Form 10-K
period 2014-03-31
LEGG MASON, INC.
filed 2014-05-23
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2014
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the transition period from			to
Commission File Number 1-8529

LEGG MASON, INC.
(Exact name of registrant as specified in its charter)

	Maryland				52-1200960
	(State or other jurisdiction of				(I.R.S. Employer
	incorporation or organization)				Identification No.)
	100 International Drive				21202
	Baltimore, MD				(Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code:		(410) 539-0000

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange on
	Title of each class				which registered
	Common Stock, $.10 par value				New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.										Yes	[X]	No	[ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.										Yes	[ ]	No	[X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.	Yes [X]	No	[ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months
(or such shorter period that the registrant was required to submit and post such files).					Yes	[X]	No	[ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.			[ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one)
Large accelerated filer	[X]			Accelerated filer				[ ]
Non-accelerated filer	[ ]			Smaller reporting company				[ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).									Yes	[ ]	No	[X]
As of September 30, 2013 the aggregate market value of the registrant's voting stock, consisting of the registrant's common stock, held by non-affiliates was $3,572,036,456.
As of May 20, 2014, the number of shares outstanding of the registrant's common stock was 116,803,119.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 29, 2014 are incorporated by reference into Part III of this Report.

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
Our future revenues may fluctuate due to numerous factors, such as: the total value and composition of our AUM; the mix of our AUM among our affiliates, asset classes, client type and geography; the revenue yield of our AUM; the volatility and general level of securities prices and interest rates; the relative investment performance of company-sponsored investment funds and other asset management products both in absolute terms and relative to competing offerings and market indices; investor sentiment and confidence; general economic conditions; our ability to maintain investment management and administrative fees at current levels; competitive conditions in our business; the ability to attract and retain key personnel and the effects of acquisitions, including prior acquisitions.
Our future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, changes in the percentages of revenues paid as compensation or other reasons; increases in distribution expenses; variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred by us to maintain our administrative infrastructure; unanticipated costs that may be incurred by Legg Mason from time to time to protect client goodwill, to otherwise support investment products or in connection with litigation or regulatory proceedings; and the effects of acquisitions and dispositions.
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

Additional information about Legg Mason is available on our website at http://www.leggmason.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and our proxy statements. Investors can find this information under the “Investor Relations” section of our website. These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, the Legg Mason, Inc. Corporate Governance Principles, our Code of Conduct for all employees and directors, and the charters for the committees of our Board of Directors are also available on our corporate website at http://www.leggmason.com under the “About Us - Corporate Governance” section. A copy of any of these materials may also be obtained, free of charge, by sending a written request to Corporate Secretary, Legg Mason, Inc., 100 International Drive, Baltimore, MD 21202. As required, and within the time frames required, by the SEC or the New York Stock Exchange (“NYSE”), we will post on our website any amendments to the Code of Conduct and any waiver of the Code of Conduct applicable to any executive officer, director, chief financial officer, principal accounting officer or controller. The information on our website is not incorporated by reference into this Report.

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our” and “Legg Mason” include Legg Mason, Inc. and its predecessors and subsidiaries, and the term “asset managers” refers to the asset management businesses operated by our subsidiaries. References to “fiscal year 2014” or other fiscal years refer to the 12-month period ended March 31st of the year specified.

Business Developments During the Fiscal Year Ended March 31, 2014
During fiscal year 2014, in addition to the normal course operation of our business, we completed the reorganization of our executive management team, restructured our debt, and took steps to continue the improvement in our affiliate alignment and global distribution.

On January 6, 2014, we appointed Thomas K. Hoops as Executive Vice President and Head of Business Development. Mr. Hoops is responsible for broadening our investment offerings to institutional and retail clients organically through new product development and through acquisitions. The appointment of Mr. Hoops completes the reorganization of our executive management team that began in fiscal year 2013.

On January 22, 2014, we completed the issuance and sale of $400 million aggregate principal amount of our 5.625% Senior Notes due 2044. We used the net proceeds of the offering of notes, plus cash on hand, to repay $450 million of our outstanding borrowings under a five-year term loan facility. On January 31, 2014, we entered into an Incremental Revolving Facility Agreement with Citibank, N.A., as Administrative Agent, and the other banks party thereto (collectively, the "Lenders"), pursuant to which the Lenders have made available to us a revolving credit facility in an amount of $250 million.

The issuance of the Senior Notes due 2044 extends the maturity dates of our debt instruments and lock-in current low rates while the Incremental Revolving Credit Facility will be available to provide cash to meet liquidity needs.

On March 4, 2014, we entered into an agreement to acquire QS Investors Holdings, LLC (“QS Investors”), a Delaware limited liability company and leading customized solutions and global quantitative equities provider with approximately $5 billion in AUM and nearly $100 billion in assets under advisement ("AUA") as of March 31, 2014. Two of our wholly-owned subsidiaries, Batterymarch Financial Management, Inc. (“Batterymarch”), and Legg Mason Global Asset Allocation, LLC (“LMGAA”), will be integrated over time into QS Investors. The acquisition is expected to close in the first quarter of fiscal 2015. The acquisition of QS Investors will further enhance our investment capabilities, and, with the integration over time of Batterymarch and LMGAA into QS Investors, will help us to create a world-class solutions and global quantitative equity platform.

In addition to the QS Investors transaction described above, during fiscal 2014 we continued our ongoing initiative to streamline our affiliate line-up, by, among other actions, completing the combination of Legg Mason Capital Management into ClearBridge, selling one of our affiliates to its management team, and commencing the wind down of another affiliate, which is expected to be completed in fiscal year 2015.

   See “Item 8. Financial Statements and Supplementary Data” for the revenues, net income and assets of the company, which operates in a single reportable business segment. See Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Report for our revenues generated in, and our long-lived assets (consisting primarily of intangible assets and goodwill) located in, each of the principal geographic areas in which we conduct business. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Report for our deferred tax assets in the U.S. and in all other countries, in aggregate.

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

Our subsidiary asset managers primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management; accordingly, the fee income of each of our asset managers will typically increase or decrease as its average assets under management increases or decreases. In addition, the fees on our assets under management vary with the type of account managed, the amount of assets in the account, the asset manager and the type of client. Increases in assets under management generally result from inflows of additional assets from new and existing clients and from appreciation in the value of client assets (including investment income earned on client assets). Conversely, decreases in assets under management generally result from client redemptions and depreciation in the value of client assets. Our assets under management may also increase as a result of business acquisitions, or decrease as a result of dispositions.

We may also earn performance fees from certain accounts if the investment performance of the assets in the account meets or exceeds a specified benchmark or high water mark during a measurement period. For the fiscal years ended March 31, 2014, 2013 and 2012, of our $2.7 billion, $2.6 billion and $2.7 billion in total revenues, $107.1 million, $98.6 million and $49.5 million, respectively, represented performance fees. As of March 31, 2014, approximately 6% of our total assets under management were in accounts that were eligible to pay performance fees.

As of March 31 of each of the last three fiscal years, we had the following aggregate assets under management (in billions, except percents):

	Assets Under Management	Equity Assets	% of Total in Equity Assets	Fixed Income Assets	% of Total in Fixed Income Assets	Liquidity Assets	% of Total in Liquidity Assets
2014	$701.8	$186.4	27%	$365.2	52%	$150.2	21%
2013	664.6	161.8	24	365.1	55	137.7	21
2012	643.3	163.4	26	356.1	55	123.8	19

From time to time, our reported equity or fixed income assets under management may exclude assets that we are retained to manage on a short-term or temporary basis.

We believe that market conditions and our investment performance are critical elements in our attempts to grow our assets under management and business. When securities markets are increasing, our assets under management will tend to increase because of market performance, resulting in additional asset management revenues. Similarly, if we can produce positive investment results, our assets under management will tend to increase as a result of our asset managers’ investment performance. In addition, favorable market conditions or strong relative investment performance can result in increased inflows in assets from existing and new clients. Conversely, in periods when securities markets are weak or declining, or when we have produced poor investment performance, absolute or relative to benchmarks or peers, it is likely to be more difficult to grow our assets under management and business and, in such periods, our assets under management and business may decline.

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

We conduct the majority of our business through six primary asset managers and four additional asset managers. Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries, all of the voting equity of which is directly or indirectly owned by Legg Mason except for one joint venture that we own with a former employee. Each of our asset managers is generally operated as a separate business, in many cases with certain distribution functions being provided by the parent company and other affiliates, that typically markets its products and services under its own brand name. Consistent with this approach, we have in place revenue sharing agreements with certain of our asset managers: Batterymarch Financial Management, Brandywine Global Investment Management, ClearBridge Investments, Permal Group, Royce & Associates and Western Asset Management Company, and/or certain of their key officers. Pursuant to these revenue sharing agreements, a specified percentage of the asset manager's revenues, net of certain third party distribution expenses, is required to be distributed to us and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, but excluding certain expenses such as amortization of acquired intangible assets and excluding income taxes. Specific compensation allocations are determined by the asset manager's management, subject to corporate management approval in certain cases. Although, without renegotiation, the revenue sharing agreements impede our ability to increase our profit margins from these businesses, we believe the agreements are important because they help us retain and attract talented employees and provide management of the businesses with incentives to (i) grow the asset managers' revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the revenues retained that is available to fund growth initiatives and for incentive compensation.

Asset Managers

Our asset managers provide a wide range of separate account investment management services to institutional clients, including pension and other retirement plans, corporations, insurance companies, endowments and foundations and governments, and to high net worth individuals and families. In addition, our asset managers also sponsor and manage various groups of U.S. mutual funds, including the Legg Mason Funds, The Royce Funds and the Western Asset Funds, the Permal and Jubilee funds-of-hedge funds and numerous proprietary equity, fixed income, liquidity and balanced funds that are domiciled and distributed in countries around the globe, and provide investment advisory services to a number of retail separately managed account programs.

Western Asset Management Company is a leading global fixed income asset manager for institutional clients. Headquartered in Pasadena, California, Western Asset's operations include investment operations in New York City, the United Kingdom, Japan, Brazil, Australia and Singapore. Western Asset offers a broad range of products spanning the yield curve and encompassing the world's major bond markets, including a suite of limited duration and core products, emerging market and high yield portfolios, municipal portfolios and a variety of sector-oriented and global products. Among the services Western Asset provides are management of separate accounts and management of mutual funds, one real estate investment trust, closed-end funds, international funds and other structured investment products. As of March 31, 2014, Western Asset managed assets with a value of $467.1 billion.

ClearBridge Investments is an equity asset management firm based in New York City, New York that also has offices in San Francisco, California and Baltimore, Maryland. In February 2014, we completed the integration of Legg Mason Capital Management into ClearBridge Investments. ClearBridge Investments provides asset management services to 33 of the equity funds (including balanced funds and closed-end funds) in the Legg Mason Funds, to retail separately managed account programs, to certain of our international funds and, primarily through separate accounts, to institutional clients. ClearBridge also sub-advises domestic mutual funds that are sponsored by third parties. ClearBridge offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. Significant ClearBridge investment styles include low volatility, high active shares and income solutions. In managing assets, ClearBridge generally utilizes a bottoms-up, research intensive, fundamental approach to security selection that seeks to identify companies with the potential to provide solid economic returns relative to their risk-adjusted valuations. As of March 31, 2014, ClearBridge, including Legg Mason Capital Management, which was integrated into ClearBridge in February 2014, managed assets with a value of $95.9 billion.

Brandywine Global Investment Management manages fixed income, including global and international fixed income, and equity portfolios for institutional and, through wrap accounts, high net worth individual clients. In addition, Brandywine manages seven of our proprietary mutual funds. Brandywine, based in Philadelphia, Pennsylvania, pursues a value investing approach in its management of both equity and fixed income assets. As of March 31, 2014, Brandywine managed assets with a value of $52.2 billion.

Royce & Associates is the investment advisor to all of The Royce Funds and to certain of our international funds. In addition, Royce & Associates manages other pooled and separate accounts, primarily institutional. Headquartered in New York City, New York, Royce & Associates generally invests in smaller company stocks, using a value approach. Royce & Associates' stock selection process generally seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce & Associates pursues securities that are priced below its estimate of the company's current worth. As of March 31, 2014, Royce & Associates managed assets with a value of $38.6 billion.

Permal Group, Ltd. is a leading global funds-of-hedge funds management firm. During fiscal year 2013, we acquired the Fauchier Partners business, which includes the Jubilee funds, and combined the Fauchier Partners business into the business of Permal. With its headquarters in London and other offices in New York City, Boston, Dubai, Paris, Hong Kong, Beijing, Shanghai, Singapore and Nassau, Permal manages products which include both directional and absolute return strategies, and are available through multi-manager and single manager funds, separately managed accounts and structured products sponsored by several large financial institutions. Permal selects from among thousands of investment managers and investment firms in designing portfolios that are intended to meet a wide variety of specific investment objectives, including global, regional, class and sector specific offerings. In managing its directional offerings, Permal's objective is to participate significantly in strong markets, preserve capital in down or volatile markets and outperform market indices over a full market cycle with reduced risk and volatility. In managing its absolute return strategies, Permal seeks to achieve positive investment returns in all market conditions with low correlation to the overall equity markets. As of March 31, 2014, Permal managed assets with a value of $19.7 billion.

Batterymarch Financial Management Inc. manages U.S., international and emerging markets equity portfolios for institutional clients. Based in Boston, Massachusetts, Batterymarch primarily uses a quantitative approach to asset management. The firm's investment process for U.S. and international portfolios, other than emerging market portfolios, is designed to enhance the fundamental investment disciplines by using quantitative tools to process fundamental data. As of March 31, 2014, Batterymarch managed assets with a value of $10.2 billion. Following the completion of our acquisition of QS Investors, as noted above in “Business Developments”, Batterymarch and LMGAA will be integrated over time into QS Investors.

Legg Mason Investment Counsel & Trust Company, National Association, is a national banking association with authority to exercise trust powers. Headquartered in Baltimore, Maryland, Legg Mason Investment Counsel & Trust Company provides services as a trustee for trusts established by individual and employee benefit plan clients and manages fixed income and equity assets. Legg Mason Investment Counsel, LLC, a subsidiary of Legg Mason Investment Counsel & Trust Company, manages equity, fixed income and balanced portfolios for high net worth individual and institutional clients and several of our proprietary mutual funds. Legg Mason Investment Counsel is also headquartered in Baltimore, Maryland, and operates out of offices in New York City, Cincinnati, Philadelphia, Easton, Maryland, and Bryn Mawr, Pennsylvania. As of March 31, 2014, Legg Mason Investment Counsel & Trust Company, including its subsidiary, managed assets with a value of $9.4 billion.

We and one of our former employees each own 50% of a joint venture that serves as investment manager of two equity funds, the Legg Mason Opportunity Trust and the Miller Income Opportunity Trust, within the Legg Mason Funds family. We include all of the assets managed by this joint venture, $2.6 billion at March 31, 2014, in our assets under management.

Legg Mason Australian Equities is an Australian asset management business that offers Australian equity products, Australian property trusts and asset allocation products. Based in Melbourne, the firm follows a fundamental, intrinsic value approach to portfolio management and its guiding philosophy is a belief that in-depth research can generate superior long-term investment performance. As of March 31, 2014, Legg Mason Australian Equities managed assets with a value of $2.2 billion.

Legg Mason Poland engages in portfolio management, servicing and distribution of both separate account management services and local funds in Poland. Based in Warsaw, the firm provides portfolio management services primarily for equity assets to institutions, including corporate pension plans and insurance companies, and, through funds distributed through banks and insurance companies and individual investors. As of March 31, 2014, Legg Mason Poland managed assets with a value of $1.6 billion.

Legg Mason Global Asset Allocation offers a broad range of asset allocation capabilities to institutional and retail investors. LMGAA’s allocation strategies are delivered across multiple products and multiple vehicles, including U.S. mutual funds, variable insurance trusts, institutional separate accounts, and cross-border mutual funds. LMGAA’s managed assets are not separately reflected because a significant portion of LMGAA's managed assets are allocated to funds and accounts managed by certain of our other affiliates and included in the AUM of such affiliates.

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

The Legg Mason Funds consist of 113 mutual funds and 29 closed-end funds in the United States, all of which are sub-advised by our subsidiary asset managers. The mutual funds and closed-end funds within the Legg Mason Funds include 67 equity funds (including balanced funds) that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large- and mid-cap growth funds and international funds. The fixed income and liquidity mutual funds and closed-end funds within the Legg Mason Funds include 75 funds that offer a wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. Many of our asset managers provide investment advisory services to the Legg Mason Funds. As of March 31, 2014 and 2013, the Legg Mason Funds included $124.5 billion and $114.1 billion in assets, respectively, in their mutual funds and closed-end funds, of which approximately 42% and 35%, respectively, were equity assets, approximately 24% and 28%, respectively, were fixed income assets and approximately 34% and 37%, respectively, were liquidity assets.

The Royce Funds consist of 30 mutual funds and four closed-end funds, most of which invest primarily in smaller-cap company stocks using a value approach. The funds differ in their approach to investing in smaller or micro-cap companies and the universe of securities from which they can select. As of March 31, 2014 and 2013, The Royce Funds included $35.3 billion and $34.9 billion in assets, respectively, substantially all of which were equity assets. The Royce Funds are distributed through non-affiliated fund supermarkets, our centralized funds distribution operations, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in The Royce Funds are distributed only through insurance companies.

Our mutual funds business also includes the Western Asset Funds, a proprietary family of ten mutual funds and four closed-end funds. The mutual funds are marketed primarily to institutional investors and retirement plans through our institutional funds marketing group. Western Asset Management Company manages these funds using a team approach under the supervision of Western Asset's investment committee. The funds primarily invest in fixed income securities. As of March 31, 2014 and 2013, the Western Asset Funds included $15.6 billion and $16.4 billion in assets, respectively.

International Funds

Outside the United States, we manage, support and distribute numerous proprietary funds across a wide array of global fixed income, liquidity and equity investment strategies. Our international funds include a broad range of cross border funds that are domiciled in Ireland and Luxembourg and are sold in a number of countries across Asia, Europe and Latin America. Our international funds also include local fund ranges that are available for distribution in the United Kingdom, Australia, Japan, Singapore, Poland and Hong Kong. Our international funds are distributed and serviced by Legg Mason's global distribution group, as discussed below. Our international funds include equity, fixed income, liquidity and balanced funds that are primarily managed or sub-advised by Batterymarch Financial Management, Brandywine Global, ClearBridge, Royce & Associates, Western Asset Management and LMGAA. In aggregate, we sponsor and manage 177 of these international funds, which as of March 31, 2014 and 2013, had an aggregate of approximately $132.4 billion and $123.1 billion in assets, respectively. The information in this paragraph does not include the funds-of-hedge funds managed by Permal, or the Brazil-domiciled funds managed by Western Asset Management.

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

U.S. Distribution

The U.S.-based operations of our global distribution group support and distribute the Legg Mason Funds, The Royce Funds and the Western Asset Funds, and include our mutual fund wholesalers and our global distribution group. Our mutual fund wholesalers distribute the Legg Mason Funds through a number of third-party distributors. While we have worked to diversify our distribution network, historically, many of the Legg Mason Funds were principally sold through the retail brokerage business of Citigroup. The retail business created by the combination of Morgan Stanley's brokerage unit and Citigroup's Smith Barney unit into Morgan Stanley Wealth Management remains a significant intermediary selling the Legg Mason Funds. In prior fiscal years we have experienced a reduction in our liquidity assets under management as a result of Morgan Stanley Wealth Management amending certain historic brokerage programs that had provided assets under management to liquidity funds our asset managers manage.

Our global distribution group distributes institutional share classes of the Legg Mason Funds and the Western Asset Funds to institutional clients and also distributes variable annuity sub-advisory services provided by our asset managers to insurance companies. Our institutional liquidity funds are primarily distributed by Western Asset's distributors. In addition to our centralized funds distribution group, Royce & Associates' distributors also distribute The Royce Funds.

In addition to distributing funds, the wholesalers in our global distribution operations also support our retail separately managed account program services. These services are provided through programs sponsored by a variety of financial institutions.

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

International Distribution

The international distributors within our global distribution group offer our investment management services to individual and institutional investors across Asia, Europe and the Americas. These distributors operate out of distribution offices in 14 cities in 13 countries and are the sole distributors of our cross border funds globally and our international local funds in their respective countries. The goal of our international distributors is to be a global partner for firms that utilize or distribute asset management products around the world, but also to be viewed as a local partner through an understanding of the nuances and needs of each local market that they cover. These distributors seek to develop deep distribution relationships with retail banks, private banks, asset managers, fund platforms, pension plans and insurance plans. Our international distribution offices also work with our asset managers on a case-by-case basis to take advantage of preferences for local distributors or to meet regulatory requirements in distributing products and services into their local markets.

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

In addition to Legg Mason Investments, our global distribution group includes separate distribution operations in Australia and Japan. In Australia, our distribution operations distribute local and cross border pooled investment vehicles sub-advised by our asset managers primarily to retail investors, pension plans, fund-of-funds managers, insurance companies and government funds/agencies. In Japan, our distribution operations distribute domestic investment funds, cross border funds and institutional separate accounts primarily to the retail market, which includes retail banks, private banks, asset managers, funds platforms and insurance companies.

Permal's products and services, including the Jubilee funds and other products and services of Fauchier Partners, are sold outside the United States to non-U.S. high net worth investors through a network of financial intermediaries by Permal's distribution operations. Permal's relationships with its financial intermediaries have resulted in wide international distribution of Permal's products and services. In addition, Permal distributes its products and services to U.S. and international institutions through Permal's internal distribution teams.

Employees
At March 31, 2014, 2013 and 2012, we had 2,843, 2,975 and 2,979 employees, respectively. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.

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

In our international business, we have fund management, asset management and distribution subsidiaries domiciled in a number of jurisdictions, including Australia, Brazil, Japan, Hong Kong, Ireland, Poland, Singapore, Taiwan and the United Kingdom that are subject to extensive regulation under the laws of, and to supervision by, governmental authorities in each of these jurisdictions. Our international subsidiaries are also authorized or licensed to offer their products and services in several other countries around the world, and thus are subject to the laws of, and to supervision by, governmental authorities in these additional countries. In addition, a subsidiary of Permal is a Bahamas bank regulated by the Central Bank of the Bahamas. Our offshore proprietary funds are subject to the laws and regulatory bodies of the jurisdictions in which they are domiciled and, for funds listed on exchanges, to the rules of the applicable exchanges. Certain of our funds domiciled in Ireland and Luxembourg are also registered for public sale in several countries around the world and are subject to the laws of, and supervision by, the governmental authorities of those countries. All of these non-U.S. governmental authorities generally have broad supervisory and disciplinary powers, including, among others, the power to set minimum capital requirements, to temporarily or permanently revoke the authorization to carry on regulated business, to suspend registered employees, and to invoke censures and fines for both the regulated business and its registered employees.
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
Net Capital Requirements
We have two small, non-clearing broker-dealer subsidiaries that primarily distribute our funds and other asset management products. These broker-dealer subsidiaries are subject to net capital rules that mandate that they maintain certain levels of capital. In addition, certain of our subsidiaries that operate outside the United States are subject to net capital or liquidity requirements in the jurisdictions in which they operate. For example, in addition to requirements in other jurisdictions, our United Kingdom-based subsidiaries and our Singapore-based subsidiaries are subject to the net capital requirements of the Financial Conduct Authority and the Monetary Authority of Singapore, respectively.

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
In addition, in the ordinary course of our business we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. From time to time over the last seven fiscal years, several of our key equity and fixed income asset managers generated poor investment performance, on a relative basis or an absolute basis, in certain products or accounts that they managed. These investment performance issues contributed to a significant reduction in their assets under management and revenues and a reduction in performance fees. Although our overall investment performance has improved over the last four fiscal years, we still face periodic performance issues with certain of our products, and there is typically a lag before improvements in investment performance produce a positive effect on asset flows. There can be no assurances as to when, or if, investment performance issues will cease to influence our assets under management and revenues.
Assets Under Management May Be Withdrawn, Which May Reduce our Revenues and Net Income
Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third-party distributors with whom we have relationships, loss of key investment management or other personnel and financial market performance. This risk is underscored by the fact that we have two international clients that represent approximately 12.2% (primarily liquidity assets) and 1.8%, respectively, of our total assets under management that generate approximately 3.1% and less than 0.1%, respectively, of our operating revenues. In the first quarter of fiscal 2015, we will begin reporting assets under advisement (“AUA”), and the assets of the second of these clients will be reclassified to AUA. In addition, in a declining securities market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. Due in part to investment performance issues, we have experienced net outflows of equity assets under management for the last eight fiscal years. Though we experienced net inflows in our overall AUM in fiscal year 2014, there can be no assurance that inflows will continue in the future. During fiscal years 2014 and 2013 we had $8.3 billion in net client inflows, due to inflows in liquidity assets offset by outflows in equity and fixed income assets, and $11.7 billion in net client outflows, respectively. The fiscal year 2014 inflows included $12.1 billion in liquidity inflows and $1.2 billion in fixed income inflows, which were partially offset by $5.0 billion in equity outflows.

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
Our assets under management can generate very different revenues per dollar of managed assets based on factors such as the type of asset managed (equity assets generally produce greater revenues than fixed income assets), the type of client (institutional clients generally pay lower fees than other clients), the type of asset management product or service provided and the fee schedule of the asset manager providing the service. A shift in the mix of our assets under management from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in our revenues even if our aggregate level of assets under management remains unchanged or increases. A decrease in our revenues, without a commensurate reduction in expenses, will reduce our net income. Although we experienced a shift in the mix of our assets under management during fiscal year 2014, during which our equity assets under management increased from $161.8 billion (24% of our total assets under management) on March 31, 2013 to $186.4 billion (27% of our total assets under management) on March 31, 2014, there can be no assurances that this shift will continue.
Our Mutual Fund Management Contracts May Not Be Renewed, Which May Reduce our Revenues and Net Income
A substantial portion of our revenue comes from managing U.S. mutual funds. We generally manage these funds pursuant to management contracts with the funds that must be renewed and approved by the funds' boards of directors annually. A majority of the directors of each mutual fund are independent from us. Although the funds' boards of directors have historically approved each of our management contracts, there can be no assurance that the board of directors of each fund that we manage will continue to approve the funds’ management contracts each year, or will not condition its approval on the terms of the management contract being revised in a way that is adverse to us. If a mutual fund management contract is not renewed, or is revised in a way that is adverse to us, it could result in a reduction in our revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.
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

There are often substantial fluctuations in price levels in the securities markets. These fluctuations can occur on a daily basis and over longer periods as a result of a variety of factors, including national and international economic and political events, broad trends in business and finance, and interest rate movements. Reduced securities market prices generally may result in reduced revenues from lower levels of assets under management and loss or reduction in advisory, incentive and performance fees. Periods of reduced market prices may adversely affect our profitability because fixed costs remain relatively unchanged. Because we operate in one industry, the business cycles of our asset managers may occur contemporaneously. Consequently, the effect of an economic downturn may have a magnified negative effect on our business.
In addition, as of March 31, 2014, a substantial portion of our invested assets consisted of securities and other seed capital investments. A decline in the value of equity, fixed income or other alternative securities could lower the value of these investments and result in declines in our non-operating income and net income. Increases or decreases in the value of these investments could increase the volatility of our earnings.
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
The current historically low interest rate environment affects the yields of money market funds, which are based on the income from the underlying securities less the operating costs of the funds. With short-term interest rates at or near zero, the operating expenses of money market funds may become greater than the income from the underlying securities. We are monitoring the industry wide low yields of money market funds, which may result in negative yields, particularly in Europe, which could have a significant adverse effect on the industry in general and our liquidity business in particular. During the past three fiscal years, we voluntarily waived certain fees or assumed expenses of money market funds for competitive reasons, such as to maintain competitive yields. These fee waivers resulted in approximately $110.0 million in reduced investment advisory revenues in fiscal year 2014, and have continued into the present fiscal year.
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

The asset management industry has experienced from time to time the entry of many new firms, as well as significant consolidation as numerous asset management firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than we have. In addition, a number of heavily capitalized companies, including commercial banks and foreign entities have made investments in and acquired asset management firms. Access to mutual fund distribution channels has also become increasingly competitive. All of these factors could make it more difficult for us to compete, and no assurance can be given that we will be successful in competing and growing our assets under management and business. If clients and potential clients decide to use the services of competitors, it could reduce our revenues and growth rate, and if our revenues decrease without a commensurate reduction in our expenses, our net income will be reduced. In this regard, there are a number of asset classes and product types that are not well covered by our current products and services. When these asset classes or products are in favor with investors, we will miss the opportunity to gain the assets under management that are being invested in these assets and face the risk of our managed assets being withdrawn in favor of competitors who provide services covering these classes or products. For example, to the extent there is a trend in the asset management business in favor of passive products such as index and exchange-traded funds, it favors our competitors who provide those products over active managers like our asset managers. In addition, our asset managers are not typically the lowest cost provider of asset management services. To the extent that we compete on the basis of price in any of our businesses, we may not be able to maintain our current fee structure in that business, which could adversely affect our revenues and net income. In the retail separately managed account program business, there has been a trend toward more open programs that involve more asset managers who provide only investment models which the financial institution sponsor's employees use to allocate assets. A number of the programs for which we provide services have followed this trend, and additional programs could do so in the future. This trend could result in assets under management retention issues due to additional competition within the programs, particularly for products with performance issues, and reduced management fees, which are typical results of providing investment models rather than advisory services.

Our business is asset management. As a result, we may be more affected by trends and issues affecting the asset management industry, such as industry-wide regulatory issues and inquiries, publicity about, and public perceptions of the industry and asset management industry market cycles, than other financial services companies that have more diversified businesses.

We May Support Money Market Funds to Maintain Their Stable Net Asset Values, or Other Products we Manage, Which Could Affect our Revenues or Operating Results
Approximately 21% of our assets under management as of March 31, 2014, consisted of assets in money market funds. Money market funds seek to preserve a stable net asset value. The money market funds our asset managers manage have always maintained this stable net asset value. However, there is no guarantee that this stable net asset value will be achieved in the future. Market conditions could lead to severe liquidity or security pricing issues, which could impact their net asset values. If the net asset value of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in assets under management and reputational harm, which could have a material adverse effect on our revenues or net income.
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
Performance-Based Fee Arrangements May Increase the Volatility of our Revenues
A portion of our total revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset manager's ability to earn performance fees in future periods may be impaired. As of March 31, 2014, approximately 6% of our assets under management were in accounts or products that are eligible to earn performance fees. We earned $107.1 million, $98.6 million and $49.5 million in performance fees during fiscal years 2014, 2013 and 2012, respectively. An increase or decrease in performance fees, or in performance-based fee arrangements with our clients, could create greater fluctuations in our revenues.

We Rely Significantly on Third Parties to Distribute Mutual Funds and Certain Other Products
Our ability to market and distribute mutual funds and certain other investment products that we manage is significantly dependent on access to third-party financial intermediaries that distribute these products. These distributors are generally not contractually required to distribute our products, and typically offer their clients various investment products and services, including proprietary products and services, in addition to and in competition with our products and services. Relying on third-party distributors also exposes us to the risk of increasing costs of distribution, as we compensate them for selling our products and services in amounts that are agreed between them and us but which, in many cases, are largely determined by the distributor. There has been a recent trend of increasing fees paid to certain distributors in the asset management business, and our distribution costs have increased as a result. While we have worked to diversify our distribution network, historically, many of the Legg Mason Funds were principally sold through the retail brokerage business of Citigroup. The retail business created by the combination of Morgan Stanley's brokerage unit and Citigroup's Smith Barney unit into Morgan Stanley Wealth Management remains a significant intermediary selling the Legg Mason Funds. While the third-party distributors are compensated for distributing our products and services, there can be no assurances that we will be successful in distributing our products and services through them. In addition, mergers and other corporate transactions among distributors may affect our distribution relationships. For example, we are not able to predict the long-term effect of the Morgan Stanley Wealth Management business on our ability to continue to successfully distribute our funds and other products through it, or the costs of doing so. If we are unable to distribute our products and services successfully, it will adversely affect our revenues and net income, and any increase in distribution-related expenses could adversely affect our net income.

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

Risks Related to our Company
Our Leverage May Affect our Business and May Restrict our Operating Results
At March 31, 2014, on a consolidated basis, we had approximately $1.0 billion in total indebtedness, excluding debt of consolidated investment vehicles for which we are not responsible, and total stockholders' equity of $4.7 billion, and our goodwill and other intangible assets were $1.2 billion and $3.2 billion, respectively. As of March 31, 2014, we had $750 million of additional borrowing capacity available under our various credit agreements, subject to certain conditions and compliance with the covenants in our outstanding indebtedness. As a result of this substantial indebtedness, we are required to use a significant portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other business opportunities. In addition, these servicing obligations would increase in the future if we incur additional indebtedness.
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

As of March 31, 2014, under the terms of our bank credit agreement our ratio of net debt to Consolidated EBITDA was 1.2 to 1 and our ratio of Consolidated EBITDA to interest expense was 12.5 to 1, and, therefore, Legg Mason was in compliance with its bank financial covenants. If our net income significantly declines for any reason, it may be difficult to remain in compliance with these covenants. Similarly, to the extent that we spend our available cash for purposes other than repaying debt or acquiring businesses that increase our EBITDA, we will increase our net debt to Consolidated EBITDA ratio. Although there are actions that we may take if our financial covenant compliance becomes an issue, there can be no assurance that Legg Mason will remain in compliance with its bank debt covenants.
In addition, the terms of the $650 million senior notes that we issued in May 2012 and the $400 million senior notes that we issued in January 2014 provide limitations on our ability to sell, and the use of proceeds from any sale of, certain significant subsidiaries.
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

Acquisitions, related transactions and completed acquisitions, including the acquisition of QS Investors and the integration over time of Batterymarch and LMGAA into QS Investors, pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.
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
Our Business is Subject to Numerous Operational Risks
We face numerous operational risks related to our business on a day-to-day basis. Among other things, we must be able to consistently and reliably obtain securities pricing information, process trading activity, process client and investor transactions and provide reports and other customer service to our clients, investors and distributors. Failure to keep current and accurate books and records can render us subject to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. A portion of our software is licensed from and supported by outside vendors upon whom we rely to prevent operating system failure. A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption. If any of our financial, portfolio accounting or other data processing systems, or the systems of third parties on whom we rely, do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, or those of third parties on whom we rely, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more offices (as occurred with one of our New York City offices when the office building in which it was located was flooded by Hurricane Sandy in October 2012). In addition, our operations are dependent upon information from, and communications with, third parties, and operational problems at third parties may adversely affect our ability to carry on our business.
Our operations rely on the effectiveness of our information and cyber security policies, procedures and capabilities to provide secure processing, storage and transmission of confidential and other information in our computer systems, networks and mobile devices and on the computer systems, networks and mobile devices of third parties on whom we rely. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices, and those of third parties on whom we rely, may be vulnerable to cyber-attacks, sabotage, unauthorized access, computer viruses, worms or other malicious code, and other events that have a security impact. If one or more of such events occur, it potentially could jeopardize our or our clients', employees' or counterparties' confidential and other information processed and stored in, and transmitted through, our or third party computer systems, networks and mobile devices, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. As a result, we could experience material financial loss, loss of competitive position, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in the Company’s earnings. We may be required to spend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against fully or not fully covered through any insurance that we maintain.
We depend on our headquarters, the offices of our subsidiaries, our operations centers and third-party providers for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our asset managers, or an event disrupting the ability of our employees to perform their job functions, including terrorist attacks or a disruption involving electrical communications, transportation or other services used by us or third parties with whom we conduct business, directly affecting our headquarters, the offices of our subsidiaries, our operations centers or the travel of our sales, client service and other personnel, may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery and business continuity programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses.

We May Incur Charges Related to Leased Facilities
We continue to be exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. As of March 31, 2014, our future commitments from third parties under non-cancellable subleases were approximately $173 million, which in total, net of reserves, effectively offsets obligations under our leases for the properties. As part of an evaluation of our real estate needs, we abandoned certain leased real estate during fiscal years 2013 and 2014. During fiscal year 2014, we subleased a portion of the space and continue to pursue sub-tenants for the remaining vacant space. As of March 31, 2014, our total future lease commitments for office space that we vacated and are seeking to sublease was approximately $30 million, of which we reserved approximately $7 million through lease charges to our earnings during the fiscal year ended March 31, 2014. Under generally accepted accounting principles, at the time a sublease is entered into or space is deemed permanently abandoned, we must incur a charge equal to the present value of the amount by which the commitments under the lease exceeds the amount due, or amount expected to be received, under a sublease. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. This risk is underscored by the fact that one sub-tenant represents approximately half of the future sublease rent commitments described above. There can be no assurance that we will not recognize additional lease-related charges, which may be material to our results of operations.
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
The domestic mutual fund contracts asset acquired in the 2005 acquisition of the Citigroup Asset Management (“CAM”) business of $2,106 million and the Permal funds-of-hedge funds contracts assets of $698 million account for approximately 65% and 20%, respectively, of our indefinite-life intangible assets, while the goodwill in our reporting unit aggregates $1.2 billion.
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
During the three months ended March 31, 2014, no triggering events required that we consider impairment tests of any of our intangible assets or goodwill subsequent to our annual December 31 impairment tests. We completed our annual impairment tests of goodwill and indefinite-life intangible assets as of December 31, 2013, and determined that there was no impairment in the value of these assets.
Cash flows through December 31, 2013, from our Permal funds-of-hedge funds contracts marginally exceeded previous projections, such that the related carrying value continues to be sensitive to changes in actual results or the assumptions noted above. For our domestic mutual fund contracts, cash flows through December 31, 2013 exceeded previous projections, but the related carrying value remains sensitive to changes in actual results or the assumptions noted above. Therefore, market decreases, outflows or other changes in actual results or the assumptions noted above may result in an impairment of the Permal fund-of-hedge-funds or the domestic mutual fund contracts assets. A modest change with respect to the Permal fund-of-hedge-funds contracts could lead to impairment of the related asset, while a larger change with respect to the domestic mutual funds contracts would be required to impair the related asset. As of December 31, 2013, the date of our most recent annual testing, the estimated fair value of the Permal funds-of-hedge funds contracts assets and the domestic mutual funds contracts assets exceeded their related carrying values by approximately $70 million and $450 million, respectively. Assuming all other factors remain the same, our actual results and/or changes in assumptions for the domestic mutual fund contracts and Permal funds-of-hedge fund contracts cash flow projections over the long term would have to deviate approximately 20% and 10% or more, respectively, or the discount rate would have to increase from 14.0% to 16.0% and 15.5% to 16.5%, respectively, for the assets to be deemed impaired. Cash flows from our reporting unit and other indicators of the reporting unit’s fair value have improved through December 31, 2013, such that its estimated fair value exceeds its aggregate carrying value by a material amount at December 31, 2013. Changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced assets under management or other factors, could still result in an impairment of goodwill.
There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce an additional impairment. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Intangible Assets and Goodwill.”
Our Deferred Tax Assets May Not Be Fully Realizable
As of March 31, 2014, we had approximately $763 million in U.S. federal deferred tax assets, which represent tax benefits that we expect to realize in future periods. Under accounting rules, we are required to recognize a charge to earnings to reduce our deferred tax assets if it is determined that any future tax benefits are not likely to be realized before they expire. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated. Those resulting from foreign tax credits generally expire 10 years after they are generated. In order to realize these future tax benefits, we estimate that we must generate approximately $3.8 billion in future U.S. earnings, approximately $673 million of which must be in the form of foreign source income, before the benefits expire. There can be no assurances that we will achieve this level of earnings before some portion of these tax benefits expires. In addition, our belief that we will likely be able to realize these future tax benefits is based in part upon our estimates of the timing of other differences in revenue and expense recognition between tax returns and financial statements and our understanding of the application of tax regulations, which may prove to be incorrect for any number of reasons, including future changes in tax or accounting regulations. If we are required to recognize a charge to earnings to reduce our deferred tax assets, the charge may be material to our earnings or financial condition.
We Are Exposed to a Number of Risks Arising From our International Operations
Our asset managers operate in a number of jurisdictions outside of the United States on behalf of international clients. We have offices in numerous countries and many cross border and local proprietary funds that are domiciled outside the United States. Our international operations require us to comply with the legal requirements of various foreign jurisdictions, expose us to the political consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences which, among other things, make it more difficult to repatriate to the United States the cash that we generate outside the U.S. At March 31, 2014, our total cash and cash equivalents of $858 million included approximately $306 million held by our foreign subsidiaries, some of which, if repatriated, may be subject to material tax effects. Furthermore, despite controls and other actions reasonably designed to mitigate these risks, our international operations expose us to risks arising from Legg Mason's potential responsibility for actions of third party agents and other representatives of our business operating outside our primary jurisdictions of operation. Our foreign business operations are also subject to the following risks:

•	difficulty in managing, operating and marketing our international operations;

•	fluctuations in currency exchange rates which may result in substantial negative effects on assets under management and revenues in our U.S. dollar-based financial statements; and

•	significant adverse changes in foreign political, economic, legal and regulatory environments.

Legal and Regulatory Risks
Regulatory Matters May Negatively Affect our Business and Results of Operations
Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our clients. We could be subject to civil liability, criminal liability, or sanction, including revocation of our subsidiaries' registrations as investment advisers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, reputation, and business prospects. In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. In particular, we have incurred, and will continue to incur, significant additional costs as a result of regulatory changes affecting U.S. mutual funds and changes to European mutual fund regulation, including the European Union directive on Undertakings for Collective Investments in Transferable Securities directives and the Alternative Investment Fund Managers directive. The Federal Reserve Board has adopted final regulations related to non-Bank Systemically Important Financial Institutions (“SIFIs”). It has been suggested that large mutual funds, including money market funds, should be designated as SIFIs, which would result in increased regulatory oversight, including enhanced capital, liquidity, leverage, stress testing, resolution planning, and risk management requirements. In addition, the SEC has proposed additional reforms to money market fund regulation, including additional disclosure and reporting requirements, enhanced diversification requirements, enhanced stress testing ,required liquidity fees and redemption gates under certain conditions and a minimum floating net asset value. If Legg Mason, any Legg Mason Fund or any of our affiliates is deemed a SIFI or the proposed SEC reforms were adopted, we would be subject to additional operational and compliance costs. We also are spending time and money to comply with the requirements of the U.S. Foreign Account Tax Compliance Act. Our business and results of operations can also be adversely affected by federal, state and foreign regulatory issues and proceedings.
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
We also note that recommendations for regulatory reform in the liquidity asset management business include the possible imposition of banking and banking-like regulations on liquidity funds and their managers or of ending the stable-value characteristic of these funds. Currently, SEC and European regulatory officials have stated publicly that they are considering proposing additional regulations for money market funds that are designed to address certain concerns arising from the 2007-2008 financial crisis. The SEC has recently promulgated new rules under a section of the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that require entities that provide certain types of advice to, or on behalf of, or solicit municipal entities or certain other persons, to register with the SEC and the Municipal Securities Rulemaking Board (“MSRB”) as municipal advisors, thereby subjecting those entities to new or additional regulation by the SEC and MSRB. Other changes under consideration include a possible requirement that money market funds have a capital buffer, the imposition of redemption holdbacks, and a requirement that money market funds convert to a floating net asset value. European regulatory officials are considering multiple proposed regulations intended to improve retail investor protection. Among the proposals under consideration are changes in regulation to address custodial liability, remuneration of managers, efficient portfolio management techniques and extraordinary liquidity management tools. The European regulatory officials are also considering new regulatory measures that will apply to European money market funds, including new investor disclosure requirements for all packaged retail investment products. If adopted, these proposals, which also have been publicly supported by a number of banking officials, could significantly impact the money market fund industry. Depending on the nature of any changes adopted, the new regulations could, among other things, reduce the attractiveness of money market funds to retail and institutional investors and raise the costs of being in this business. We continue to monitor this area carefully and, if new regulations are adopted, we will consider how they affect our liquidity management business and take action, as appropriate. Any of these revisions could adversely affect our liquidity asset management business and our results of operations.
Instances of criminal activity and fraud by participants in the asset management industry, disclosures of trading and other abuses by participants in the financial services industry and significant governmental intervention and investment in the financial markets and financial firms have led the U.S. government and regulators to increase the rules and regulations governing, and oversight of, the U.S. financial system. This activity has resulted in changes to the laws and regulations governing the asset management industry and more aggressive enforcement of the existing laws and regulations. For example, the Dodd-Frank Act provides for a comprehensive overhaul of the financial services regulatory environment and requires the adoption of extensive regulations and many regulatory decisions to be implemented. Certain provisions of the Dodd-Frank Act will, and other provisions may, require us to change or impose new limitations on the manner in which we conduct business, will or may increase regulatory compliance burdens, and may have unintended adverse consequences on the liquidity or structure of the financial markets. The ongoing revisions to the laws and regulations governing our business, and their counterparts internationally, are an ongoing process. The cumulative effect of these actions may result in increased expenses, or lower management or other fees, and therefore adversely affect the revenues or profitability of our business.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We lease all of our office space. Our headquarters and certain other functions are located in an office building in Baltimore, Maryland, in which we currently hold under lease approximately 372,000 square feet, of which approximately 109,000 square feet has been subleased to third parties.
Our asset managers and other subsidiaries are housed in office buildings in 14 cities in 13 countries around the world. The largest of the leases include:

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
ITEM 3. LEGAL PROCEEDINGS.
Our current and former subsidiaries have been the subject of customer complaints and have also been named as defendants in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. For example, we are aware of litigation against certain underwriters of offerings in which one or more of our former subsidiaries was a participant, but where the former subsidiary is not now a defendant. In these latter cases, it is possible that we may be called upon to contribute to settlements or judgments. In the normal course of our business, our current and former subsidiaries have also received subpoenas and are currently involved in governmental and self-regulatory agency inquiries, investigations and, from time to time, proceedings. In the 2005 transaction with Citigroup, we transferred to Citigroup the subsidiaries that constituted our private client brokerage and capital markets businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, we agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of our former private client brokerage and capital markets businesses that result from pre-closing events. In addition, the asset management business we acquired from Citigroup is a defendant in a number of legal actions, including class action litigation, arising from pre-closing asset management activities, some of which seek substantial damages. Under the terms of the transaction agreement with Citigroup, Citigroup has agreed to indemnify us for certain legal matters, including all currently known pre-closing legal matters, of the former CAM business. While the ultimate resolution of any pre-closing matters threatened or pending from our prior brokerage and capital markets businesses or the former CAM business cannot be determined at this time, based on current information and after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of March 31, 2014 is not material. While the ultimate resolution of any other threatened or pending litigation, regulatory investigations and other matters cannot be currently determined, in the opinion of our management, after consultation with legal counsel, due in part to the preliminary nature of certain of these matters, we are currently unable to estimate the amount or range of potential losses from these matters, and our financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report.
ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.
Information (not included in our definitive proxy statement for the 2014 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:
Thomas K. Hoops, age 49, was appointed Executive Vice President and Head of Business and Product Development in January 2014. From March 2000 through January 2014, Mr. Hoops held a variety of positions at Wells Fargo Corporation and its predecessors, most recently as Head of Affiliated Managers at Wells Fargo Asset Management. Prior to joining Wells Fargo / Wachovia, he was a Managing Director at a boutique investment bank which specialized in M&A advisory for emerging growth and middle-market companies and their owners. He began his career as a credit analyst at First Union National Bank in Charlotte.
Terence Johnson, age 41, was appointed Head of Global Distribution in March 2013 and elected Executive Vice President in April 2013.  Since October 2012, he had been serving as interim Head of Global Distribution, overseeing U.S. Distribution, International Distribution, Global Product Development, Marketing, and Administration and Operations of the division.  Prior to that, Mr. Johnson headed International Distribution at Legg Mason.  Mr. Johnson joined Legg Mason in December 2005 from Citigroup Asset Management following its acquisition by Legg Mason.
Thomas C. Merchant, age 46, was appointed General Counsel in March 2013 and elected Executive Vice President in April 2013.  Mr. Merchant continues to serve as Corporate Secretary, a position he has held since 2008.  Mr. Merchant oversees Legg Mason's legal and compliance departments. Mr. Merchant previously served as Corporate General Counsel and Deputy General Counsel.  Mr. Merchant joined Legg Mason as Associate General Counsel in 1998.
Jennifer Murphy, age 49, was appointed Chief Administrative Officer in March 2013 and elected Executive Vice President in April 2013.  Ms. Murphy oversees Legg Mason's technology, human resources, risk management, internal audit and fund boards and global fund accounting.  Prior to her appointment as Chief Administrative Officer, Ms. Murphy served as President and CEO of Legg Mason Capital Management.  Ms. Murphy initially joined Legg Mason in 1986, and has served in a variety of roles during two tenures with the company.
Peter H. Nachtwey, age 58, was elected Chief Financial Officer and Senior Executive Vice President of Legg Mason in January 2011 when he joined the firm. From July 2007 through December 2010, Mr. Nachtwey served as Chief Financial Officer of The Carlyle Group, an alternative investment management firm, where he had responsibility for all of the financial and a number of the operational functions at the firm. Prior to The Carlyle Group, Mr. Nachtwey spent more than 25 years at Deloitte & Touche, LLP, an accounting firm, most recently as Managing Partner of the Investment Management practice.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2014, there were approximately 1,300 holders of record of Legg Mason common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal Year 2014
Cash dividend declared per share	$0.13	$0.13	$0.13	$0.13
Stock price range:
High	49.50	44.09	35.85	37.04
Low	39.60	32.44	30.28	29.28
Fiscal Year 2013
Cash dividend declared per share	$0.11	$0.11	$0.11	$0.11
Stock price range:
High	32.59	26.63	27.14	28.47
Low	25.43	23.88	23.31	22.36
We expect to continue paying cash dividends. However, the declaration of dividends is subject to the discretion of our Board of Directors. In determining whether to declare dividends, or how much to declare in dividends, our Board will consider factors it deems relevant, which may include our results of operations and financial condition, our financial requirements, general business conditions and the availability of funds from our subsidiaries, including all restrictions on the ability of our subsidiaries to provide funds to us. On April 28, 2014, our Board of Directors declared a regular, quarterly dividend of $0.16 per share, increasing the regular, quarterly dividend rate paid on shares of our common stock during the prior fiscal quarter.

Purchases of our Common Stock
The following table sets out information regarding our purchases of Legg Mason common stock during the quarter ended March 31, 2014:

Period	(a) Total number of shares purchased (1)		(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs(3)	(d) Approximate dollar value that may yet be purchased under the plans or programs(3)
January 1, 2014 Through January 31, 2014	—	(2)	$—	—	$459,856,849
February 1, 2014 Through February 28, 2014	1,081,300		42.05	1,081,300	414,391,931
March 1, 2014 Through March 31, 2014	1,070,922		46.63	960,000	369,897,992
Total	2,152,222		$44.33	12,641,300	$369,897,992

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.
(3) In connection with a capital plan announced on May 16, 2012, our Board of Directors authorized $1 billion for additional purchases of common stock. The capital plan authorizes using up to 65% of cash generated from future operations, to purchase shares of our common stock. There is no expiration date attached to the share repurchase authorization in the capital plan.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years ended March 31,
	2014	2013	2012	2011	2010
OPERATING RESULTS
Operating Revenues	$2,741,757	$2,612,650	$2,662,574	$2,784,317	$2,634,879
Operating expenses, excluding impairment	2,310,864	2,313,149	2,323,821	2,397,509	2,313,696
Impairment of intangible assets and goodwill	—	734,000	—	—	—
Operating Income (Loss)	430,893	(434,499)	338,753	386,808	321,183
Other non-operating expense, net	(13,726)	(73,287)	(54,006)	(23,315)	(32,027)
Other non-operating income (loss) of consolidated investment vehicles, net	2,474	(2,821)	18,336	1,704	17,329
Fund support	—	—	—	—	23,171
Income (Loss) before Income Tax Provision (Benefit)	419,641	(510,607)	303,083	365,197	329,656
Income tax provision (benefit)	137,805	(150,859)	72,052	119,434	118,676
Net Income (Loss)	281,836	(359,748)	231,031	245,763	210,980
Less: Net income (loss) attributable to noncontrolling interests	(2,948)	(6,421)	10,214	(8,160)	6,623
Net Income (Loss) Attributable to Legg Mason, Inc.	$284,784	$(353,327)	$220,817	$253,923	$204,357
PER SHARE
Net Income (Loss) per Share Attributable to
Legg Mason, Inc. Common Shareholders:
Basic	$2.34	$(2.65)	$1.54	$1.63	$1.33
Diluted	$2.33	$(2.65)	$1.54	$1.63	$1.32
Weighted-Average Shares Outstanding:
Basic	121,941	133,226	143,292	155,321	153,715
Diluted (1)	122,383	133,226	143,349	155,484	155,362
Dividends Declared	$0.52	$0.44	$0.32	$0.20	$0.12
BALANCE SHEET
Total Assets	$7,111,349	$7,269,660	$8,555,747	$8,707,756	$8,622,632
Long-term debt	1,039,264	1,144,954	1,136,892	1,201,868	1,170,334
Total Stockholders' Equity	4,724,724	4,818,351	5,677,291	5,770,384	5,841,724
FINANCIAL RATIOS AND OTHER DATA
Adjusted Income (2)	$417,805	$347,169	$397,030	$439,248	$381,258
Adjusted Income per diluted share (2)	$3.41	$2.61	$2.77	$2.83	$2.45
Operating Margin	15.7%	(16.6)%	12.7%	13.9%	12.2%
Operating Margin, as Adjusted (3)	22.0%	17.5%	22.3%	24.3%	21.9%
Total debt to total capital (4)	18.0%	19.2%	19.6%	20.1%	19.6%
Assets under management (in millions)	$701,774	$664,609	$643,318	$677,646	$684,549
Full-time employees	2,843	2,975	2,979	3,395	3,550

(1)	Basic shares and diluted shares are the same for periods with a net loss.

(2)
Adjusted Income is a non-GAAP performance measure. We define Adjusted Income as Net Income (Loss) Attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairment, if any. We also adjust for certain non-core items, such as intangible asset impairments, the impact of fair value adjustments of contingent consideration liabilities, if any, the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets, and loss on extinguishment of contingent convertible debt. See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)
Operating Margin, as Adjusted, is a non-GAAP performance measure we calculate by dividing (i) Operating Income (Loss), adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, amortization related to intangible assets, transition-related costs of streamlining our business model, if any, income (loss) of consolidated investment vehicles, the impact of fair value adjustments of contingent consideration liabilities, if any, and impairment charges by (ii) our Operating Revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as "Operating Revenues, as Adjusted." See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(4)	Calculated based on total debt as a percentage of total capital (total stockholders' equity plus total debt) as of March 31.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

Legg Mason, Inc., a holding company, with its subsidiaries (which collectively comprise "Legg Mason") is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the United States of America ("U.S.") and the United Kingdom ("U.K.") and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Luxembourg, Poland, Singapore, Spain, Switzerland and Taiwan. All references to fiscal 2014, 2013 or 2012, refer to our fiscal year ended March 31 of that year. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

Our operating revenues primarily consist of investment advisory fees from separate accounts and funds, and distribution and service fees. Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks. The largest portion of our performance fees is earned based on 12-month performance periods that end in differing quarters during the year, with a portion based on quarterly performance periods. Distribution and service fees are received for distributing investment products and services, or for providing other support services to investment portfolios, and are generally calculated as a percentage of the assets in an investment portfolio or as a percentage of new assets added to an investment portfolio. Our revenues, therefore, are dependent upon the level of our assets under management ("AUM") and fee rates, and thus are affected by factors such as securities market conditions, our ability to attract and maintain AUM and key investment personnel, and investment performance. Our AUM primarily vary from period to period due to inflows and outflows of client assets as well as market performance. Client decisions to increase or decrease their assets under our management, and decisions by potential clients to utilize our services, may be based on one or more of a number of factors. These factors include our reputation in the marketplace, the investment performance (both absolute and relative to benchmarks or competitive products) of our products and services, the fees we charge for our investment services, the client or potential client's situation, including investment objectives, liquidity needs, investment horizon and amount of assets managed, our relationships with distributors and the external economic environment, including market conditions.

The fees that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of AUM, the asset management affiliate that provides the services, and the type of services (and investment objectives) that are provided. Fees charged for equity asset management services are generally higher than fees charged for fixed income and liquidity asset management services. Accordingly, our revenues and average advisory revenue yields will be affected by the composition of our AUM, with changes in the relative level of equity assets more significantly impacting our revenues and average advisory revenue yields. Average advisory revenue yields are calculated as the ratio of annualized investment advisory fees, excluding performance fees, to average AUM. In addition, in the ordinary course of our business, we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. We have revenue sharing agreements in place with most of our asset management affiliates, under which specified percentages of the affiliates' revenues are required to be distributed to us and the balance of the revenues is retained to pay operating expenses, including compensation expenses, but excluding certain expenses and income taxes. Under these agreements, our asset management affiliates retain different percentages of revenues to cover their costs. As such, our Net Income (Loss) Attributable to Legg Mason, Inc., operating margin and compensation as a percentage of operating revenues are impacted based on which affiliates generate our revenues, and a change in AUM at one affiliate can have a dramatically different effect on our revenues and earnings than an equal change at another affiliate. In addition, from time to time, we may agree to changes in revenue sharing agreements and other arrangements with our asset management personnel, which may impact our compensation expenses and profitability.

The most significant component of our cost structure is employee compensation and benefits, of which a majority is variable in nature and includes incentive compensation that is primarily based upon revenue levels, non-compensation related operating expense levels at revenue share-based affiliates, and our overall profitability. The next largest component of our cost structure is distribution and servicing expense, which consists primarily of fees paid to third-party distributors for selling our asset management products and services and are largely variable in nature. Certain other operating costs are quasi-fixed in nature, such as occupancy, depreciation and amortization, and fixed contract commitments for market data, communication and technology services, and usually do not decline with reduced levels of business activity or, conversely, usually do not rise proportionately with increased business activity.

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the U.S., but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices and interest rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, broker-dealers, commercial banks and other financial services companies. The industry has been impacted by continued economic uncertainty, the constant introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been impacted by regulatory and legislative changes. Responding to these changes and keeping abreast of regulatory developments, has required, and will continue to require, us to incur costs that continue to impact our profitability.

Our strategic priorities are focused on four primary areas listed below.  Management keeps these strategic priorities in mind when it evaluates our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below the most important initiatives on which management currently focuses in evaluating our performance and financial condition.

	Strategic Priorities		Initiatives
•	Products	•	Create an innovative portfolio of investment products and promote revenue growth through new product development and leveraging the capabilities of our affiliates
		•	Identify and execute strategic acquisitions to increase product offerings and fill gaps in products and services

•	Performance	•	Deliver compelling and consistent performance against both relevant benchmarks and the products and services of our competitors

•	Distribution	•
Evaluate and reallocate resources within and to our distribution platform to continue to maintain and enhance our top tier distribution function with the capability to offer solutions to relevant investment challenges and grow market share worldwide

•	Productivity	•	Operate with a high level of effectiveness and improve ongoing efficiency
		•	Manage expenses
		•	Align affiliate economic relationships

The strategic priorities discussed above are designed to drive improvements in our operating margin, net flows, earnings, cash flows, assets under management and other key metrics.  Certain of these key metrics are discussed in our annual results discussion to follow. In connection with these strategic priorities, during the year ended March 31, 2014, we incurred $29.4 million in expenses related to various corporate initiatives, including the closing down or reorganizing of certain businesses and ongoing efforts to increase efficiency and effectiveness. Beginning in fiscal 2015, we plan to invest in our centralized global distribution business, which will include the reinvestment of savings from these various corporate initiatives.

In March 2014, we entered into an agreement to acquire QS Investors Holdings, LLC ("QS Investors"), a leading customized solutions and global quantitative equities provider with approximately $5 billion in AUM and nearly $100 billion in assets under advisement ("AUA") as of March 31, 2014. This acquisition is expected to close in the first quarter of fiscal 2015. In connection with the completion of this acquisition, beginning in the first quarter of fiscal 2015, we will begin reporting AUA. Two of our existing affiliates, Batterymarch Financial Management, Inc. ("Batterymarch") and Legg Mason Global

Asset Allocation, LLC ("LMGAA"), will be integrated over time into QS Investors to leverage the best aspects of each subsidiary. In connection with the integration, we expect to incur restructuring and transition costs of approximately $35 million, approximately $2.5 million of which was incurred in the year ended March 31, 2014. Approximately $30 million of the anticipated remaining costs associated with the integration are expected to be incurred in the year ending March 31, 2015.

Net Income Attributable to Legg Mason, Inc. for fiscal 2014 was $284.8 million, or $2.33 per diluted share, as compared to Net Loss Attributable to Legg Mason, Inc. of $353.3 million, or $2.65 per diluted share, for fiscal 2013.  The prior year loss was primarily attributable to $734.0 million, or $3.81 per diluted share, of non-cash impairment charges related to intangible assets and a $69.0 million, or $0.34 per diluted share, non-operating charge from the extinguishment of debt.  Average AUM, and total revenues, increased in fiscal 2014, as compared to fiscal 2013.  Strong overall investment performance and the improvement of our global distribution function contributed to a continued reduction in long-term asset outflows.  Increases in AUM due to market performance and new product launches in fiscal 2014, offset modest outflows in long-term assets.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

The business environment in fiscal 2014 was marked by a slow, steady growth in the U.S. economy. The economy experienced steady growth despite a broad range of mixed economic news including improvements in the housing sector and consumer confidence and uncertainty regarding the Federal Reserve's bond buying program. All three major U.S. equity market indices increased during fiscal 2014 while two of the major U.S. equity market indices reached record highs during the final quarter of fiscal 2014. The fixed income markets experienced a more difficult year as longer-term market interest rates increased, due in part to the Federal Reserve tapering its bond buying program. While the economic outlook has remained more positive than in recent years, the financial environment in which we operate still reflects a heightened level of sensitivity as we move into fiscal 2015.

All three major U.S. equity market indices and the Barclays Capital Global Aggregate Bond Index increased during the past three fiscal years, while the Barclays Capital U.S. Aggregate Bond Index was slightly negative in fiscal 2014, after increasing during fiscal 2012 and 2013, as illustrated in the table below:

	% Change for the year ended March 31:
Indices(1)	2014	2013	2012
Dow Jones Industrial Average	12.9%	10.3%	7.2%
S&P 500	19.3%	11.4%	6.2%
NASDAQ Composite Index	28.5%	5.7%	11.2%
Barclays Capital U.S. Aggregate Bond Index	(0.1)%	3.8%	7.7%
Barclays Capital Global Aggregate Bond Index	1.9%	1.3%	5.3%
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

The following table sets forth, for the periods indicated, amounts in the Consolidated Statements of Income (Loss) as a percentage of operating revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Operating Revenues			Period to Period Change(1)
	Years Ended March 31,			2014 Compared	2013 Compared
	2014	2013	2012	to 2013	to 2012
Operating Revenues
Investment advisory fees
Separate accounts	28.4%	28.0%	29.1%	6.4%	(5.8)%
Funds	54.7	55.3	56.0	3.8	(3.0)
Performance fees	3.9	3.8	1.9	8.6	99.2
Distribution and service fees	12.7	12.6	12.8	5.2	(3.1)
Other	0.3	0.3	0.2	16.7	35.8
Total Operating Revenues	100.0	100.0	100.0	4.9	(1.9)
Operating Expenses
Compensation and benefits	44.1	45.5	41.7	1.8	7.1
Transition-related compensation	—	—	1.3	n/m	n/m
Total Compensation and Benefits	44.1	45.5	43.0	1.8	3.9
Distribution and servicing	22.6	23.0	24.4	3.1	(7.6)
Communications and technology	5.8	5.7	6.2	5.5	(9.1)
Occupancy	4.2	6.6	5.8	(33.0)	11.0
Amortization of intangible assets	0.4	0.5	0.7	(12.1)	(28.6)
Impairment of intangible assets	—	28.1	—	n/m	n/m
Other	7.2	7.2	7.2	4.0	(1.2)
Total Operating Expenses	84.3	116.6	87.3	(24.2)	31.1
Operating Income (Loss)	15.7	(16.6)	12.7	n/m	n/m
Other Non-Operating Income (Expense)
Interest income	0.2	0.3	0.4	(15.8)	(33.9)
Interest expense	(1.9)	(2.4)	(3.3)	(15.9)	(28.2)
Other income (expense), net	1.2	(0.7)	0.8	n/m	n/m
Other non-operating income (expense) of consolidated investment vehicles, net	0.1	(0.1)	0.8	n/m	n/m
Total other non-operating expense	(0.4)	(2.9)	(1.3)	(85.2)	n/m
Income (Loss) before Income Tax Provision (Benefit)	15.3	(19.5)	11.4	n/m	n/m
Income tax provision (benefit)	5.0	(5.7)	2.7	n/m	n/m
Net Income (Loss)	10.3	(13.8)	8.7	n/m	n/m
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	(0.3)	0.4	(54.1)	n/m
Net Income (Loss) Attributable to Legg Mason, Inc.	10.4%	(13.5)%	8.3%	n/m	n/m
n/m-not meaningful
(1)    Calculated based on the change in actual amounts between fiscal years as a percentage of the prior year amount.

ASSETS UNDER MANAGEMENT

Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Small Cap Core	•	Global Government	•	U.S. Municipal Cash
•	Large Cap Value	•	U.S. Credit Aggregate
•	Equity Income	•	Global Opportunistic Fixed Income
•	Global Equity	•	U.S. Municipal
•	Sector Equity	•	Global Fixed Income
•	International Equity	•	U.S. Long Duration
•	Mid Cap Core	•	U.S. Limited Duration
•	Global Emerging Market Equity	•	U.S. High Yield
		•	Emerging Markets

The components of the changes in our AUM (in billions) for the years ended March 31, were as follows:

	2014	2013	2012
Beginning of period	$664.6	$643.3	$677.6
Investment funds, excluding liquidity funds(1)
Subscriptions	52.1	44.9	46.9
Redemptions	(58.1)	(49.0)	(51.1)
Separate account flows, net	2.5	(27.4)	(35.9)
Liquidity fund flows, net	11.8	19.8	12.6
Net client cash flows	8.3	(11.7)	(27.5)
Market performance and other (2)	30.2	34.2	17.1
Acquisitions (dispositions), net	(1.3)	(1.2)	(23.9)
End of period	$701.8	$664.6	$643.3
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes the negative impact of foreign exchange movements, primarily on fixed income securities, of $4.9 billion, $8.3 billion, and $1.8 billion for the years ended March 31, 2014, 2013 and 2012, respectively. Also includes reinvestment of dividends and other.

AUM at March 31, 2014 was $701.8 billion, an increase of $37.2 billion, or 6%, from March 31, 2013.  The increase in AUM was attributable to net client inflows of $8.3 billion and market performance and other of $30.2 billion, partially offset by the disposition of $1.3 billion resulting from the sale of a small affiliate.  Market performance and other includes $4.9 million resulting from the negative impact of foreign currency exchange fluctuations. There were $12.1 billion of net client inflows into the liquidity asset class and $3.8 billion of net outflows from long-term asset classes. Equity outflows of $5.0 billion were partially offset by fixed income inflows of $1.2 billion.  Equity outflows occurred in products managed at Royce & Associates (“Royce”), Batterymarch, The Permal Group, Ltd. ("Permal"), and ClearBridge, LLC, formerly Legg Mason Capital Management ("LMCM"), and were partially offset by equity inflows at ClearBridge Investments, LLC (“ClearBridge”). Due in part to product investment performance, we have experienced net annual outflows in our equity asset class since fiscal 2007.  Fixed income inflows were primarily in products managed by Brandywine Global Investment Management, LLC ("Brandywine"), and were partially offset by outflows principally at Western Asset Management Company ("Western Asset"), including $4.8 billion in outflows from a single, low-fee global sovereign mandate managed by Western Asset. As previously discussed, in the first quarter of fiscal 2015, we will begin reporting AUA, which will primarily be related to QS Investors. In addition, approximately $13 billion of fixed income assets classified as AUM as of March 31, 2014 will be reclassified to AUA in the first quarter of fiscal 2015, including the assets related to this low-fee global sovereign mandate. We experienced net fixed income inflows in fiscal 2014, after experiencing net fixed income outflows during the prior five fiscal years.  We generally earn higher fees and profits on equity AUM, and outflows in the equity asset class will more negatively impact our revenues and Net Income (Loss) Attributable to Legg Mason, Inc. than would outflows in other asset classes. During the month ended April 30, 2014, we experienced liquidity outflows of approximately $20 billion, primarily from a low-fee money market fund. We do not expect this outflow to have a material impact on our revenues or net income.

AUM at March 31, 2013, was $664.6 billion, an increase of $21.3 billion, or 3%, from March 31, 2012.  The increase in AUM was attributable to market performance and other of $34.2 billion and $5.4 billion related to the acquisition of Fauchier Partners Management Limited ("Fauchier"). Market performance and other includes $8.3 billion resulting from the negative impact of foreign currency exchange fluctuations. These increases were offset in part by net client outflows of $11.7 billion and dispositions of $6.6 billion.  The dispositions were in liquidity assets which resulted from the amendment of historical Smith Barney brokerage programs providing for investment in liquidity funds that our asset managers manage.  Long-term asset classes accounted for the net client outflows, with $20.4 billion and $11.0 billion in equity and fixed income outflows, respectively, partially offset by liquidity inflows of $19.7 billion.  Equity outflows were primarily experienced by products managed at Batterymarch, Royce, Permal, and LMCM. The majority of fixed income outflows were in products managed by Western Asset, including $6.4 billion in outflows from the low-fee global sovereign mandate discussed above.  Fixed income outflows at Western Asset were offset in part by fixed income inflows at Brandywine.

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

AUM by Asset Class
AUM by asset class (in billions) for the years ended March 31 were as follows:

							% Change
	2014	% of Total	2013	% of Total	2012	% of Total	2014 Compared to 2013	2013 Compared to 2012
Equity	$186.4	27%	$161.8	24%	$163.4	26%	15%	(1)%
Fixed Income	365.2	52	365.1	55	356.1	55	—	3
Liquidity	150.2	21	137.7	21	123.8	19	9	11
Total	$701.8	100%	$664.6	100%	$643.3	100%	6%	3%

Average AUM by asset class (in billions) for the years ended March 31 were as follows:

							% Change
	2014	% of Total	2013	% of Total	2012	% of Total	2014 Compared to 2013	2013 Compared to 2012
Equity	$172.8	26%	$152.1	24%	$168.4	26%	14%	(10)%
Fixed Income	358.7	54	364.5	56	359.8	56	(2)	1
Liquidity	135.9	20	128.9	20	116.6	18	5	11
Total	$667.4	100%	$645.5	100%	$644.8	100%	3%	—%

The component changes in our AUM by asset class (in billions) for the fiscal years ended March 31, 2014, 2013 and 2012, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2011	$189.6	$356.6	$131.4	$677.6
Investment funds, excluding liquidity funds
Subscriptions	21.7	25.2	—	46.9
Redemptions	(30.4)	(20.7)	—	(51.1)
Separate account flows, net	(12.6)	(23.1)	(0.2)	(35.9)
Liquidity fund flows, net	—	—	12.6	12.6
Net client cash flows	(21.3)	(18.6)	12.4	(27.5)
Market performance and other	(2.1)	19.3	(0.1)	17.1
Acquisitions (dispositions), net	(2.8)	(1.2)	(19.9)	(23.9)
March 31, 2012	163.4	356.1	123.8	643.3
Investment funds, excluding liquidity funds
Subscriptions	18.9	26.0	—	44.9
Redemptions	(26.4)	(22.6)	—	(49.0)
Separate account flows, net	(12.9)	(14.4)	(0.1)	(27.4)
Liquidity fund flows, net	—	—	19.8	19.8
Net client cash flows	(20.4)	(11.0)	19.7	(11.7)
Market performance and other	13.4	20.0	0.8	34.2
Acquisitions (dispositions), net	5.4	—	(6.6)	(1.2)
March 31, 2013	161.8	365.1	137.7	664.6
Investment funds, excluding liquidity funds
Subscriptions	27.0	25.1	—	52.1
Redemptions	(30.1)	(28.0)	—	(58.1)
Separate account flows, net	(1.9)	4.1	0.3	2.5
Liquidity fund flows, net	—	—	11.8	11.8
Net client cash flows	(5.0)	1.2	12.1	8.3
Market performance and other	30.9	(1.1)	0.4	30.2
Acquisitions (dispositions), net	(1.3)	—	—	(1.3)
March 31, 2014	$186.4	$365.2	$150.2	$701.8

AUM by Distribution Channel
We have two principal distribution channels, Global Distribution and Affiliate/Other, through which we sell a variety of investment products and services. Global Distribution, which consists of our centralized global distribution operations, principally sells U.S. and international mutual funds and other commingled vehicles, retail separately managed account programs, and sub-advisory accounts for insurance companies and similar clients. Affiliate/Other consists of the distribution operations within our asset managers which principally sell institutional separate accounts and liquidity (money market) funds.

The component changes in our AUM by distribution channel (in billions) for the years ended March 31, 2014, 2013 and 2012, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2011	$220.3	$457.3	$677.6
Net client cash flows, excluding liquidity funds	(2.3)	(37.8)	(40.1)
Liquidity fund flows, net	—	12.6	12.6
Net client cash flows	(2.3)	(25.2)	(27.5)
Market performance and other	2.6	14.5	17.1
Acquisitions (dispositions), net	—	(23.9)	(23.9)
March 31, 2012	220.6	422.7	643.3
Net client cash flows, excluding liquidity funds	2.2	(33.7)	(31.5)
Liquidity fund flows, net	—	19.8	19.8
Net client cash flows	2.2	(13.9)	(11.7)
Market performance and other	9.3	24.9	34.2
Acquisitions (dispositions), net	—	(1.2)	(1.2)
March 31, 2013	232.1	432.5	664.6
Net client cash flows, excluding liquidity funds	(1.2)	(2.3)	(3.5)
Liquidity fund flows, net	—	11.8	11.8
Net client cash flows	(1.2)	9.5	8.3
Market performance and other	16.5	13.7	30.2
Acquisitions (dispositions), net	—	(1.3)	(1.3)
March 31, 2014	$247.4	$454.4	$701.8

Our overall effective fee rate across all asset classes and distribution channels was 34 basis points for each of the years ended March 31, 2014 and 2013, and was 35 basis points for the year ended March 31, 2012.  Fees for managing equity assets are generally higher, averaging approximately 70 basis points for the year ended March 31, 2014, and 75 basis points for each of the years ended March 31, 2013 and 2012. This compares to fees for managing fixed income assets, which averaged approximately 25 basis points for each of the years ended March 31, 2014, 2013 and 2012, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the years ended March 31, 2014, 2013 and 2012.   Equity assets are primarily managed by ClearBridge, Royce, Batterymarch, and Permal; fixed income assets are primarily managed by Western Asset, Brandywine, and Permal; and liquidity assets are primarily managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 50 basis points for each of the years ended March 31, 2014, 2013 and 2012, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 30 basis points for each of the years ended March 31, 2014, 2013 and 2012.

Investment Performance

Overall investment performance of our AUM for the years ended March 31, 2014, 2013 and 2012, was generally positive compared to relevant benchmarks.

Year ended March 31, 2014
For the year ended March 31, 2014, most U.S. indices produced positive returns. The best performing was the NASDAQ Composite, returning 28.5%. These returns were achieved in an economic environment characterized by uneven global growth and heightened sensitivity to economic news such as concerns for economic growth in China and the ongoing Ukraine/Russia crisis.

In the fixed income markets, the Federal Reserve kept the target rate and discount rate steady while tapering the bond-buying program. The yield curve steepened over the year but flattened in the last quarter as many long-dated yields declined.

The lowest yielding fixed income sector for the year was U.S. Treasury Inflation Protected Securities ("TIPS"), as measured by the Barclays U.S. TIPS Index which returned (6.5)%.  The best performing fixed income sector for the year was high yield bonds as measured by the Barclays U.S. High Yield Bond Index which returned 7.5% as of March 31, 2014.

Year ended March 31, 2013
For the year ended March 31, 2013, most U.S. indices produced positive returns. The best performing was the S&P 400 Mid Cap Index, which returned 17.8% for the year ended March 31, 2013. These returns were achieved in an economic environment characterized by uneven domestic growth and heightened sensitivity to economic news which included improving unemployment and housing figures, the anticipation and implementation of the sequestration, concerns surrounding the fiscal cliff, and periodic developments in the continuing European sovereign debt crisis.

In the fixed income markets, the Federal Reserve affirmed its commitment to hold the federal funds rate at historic lows, by beginning a third round of quantitative easing and continuing support of the secondary mortgage market. These actions were taken to keep interest rates low and stimulate economic growth, and resulted in a downward shift in the yield curve over the year.

The lowest yielding fixed income sector for the year was U.S. government bonds, as measured by the Barclays U.S. Government Bond Index, which returned 3.0%.  The best performing fixed income sector for the year was high yield bonds as measured by the Barclays U.S. High Yield Bond Index, which returned 13.1% as of March 31, 2013.

Year ended March 31, 2012
For the year ended March 31, 2012, the equity markets ended a difficult year on a positive note, responding favorably to improving unemployment figures, the conclusion of bank stress tests resulting in certain banks increasing dividends, and reduced fears of a European debt fallout. As a result, most U.S. indices produced positive returns for our full fiscal year. The most notable was the NASDAQ Composite, which returned 11.2% for the year ended March 31, 2012.

In the fixed income markets, improved economic data suggested that the recovery was strengthening. Flights-to-safety ebbed as the European debt crisis eased, allowing U.S. Treasury rates to climb from historically low levels. The yield curve steepened over the year as economic releases from the Federal Reserve Board painted an increasingly optimistic picture and talk of a third round of quantitative easing diminished.

The worst performing fixed income sector for the year was high yield bonds, as measured by the Barclays High Yield Index, which returned 6.5%. The best performing fixed income sector for the year was TIPS, as measured by the Barclays U.S. TIPS Index, which returned 12.2% as of March 31, 2012.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of March 31, 2014, 2013 and 2012, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2014				As of March 31, 2013				As of March 31, 2012
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	75%	87%	84%	92%	84%	85%	88%	91%	62%	81%	70%	87%
Equity:
Large cap	67%	91%	52%	76%	65%	68%	88%	80%	66%	43%	66%	78%
Small cap	33%	26%	29%	82%	13%	15%	27%	62%	49%	63%	88%	89%
Total equity (includes other equity)	54%	69%	45%	77%	48%	50%	62%	71%	53%	52%	66%	80%
Fixed income:
U.S. taxable	94%	94%	94%	97%	96%	94%	91%	90%	66%	95%	61%	89%
U.S. tax-exempt	0%	100%	100%	100%	100%	100%	100%	100%	2%	2%	2%	1%
Global taxable	54%	82%	98%	93%	89%	94%	95%	98%	38%	93%	70%	97%
Total fixed income	74%	91%	96%	96%	94%	94%	93%	94%	51%	87%	60%	84%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of March 31, 2014, 2013 and 2012, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2014				As of March 31, 2013				As of March 31, 2012
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	44%	63%	56%	68%	59%	57%	70%	64%	67%	66%	78%	74%
Equity:
Large cap	49%	86%	55%	54%	90%	79%	77%	40%	78%	51%	48%	45%
Small cap	27%	19%	25%	72%	27%	16%	48%	68%	44%	63%	93%	98%
Total equity (includes other equity)	39%	55%	42%	60%	56%	44%	59%	53%	57%	56%	73%	71%
Fixed income:
U.S. taxable	80%	85%	92%	85%	74%	92%	85%	90%	76%	91%	82%	83%
U.S. tax-exempt	27%	61%	68%	86%	50%	57%	86%	84%	91%	70%	91%	82%
Global taxable	27%	86%	84%	86%	71%	74%	95%	54%	96%	81%	87%	83%
Total fixed income	54%	78%	83%	86%	64%	76%	87%	85%	84%	81%	87%	83%

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

As of March 31, 2014, 2013 and 2012, 91%, 90% and 91% of total AUM is included in strategy AUM, respectively, although not all strategies have three-, five-, and ten-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of March 31, 2014, 2013 and 2012, the U.S. long-term mutual fund assets represented in the data accounted for 20%, 19% and 18%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table below includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of March 31, 2014, constituted an aggregate of approximately $410 billion, or approximately 58% of our total AUM. The only meaningful exclusions are our funds-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 3% of our total assets under management as of March 31, 2014, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Appreciation Fund	3/10/1970	Absolute	18.42%	13.56%	18.47%	7.46%	10.44%
S&P 500		Relative	(3.43)%	(1.10)%	(2.69)%	0.04%	(0.06)%
ClearBridge All Cap Value	11/12/1981	Absolute	18.34%	9.70%	18.86%	5.34%	10.44%
Russell 3000 Value		Relative	(3.32)%	(4.93)%	(3.02)%	(2.28)%	(1.73)%
Legg Mason Capital Management Value Trust	4/16/1982	Absolute	27.64%	14.94%	21.69%	2.25%	12.15%
S&P 500		Relative	5.78%	0.29%	0.53%	(5.16)%	0.20%
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	32.29%	19.97%	26.69%	8.50%	12.66%
Russell 3000 Growth		Relative	8.76%	5.44%	4.75%	0.55%	2.69%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	21.75%	15.22%	20.51%	7.37%	9.70%
Russell 1000 Value		Relative	0.18%	0.42%	(1.25)%	(0.22)%	(0.87)%
ClearBridge Equity Income	11/6/1992	Absolute	15.20%	14.02%	18.12%	6.70%	8.66%
Russell 3000 Value		Relative	(6.46)%	(0.61)%	(3.76)%	(0.91)%	(1.60)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	24.40%	16.70%	19.81%	6.18%	7.67%
Russell 1000 Growth		Relative	1.18%	2.07%	(1.87)%	(1.69)%	2.14%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	21.33%	14.97%	n/a	n/a	18.74%
Russell 1000 Value		Relative	(0.24)%	0.17%	n/a	n/a	0.82%

Small Cap
Royce Pennsylvania Mutual	6/30/1967	Absolute	23.18%	10.95%	23.36%	9.36%	12.23%
Russell 2000		Relative	(1.72)%	(2.23)%	(0.95)%	0.82%	n/a
Royce Premier Fund	12/31/1991	Absolute	21.85%	9.27%	22.07%	10.99%	12.61%
Russell 2000		Relative	(3.05)%	(3.91)%	(2.24)%	2.46%	2.58%
Royce Total Return Fund	12/15/1993	Absolute	20.65%	12.19%	21.61%	8.70%	11.60%
Russell 2000		Relative	(4.25)%	(0.99)%	(2.70)%	0.17%	2.39%
Royce Special Equity	5/1/1998	Absolute	18.15%	11.95%	19.99%	8.86%	10.12%
Russell 2000		Relative	(6.75)%	(1.24)%	(4.33)%	0.33%	2.57%
ClearBridge Small Cap Growth	7/1/1998	Absolute	26.46%	16.88%	26.18%	9.85%	11.23%
Russell 2000 Growth		Relative	(0.74)%	3.27%	0.94%	0.99%	4.69%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Bond Fund	9/4/1990	Absolute	0.85%	4.37%	10.86%	4.95%	7.26%
Barclays US Aggregate		Relative	0.94%	0.62%	6.06%	0.49%	0.68%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	0.58%	1.50%	5.38%	1.94%	3.87%
Citi Treasury Gov't/Credit 1-3 YR		Relative	(0.09)%	0.33%	3.46%	(0.88)%	(0.71)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	0.85%	1.75%	5.29%	1.79%	2.97%
Citi T-Bill 6-Month		Relative	0.76%	1.65%	5.13%	0.08%	(0.11)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	3.47%	6.75%	14.52%	4.52%	6.76%
Barclays US Credit		Relative	2.46%	0.94%	5.63%	(0.68)%	0.04%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	0.26%	3.84%	7.63%	4.79%	7.62%
Barclays Intermediate Gov't/Credit		Relative	0.39%	0.71%	3.45%	0.85%	2.06%
Western Asset Core Plus Fund	7/8/1998	Absolute	1.13%	5.06%	10.90%	5.80%	6.55%
Barclays US Aggregate		Relative	1.23%	1.31%	6.10%	1.34%	1.13%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	(6.47)%	3.26%	5.38%	4.41%	5.82%
Barclays US TIPS		Relative	0.02%	(0.24)%	0.48%	(0.11)%	(0.17)%
Western Asset High Yield Fund	9/28/2001	Absolute	6.79%	8.40%	18.85%	7.98%	8.46%
Barclays US Corp High Yield		Relative	(0.75)%	(0.60)%	0.60%	(0.71)%	(1.20)%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	1.75%	3.50%	9.83%	n/a	5.42%
Barclays US Aggregate		Relative	1.84%	(0.25)%	5.03%	n/a	0.19%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	13.77%	16.03%	n/a	n/a	18.55%
BOFAML Floating Rate Home Loan Index		Relative	10.37%	10.44%	n/a	n/a	11.34%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	(0.96)%	7.55%	7.42%	4.97%	7.98%
Barclays Municipal Bond		Relative	(1.35)%	1.76%	1.71%	0.52%	0.50%

Global Taxable
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	4.36%	7.66%	8.14%	6.70%	6.42%
UBS Australian Composite Bond Index		Relative	1.04%	0.92%	2.19%	0.65%	0.64%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	5.53%	7.77%	17.78%	7.21%	7.95%
Barclays Global High Yield		Relative	(3.47)%	(1.54)%	(0.96)%	(2.17)%	(1.98)%
Legg Mason Western Asset Core Plus Global Bond Trust	2/28/1995	Absolute	2.94%	8.24%	11.72%	5.91%	5.98%
Barclays Global Aggregate (AUD Hedged)		Relative	(0.74)%	0.22%	3.38%	(1.36)%	(1.02)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	(3.75)%	4.63%	12.67%	8.20%	10.44%
JPM EMBI Global		Relative	(2.70)%	(2.52)%	1.13%	(0.11)%	0.83%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	(1.02)%	2.80%	9.51%	5.37%	7.24%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	(3.37)%	(2.53)%	(0.27)%	(1.22)%	(0.96)%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	(0.50)%	4.22%	9.09%	5.02%	5.46%
Citi World Gov't Bond		Relative	(1.87)%	2.31%	5.25%	0.79%	0.65%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	0.60%	6.22%	11.51%	n/a	7.24%
Citi World Gov't Bond		Relative	(0.78)%	4.31%	7.67%	n/a	2.67%

Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.08%	0.14%	0.21%	1.89%	3.57%
Citi 3-Month T-Bill		Relative	0.03%	0.08%	0.12%	0.32%	0.31%

(1)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

BUSINESS MODEL STREAMLINING INITIATIVE

In May 2010, we announced an initiative to streamline our business model to drive increased profitability and growth that primarily involved transitioning certain shared services to our investment affiliates who are closer to the actual client relationships. The initiative resulted in over $140 million in annual cost savings, substantially all of which were cash savings. These cost savings consisted of (i) over $80 million in compensation and benefits cost reductions resulting from eliminating positions in certain corporate shared services functions as a result of transitioning such functions to the affiliates, and charging affiliates for other centralized services that have continued to be provided to them without any corresponding adjustment in revenue sharing or other compensation arrangements; (ii) approximately $50 million in non-compensation costs from eliminating and streamlining activities in our corporate and distribution business units, including savings associated with consolidating office space; and (iii) approximately $10 million from our global distribution group sharing in affiliate revenues from retail assets under management without any corresponding adjustment in revenue sharing or other compensation arrangements.

The initiative involved $127.5 million in transition-related costs that primarily included charges for employee termination benefits and incentives to retain employees during the transition period.  The transition-related costs also included charges for consolidating leased office space, early contract terminations, accelerated depreciation of fixed assets, asset disposals and professional fees. During the year ended March 31, 2012, transition-related costs totaled $73.1 million. All transition-related costs were accrued as of the completion of the initiative on March 31, 2012. We achieved total annual cost savings from the initiative of approximately $140 million and $97 million as of March 31, 2013 and 2012, respectively, when compared to similar expenses prior to the commencement of the streamlining initiative. A portion of the estimated transition-related savings in fiscal 2013 were incremental to fiscal 2012, and are explained, where applicable, in the results of operations discussion to follow. See Note 15 of Notes to Consolidated Financial Statements for additional information on our business streamlining initiative.

RESULTS OF OPERATIONS

In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity ("CLO"). The consolidation of these investment vehicles has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in other consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income (Loss), net of amounts allocated to noncontrolling interests, if any. See Notes 1, 3, and 17 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment vehicles.

Operating Revenues
The components of total operating revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Investment advisory fees:
Separate accounts	$777.4	$730.3	$775.5	$47.1	6.4%	$(45.2)	(5.8)%
Funds	1,501.3	1,446.1	1,491.3	55.2	3.8	(45.2)	(3.0)
Performance fees	107.1	98.6	49.5	8.5	8.6	49.1	99.2
Distribution and service fees	347.6	330.5	341.0	17.1	5.2	(10.5)	(3.1)
Other	8.4	7.2	5.3	1.2	16.7	1.9	35.8
Total operating revenues	$2,741.8	$2,612.7	$2,662.6	$129.1	4.9%	$(49.9)	(1.9)%

Total operating revenues for the year ended March 31, 2014, were $2.74 billion, an increase of 4.9% from $2.61 billion for the year ended March 31, 2013. This increase was primarily due to the impact of a 3% increase in average long-term AUM and an increase in average AUM advisory revenue yields, from 33.7 basis points in the year ended March 31, 2013 to 34.1 basis points in the year ended March 31, 2014. The increase in average AUM advisory revenue yields was the result of a slightly more favorable average asset mix, with equity assets, which generally earn higher fees than fixed income and liquidity assets, comprising a slightly higher percentage of our total average AUM for the year ended March 31, 2014, as compared to the year ended March 31, 2013.

Total operating revenues for the year ended March 31, 2013, were $2.61 billion, a decrease of 1.9% from $2.66 billion for the year ended March 31, 2012, despite average AUM remaining essentially flat. This decrease was primarily due to the impact of a reduction in average AUM advisory revenue yields, from 35.2 basis points in the year ended March 31, 2012, to 33.7 basis points in the year ended March 31, 2013. The reduction in average AUM advisory revenue yields was the result of a less favorable average asset mix, with equity assets, which generally earn higher fees than fixed income and liquidity assets, comprising a lower percentage of our total average AUM for the year ended March 31, 2013, as compared to the year ended March 31, 2012. This decrease was offset in part by a $49.1 million increase in performance fees.

Investment Advisory Fees from Separate Accounts
For the year ended March 31, 2014, investment advisory fees from separate accounts increased $47.1 million, or 6.4%, to $777.4 million, as compared to $730.3 million for the year ended March 31, 2013. Of this increase, $32.8 million was the result of higher average equity assets managed by ClearBridge, $23.2 million resulted from higher revenues at Permal, including those resulting from the acquisition of Fauchier in March 2013, and $7.9 million was due to higher average fixed income assets managed by Brandywine. These increases were offset in part by a decrease of $17.6 million due to lower average equity assets managed by Batterymarch and a decrease of $6.8 million due to the sale of a small affiliate in August 2013.

For the year ended March 31, 2013, investment advisory fees from separate accounts decreased $45.2 million, or 5.8%, to $730.3 million, as compared to $775.5 million for the year ended March 31, 2012. Of this decrease, $41.5 million was the result of lower average equity assets managed by Batterymarch, LMCM and Legg Mason Global Equities Group ("LMGE"), and $12.3 million was due to the divestiture of an affiliate in February 2012.  These decreases were offset in part by an increase of $9.6 million due to higher average fixed income assets managed by Brandywine.

Investment Advisory Fees from Funds
For the year ended March 31, 2014, investment advisory fees from funds increased $55.2 million, or 3.8%, to $1.5 billion, as compared to $1.4 billion for the year ended March 31, 2013. Of this increase, $85.6 million was due to higher average equity assets managed by ClearBridge and $16.5 million was due to higher average fixed income assets managed by Brandywine, offset in part by a decrease of $48.7 million due to lower average fixed income assets managed by Western Asset.

For the year ended March 31, 2013, investment advisory fees from funds decreased $45.2 million, or 3.0%, to $1.4 billion, as compared to $1.5 billion for the year ended March 31, 2012. Of this decrease, $52.9 million was due to lower average assets managed by Permal, and $48.7 million was due to lower average equity assets managed by Royce, LMCM and LMGE. These decreases were offset in part by a $39.1 million increase as a result of higher average fixed income assets managed by Western Asset and Brandywine, and a $16.7 million increase as a result of higher average equity assets at ClearBridge.

Performance Fees
Of our total AUM as of March 31, 2014, 2013, and 2012, approximately 6% was in accounts that were eligible to earn performance fees. For the year ended March 31, 2014, performance fees increased $8.5 million to $107.1 million, as compared to $98.6 million for the year ended March 31, 2013, primarily due to higher fees earned on assets managed at Permal, including those resulting from the Fauchier acquisition, offset in part by the impact of $32.0 million of fees received by Western Asset in the prior year, related to the wind-down of its participation in the U.S. Treasury's Public-Private Investment Program ("PPIP"). Strong performance fees were heavily influenced by strong equity markets in fiscal 2014.

For the year ended March 31, 2013, performance fees increased $49.1 million to $98.6 million, as compared to $49.5 million for the year ended March 31, 2012, primarily due to $32.0 million of fees received by Western Asset related to the wind-down of its participation in the PPIP. Higher fees earned on assets managed at Permal and Brandywine also contributed to the increase.

Distribution and Service Fees
For the year ended March 31, 2014, distribution and service fees increased $17.1 million, or 5.2%, to $347.6 million, as compared to $330.5 million for the year ended March 31, 2013, resulting from an increase in average fee rates received on mutual fund AUM subject to distribution and service fees.

For the year ended March 31, 2013, distribution and service fees decreased $10.5 million, or 3.1%, to $330.5 million, as compared to $341.0 million for the year ended March 31, 2012, resulting from a decline in average fee rates received on mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of total operating expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Compensation and benefits	$1,210.4	$1,188.5	$1,144.3	$21.9	1.8%	$44.2	3.9%
Distribution and servicing	619.1	600.6	649.7	18.5	3.1	(49.1)	(7.6)
Communications and technology	157.9	149.7	164.7	8.2	5.5	(15.0)	(9.1)
Occupancy	115.2	171.9	154.8	(56.7)	(33.0)	17.1	11.0
Amortization of intangible assets	12.3	14.0	19.6	(1.7)	(12.1)	(5.6)	(28.6)
Impairment of intangible assets	—	734.0	—	(734.0)	n/m	734.0	n/m
Other	196.0	188.4	190.7	7.6	4.0	(2.3)	(1.2)
Total operating expenses	$2,310.9	$3,047.1	$2,323.8	$(736.2)	(24.2)%	$723.3	31.1%
n/m - not meaningful

Total operating expenses for the year ended March 31, 2014, were $2.31 billion, a decrease of 24.2% from $3.05 billion, for the year ended March 31, 2013. Total operating expenses for the year ended March 31, 2013, were $3.05 billion, an increase of 31.1% from $2.32 billion for the year ended March 31, 2012. The change in total operating expenses for both fiscal 2014 and fiscal 2013, was primarily the result of $734.0 million of intangible asset impairment charges recorded during fiscal 2013, as further discussed below.

Operating expenses for the years ended March 31, 2014, 2013, and 2012, incurred at the investment management affiliate level comprised approximately 70% of total operating expenses in each year, excluding the impairment charges, which are deemed to be corporate expenses. The remaining operating expenses are comprised of corporate and distribution costs.

Compensation and Benefits
The components of Total Compensation and Benefits (in millions) for the years ended March 31 were as follows:

	Years Ended March 31,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Salaries and incentives	$952.9	$924.5	$895.0	$28.4	3.1%	$29.5	3.3%
Benefits and payroll taxes	219.7	204.5	196.7	15.2	7.4	7.8	4.0
Transition-related costs	—	—	34.6	—	n/m	(34.6)	n/m
Management transition compensation costs	4.0	17.9	—	(13.9)	(77.7)	17.9	n/m
Other	33.8	41.6	18.0	(7.8)	(18.8)	23.6	131.1
Total Compensation and Benefits	$1,210.4	$1,188.5	$1,144.3	$21.9	1.8%	$44.2	3.9%
n/m - not meaningful

Total Compensation and Benefits for the year ended March 31, 2014, increased 1.8% to $1.21 billion, as compared to $1.19 billion for the year ended March 31, 2013; and for the year ended March 31, 2013, increased 3.9% to $1.19 billion, as compared to $1.14 billion for the year ended March 31, 2012:

•
Salaries and incentives increased $28.4 million, to $952.9 million for the year ended March 31, 2014, as compared to $924.5 million for the year ended March 31, 2013, principally due to an increase of $11.7 million in incentive-based compensation at investment affiliates, primarily resulting from higher revenues, and an increase of $11.7 million in incentive-based compensation for corporate and distribution personnel, partially as a result of increased retail sales.

•
Salaries and incentives increased $29.5 million, to $924.5 million for the year ended March 31, 2013, as compared to $895.0 million for the year ended March 31, 2012, principally due to an increase of $38.5 million in incentive-based compensation at investment affiliates, primarily resulting from costs associated with the modification of employment and other arrangements, most significantly with the management of Permal, and the impact of reductions in other non-compensation related operating expenses at revenue share based affiliates, which create an offsetting increase in compensation per the applicable revenue share agreements. Additional salary and incentive costs of $12.2 million, resulting from market-based compensation increases among retained staff and new hires to support ongoing growth initiatives, also contributed to the increase. These increases were offset in part by a $23.7 million decrease in corporate salaries primarily due to headcount reductions resulting from our business streamlining initiative.

•
Benefits and payroll taxes increased $15.2 million, to $219.7 million for the year ended March 31, 2014, as compared to $204.5 million for the year ended March 31, 2013, primarily as a result of $4.4 million of costs associated with the previously discussed corporate initiatives, a $3.5 million increase in costs associated with certain employee benefit plans, a $2.5 million increase in health insurance expense, and a $2.2 million increase in payroll-related taxes.

•
Benefits and payroll taxes increased $7.8 million, to $204.5 million for the year ended March 31, 2013, as compared to $196.7 million for the year ended March 31, 2012, primarily as a result of an increase in non-cash amortization expense and other costs associated with certain deferred compensation plans.

•	Transition-related costs of $34.6 million for the year ended March 31, 2012, represent costs related to our business streamlining initiative, which was completed in March 2012.

•
Management transition compensation costs of $4.0 million for the year ended March 31, 2014, represent amortization expense related to retention awards granted to certain executives and key employees in the prior year.

•
Management transition compensation costs of $17.9 million for the year ended March 31, 2013, were associated with our Chief Executive Officer stepping down in September 2012 and the subsequent reorganization of our executive committee. These costs were primarily comprised of $7.5 million of cash severance and $6.4 million of net non-cash accelerated vesting of stock based awards. Also included in this line item was $3.0 million of non-cash amortization expense related to retention awards granted to certain executives and key employees.

•
Other compensation and benefits decreased $7.8 million, to $33.8 million for the year ended March 31, 2014, as compared to $41.6 million for the year ended March 31, 2013, primarily due to a $19.5 million decrease in deferred compensation and revenue-share based incentive obligations resulting from a reduction in net market gains on assets invested for deferred compensation plans and seed capital investments, which were partially offset by corresponding decreases in Other non-operating income (expense). These decreases were offset, in part, by an $11.7 million increase in severance expense to $16.8 million, primarily related to the previously discussed corporate initiatives.

•
Other compensation and benefits increased $23.6 million, to $41.6 million, as compared to $18.0 million for the year ended March 31, 2012, primarily due to an increase in revenue-share based incentive obligations resulting from a $22.7 million increase in net market gains on assets invested for deferred compensation plans and seed capital investments, which were offset by corresponding increases in Other non-operating income (expense).

For the year ended March 31, 2014, compensation as a percentage of operating revenues decreased to 44.1% from 45.5% for the year ended March 31, 2013, due to the impact of compensation decreases related to a reduction in net market gains on assets invested for deferred compensation plans and seed capital investments and the compensation impact of the wind-down of Western Asset's participation in the PPIP in fiscal 2013.

For the year ended March 31, 2013, compensation as a percentage of operating revenues increased to 45.5% from 43.0% for the year ended March 31, 2012, due to the impact of reductions in other non-compensation related operating expenses at revenue share based affiliates, the impact of the modification of employment and other arrangements, as well as the impact of quasi-fixed compensation costs of administrative and distribution personnel which do not typically vary with revenues. These increases were offset in part by the impact of transition-related compensation recorded in fiscal 2012, as well as the impact of lower corporate compensation costs, principally attributable to our business streamlining initiative.

Distribution and Servicing
For the year ended March 31, 2014, distribution and servicing expenses increased 3.1% to $619.1 million, as compared to $600.6 million for the year ended March 31, 2013, with $15.2 million of the increase due to an increase in average AUM in certain products for which we pay fees to third-party distributors.

For the year ended March 31, 2013, distribution and servicing expenses decreased 7.6% to $600.6 million, as compared to $649.7 million for the year ended March 31, 2012, driven by a $53.8 million decrease due to a reduction in average AUM in certain products for which we pay fees to third-party distributors.

Communications and Technology
For the year ended March 31, 2014, communications and technology expense increased 5.5% to $157.9 million, as compared to $149.7 million for the year ended March 31, 2013, primarily as a result of an increase in technology consulting, market data, and telephone expenses.

For the year ended March 31, 2013, communications and technology expense decreased 9.1% to $149.7 million, as compared to $164.7 million for the year ended March 31, 2012, driven by the impact of $8.4 million in transition-related costs recognized in fiscal 2012, as well as $4.4 million in cost savings as a result of our business streamlining initiative.

Occupancy
For the year ended March 31, 2014, occupancy expense decreased 33.0% to $115.2 million, as compared to $171.9 million for the year ended March 31, 2013, primarily due to the impact of real estate related charges totaling $52.8 million recognized in fiscal 2013 and a $4.6 million decrease in rent expense, primarily as a result of lease reserves taken on vacant space in fiscal 2013. These decreases were offset in part by $7.9 million in real estate related charges taken during fiscal 2014 in connection with the previously discussed corporate initiatives.

For the year ended March 31, 2013, occupancy expense increased 11.0% to $171.9 million, as compared to $154.8 million for the year ended March 31, 2012, primarily due to real estate related charges totaling $52.8 million, recorded during fiscal 2013 related to further space consolidation which resulted in savings of approximately $10.0 million per year beginning in fiscal 2014. This increase was offset in part by the impact of $11.9 million of lease reserves recorded in fiscal 2012, as well as the acceleration of $10.3 million of depreciation in fiscal 2012, both primarily related to certain office space permanently vacated as a part of our business streamlining initiative. The increase was also offset in part by $6.0 million in cost savings, also as a result of our business streamlining initiative.

Amortization and Impairment of Intangible Assets
For the year ended March 31, 2014, amortization of intangible assets decreased 12.1% to $12.3 million, as compared to $14.0 million for the year ended March 31, 2013, primarily due to certain management contracts becoming fully amortized in December 2013.

For the year ended March 31, 2013, amortization of intangible assets decreased 28.6% to $14.0 million, as compared to $19.6 million for the year ended March 31, 2012, primarily due to certain management contracts becoming fully amortized during fiscal 2012.

Impairment of intangible assets was $734.0 million in the year ended March 31, 2013. The impairment charges related to our domestic mutual fund contracts asset, Permal funds-of-hedge fund contracts asset, and Permal trade name. The impairment charges resulted from a number of trends and factors, which resulted in a reduction of the projected cash flows and our overall assessment of fair value of the assets, such that the domestic mutual fund contracts asset, Permal funds-of-hedge funds contracts asset, and Permal trade name asset, declined below their carrying values, and accordingly were impaired by $396.0 million, $321.0 million, and $17.0 million, respectively in fiscal 2013. See Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Other
For the year ended March 31, 2014, other expenses increased $7.6 million, or 4.0%, to $196.0 million, as compared to $188.4 million for the year ended March 31, 2013, primarily due to a $14.7 million increase in expense reimbursements paid to certain mutual funds and a $5.0 million charge for a fair value adjustment to increase the contingent consideration liability related to the acquisition of Fauchier, as the acquired business has performed better than initially projected. These increases were offset in part by an $8.0 million decrease in franchise taxes, as well as a $5.3 million decrease in professional fees.

For the year ended March 31, 2013, other expenses decreased $2.3 million, or 1.2%, to $188.4 million, as compared to $190.7 million for the year ended March 31, 2012, primarily due to a $4.1 million reduction in charges for trading errors. A $2.5 million decrease in expense reimbursements paid to certain mutual funds, and the impact of $1.7 million of transition-related costs recognized in fiscal 2012, also contributed to the decrease. These decreases were offset in part by a $5.0 million increase in litigation-related expenses as a result of certain resolved regulatory investigations. A $1.8 million increase in professional fees, primarily related to initiatives with Permal, including the acquisition of Fauchier during fiscal 2013, also offset the decrease.

Non-Operating Income (Expense)
The components of total other non-operating income (expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2014 Compared to 2013		2013 Compared to 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Interest income	$6.4	$7.6	$11.5	$(1.2)	(15.8)%	$(3.9)	(33.9)%
Interest expense	(52.9)	(62.9)	(87.6)	10.0	(15.9)	24.7	(28.2)
Other income (expense), net	32.8	(18.0)	22.1	50.8	n/m	(40.1)	n/m
Other non-operating income (loss) of consolidated investment vehicles, net	2.4	(2.8)	18.3	5.2	n/m	(21.1)	n/m
Total other non-operating expense	$(11.3)	$(76.1)	$(35.7)	$64.8	(85.2)%	$(40.4)	n/m
n/m - not meaningful

Interest Income
For the year ended March 31, 2014, interest income decreased 15.8% to $6.4 million, as compared to $7.6 million for the year ended March 31, 2013, driven by the impact of lower average interest-bearing investment balances.

For the year ended March 31, 2013, interest income decreased 33.9% to $7.6 million, as compared to $11.5 million for the year ended March 31, 2012, driven by a $2.6 million decrease due to lower yields earned on investment balances and a $1.8 million decrease due to lower average investment balances.

Interest Expense
For the year ended March 31, 2014, interest expense decreased 15.9% to $52.9 million, as compared to $62.9 million for the year ended March 31, 2013, primarily as a result of a $5.6 million decrease in the interest accruals for uncertain tax positions and a $4.4 million decrease due to the refinancing of the 2.5% Convertible Senior Notes (the "Convertible Notes") in May 2012 and the five-year term loan in January 2014.

For the year ended March 31, 2013, interest expense decreased 28.2% to $62.9 million, as compared to $87.6 million for the year ended March 31, 2012, primarily as a result of the refinancing of the Convertible Notes in May 2012.

Other Income (Expense), Net
For the year ended March 31, 2014, other income (expense), net, improved $50.8 million, to income of $32.8 million, from an expense of $18.0 million in fiscal 2013. This increase was primarily a result of the impact of a $69.0 million loss on debt extinguishment recognized in connection with the repurchase of the Convertible Notes in May 2012, offset in part by a $19.5 million decrease in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding decreases in compensation discussed above.

For the year ended March 31, 2013, other income (expense), net, decreased $40.1 million, to an expense of $18.0 million, from income of $22.1 million in fiscal 2012. This decrease was primarily a result of the $69.0 million loss on debt extinguishment recognized in connection with the repurchase of the Convertible Notes in May 2012. The impact of an $8.6 million gain related to an assigned bankruptcy claim, and a $7.5 million gain on the sale of a small affiliate, both recognized in the fiscal 2012, also contributed to the decrease. These decreases were offset in part by a $22.7 million increase in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding increases in compensation discussed above, as well as a $20.8 million increase in net market gains on corporate investments in proprietary fund products, which are not offset in compensation.

Other Non-Operating Income (Loss) of Consolidated Investment Vehicles
For the year ended March 31, 2014, other non-operating income (loss) of consolidated investment vehicles ("CIVs"), net, improved $5.2 million to income of $2.4 million, from a loss of $2.8 million in fiscal 2013, primarily due to net market gains on investments of certain CIVs.

For the year ended March 31, 2013, other non-operating income (expense) of CIVs, net, decreased $21.1 million to an expense of $2.8 million, from income of $18.3 million in fiscal 2012, primarily due to net market losses on investments of certain CIVs, as well as the impact of market gains recognized in fiscal 2012 related to a previously consolidated CIV that was redeemed in that fiscal year.

Income Tax Provision (Benefit)
For the year ended March 31, 2014, the provision for income taxes was $137.8 million, compared to an income tax benefit of $150.9 million in the year ended March 31, 2013. The effective tax rate was 32.8% for the year ended March 31, 2014, compared to an effective benefit rate of 29.5% in the year ended March 31, 2013. The change in the effective rate was primarily related to a higher relative proportion of pre-tax income (loss) in jurisdictions with higher tax rates, substantially offset by adjustments to deferred tax balances and other reserves.

In July 2012, the U.K. Finance Act 2012 was enacted, which reduced the main U.K. corporate tax rate from 25% to 24% effective April 1, 2012 and to 23% effective April 1, 2013. In July 2013, the Finance Bill 2013 was enacted, further reducing the main U.K. corporate tax rate to 21% effective April 1, 2014 and to 20% effective April 1, 2015. The impact of tax rate changes on certain existing deferred tax assets and liabilities resulted in a tax benefit of $19.2 million and $18.1 million on the revaluation of deferred tax assets and liabilities for the years ended March 31, 2014 and 2013, respectively; and impacted the effective rate by 4.6 percentage points in the year ended March 31, 2014, and 3.5 percentage points in the year ended March 31, 2013. The impact of CIVs increased the effective rate by 0.2 percentage points for the year ended March 31, 2014, and reduced the effective rate by 0.5 percentage points for the year ended March 31, 2013.

For the year ended March 31, 2013, the benefit for income taxes was $150.9 million, compared to a provision of $72.1 million in the prior year. The effective benefit rate was 29.5% for the year ended March 31, 2013, compared to an effective tax rate of 23.8% in the year ended March 31, 2012. The change in the effective rate was primarily related to a lower tax benefit associated with the intangible asset impairment charge recorded in fiscal 2013, due to the lower statutory rates in the jurisdictions where certain intangible assets were held, partially offset by adjustments to reserves and the impact of certain tax planning initiatives recorded in fiscal 2012.

In July 2011, The U.K. Finance Act 2011 was enacted, which reduced the main U.K. corporate tax rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. As discussed above, in July 2012, the U.K. Finance Act 2012 was enacted, further reducing the main U.K. corporate tax rate to 24% effective April 1, 2012 and 23% effective April 1, 2013. The impact of the tax rate changes on certain existing deferred tax assets and liabilities resulted in a tax benefit of $18.1 million and $18.3 million for the years ended March 31, 2013 and 2012, respectively, and impacted the effective rate by 3.5 percentage points in the year ended March 31, 2013, and 6.0 percentage points in the year ended March 31, 2012. The impact of changes in the U.K. tax rate was more substantial for the year ended March 31, 2012, due to the higher level of pre-tax income in that fiscal year. The impact of CIVs reduced the effective rate by 0.5 and 0.8 percentage points for the years ended March 31, 2013 and 2012, respectively.

Net Income (Loss) Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2014, totaled $284.8 million, or $2.33 per diluted share, compared to Net Loss Attributable to Legg Mason, Inc. of $353.3 million, or $2.65 per diluted share, in the year ended March 31, 2013.  The increase was primarily attributable to the impact of the pre-tax impairment charges of $734.0 million ($508.3 million, net of income tax benefits, or $3.81 per diluted share), recorded in the prior year, the impact of the $69.0 million pre-tax loss ($44.8 million, net of income tax benefits, or $0.34 per diluted share) on debt extinguishment recognized in connection with the repurchase of the Convertible Notes in May 2012, the impact of $52.8 million of real estate related charges recognized in fiscal 2013, and the net impact of increased operating revenues, as previously discussed. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 15.7% for the year ended March 31, 2014, compared to (16.6)% for the year ended March 31, 2013.

Net Loss Attributable to Legg Mason, Inc. for the year ended March 31, 2013, totaled $353.3 million, or $2.65 per diluted share, compared to Net Income Attributable to Legg Mason, Inc. of $220.8 million, or $1.54 per diluted share, in the year ended March 31, 2012.  The decrease was primarily attributable to the impact of the pre-tax impairment charges of $734.0 million ($508.3 million, net of income tax benefits, or $3.81 per diluted share), recorded in fiscal 2013, related to our indefinite-life intangible assets, as well as the $69.0 million pre-tax loss ($44.8 million, net of income tax benefits, or $0.34 per diluted share) on debt extinguishment recognized in connection with the repurchase of the Convertible Notes in May 2012. Real estate related charges of $52.8 million recognized in fiscal 2013 also contributed to the decrease. These decreases were offset in part by the impact of transition-related costs recorded in fiscal 2012, and the impact of increased cost savings in fiscal 2013, both in connection with our business streamlining initiative. These items were previously discussed above. Operating margin was (16.6)% for the year ended March 31, 2013, compared to 12.7% for the year ended March 31, 2012.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing performance measures that are based on methodologies other than generally accepted accounting principles (“non-GAAP”) for "Adjusted Income" and "Operating Margin, As Adjusted" that management uses as benchmarks in evaluating and comparing our period-to-period operating performance.

Adjusted Income increased to $417.8 million, or $3.41 per diluted share, for the year ended March 31, 2014, from $347.2 million, or $2.61 per diluted share, for the year ended March 31, 2013. Operating Margin, as Adjusted, for the years ended March 31, 2014 and 2013, was 22.0% and 17.5%, respectively. Operating Margin, as Adjusted, for the year ended March 31, 2014, was reduced by 1.5 percentage points due to expenses recognized during the fiscal year related to the previously discussed corporate initiatives and restructuring charges related to the QS Investors acquisition, and by 1.0 percentage point due to structuring fees related to a closed-end fund launch during the fiscal year. Operating Margin, as Adjusted, for the year ended March 31, 2013, was reduced by 3.5 percentage points due to real estate related charges and management transition compensation costs recorded during that fiscal year, and by 1.0 percentage point due to structuring fees related to closed-end fund and real estate investment trust launches during that fiscal year.

Adjusted Income decreased to $347.2 million, or $2.61 per diluted share, for the year ended March 31, 2013, from $397.0 million, or $2.77 per diluted share, for the year ended March 31, 2012. Operating Margin, as Adjusted, for the years ended March 31, 2013 and 2012, was 16.8% and 21.3%, respectively. Operating Margin, as Adjusted, for the year ended March 31, 2013 was reduced by 3.5 percentage points due to real estate related charges and management transition compensation costs recorded during fiscal 2013.

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

A reconciliation of Net Income (Loss) Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	For the Years Ended March 31,
	2014	2013	2012
Net Income (Loss) Attributable to Legg Mason, Inc.	$284,784	$(353,327)	$220,817
Plus (less):
Amortization of intangible assets	12,314	14,019	19,574
Loss on extinguishment of 2.5% senior notes	—	54,873	—
Impairment of intangible assets	—	734,000	—
Contingent consideration fair value adjustment	5,000	—	—
Deferred income taxes on intangible assets:
Impairment charges	—	(225,748)	—
Tax amortization benefit	134,871	135,588	135,830
U.K. tax rate adjustment	(19,164)	(18,075)	(18,268)
Imputed interest on convertible debt (2.5% senior notes)	—	5,839	39,077
Adjusted Income	$417,805	$347,169	$397,030
Net Income (Loss) per diluted share Attributable to Legg Mason, Inc. common shareholders	$2.33	$(2.65)	$1.54
Plus (less):
Amortization of intangible assets	0.10	0.11	0.14
Loss on extinguishment of 2.5% senior notes	—	0.41	—
Impairment of intangible assets	—	5.51	—
Contingent consideration fair value adjustment	0.04	—	—
Deferred income taxes on intangible assets:
Impairment charges	—	(1.69)	—
Tax amortization benefit	1.10	1.02	0.95
U.K. tax rate adjustment	(0.16)	(0.14)	(0.13)
Imputed interest on convertible debt (2.5% senior notes)	—	0.04	0.27
Adjusted Income per diluted share	$3.41	$2.61	$2.77

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income (Loss), adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, amortization related to intangible assets, transition-related costs of streamlining our business model, if any, income (loss) of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as "Operating Revenues, as Adjusted." The compensation items, other than transition-related costs, are removed from Operating Income (Loss) in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. We adjust for the impact of amortization of management contract assets and the impact of fair value adjustments of contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with results of other asset management firms that have not engaged in significant acquisitions. Transition-related costs, if any, impairment charges and income (loss) of CIVs are removed from Operating Income (Loss) in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Operating Revenues, as Adjusted, also include our advisory revenues we receive from CIVs that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities. It excludes items that have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and indicates what our operating margin would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, amortization related to intangible assets, changes in the fair value of contingent consideration liabilities, if any, transition-related costs, if any, and impairment charges, and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net Income (Loss) Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

Effective April 1, 2013, we revised our definition of Operating Margin, as Adjusted, to add back the amortization of intangible assets. We have applied this change to all periods presented, The impact on results for the years ended March 31, 2013 and 2012 were increases of 0.7 and 1.0 percentage points, respectively.

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	For the Years Ended March 31,
	2014	2013	2012
Operating Revenues, GAAP basis	$2,741,757	$2,612,650	$2,662,574
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	1,950	2,397	3,094
Distribution and servicing expense excluding consolidated investment vehicles	(619,022)	(600,582)	(649,679)
Operating Revenues, as Adjusted	$2,124,685	$2,014,465	$2,015,989

Operating Income (Loss), GAAP basis	$430,893	$(434,499)	$338,753
Plus (less):
Gains (losses) on deferred compensation and seed investments	16,987	36,497	13,809
Transition-related costs	—	—	73,066
Impairment of intangible assets	—	734,000	—
Contingent consideration fair value adjustment	5,000	—	—
Amortization of intangible assets	12,314	14,019	19,574
Operating income and expenses of consolidated investment vehicles	2,370	2,959	3,702
Operating Income, as Adjusted	$467,564	$352,976	$448,904

Operating Margin, GAAP basis	15.7%	(16.6)%	12.7%
Operating Margin, as Adjusted	22.0	17.5	22.3

LIQUIDITY AND CAPITAL RESOURCES

The primary objective of our capital structure is to appropriately support our business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. Our overall funding needs and capital base are continually reviewed to determine if the capital base meets the expected needs of our businesses. We intend to continue to explore potential acquisition opportunities as a means of diversifying and strengthening our asset management business. These opportunities may from time to time involve acquisitions that are material in size and may require, among other things, and subject to existing covenants, the raising of additional equity capital and/or the issuance of additional debt.

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At March 31, 2014, cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.9 billion, $7.1 billion, $1.0 billion and $4.7 billion, respectively. Total assets include amounts related to CIVs of $0.2 billion.

Cash and cash equivalents are primarily invested in liquid domestic and non-domestic money market funds that hold principally domestic and non-domestic corporate commercial paper and bonds, government and agency securities, and bank deposits. We have not recognized any losses on these investments. Our monitoring of cash and cash equivalents mitigates the potential that material risks may be associated with these balances.

The following table summarizes our Consolidated Statements of Cash Flows for the years ended March 31 (in millions):

	2014	2013	2012
Cash flows provided by operating activities	$437.3	$303.3	$496.8
Cash flows provided by/(used in) investing activities	137.6	(11.0)	2.3
Cash flows used in financing activities	(639.0)	(735.9)	(481.8)
Effect of exchange rate changes	(10.9)	(5.7)	(10.9)
Net change in cash and cash equivalents	(75.0)	(449.3)	6.4
Cash and cash equivalents, beginning of period	933.0	1,382.3	1,375.9
Cash and cash equivalents, end of period	$858.0	$933.0	$1,382.3

Cash inflows provided by operating activities during fiscal 2014 were $437.3 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net sales (purchases) of trading and other current investments and a decrease in net activity related to CIVs, primarily due to the wind-down of the CLO.  See Note 17 of Notes to Consolidated Financial Statements for additional information regarding the CLO. Cash inflows provided by operating activities during fiscal 2013 were $303.3 million, primarily related to net sales of trading and other current investments and results of operations, adjusted for non-cash items, offset in part by the allocation of extinguished debt repayment and payments for accrued compensation. Cash inflows provided by operating activities during fiscal 2012 were $496.8 million, primarily related to Net Income, adjusted for non-cash items.

Cash inflows provided by investing activities during fiscal 2014, were $137.6 million, primarily related to net activity related to CIVs, offset in part by payments for fixed assets. Cash outflows used in investing activities during fiscal 2013, were $11.0 million, primarily related to payments related to the acquisition of Fauchier and payments made for fixed assets, offset in part by net activity related to CIVs. Cash inflows provided by investing activities during fiscal 2012, were $2.3 million, primarily related to $20.2 million of net activity related to CIVs and a release of restricted cash required for market hedge arrangements, offset in part by payments made for fixed assets.

Cash outflows used in financing activities during fiscal 2014 were $639.0 million, primarily related to the repayment of long-term debt of $500.4 million, the repayment of long-term debt of CIVs of $133.0 million, the repurchase of 9.7 million shares of our common stock for $360.0 million, and dividends paid of $62.0 million, offset in part by the proceeds from the long-term debt issuances of $393.7 million. Cash outflows used in financing activities during fiscal 2013 were $735.9 million, primarily related to the repayment of long-term debt of $1,049.2 million, the repurchase of 16.2 million shares of our common stock for $425.5 million, the $250.0 million repayment of short-term debt, and dividends paid of $55.3 million, offset in part by the proceeds from the subsequent long-term debt issuances of $1,143.2 million. Cash outflows used in financing activities during fiscal 2012, were $481.8 million, primarily due to the repurchase of 13.6 million shares of our common stock for $401.8 million and dividends paid of $43.6 million.

Financing Transactions
The table below reflects our primary sources of financing (in thousands) as of March 31, 2014:

	Total at March 31,	Amount Outstanding at March 31,
Type	2014	2014	2013	Interest Rate	Maturity
5.5% senior notes	$650,000	$650,000	$650,000	5.50%	May 2019
5.625% senior notes	400,000	400,000	N/A	5.625%	January 2044
Revolving credit agreements	750,000	—	—	LIBOR + 1.5% + 0.20% annual commitment fee	June 2017
Five-year amortizing term loan	—	—	500,000	LIBOR + 1.5%	Repaid January 2014

Capital Plan and Other Financing Transactions
In May 2012, we announced a capital plan that included refinancing the Convertible Notes. The refinancing was effected through the issuance of $650 million of 5.5% senior notes, the net proceeds of which, together with cash on hand and $250 million of remaining borrowing capacity under a then existing revolving credit facility, were used to repurchase all $1.25 billion of the Convertible Notes. The terms of the repurchase included the repayment of the Convertible Notes at par plus accrued interest, a prepayment fee of $6.3 million, and the issuance of warrants to the holders of the Convertible Notes. The warrants replace a conversion feature of the Convertible Notes, and provide for the purchase, in the aggregate and subject to adjustment, of 14.2 million shares of our common stock, on a net share settled basis, at an exercise price of $88 per share. The warrants expire in July 2017 and can be settled, at our election, in either shares of common stock or cash.

The $650 million 5.5% senior notes are due May 2019 and were sold at a discount of $6.8 million, which is being amortized to interest expense over the seven-year term.
Also, pursuant to the capital plan, in June 2012, we entered into an unsecured credit agreement which provides for a $500 million revolving credit facility and a $500 million term loan, which was repaid in fiscal 2014, as further discussed below. The proceeds of the term loan were used to repay the $500 million of outstanding borrowings under the previous revolving credit facility, which was then terminated.
In January 2014, we issued $400 million of 5.625% senior notes, the net proceeds of which, together with cash on hand, were used to repay the $450 million of outstanding borrowings under the five-year term loan entered into in conjunction with the unsecured credit agreement noted above. The 5.625% senior notes are due January 2044 and were sold at a discount of $6.3 million, which is being amortized to interest expense over the 30 year term.
In January 2014, we entered into a $250 million incremental revolving credit facility, which was contemplated in, and is in addition to the $500 million revolving credit facility available under, the existing credit agreement. These revolving credit facilities are available to fund working capital needs and for general corporate purposes and expire in June 2017. There were no borrowings outstanding under either of our revolving credit facilities as of March 31, 2014.
In connection with the extinguishment of the Convertible Notes, hedge transactions (purchased call options and warrants) executed in connection with the initial issuance of the Convertible Notes were also terminated.

The financial covenants under our bank agreements include: maximum net debt to EBITDA ratio of 2.5 to 1 and minimum EBITDA to interest expense ratio of 4.0 to 1. Debt is defined to include all obligations for borrowed money, excluding non-recourse debt of CIVs, and capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of the greater of subsidiary cash or $375 million. EBITDA is defined as consolidated net income (loss) plus/minus tax expense (benefit), interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expense or losses, and any non-cash charges, as defined in the agreements. As of March 31, 2014, our net debt to EBITDA ratio was 1.2 to 1 and EBITDA to interest expense ratio was 12.5 to 1, and, therefore, we have maintained compliance with the applicable covenants. In addition, the 5.5% senior notes are subject to certain nonfinancial covenants, including provisions relating to dispositions of certain assets, which could require a percentage of any related proceeds to be applied to accelerated repayments.
If our net income (loss) significantly declines, or if we spend our available cash, it may impact our ability to maintain compliance with the financial covenants. If we determine that our compliance with these covenants may be under pressure, we may elect to take a number of actions, including reducing our expenses in order to increase our EBITDA, using available cash to repay all or a portion of our outstanding debt subject to these covenants or seeking to negotiate with our lenders to modify the terms or to restructure our debt. We anticipate that we will have available cash to repay our bank debt, should it be necessary. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.

Our outstanding bank debt agreement is currently impacted by the ratings of two rating agencies. The interest rate and annual commitment fee on our revolving lines of credit are based on the higher credit rating of the two rating agencies. In June 2011, our rating by one of these agencies was downgraded one notch below the other. Should the other agency downgrade our rating, absent an upgrade from the former agency, our interest costs will rise modestly. In addition, under the terms of the 5.5% senior notes, the interest rate paid on these notes will increase modestly if our credit ratings are reduced below investment grade.

Also in connection with the capital plan, our board of directors authorized $1.0 billion for additional purchases of our common stock, $370 million of which remained available as of March 31, 2014. The capital plan authorizes using up to 65% of cash generated from future operations to purchase shares of our common stock.

Other Transactions
In March 2013, we completed the acquisition of all of the outstanding share capital of Fauchier, a leading European based manager of funds-of-hedge funds, from BNP Paribas Investment Partners, S.A. The transaction included an initial cash payment of $63.4 million, which was funded from existing cash resources. In addition, contingent consideration of up to approximately $25 million and approximately $33 million (using the exchange rate between the British pound and U.S. dollar as of March 31, 2014), may be due on or about the second and fourth anniversaries of closing, respectively, dependent on achieving certain levels of revenue, net of distribution costs, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The fair value of the contingent consideration liability was approximately $29.6 million as of March 31, 2014, an increase of $7.7 million from March 31, 2013, with $5.0 million attributable to revised estimates of amounts payable and $2.7 million attributable to changes in the exchange rate and interest amortization. We have executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated.

In March 2014, we entered into an agreement to acquire QS Investors, a leading customized solutions and global quantitative equities provider, for an initial purchase price of $11 million and contingent consideration of up to $10 million and $20 million due on or about the second and fourth anniversaries of the closing, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. This acquisition is expected to close in the first quarter of fiscal 2015.

Certain of our asset management affiliates maintain various credit facilities for general operating purposes. Certain affiliates are also subject to the capital requirements of various regulatory agencies. All such affiliates met their respective capital adequacy requirements during the periods presented.

See Notes 2 and 6 of Notes to Consolidated Financial Statements for additional information related to the acquisitions of Fauchier and QS Investors and our capital plan, respectively.

Future Outlook
We expect that over the next 12 months cash generated from our operating activities will be adequate to support our operating and investing liquidity needs, and planned share repurchases. We currently intend to utilize our other available resources for any number of potential activities, including, but not limited to, acquisitions, seed capital investments in new products, repurchase of shares of our common stock, repayment of outstanding debt, or payment of increased dividends.

In June 2013 and March 2014, we implemented management equity plans that will entitle certain key employees of Permal and ClearBridge, respectively, to participate in 15% of the future growth of the respective enterprise value (subject to appropriate discounts), if any, as further discussed in Notes 1 and 11 of Notes to Consolidated Financial Statements. Repurchases of units granted under the plans may impact future liquidity requirements.

In connection with the planned integration over time of two existing affiliates, Batterymarch and LMGAA, with QS Investors after the acquisition closes, we expect to incur restructuring and transition costs of approximately $35 million, of which approximately 25% are non-cash charges. Approximately $2.5 million of these charges were accrued as of March 31, 2014. A significant portion of these costs will be paid in the year ending March 31, 2015. See Note 2 for additional information.

As described above, we currently project that our cash flows from operating activities will be sufficient to fund our liquidity needs. As of March 31, 2014, we had over $500 million in cash and cash equivalents in excess of our working capital requirements. As previously discussed, and in accordance with our capital plan, we intend to utilize up to 65% of cash generated from future operations to purchase shares of our common stock in the year ending March 31, 2015. As of March 31, 2014, we also had undrawn revolving credit facilities totaling $750 million, expiring June 2017. We do not currently expect to raise incremental debt or equity financing over the next 12 months beyond our current levels. However, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

At March 31, 2014, our total cash and cash equivalents of $858 million included $306 million held by foreign subsidiaries. During fiscal 2014, in order to increase our cash available in the U.S. for general corporate purposes, we implemented plans developed in prior years to repatriate accumulated foreign earnings for which deferred taxes had been previously accrued, and repatriated $301 million. We plan to repatriate an additional $245 million of foreign cash over the next several years. Due to certain tax planning strategies, we anticipate that we will generate a tax benefit of approximately $12 million with respect to future repatriation of accumulated earnings. We have adjusted the tax reserve accordingly. No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, we will provide for and pay any applicable additional U.S. taxes in connection with repatriation of offshore funds.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	2015	2016	2017	2018	2019	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity(1)	$0.4	$—	$—	$—	$—	$1,050.0	$1,050.4
Interest on long-term borrowings and credit facility commitment fees(1)	59.8	59.8	59.8	58.7	58.3	580.4	876.8
Minimum rental and service commitments	134.3	115.7	97.6	87.1	72.9	351.2	858.8
Total Contractual Obligations	194.5	175.5	157.4	145.8	131.2	1,981.6	2,786.0
Contingent Obligation
Payments related to business acquisitions(2)	—	25.0	10.0	33.0	20.0	—	88.0
Total Contractual and Contingent Obligations(3)(4)(5)(6)	$194.5	$200.5	$167.4	$178.8	$151.2	$1,981.6	$2,874.0

(1)	Excludes current portion of long-term borrowings of the consolidated CLO of $79.2 million and interest on these borrowings, as applicable.

(2)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable, using the exchange rate between the British pound and U.S. dollar as of March 31, 2014, for the amounts due in fiscal 2016 and fiscal 2018, at the earliest possible date under the terms of the business purchase agreements. The contingent obligation had a fair value of $29.6 million as of March 31, 2014.

(3)
The table above does not include approximately $34.5 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods running through fiscal 2021.

(4)
The table above does not include amounts for uncertain tax positions of $55.7 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(5)	The table above does not include redeemable noncontrolling interests, primarily related to CIVs, of $45.1 million, because the timing of any related cash outflows cannot be reliably estimated.

(6)
The table above excludes potential obligations arising from the ultimate settlement of awards under the management equity plans with key employees of Permal and ClearBridge due to the uncertainty of the timing and amounts ultimately payable. See Notes 1 and 11 of Notes to Consolidated Financial Statements for additional information regarding management equity plans.

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

Trading and other current investments, excluding CIVs, at March 31, 2014 and 2013, subject to risk of security price fluctuations are summarized below (in thousands).

	2014	2013
Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$109,648	$86,583
Trading investments of proprietary fund products and other trading investments	335,456	228,156
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	22,622	56,341
Total current investments, excluding CIVs	$467,726	$371,080

Approximately $33.7 million and $39.2 million of trading and other current investments related to long-term incentive compensation plans as of March 31, 2014 and 2013, respectively, have offsetting liabilities such that fluctuation in the market value of these assets and the related liabilities will not have a material effect on our net income (loss) or liquidity. However, it will have an impact on our compensation expense with a corresponding offset in other non-operating income (expense). Trading and other current investments of $90.0 million and $91.1 million at March 31, 2014 and 2013, respectively, relate to other long-term incentive plans for which the related liabilities do not completely offset due to vesting provisions. Therefore, fluctuations in the market value of these trading investments will impact our compensation expense, non-operating income (expense) and net income (loss).

Approximately $344.0 million and $240.8 million of trading and other current investments at March 31, 2014 and 2013, respectively, are investments in proprietary fund products and other investments for which fluctuations in market value will impact our non-operating income (expense). Of these amounts, the fluctuations in market value related to approximately $19.9 million and $13.8 million of proprietary fund products as of March 31, 2014 and 2013, respectively, have offsetting compensation expense under revenue share agreements. The fluctuations in market value related to approximately $109.8 million and $71.9 million in proprietary fund products as of March 31, 2014 and 2013, respectively, are substantially offset by gains (losses) on market hedges and therefore do not materially impact Net Income (Loss) Attributable to Legg Mason, Inc. Investments in proprietary fund products are not liquidated before the related fund establishes a track record, has other investors, or a decision is made to no longer pursue the strategy.

Non-trading assets, excluding CIVs, at March 31, 2014 and 2013, subject to risk of security price fluctuations are summarized below (in thousands).

	2014	2013
Investment securities, excluding CIVs:
Available-for-sale	$12,072	$12,400
Investments in partnerships, LLCs and other	24,464	31,143
Equity method investments in partnerships and LLCs	62,973	68,780
Other investments	90	99
Total non-trading assets, excluding CIVs	$99,599	$112,422

Investment securities of CIVs totaled $50.5 million and $24.8 million as of March 31, 2014 and 2013, respectively, and investments of CIVs totaled $31.8 million and $210.6 million as of March 31, 2014 and 2013, respectively. As of March 31, 2014 and 2013, we held equity investments in the CIVs of $39.4 million and $39.1 million, respectively. Fluctuations in the market value of investments of CIVs in excess of our equity investment will not impact Net Income (Loss) Attributable to Legg Mason, Inc. However, it may have an impact on other non-operating income (expense) of CIVs with a corresponding offset in Net income (loss) attributable to non-controlling interests.

Valuation of trading and non-trading investments is described below within Critical Accounting Policies under the heading "Valuation of Financial Instruments." See Notes 1 and 14 of Notes to Consolidated Financial Statements for further discussion of derivatives.

The following is a summary of the effect of a 10% increase or decrease in the market values of our financial instruments subject to market valuation risks at March 31, 2014 (in thousands):

	Carrying Value	Fair Value Assuming a 10% Increase(1)	Fair Value Assuming a 10% Decrease(1)
Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$109,648	$120,613	$98,683
Trading investments of proprietary fund products and other trading investments	335,456	369,002	301,910
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	22,622	24,884	20,360
Total current investments, excluding CIVs	467,726	514,499	420,953
Investments in CIVs	39,434	43,377	35,491
Available-for-sale investments	12,072	13,279	10,865
Investments in partnerships, LLCs and other	24,464	26,910	22,018
Equity method investments in partnerships and LLCs	62,973	69,270	56,676
Other investments	90	99	81
Total investments subject to market risk	$606,759	$667,434	$546,084

(1)
Gains and losses related to certain investments in deferred compensation plans and proprietary fund products are directly offset by a corresponding adjustment to compensation expense and related liability. In addition, investments in proprietary fund products of approximately $109.8 million have been economically hedged to limit market risk. As a result, a 10% increase or decrease in the unrealized market value of our financial instruments subject to market valuation risks would result in a $32.8 million increase or decrease in our pre-tax earnings as of March 31, 2014.

Also, as of March 31, 2014 and 2013, cash and cash equivalents included $456.6 million and $485.8 million, respectively, of money market funds.

Foreign Exchange Sensitivity
We operate primarily in the U.S., but provide services, earn revenues and incur expenses outside the U.S. Accordingly, fluctuations in foreign exchange rates for currencies, principally in the U.K., Brazil, Japan, Canada, Singapore, Australia, and those denominated in the euro, may impact our comprehensive income (loss) and net income (loss). We and certain of our affiliates have entered into forward contracts to manage a portion of the impact of fluctuations in foreign exchange rates on their results of operations. We do not expect foreign currency fluctuations to have a material effect on our net income (loss) or liquidity.

Interest Rate Risk
Exposure to interest rate changes on our outstanding debt is substantially mitigated as our $650 million of 5.5% senior notes and $400 million of 5.625% senior notes are at fixed interest rates. See Note 6 of Notes to Consolidated Financial Statements for additional disclosures regarding debt.

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

Consolidation
In the normal course of our business, we sponsor and are the manager of various types of investment vehicles. For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make and any earned but uncollected management fees. Uncollected management fees from managed investment vehicles were not material at March 31, 2014, and we have not issued any investment performance guarantees to these investment vehicles or their investors. In accordance with financial accounting standards on consolidation, we consolidate various sponsored investment vehicles, some of which are separately identified as CIVs.

Certain investment vehicles we sponsor and are the manager of are considered to be variable interest entities ("VIEs") (further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Investment vehicles that are considered VREs are consolidated if we have a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). We may also fund the initial cash investment in certain VRE investment vehicles to generate an investment performance track record in order to attract third-party investors in the product. These “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not included as CIVs. We may also hold a longer-term controlling financial interest in sponsored investment fund VREs which have third-party investors and are consolidated and included as CIVs.

A VIE is an entity which does not have adequate equity to finance its activities without additional subordinated financial support; or the equity investors, as a group, do not have the normal characteristics of equity for a potential controlling financial interest.

Investment Company VIEs
For most sponsored investment funds deemed to be investment companies, including money market funds, we determine if we are the primary beneficiary of a VIE if we absorb a majority of the VIE's expected losses, or receive a majority of the VIE's expected residual returns, if any. Our determination of expected residual returns excludes gross fees paid to a decision maker if certain criteria are met. In determining whether we are the primary beneficiary of an investment company VIE, we consider both qualitative and quantitative factors such as the voting rights of the equity holders; economic participation of all parties, including how fees are earned and paid to us; related party (including employees’) ownership; guarantees and implied relationships. In determining the primary beneficiary, we must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows, and credit and interest rate risks. In determining whether a VIE is significant for disclosure purposes, we consider the same factors used for determination of the primary beneficiary.

Other VIEs
For other sponsored investment funds that do not meet the investment company criteria, such as collateralized debt obligation entities and CLO entities, if we have a significant variable interest, we determine if we are the primary beneficiary of the VIE if we have both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE. We determine whether we have a variable interest in a VIE by considering if, among other things, we have the obligation to absorb losses, or the right to receive benefits, that are expected to be significant to the VIE. We consider the management fee structure, including the seniority level of our fees, the current and expected economic performance of the entity, as well as other provisions included in the governing documents that might restrict or guarantee an expected loss or residual return.

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

We must consolidate any VIE for which we are deemed to be the primary beneficiary.

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

Valuation processes for AUM are dependent on the nature of the assets and any contractual provisions with our clients. Equity securities under management for which market quotations are available are usually valued at the last reported sales price or official closing price on the primary market or exchange on which they trade. Debt securities under management are usually valued at bid, or the mean between the last quoted bid and asked prices, provided by independent pricing services that are based on transactions in debt obligations, quotations from bond dealers, market transactions in comparable securities and various other relationships between securities. Short-term debt obligations are generally valued at amortized cost, which is designed to approximate fair value. The vast majority of our AUM is valued based on data from third parties such as independent pricing services, fund accounting agents, custodians and brokers. This varies slightly from time to time based upon the underlying composition of the asset class (equity, fixed income and liquidity) as well as the actual underlying securities in the portfolio within each asset class. Regardless of the valuation process or pricing source, we have established controls reasonably designed to assess the reasonableness of the prices provided. Where market prices are not readily available, or are determined not to reflect fair value, value may be determined in accordance with established valuation procedures based on, among other things, unobservable inputs. Management fees on AUM where fair values are based on unobservable inputs are not material. As of March 31, 2014, equity, fixed income and liquidity AUM values aggregated $186.4 billion, $365.2 billion and $150.2 billion, respectively.

As the vast majority of our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying the value of our AUM. Economic events and financial market turmoil have increased market price volatility; however, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of March 31, 2014, less than 1% of total AUM is valued based on unobservable inputs.

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

For investments in illiquid or privately-held securities for which market prices or quotations are not readily available, the determination of fair value requires us to estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of March 31, 2014 and 2013, excluding investments in CIVs, we owned approximately $0.3 million and $0.4 million, respectively, of financial investments that were valued on our assumptions or estimates and unobservable inputs.

At March 31, 2014 and 2013, we also had approximately $87.4 million and $99.9 million, respectively, of other investments, such as investment partnerships, that are included in Other noncurrent assets on the Consolidated Balance Sheets, of which approximately $63.0 million and $68.8 million, respectively, are accounted for under the equity method. The remainder is accounted for under the cost method, which considers if factors indicate there may be an impairment in the value of these investments. In addition, as of March 31, 2014 and 2013, we had $22.6 million and $56.3 million, respectively, of equity method investments that are included in Investment securities on the Consolidated Balance Sheets.

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

As of March 31, 2014, approximately 2% of total assets (11% of financial assets measured at fair value) and 5% of total liabilities meet the definition of Level 3. Excluding the assets and liabilities of CIVs, approximately 1% of total assets (7% of financial assets measured at fair value) and 1% of liabilities meet the definition of Level 3.

Any transfers between categories are measured at the beginning of the period.

See Note 3 of Notes to Consolidated Financial Statements for additional information.

Intangible Assets and Goodwill

Balances as of March 31, 2014, are as follows (in thousands):

Amortizable asset management contracts	$9,969
Indefinite-life intangible assets	3,109,004
Trade names	52,800
Goodwill	1,240,523
$4,412,296

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

Given the relative significance of our intangible assets and goodwill to our consolidated financial statements, on a quarterly basis we consider if triggering events have occurred that may indicate a significant change in fair values. Triggering events may include significant adverse changes in our business, legal or regulatory environment, loss of key personnel, significant business dispositions, or other events, including changes in economic arrangements with our affiliates that will impact future operating results. If a triggering event has occurred, we perform quantitative tests, which include critical reviews of all significant factors and assumptions, to determine if any intangible assets or goodwill are impaired. We consider factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the indefinite-life assumptions are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the consolidated financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. If a triggering event has not occurred, we perform quantitative tests annually at December 31, for indefinite-life intangible assets and goodwill, unless we can qualitatively conclude that it is more likely than not that the respective fair values exceed the related carrying values.

We completed our annual impairment tests of goodwill and indefinite-life intangible assets as of December 31, 2013, and determined that there were no impairments in the value of these assets as of that date. Further, no impairments in the values of amortizable intangible assets was recognized during the year ended March 31, 2014, as our estimates of the related future cash flows exceeded the asset carrying values. We have also determined that no triggering events have occurred as of March 31, 2014, therefore, no additional indefinite-life intangible asset and goodwill impairment testing was necessary. As a result of uncertainty regarding future market conditions, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment.

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

The estimated remaining useful lives of amortizable intangible assets currently range from one to five years with a weighted-average life of approximately 3.2 years.

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

Projected cash flows are based on annualized cash flows for the applicable contracts projected forward 40 years, assuming annual cash flow growth from estimated net client flows and projected market performance. To estimate the projected cash flows, projected AUM growth rates by affiliate are used. Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income and liquidity) and by investment manager based upon, among other things, historical experience and expectations of future market and investment performance from internal and external sources. Currently, our market growth assumptions are 6% for equity, 3% for fixed income, and 0% for liquidity products, with a general assumption of 2% organic growth for all products, subject to exceptions for organic growth or contraction in near-term periods.

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

We believe our growth assumptions are reasonable given our consideration of multiple inputs, including internal and external sources, although our assumptions are subject to change based on fluctuations in our actual results and market conditions. Our assumptions are also subject to change due to, among other factors, poor investment performance by one or more of our operating affiliates, the withdrawal of AUM by clients, changes in business climate, adverse regulatory actions, or loss of key personnel. We consider these risks in the development of our growth assumptions and discount rates, discussed further below. Further, actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows.

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

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2,106 million, account for approximately 65% of our indefinite-life intangible assets. As of December 31, 2013, approximately $138 billion of AUM, primarily managed by ClearBridge and Western Asset, are associated with this asset, with approximately 40% in equity AUM and 30% in each of long-term fixed AUM and liquidity AUM. Although our domestic mutual funds overall have maintained strong recent market performance, previously disclosed uncertainties regarding market conditions and asset flows and more recent assessments of related risk, including risks related to potential regulatory changes in the liquidity business, are reflected in our projected discounted cash flow analyses. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by approximately $450 million. For our impairment test, cash flows from the domestic mutual fund contracts are assumed to have annual growth rates that average approximately 6%, but given current uncertainties, reflect only moderate AUM inflows in years 1 and 2. Projected cash flows of the domestic mutual fund contracts are discounted at 14.0%, reflecting the business factors noted above. Results for the 12 months through December 31, 2013, generally compared favorably to the growth assumptions related to the domestic mutual fund contracts asset impairment testing at December 31, 2012.

We believe that investment performance also has a significant influence on our domestic mutual fund contract long-term flows, and that continued out-performance will favorably impact our flows. In aggregate, 61% of our domestic mutual fund long-term AUM is in funds that have outpaced their three-year Lipper category average at December 31, 2013, which has improved from 33% at September 30, 2008. Generally, there tends to be a four to five-year lag before improved investment performance results in increased asset flows. In addition, we believe a recent reorganization of our distribution platform, which provides an improved focus on the growth of our business, has also favorably impacted our flows. The improvement in investment performance has assisted distribution personnel in selling more products. As a result of improved performance and the reorganization of the distribution platform, our U.S. distribution group has had net inflows for the 12 months through December 31, 2013.

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

Based upon our projected discounted cash flow analyses, the fair value of the Permal funds-of-hedge funds contracts asset exceeded its carrying value by $70 million. Cash flows on the Permal funds-of-hedge funds contracts are assumed to have an average annual growth rate of approximately 7%. However, given current experience, projected cash flows reflect moderate AUM outflows in year one, and no net AUM flows in year two, trending to moderate AUM inflows in year three. Investment performance, including its expected impact on future asset flows, is a significant factor in our growth projections for the Permal funds-of-hedge funds contracts. Our market performance projections are supported by the fact that Permal's two largest funds that comprise approximately half of the contracts asset AUM have 10-year average returns exceeding 5%. Our market projections are further supported by industry statistics. The projected cash flows from the Permal funds-of-hedge funds contracts are discounted at 15.5%, reflecting the factors noted above.

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

Discount rates are based on appropriately weighted estimated costs of debt using a market participant perspective, also consistent with the methodology discussed above for indefinite-life intangible assets. For our impairment test as of December 31, 2013, the projected cash flows were discounted at 14.5% to determine their present value, reflecting the company/asset specific factors noted above.

We also perform a market-based valuation of our reporting unit value, which applies an average of EBITDA multiples paid in change of control transactions for peer companies to our EBITDA. The observed average EBITDA multiple utilized was 11.0x, from 11 asset management transactions dated January 2010 through December 2012. The results of our two estimates of value for the reporting unit (the discounted cash flow and EBITDA multiple analyses) are compared and any significant difference is assessed to determine the reasonableness of each value and whether any adjustment to either result is warranted. Once the values are accepted, the appropriately weighted average of the two reporting unit valuations (the discounted cash flow and EBITDA multiple analyses) is used as the implied fair value of our Global Asset Management reporting unit, which at December 31, 2013, exceeded the carrying value by a material amount. Considering the relative merits of the details involved in each valuation process, we used an equal weighting of the two values for the December 2013 testing.

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

Stock-Based Compensation
Our stock-based compensation plans include stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, management equity plans and deferred compensation payable in stock. Under our stock compensation plans, we issue equity awards to directors, officers, and key employees.

In accordance with the applicable accounting guidance, compensation expense for the years ended March 31, 2014, 2013 and 2012, includes compensation cost for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods on the straight-line method. Also, under the accounting guidance, cash flows related to income tax deductions in excess of or less than the stock-based compensation expense are classified as financing cash flows.

We granted 1.2 million, 1.0 million, and 0.8 million stock options in fiscal 2014, 2013 and 2012, respectively. During fiscal 2014, we also implemented management equity plans for two of our affiliates and granted units to certain of their employees that entitle them to participate in 15% of the future growth of the respective affiliate's enterprise value (subject to appropriate discounts). For additional information on share-based compensation, see Note 11 of Notes to Consolidated Financial Statements.

We determine the fair value of each option grant using the Black-Scholes option-pricing model, except for market-based grants, for which we use a Monte Carlo option-pricing model. Both models require management to develop estimates regarding certain input variables. The inputs for the Black-Scholes model include: stock price on the date of grant, exercise price of the option, dividend yield, volatility, expected life and the risk-free interest rate, all of which, with the exception of the grant date stock price and the exercise price, require estimates or assumptions. We calculate the dividend yield based upon the average of the historical quarterly dividend payments over a term equal to the expected life of the options. We estimate volatility equally weighted between the historical prices of our stock over a period equal to the expected life of the option and the implied volatility of market listed options at the date of grant. The expected life is the estimated length of time an option will be held before it is either exercised or canceled, based upon our historical option exercise experience. The risk-free interest rate is the rate available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options being valued. If we used different methods to estimate our variables for the Black-Scholes and Monte Carlo models, or if we used a different type of option-pricing model, the fair value of our option grants might be different.

We also determine the fair value of affiliate management equity plan grants using the Black-Scholes option-pricing model, subject to any post-vesting illiquidity discounts. Inputs to the Black-Scholes model are generally determined in a fashion similar to the fair value of grants of options in our own stock, described above. However, because our affiliates are private companies without quoted stock prices, we utilize discounted cash flow analyses and market-based valuations, similar to those discussed above under the heading “Intangible Assets and Goodwill”, to determine the respective business enterprise values, subject to appropriate discounts for lack of control and marketability.

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

Substantially all of our deferred tax assets relate to U.S. and U.K. taxing jurisdictions. As of March 31, 2014, U.S. federal deferred tax assets aggregated $763 million, realization of which is expected to require $3.8 billion of future U.S. earnings, approximately $673 million of which must be in the form of foreign source income. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated and those resulting from foreign tax credits generally expire 10 years after they are generated. Based on estimates of future taxable income, using assumptions consistent with those used in our goodwill impairment testing, it is more likely than not that current federal tax benefits relating to net operating losses are realizable and no valuation allowance is necessary at this time. With respect to those resulting from foreign tax credits, it is more likely than not that tax benefits relating to the utilization of $39.9 million foreign tax credits as credits will not be realized and an additional valuation allowance of $2.3 million was recorded in fiscal 2014 with respect thereto. In addition, a valuation allowance was established in prior years for the substantial portion of our deferred tax assets relating to U.K. taxing jurisdictions. While tax planning may enhance our positions, the realization of current tax benefits is not dependent on any significant tax strategies.

As of March 31, 2014, U.S. state deferred tax assets aggregated $180 million. Due to limitations on the utilization of net operating loss carryforwards and taking into consideration state tax planning strategies, we recognized an additional valuation allowance of $8.6 million during fiscal 2014. Additionally, $34.8 million of fully reserved deferred tax assets relating to U.S. state capital loss carryforwards expired unused during fiscal 2014. Due to the uncertainty of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary.

An increase in the valuation allowance against certain U.K. deferred tax assets of $0.5 million, which resulted in a full valuation allowance, was also recorded in fiscal 2014. To the extent our analysis of the realization of deferred tax assets relies on deferred tax liabilities, we have considered the timing, nature and jurisdiction of reversals, as well as, future increases relating to the tax amortization of goodwill and indefinite-life intangible assets. In the event we determine all or any portion of our deferred tax assets that are not already subject to a valuation allowance are not realizable, we will be required to establish a valuation allowance by a charge to the income tax provision in the period in which that determination is made. Depending on the facts and circumstances, the charge could be material to our earnings.

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

RECENT ACCOUNTING DEVELOPMENTS

See discussion of Recent Accounting Developments in Note 1 of Notes to Consolidated Financial Statements.

EFFECTS OF INFLATION

The rate of inflation can directly affect various expenses, including employee compensation, communications and technology and occupancy, which may not be readily recoverable in charges for services provided by us. Further, to the extent inflation adversely affects the securities markets, it may impact revenues and recorded intangible asset and goodwill values. See discussion of "Market Risk — Revenues and Net Income (Loss)" and "Critical Accounting Policies — Intangible Assets and Goodwill" previously discussed.

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

Management assessed the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (1992). Based on that assessment, management concluded that, as of March 31, 2014, Legg Mason's internal control over financial reporting is effective based on the criteria established in the COSO framework.

The effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2014.

Joseph A. Sullivan
President, Chief Executive Officer and Director

Peter H. Nachtwey
Senior Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Legg Mason, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Legg Mason, Inc. and its subsidiaries (“the Company”) at March 31, 2014 and March 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Baltimore, Maryland
May 23, 2014

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$858,022	$933,036
Cash and cash equivalents of consolidated investment vehicles	56,372	46,541
Restricted cash	13,455	8,812
Receivables:
Investment advisory and related fees	348,633	350,726
Other	68,186	72,392
Investment securities	467,726	371,080
Investment securities of consolidated investment vehicles	50,463	24,792
Deferred income taxes	186,147	85,257
Other	47,677	48,239
Other assets of consolidated investment vehicles	31,702	1,987
Total Current Assets	2,128,383	1,942,862
Fixed assets, net	189,241	201,819
Intangible assets, net	3,171,773	3,177,562
Goodwill	1,240,523	1,269,165
Investments of consolidated investment vehicles	31,810	210,553
Deferred income taxes	165,705	279,361
Other	183,706	187,274
Other assets of consolidated investment vehicles	208	1,064
Total Assets	$7,111,349	$7,269,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$425,466	$351,965
Accounts payable and accrued expenses	214,819	214,803
Current portion of long-term debt	438	50,438
Other	91,586	74,940
Debt and other current liabilities of consolidated investment vehicles	88,936	10,320
Total Current Liabilities	821,245	702,466
Deferred compensation	49,618	56,809
Deferred income taxes	265,583	161,298
Other	166,209	204,446
Other liabilities of consolidated investment vehicles	—	2,930
Long-term debt	1,038,826	1,094,516
Long-term debt of consolidated investment vehicles	—	207,835
Total Liabilities	2,341,481	2,430,300

Commitments and Contingencies (Note 8)

Redeemable Noncontrolling Interests	45,144	21,009

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 117,173,639 shares in 2014 and 125,341,361 shares in 2013	11,717	12,534
Additional paid-in capital	3,148,396	3,449,190
Employee stock trust	(29,922)	(32,623)
Deferred compensation employee stock trust	29,922	32,623
Retained earnings	1,526,662	1,304,259
Appropriated retained earnings for consolidated investment vehicle	—	4,829
Accumulated other comprehensive income, net	37,949	47,539
Total Stockholders’ Equity	4,724,724	4,818,351
Total Liabilities and Stockholders’ Equity	$7,111,349	$7,269,660
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2014	2013	2012
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$777,420	$730,326	$775,534
Funds	1,501,278	1,446,066	1,491,325
Performance fees	107,087	98,568	49,499
Distribution and service fees	347,598	330,480	340,966
Other	8,374	7,210	5,250
Total Operating Revenues	2,741,757	2,612,650	2,662,574
OPERATING EXPENSES
Compensation and benefits	1,210,387	1,188,470	1,109,671
Transition-related compensation	—	—	34,638
Total Compensation and Benefits	1,210,387	1,188,470	1,144,309
Distribution and servicing	619,070	600,644	649,739
Communications and technology	157,872	149,645	164,712
Occupancy	115,234	171,941	154,816
Amortization of intangible assets	12,314	14,019	19,574
Impairment of intangible assets	—	734,000	—
Other	195,987	188,430	190,671
Total Operating Expenses	2,310,864	3,047,149	2,323,821
OPERATING INCOME (LOSS)	430,893	(434,499)	338,753
OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	6,367	7,590	11,481
Interest expense	(52,911)	(62,919)	(87,584)
Other income (expense), net, including $68,975 debt extinguishment loss in 2013	32,818	(17,958)	22,097
Other non-operating income (loss) of consolidated investment vehicles, net	2,474	(2,821)	18,336
Total Other Non-Operating Income (Expense)	(11,252)	(76,108)	(35,670)
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	419,641	(510,607)	303,083
Income tax provision (benefit)	137,805	(150,859)	72,052
NET INCOME (LOSS)	281,836	(359,748)	231,031
Less: Net income (loss) attributable to noncontrolling interests	(2,948)	(6,421)	10,214
NET INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$284,784	$(353,327)	$220,817

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. COMMON SHAREHOLDERS
Basic	$2.34	$(2.65)	$1.54
Diluted	$2.33	$(2.65)	$1.54
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended March 31,
	2014	2013	2012
NET INCOME (LOSS)	$281,836	$(359,748)	$231,031
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,424)	(23,945)	(22,098)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax provision (benefit) of $(123), $(1) and $132, respectively	(184)	(1)	198
Reclassification adjustment for losses included in net income (loss)	18	13	11
Net unrealized gains (losses) on investment securities	(166)	12	209
Total other comprehensive income (loss)	(9,590)	(23,933)	(21,889)
COMPREHENSIVE INCOME (LOSS)	272,246	(383,681)	209,142
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2,948)	(6,421)	10,214
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$275,194	$(377,260)	$198,928
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Years Ended March 31,
	2014	2013	2012
COMMON STOCK
Beginning balance	$12,534	$13,987	$15,022
Stock options and other stock-based compensation	83	8	17
Deferred compensation employee stock trust	5	8	7
Deferred compensation, net	118	192	124
Equity Units exchanged	—	—	183
Employee tax withholdings by settlement of net share transactions	(55)	(41)	(6)
Shares repurchased and retired	(968)	(1,620)	(1,360)
Ending balance	11,717	12,534	13,987
ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,449,190	3,864,216	4,111,095
Stock options and other stock-based compensation	29,537	5,198	16,508
Deferred compensation employee stock trust	1,779	1,803	2,020
Deferred compensation, net	48,143	44,246	32,193
Equity Units exchanged	—	—	102,831
Employee tax withholdings by settlement of net share transactions	(19,409)	(11,303)	(1,525)
Shares repurchased and retired	(359,028)	(423,855)	(398,906)
Redeemable noncontrolling interest for management equity plan	(1,816)	—	—
Allocation from 2.5% Convertible Senior Notes repurchase, net of tax	—	(31,115)	—
Ending balance	3,148,396	3,449,190	3,864,216
EMPLOYEE STOCK TRUST
Beginning balance	(32,623)	(32,419)	(34,466)
Shares issued to plans	(1,784)	(1,811)	(2,027)
Distributions and forfeitures	4,485	1,607	4,074
Ending balance	(29,922)	(32,623)	(32,419)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	32,623	32,419	34,466
Shares issued to plans	1,784	1,811	2,027
Distributions and forfeitures	(4,485)	(1,607)	(4,074)
Ending balance	29,922	32,623	32,419
RETAINED EARNINGS
Beginning balance	1,304,259	1,715,395	1,539,984
Net income (loss) attributable to Legg Mason, Inc.	284,784	(353,327)	220,817
Dividends declared	(62,381)	(57,809)	(45,406)
Ending balance	1,526,662	1,304,259	1,715,395
APPROPRIATED RETAINED EARNINGS FOR CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	4,829	12,221	10,922
Net income (loss) reclassified to appropriated retained earnings	(4,829)	(7,392)	1,299
Ending balance	—	4,829	12,221
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Beginning balance	47,539	71,472	93,361
Net unrealized holding gains (losses) on investment securities	(166)	12	209
Foreign currency translation adjustment	(9,424)	(23,945)	(22,098)
Ending balance	37,949	47,539	71,472
TOTAL STOCKHOLDERS’ EQUITY	$4,724,724	$4,818,351	$5,677,291

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended March 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$281,836	$(359,748)	$231,031
2.5% Convertible Senior Notes:
Allocation of repurchase payment	—	(216,038)	—
Loss on extinguishment	—	68,975	—
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Impairment of intangible assets	—	734,000	—
Depreciation and amortization	62,845	87,848	93,795
Imputed interest for 2.5% Convertible Senior Notes	—	5,839	39,077
Accretion and amortization of securities discounts and premiums, net	3,037	3,295	4,552
Stock-based compensation	66,488	58,983	48,735
Net gains on investments	(26,805)	(43,684)	(1,714)
Net losses (gains) of consolidated investment vehicles	(643)	5,358	(6,711)
Deferred income taxes	118,430	(157,355)	49,192
Other	3,276	1,725	(12,191)
Decrease (increase) in assets:
Investment advisory and related fees receivable	(2,061)	(11,045)	31,790
Net sales (purchases) of trading and other current investments	(44,293)	189,347	(40,020)
Other receivables	14,105	(9,712)	1,432
Other assets	(24,042)	(1,605)	1,810
Other assets of consolidated investment vehicles	(62,916)	(14,378)	53,720
Increase (decrease) in liabilities:
Accrued compensation	76,968	(54,964)	42,763
Deferred compensation	(7,191)	(530)	(35,148)
Accounts payable and accrued expenses	319	8,690	(11,147)
Other liabilities	(18,310)	3,112	28,135
Other liabilities of consolidated investment vehicles	(3,719)	5,219	(22,332)
CASH PROVIDED BY OPERATING ACTIVITIES	437,324	303,332	496,769
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	(40,452)	(38,351)	(31,822)
Acquisitions/dispositions	1,351	(55,277)	3,060
Change in restricted cash	(5,801)	(7,245)	11,221
Purchases of investment securities	(4,335)	(5,787)	(6,493)
Proceeds from sales and maturities of investment securities	4,306	5,272	6,197
Purchases of investments by consolidated investment vehicles	(17,328)	(98,374)	(141,727)
Proceeds from sales and maturities of investments by consolidated investment vehicles	199,886	188,739	161,894
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$137,627	$(11,023)	$2,330

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Years Ended March 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term borrowings	$—	$(250,000)	$—
Repayment of 2.5% Convertible Senior Notes, net of operating allocation	—	(1,040,212)	(1,014)
Repayment of long-term debt	(500,439)	(9,006)	—
Repayment of long-term debt of consolidated investment vehicles	(133,047)	(75,561)	—
Proceeds from issuance of long-term debt	393,740	1,143,246	—
Debt issuance costs	(3,940)	(10,289)	—
Issuance of common stock for stock-based compensation	25,603	1,986	4,538
Employee tax withholdings by settlement of net share transactions	(19,464)	(11,302)	—
Repurchase of common stock	(359,996)	(425,516)	(401,797)
Dividends paid	(61,966)	(55,250)	(43,602)
Net repayments of consolidated investment vehicles	—	—	(18,309)
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	20,438	(3,993)	(21,596)
CASH USED IN FINANCING ACTIVITIES	(639,071)	(735,897)	(481,780)
EFFECT OF EXCHANGE RATES ON CASH	(10,894)	(5,639)	(10,974)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,014)	(449,227)	6,345
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	933,036	1,382,263	1,375,918
CASH AND CASH EQUIVALENTS AT END OF YEAR	$858,022	$933,036	$1,382,263
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Income taxes, net of refunds of $(13,835), $(2,313), and $(12,034), respectively	$10,140	$32,318	$24,552
Interest	44,295	40,262	41,039

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Legg Mason, Inc. ("Parent") and its subsidiaries (collectively, "Legg Mason") are principally engaged in providing asset management and related financial services to individuals, institutions, corporations and municipalities.

The consolidated financial statements include the accounts of the Parent and its subsidiaries in which it has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Legg Mason is also required to consolidate any variable interest entity ("VIE") in which it is considered to be the primary beneficiary. See "Consolidation" below and Note 17 for a further discussion of VIEs. All material intercompany balances and transactions have been eliminated.

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

All references to fiscal 2014, 2013 or 2012, refer to Legg Mason's fiscal year ended March 31 of that year.

Use of Estimates
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and the applicable rules and regulations of the Securities and Exchange Commission (the "SEC"), which require management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes, including revenue recognition, valuation of financial instruments, intangible assets and goodwill, stock-based compensation, income taxes, and consolidation. Management believes that the estimates used are reasonable, although actual amounts could differ from the estimates and the differences could have a material impact on the consolidated financial statements.

Consolidation
In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Legg Mason did not sell or transfer assets to any of these investment vehicles. In accordance with financial accounting standards on consolidation, Legg Mason consolidates and separately identifies certain sponsored investment vehicles as consolidated investment vehicles (“CIVs”), the most significant of which is a collateralized loan obligation entity (“CLO”). The consolidation of these investment vehicles has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results. The change in the value of these consolidated investment vehicles, which is recorded in Other Non-Operating Income (Expense), is reflected in Net Income (Loss), net of amounts allocated to noncontrolling interests.

Certain investment vehicles Legg Mason sponsors and is the manager of are considered to be VIEs (further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). Legg Mason may also fund the initial cash investment in certain VRE investment vehicles to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not included as CIVs unless Legg Mason's investment is longer term. Legg Mason held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV as of March 31, 2014, 2013 and 2012.

A VIE is an entity which does not have adequate equity to finance its activities without additional subordinated financial support; or the equity investors, as a group, do not have the normal characteristics of equity for a potential controlling financial interest.

Investment Company VIEs
For most sponsored investment funds deemed to be investment companies, including money market funds, Legg Mason determines it is the primary beneficiary of a VIE if it absorbs a majority of the VIE's expected losses, or receives a majority of the VIE's expected residual returns, if any. Legg Mason's determination of expected residual returns excludes gross fees paid to a decision maker if certain criteria are met. In determining whether it is the primary beneficiary of an investment company VIE, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders; economic participation of all parties, including how fees are earned and paid to Legg Mason; related party (including employees’) ownership; guarantees and implied relationships.

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of March 31, 2014, 2013 and 2012, despite significant third party investments in this product. As of March 31, 2014, Legg Mason also concluded it was the primary beneficiary of 16 employee-owned funds it sponsors, which were consolidated and reported as CIVs.

Other VIEs
For other sponsored investment funds that do not meet the investment company criteria, Legg Mason determines it is the primary beneficiary of the VIE if it has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE.

Legg Mason concluded that it was the primary beneficiary of one of three CLOs in which it has a variable interest. Although it holds no equity interest in these investment vehicles, it had both the power to control and had a significant variable interest in one CLO because of the level of its expected subordinated fees. As of March 31, 2014, 2013 and 2012, the balances related to this CLO were consolidated and reported as a CIV in the Company's consolidated financial statements. The other CLOs were not consolidated, as their level of expected fees is insignificant.

In determining the primary beneficiary of investment company VIEs and other VIEs, Legg Mason must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows, and credit and interest rate risks.

Legg Mason's investment in CIVs as of March 31, 2014 and 2013 was $39,434 and $39,056, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees, which were not material. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

See Note 17 for additional information about VIEs and VREs.

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

As discussed above in "Consolidation", seed capital investments in proprietary fund products are initially consolidated and the individual securities within the portfolio are accounted for as trading investments. Legg Mason consolidates these products as long as it holds a controlling financial interest in the product. Upon deconsolidation, which typically occurs after several years, Legg Mason accounts for its investments in proprietary fund products as equity method investments (further described below) if its ownership is between 20% and 50%, or it otherwise has the ability to significantly influence the financial and operating policies of the investee. For partnerships and LLCs, where third-party investors may have less ability to influence operations, the equity method of accounting is considered if Legg Mason's ownership is greater than

3%. Changes in the fair value of proprietary fund products classified as trading or equity method investments are recognized in Other Non-Operating Income (Expense) on the Consolidated Statements of Income (Loss).
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
See Notes 3 and 17 for additional information regarding Legg Mason's seed capital investments and the determination of whether investments in proprietary fund products represent VIEs, respectively.
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

Legg Mason evaluates its non-trading investment securities for "other-than-temporary" impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an "other-than-temporary" impairment is determined to exist, the amount of impairment that relates to credit losses is recognized as a charge to income. As of March 31, 2014, 2013 and 2012, the amount of temporary unrealized losses for investment securities not recognized in income was not material.

For investments in illiquid or privately-held securities for which market prices or quotations may not be readily available, including certain investments held by CIVs, management estimates the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry.

In addition to the financial instruments described above and the derivative instruments and CLO loans, bonds and debt, described below, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents and Short-term borrowings. The fair values of Long-term debt at March 31, 2014 and 2013, aggregated $1,135,103 and $1,206,166, respectively. These fair values were estimated using publicly quoted market prices or discounted cash flow analyses, as appropriate, and were classified as Level 2 in the fair value hierarchy, as described below.

Derivative Instruments
The fair values of derivative instruments are recorded as assets or liabilities on the Consolidated Balance Sheets. Legg Mason has used foreign exchange forwards and interest rate swaps to hedge the risk of movement in exchange rates or interest rates on financial assets and liabilities on a limited basis. Also, Legg Mason has used futures contracts on index funds to hedge the market risk of certain seed capital investments. In addition, certain CIVs use derivative instruments. However, there is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

Legg Mason has not designated any financial instruments for hedge accounting, as defined in the accounting literature, during the periods presented. The gains or losses on derivative instruments not designated for hedge accounting are included as Other income (expense) or Other Non-Operating Income (Expense) in the Consolidated Statements of Income (Loss), with the exception of gains and losses on derivative instruments of CIVs, which are recorded as Other non-operating income (loss) of consolidated investment vehicles, net, in the Consolidated Statements of Income (Loss).

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

Level 2 — Financial instruments for which: prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For Legg Mason, this category may include fixed income securities and certain proprietary fund products. This category also includes CLO loans and derivative liabilities of a CIV.

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

Certain proprietary fund products and investments held by CIVs are valued at net asset value ("NAV") determined by the applicable fund administrator. These funds are typically invested in exchange traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2 or Level 3 based on whether the fund is exchange traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity and investment partnerships) for which market prices or quotations may not be readily available, including certain investments held by CIVs, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified in Level 3.

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

As a practical expedient, Legg Mason relies on the NAV of certain investments, classified as Level 2 or Level 3, as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

Any transfers between categories are measured at the beginning of the period.

See Note 3 for additional information regarding fair value measurements.

Fair Value Option
Legg Mason has elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of a CLO it is consolidating (see Note 17). Management believes that the use of the fair value option mitigates the impact of certain timing differences and better matches the changes in fair value of assets and liabilities related to the CLO. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument, and is irrevocable once elected. Assets and liabilities which are measured at fair value pursuant to the fair value option are included in the assets and liabilities of consolidated investment vehicles in the Consolidated Balance Sheets. At this time, the Company has not elected to apply the fair value option to any of its other financial instruments.

Appropriated Retained Earnings
Upon the election of the fair value option for eligible assets and liabilities of the CLO described above, Legg Mason recorded a cumulative effect adjustment to Appropriated retained earnings for consolidated investment vehicle on the Consolidated Balance Sheets equal to the difference between the fair values of the CLO's assets and liabilities. This difference is recorded as "Appropriated retained earnings for consolidated investment vehicle" because the investors in the CLO, not Legg Mason shareholders, will ultimately realize any benefits or losses associated with the CLO. Changes in the fair values of the CLO assets and liabilities are recorded as Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income (Loss) and Appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheets. At March 31, 2014, the CLO is in the final stage of liquidation, and the fair value of its assets and liabilities are substantially equal, and there is no Appropriated retained earnings.

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

Intangible Assets and Goodwill
Legg Mason's identifiable intangible assets consist principally of asset management contracts, contracts to manage proprietary mutual funds or funds-of-hedge funds, and trade names resulting from acquisitions. Intangible assets are amortized over their estimated useful lives, using the straight-line method, unless the asset is determined to have an indefinite useful life. Asset management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. The value of contracts to manage assets in proprietary mutual funds or funds-of-hedge funds and the value of trade names are classified as indefinite-life intangible assets. The assignment of indefinite lives to proprietary fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage proprietary funds due to the likelihood of continued renewal at little or no cost. The assignment of indefinite lives to trade names is based on the assumption that they are expected to generate cash flows indefinitely.

Goodwill represents the residual amount of acquisition cost in excess of identified tangible and intangible assets and assumed liabilities. Indefinite-life intangible assets and goodwill are not amortized for financial statement purposes. Given the relative significance of intangible assets and goodwill to the Company's consolidated financial statements, on a quarterly basis Legg Mason considers if triggering events have occurred that may indicate that the fair values have declined below their respective carrying amounts. Triggering events may include significant adverse changes in the Company's business, legal or regulatory environment, loss of key personnel, significant business dispositions, or other events, including changes in economic arrangements with our affiliates that will impact future operating results. If a triggering event has occurred, the Company will perform quantitative tests, which include critical reviews of all significant factors and assumptions, to determine if any intangible assets or goodwill are impaired. Legg Mason considers factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the indefinite-life assumptions are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the consolidated financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. If a triggering event has not occurred, the Company performs quantitative tests annually at December 31, for indefinite-life intangible assets and goodwill, unless the Company can qualitatively conclude that it is more likely than not that the respective fair values exceed the related carrying values. The fair values of intangible assets subject to amortization are considered for impairment at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined from a market participant's perspective based on projected discounted cash flows, which take into consideration estimates of future fees, profit margins, growth rates, taxes, and discount rates. Proprietary fund contracts that are managed and operated as a single unit and meet other criteria may be aggregated for impairment testing. Goodwill is evaluated at the reporting unit level, and is considered for impairment when the carrying value of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, Legg Mason uses valuation techniques principally based on discounted projected cash flows and EBITDA multiples, similar to techniques employed in analyzing the purchase price of an acquisition. Goodwill is deemed to be recoverable at the reporting unit level, which is also the operating segment level that Legg Mason defines as the Global Asset Management segment. This results from the fact that the chief operating decision maker, Legg Mason's Chief Executive Officer, regularly receives discrete financial information at the consolidated Global Asset Management business level and does not regularly receive discrete financial information, such as operating results, at any lower level, such as the asset management affiliate level. Allocations of goodwill for management restructures, acquisitions and dispositions are based on relative fair values of the respective businesses restructured, added to or sold from the divisions.

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

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the years ended March 31, 2014, 2013 and 2012, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $8,031 and $8,259 at March 31, 2014 and 2013, respectively.

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

Loss Contingencies
Legg Mason accrues estimates for loss contingencies related to legal actions, investigations, and proceedings, exclusive of legal fees, when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Related insurance recoveries are recorded separately when the underwriter has confirmed coverage of a specific claim amount. See Note 8 for additional information.

Stock-Based Compensation
Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, management equity plans for certain affiliates and deferred compensation payable in stock. Under its stock compensation plans, Legg Mason issues equity awards to directors, officers, and other key employees.

In accordance with the applicable accounting guidance, compensation expense includes costs for all non-vested share-based awards classified as equity at their grant date fair value amortized over the respective vesting periods on the straight-line method. Legg Mason determines the fair value of stock options and affiliate management equity plan grants using the Black-Scholes option-pricing model, with the exception of market-based performance grants, which are valued with a Monte Carlo option-pricing model. See "Other Developments" below and Note 11 for additional information regarding stock-based compensation.

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

As further discussed in Note 2, in March 2014, Legg Mason entered into a definitive agreement to acquire QS Investors Holdings, LLC ("QS Investors"). Legg Mason plans to integrate its two existing affiliates, Batterymarch Financial Management, Inc. ("Batterymarch") and Legg Mason Global Asset Allocation, LLC ("LMGAA") into QS Investors over time to leverage the best aspects of each subsidiary. The costs anticipated with this integration primarily relate to employee termination benefits, including severance and retention incentives, which are recorded as Compensation and benefits in the Consolidated Statements of Income (Loss). See Note 2 for additional information.

Other Developments
In conjunction with the December 2012 modification of employment and other arrangements with certain employees of its subsidiary, The Permal Group, Ltd ("Permal"), Legg Mason completed implementation of a management equity plan during the quarter ended June 30, 2013. On March 31, 2014, a similar management equity plan was implemented by Legg Mason for certain employees of ClearBridge Investments, LLC ("ClearBridge"). The plans better align the interests of each affiliate's management with those of Legg Mason and its shareholders, and provide for, among other things, higher margins at specified higher revenue levels. The management equity plans entitle certain key employees of each affiliate to participate in 15% of the future growth, if any, of the respective affiliates' enterprise value (subject to appropriate discounts) subsequent to the date of grant. Current and future grants under the plans vest 20% annually for five years, over which the related grant-date fair values will be recognized as Compensation expense in the Consolidated Statements of Income. Once vested, plan units can be put to Legg Mason for settlement at fair value, beginning one year after the holder terminates their employment. Legg Mason can also call plan units, generally post employment, for settlement at fair value. Changes in control of Legg Mason or either affiliate do not impact vesting, settlement or other provisions of the units. However, upon sale of substantially all of the affiliate's assets, the vesting of the respective units would accelerate and participants would receive a fair value payment in respect of their interests under the plan. Future grants of additional plan units will dilute the participation of existing outstanding units in 15% of the future growth of the respective affiliates' enterprise value, if any, subsequent to the related future grant date, for which additional compensation expense would be incurred. Further, future grants under either plan will not entitle the plan participants, collectively, to more than an aggregate 15% of the future growth of the respective affiliate's enterprise value. Upon vesting, the grant-date fair value of vested plan units will be reflected in the Consolidated Balance Sheets as redeemable noncontrolling interests through an adjustment to additional paid-in capital. Thereafter, redeemable noncontrolling interests will continue to be adjusted to the ultimate maximum estimated redemption value over the expected term, through retained earnings adjustments. See Note 11 for additional information.

Noncontrolling Interests
For CIVs with third-party investors, the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. Also included in redeemable noncontrolling interests are vested affiliate management equity plan units. There are no nonredeemable noncontrolling interests as of March 31, 2014 or 2013. As noted above, Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income (Loss) also includes Net income (loss) reclassified to Appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheets.

Net income (loss) attributable to noncontrolling interests for the years ended March 31, 2014, 2013 and 2012, included the following amounts:

	2014	2013	2012
Net income attributable to redeemable noncontrolling interests	$1,881	$971	$8,915
Net Income (loss) reclassified to Appropriated retained earnings for consolidated investment vehicle	(4,829)	(7,392)	1,299
Total	$(2,948)	$(6,421)	$10,214

Redeemable noncontrolling interests as of and for the years ended March 31, 2014, 2013 and 2012, included the following amounts:

	2014	2013	2012
Balance, beginning of period	$21,009	$24,031	$36,712
Net income attributable to redeemable noncontrolling interests	1,881	971	8,915
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	20,438	(3,993)	(21,596)
Management equity plan interests	1,816	—	—
Balance, end of period	$45,144	$21,009	$24,031

Recent Accounting Developments
In June 2013, the Financial Accounting Standards Board ("FASB") updated the guidance for investment company entities. The update clarifies the characteristics of an investment company, provides comprehensive guidance for assessing whether an entity is an investment company, requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method, and requires additional disclosures. This update will be effective for Legg Mason in fiscal 2015. Legg Mason is currently evaluating its adoption and it is not expected to have a material impact on Legg Mason's consolidated financial statements.

In December 2013, the FASB ratified an Emerging Issues Task Force ("EITF") consensus that will update the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities. The update will require that an entity electing to apply the guidance should measure both the financial assets and financial liabilities using the fair value of the consolidated collateralized financing entity’s financial assets or financial liabilities, whichever is more observable. Subject to formal issuance by the FASB, this update will also require certain disclosures by entities that apply its provisions and will be effective for Legg Mason in fiscal 2016, unless adopted earlier. Legg Mason is evaluating its adoption.

2. ACQUISITIONS
Fauchier Partners Management, Limited
On March 13, 2013, Permal, a wholly-owned subsidiary of Legg Mason, completed the acquisition of all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a European based manager of funds-of-hedge funds, from BNP Paribas Investment Partners, S.A. in accordance with a Sale and Purchase Agreement ("SPA") entered into in December 2012. This transaction significantly expands Permal's institutional business, creating a global institutional capability across geographies and client profiles. At the time of acquisition, Fauchier managed assets of approximately $5,400,000.

The initial purchase price was a cash payment of $63,433, using the exchange rate between the British pound and U.S. dollar at the acquisition date, and was funded from existing cash resources. In addition, contingent consideration of up to approximately $25,000 and approximately $33,000 (using the exchange rate between the British pound and the U.S. dollar as of March 31, 2014) may be due on or about the second and fourth anniversaries of closing, respectively, dependent on achieving certain levels of revenue, net of distribution costs, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The contingent consideration liability established at closing had an acquisition date fair value of $21,566, which represented the present value of the contingent consideration expected to be paid. As of March 31, 2014, the fair value of the contingent consideration liability was $29,553, an increase of $7,653 from March 31, 2013, with $5,000 attributable to revised estimates of amounts that will be payable and $2,653 attributable to changes in the exchange rate and interest amortization. The contingent consideration liability is included in Other liabilities in the Consolidated Balance Sheet. The increase in the contingent consideration liability due to revised estimates of amounts that will be payable was recorded in Other expenses in the Consolidated Statements of Income (Loss) for the year ended March 31, 2014. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 14 for additional information regarding derivatives and hedging.

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

	Projected Cash Flow Growth Rates	Discount Rate
Indefinite-life fund management contracts	(35)% to 11% (weighted-average - 6% )	16.0%

	Projected Revenue Growth Rates
Contingent consideration	(16)% to 3% (weighted-average - (5)%)	2.0%

The revised contingent consideration estimate at March 31, 2014, considers the higher level of Fauchier performance fees to date and includes various scenarios with net revenue growth rates ranging from 0% to 8% (weighted-average 2%) and a discount rate of 2.7%.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income (Loss) for the years ended March 31, 2013 or 2012, would not have been materially different. The financial results of Fauchier included in Legg Mason's consolidated financial results for the year ended March 31, 2014, include revenues of $72,088. Fauchier operations have been integrated such that the related expenses are not readily identifiable.

QS Investors, LLC
In March 2014, Legg Mason entered into a definitive agreement to acquire QS Investors, a customized solutions and global quantitative equities provider with approximately $5,000,000 in AUM and nearly $100,000,000 in assets under advisement as of March 31, 2014.

Legg Mason plans to integrate over time two existing affiliates, Batterymarch and LMGAA, into QS Investors to leverage the best capabilities of each entity. Legg Mason will pay an initial purchase price of $11,000. In addition, contingent consideration of up to $10,000 and $20,000 may be due on or about the second and fourth anniversaries of closing, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The acquisition is expected to close in the first quarter of fiscal 2015.

In connection with the integration, Legg Mason expects to incur restructuring and transition costs of approximately $35,000, primarily comprised of charges for employee related costs. Charges for restructuring and transition costs for the year ended March 31, 2014, were approximately $2,500, which primarily represent costs for severance and retention incentives, recorded in Compensation and benefits in the Consolidated Statements of Income (Loss). Legg Mason expects that approximately $30,000 of the remaining anticipated costs associated with the integration will be incurred in the year ending March 31, 2015.

3. INVESTMENTS AND FAIR VALUES OF ASSETS AND LIABILITIES
The disclosures below include details of Legg Mason's assets and liabilities that are measured at fair value, excluding the assets and liabilities of CIVs. See Note 17, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

Legg Mason has investments in debt and equity securities that are generally classified as trading as described in Note 1. Investments as of March 31, 2014 and 2013, are as follows:

	2014	2013
Investment securities:
Current investments	$467,726	$371,080
Available-for-sale	12,072	12,400
Other(1)	90	99
Total	$479,888	$383,579

(1)	Includes investments in private equity securities that do not have readily determinable fair values.

The net unrealized and realized gain (loss) for investment securities classified as trading was $22,963, $18,260 and $(6,063) for fiscal 2014, 2013 and 2012, respectively.

Legg Mason's available-for-sale investments consist of mortgage backed securities, U.S. government and agency securities and equity securities. Gross unrealized gains and (losses) for investments classified as available-for-sale were $203 and $(451), respectively, as of March 31, 2014, and $230 and $(188), respectively, as of March 31, 2013.

Legg Mason uses the specific identification method to determine the cost of a security sold and the amount reclassified from accumulated other comprehensive income into earnings. The proceeds and gross realized gains and losses from sales and maturities of available-for-sale investments are as follows:

	Years Ended March 31,
	2014	2013	2012
Available-for-sale:
Proceeds	$4,306	$5,272	$6,197
Gross realized gains	—	22	6
Gross realized losses	(29)	(43)	(25)

Legg Mason had no investments classified as held-to-maturity as of March 31, 2014 and 2013.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of March 31, 2014
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$456,631	$—	$—	$456,631
Time deposits and other	—	106,226	—	106,226
Total cash equivalents	456,631	106,226	—	562,857
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	109,648	—	—	109,648
Trading investments of proprietary fund products and other trading investments(3)	260,251	75,015	190	335,456
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	8,497	14,125	—	22,622
Total current investments	378,396	89,140	190	467,726
Available-for-sale investment securities(6)	2,048	10,024	—	12,072
Investments in partnerships, LLCs and other(6)	—	2,878	21,586	24,464
Equity method investments in partnerships and LLCs(4)(6)	—	—	62,973	62,973
Derivative assets:
Currency and market hedges	3,584	—	—	3,584
Other investments(6)	—	—	90	90
Total	$840,659	$208,268	$84,839	$1,133,766
Liabilities:
Contingent consideration liability(7)	$—	$—	$(29,553)	$(29,553)
Derivative liabilities:
Currency and market hedges	(2,335)	—	—	(2,335)
Total	$(2,335)	$—	$(29,553)	$(31,888)

	As of March 31, 2013
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$485,776	$—	$—	$485,776
Time deposits and other	—	177,471	—	177,471
Total cash equivalents	485,776	177,471	—	663,247
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	86,583	—	—	86,583
Trading investments of proprietary fund products and other trading investments(3)	158,846	69,064	246	228,156
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	12,600	43,741	—	56,341
Total current investments	258,029	112,805	246	371,080
Available-for-sale investment securities(6)	2,034	10,354	12	12,400
Investments in partnerships, LLCs and other(6)	761	2,620	27,762	31,143
Equity method investments in partnerships and LLCs(4)(6)	1,518	924	66,338	68,780
Derivative assets:
Currency and market hedges	1,939	—	—	1,939
Other investments(6)	—	—	99	99
Total	$750,057	$304,174	$94,457	$1,148,688
Liabilities:
Contingent consideration liability(7)	$—	$—	$(21,900)	$(21,900)
Derivative liabilities:
Currency and market hedges	(781)	—	—	(781)
Total	$(781)	$—	$(21,900)	$(22,681)

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

(3)
Trading investments of proprietary fund products and other trading investments consist of approximately 53% and 47% in equity and debt securities, respectively, as of March 31, 2014, and approximately 49% and 51% in equity and debt securities, respectively, as of March 31, 2013.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximate fair value) relating to long-term incentive compensation plans of $14,125 and $43,741 as of March 31, 2014 and 2013, respectively, and proprietary fund products and other investments of $8,497 and $12,600 as of March 31, 2014 and 2013, respectively, which are classified as Investment securities on the Consolidated Balance Sheets.

(6)	Amounts are included in Other non-current assets on the Consolidated Balance Sheets for each of the periods presented.

(7)	See Note 2.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had investments in proprietary fund products which totaled $405,918 and $304,713, as of March 31, 2014 and 2013, respectively, which are substantially comprised of investments in 46 funds and 39 funds as of March 31, 2014 and 2013, respectively, that are individually greater than $1,000 and together comprise over 90% of the seed capital investment total in each period. See Note 1 for additional information regarding seed capital investments.
Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the equity method, the cost method, or NAV practical expedient discussed below, such that measurement uncertainty has little relevance.
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the years ended March 31, 2014 and 2013, are presented in the tables below:

	Value as of March 31, 2013	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2014
Assets:
Trading investments of proprietary fund products and other trading investments	$246	$1	$—	$(77)	$—	$20	$190
Investments in partnerships, LLCs and other	27,762	—	(731)	(4,869)	—	(576)	21,586
Equity method investments in partnerships and LLCs	66,338	5,154	(750)	(9,258)	—	1,489	62,973
Other investments	111	—	(12)	—	—	(9)	90
	$94,457	$5,155	$(1,493)	$(14,204)	$—	$924	$84,839
Liabilities:
Contingent consideration liability	$(21,900)	$—	$—	$—	$—	$(7,653)	$(29,553)

	Value as of March 31, 2012	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2013
Assets:
Trading investments of proprietary fund products and other trading investments	$—	$246	$—	$—	$—	$—	$246
Equity method investments in proprietary fund products	11,778	—	—	(11,705)	—	(73)	—
Investments in partnerships, LLCs and other	28,763	—	(970)	(1,014)	—	983	27,762
Equity method investments in partnerships and LLCs	166,438	2,827	(2,268)	(117,411)	—	16,752	66,338
Other investments	124	—	—	—	—	(13)	111
	$207,103	$3,073	$(3,238)	$(130,130)	$—	$17,649	$94,457
Liabilities:
Contingent consideration liability	$—	$(21,566)	$—	$—	$—	$(334)	$(21,900)

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other Non-Operating Income (Expense) on the Consolidated Statements of Income (Loss). The change in unrealized losses for Level 3 investments and liabilities still held at the reporting date was $5,210 and $1,229 for the years ended March 31, 2014 and 2013, respectively. Also, included in realized and unrealized losses, net, for the year ended March 31, 2014, is the change in the fair value of the contingent consideration liability.

There were no significant transfers between Level 1 and Level 2 during the years ended March 31, 2014 and 2013.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of March 31, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of March 31, 2014
Category of Investment	Investment Strategy	March 31, 2014		March 31, 2013		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$34,771	(1)	$38,811	(1)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	19,461		24,716		$20,000	n/a
Private equity funds	Long/short equity	22,759	(2)	23,763	(2)	5,575	Up to 9 years
Other	Various	2,434		2,408		n/a	Various (3)
Total		$79,425	(4)	$89,698	(4)	$25,575
n/a-not applicable

(1)	40% monthly redemption and 60% quarterly redemption as of March 31, 2014. 49% monthly redemption and 51% quarterly redemption as of March 31, 2013. Any remaining lockup expired in June 2013.
(2)    Liquidations are expected over the remaining term.

(3)	Of this balance, 10% has a remaining term of less than one year and 90% has a remaining term of 19 years.

(4)	Comprised of approximately 31% and 69% of Level 2 and Level 3 assets, respectively, as of March 31, 2014 and 32% and 68% of Level 2 and Level 3 assets, respectively, as of March 31, 2013.

There are no current plans to sell any of these investments held as of March 31, 2014.

4. FIXED ASSETS
The following table reflects the components of fixed assets as of March 31:

	2014	2013
Equipment	$147,663	$152,065
Software	249,368	227,739
Leasehold improvements	209,747	222,260
Total cost	606,778	602,064
Less: accumulated depreciation and amortization	(417,537)	(400,245)
Fixed assets, net	$189,241	$201,819

Depreciation and amortization expense related to fixed assets was $50,531, $73,829 and $74,221 for fiscal 2014, 2013 and 2012, respectively, and includes accelerated depreciation and amortization of $2,542 in fiscal 2014, primarily related to various corporate initiatives, $21,020 in fiscal 2013, related to an initiative to reduce space requirements, and $10,256 in fiscal 2012, related to our business streamlining initiative.

5. INTANGIBLE ASSETS AND GOODWILL
Goodwill and indefinite-life intangible assets are not amortized, and the values of other identifiable intangible assets are amortized over their useful lives, unless the assets are determined to have indefinite useful lives. Goodwill and indefinite-life intangible assets are analyzed to determine if the fair value of the assets exceeds the book value. Intangible assets subject to amortization are considered for impairment at each reporting period. If the fair value is less than the book value, Legg Mason will record an impairment charge.

The following table reflects the components of intangible assets as of:

	March 31, 2014	March 31, 2013
Amortizable asset management contracts
Cost	$207,224	$208,651
Accumulated amortization	(197,255)	(186,324)
Net	9,969	22,327
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Permal/Fauchier funds-of-hedge fund management contracts	698,104	692,133
Other fund management contracts	304,549	303,951
Trade names	52,800	52,800
	3,161,804	3,155,235
Intangible assets, net	$3,171,773	$3,177,562

The change in indefinite-life intangible assets is attributable to the impact of foreign currency translation. Legg Mason completed its annual impairment testing process of goodwill and indefinite-life intangible assets and determined that there was no impairment in the value of these assets as of December 31, 2013. As a result of uncertainty regarding future market conditions and economic results, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment. The current assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management ("CAM") acquisition exceeds the carrying value by approximately 21%. The current assessed fair value of the indefinite-life funds-of-hedge funds contracts asset related to the Permal and Fauchier acquisitions exceeds the combined carrying values by approximately 10%. Should market performance, flows, or related assets under management levels decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that the assets could be deemed to be impaired by a material amount. Legg Mason also determined that no triggering events occurred as of March 31, 2014 that would require further impairment testing.

As part of Legg Mason's annual impairment testing process as of December 31, 2012, the Company concluded that the carrying value of two significant indefinite-life fund management contract intangible assets and a trade name asset exceeded their respective fair values, and the assets were impaired by an aggregate amount of $734,000. The impairment charges resulted from a number of then current trends and factors. These factors resulted in a reduction of the projected cash flows and Legg Mason's overall assessment of fair value of the assets, such that the fair value of the domestic mutual fund management contracts asset, Permal funds-of-hedge fund management contracts asset, and Permal trade name declined below their carrying values, and accordingly were impaired by $396,000, $321,000, and $17,000, respectively. Management estimated the fair values of the indefinite-life intangible assets based upon discounted cash flow analyses using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these cash flow analyses as of December 31, 2012, included projected cash flows and discount rates, summarized as follows:

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

As of March 31, 2014, amortizable asset management contracts are being amortized over a weighted-average remaining life of 3.2 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

2015	$3,381
2016	3,145
2017	2,479
2018	482
2019	482
Thereafter	—
Total	$9,969

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2012	$2,436,945	$(1,161,900)	$1,275,045
Impact of excess tax basis amortization	(21,573)	—	(21,573)
Business acquisition (see Note 2)	28,983	—	28,983
Other, including changes in foreign exchange rates	(13,290)	—	(13,290)
Balance as of March 31, 2013	2,431,065	(1,161,900)	1,269,165
Impact of excess tax basis amortization	(21,675)	—	(21,675)
Other, including changes in foreign exchange rates	(6,967)	—	(6,967)
Balance as of March 31, 2014	$2,402,423	$(1,161,900)	$1,240,523

Legg Mason recognizes the tax benefit of the amortization of excess tax basis related to the CAM acquisition. In accordance with accounting guidance for income taxes, the tax benefit is recorded as a reduction of goodwill and deferred tax liabilities as the benefit is realized.

6. SHORT-TERM BORROWINGS AND LONG-TERM DEBT
The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 17, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

As of March 31, 2014 and 2013, Legg Mason had $750,000 and $500,000, respectively, of revolving credit facility capacity. Pursuant to a capital plan, in June 2012, Legg Mason entered into an unsecured credit agreement which provided for a $500,000 revolving credit facility and a $500,000 term loan, which was repaid in fiscal 2014, as further discussed below. The proceeds of the term loan were used to repay the $500,000 of outstanding borrowings under the previous revolving credit facility, which was then terminated. In January 2014, Legg Mason entered into a $250,000 incremental borrowing credit facility, which was contemplated in, and is in addition to the $500,000 revolving credit facility. Both revolving credit facilities expire in June 2017. The revolving credit facilities have interest rates of LIBOR plus 150 basis points and annual commitment fees of 20 basis points. The interest rates may change in the future based on changes in Legg Mason's credit ratings. These revolving credit facilities are available to fund working capital needs and for general corporate purposes. There were no borrowings outstanding under either of these facilities as of March 31, 2014 or 2013.

The revolving credit facilities have standard financial covenants, including a maximum net debt to EBITDA ratio (as defined in the documents) of 2.5 to 1 and minimum EBITDA to interest ratio (as defined in the documents) of 4.0 to 1. As of March 31, 2014, Legg Mason's net debt to EBITDA ratio was 1.2 to 1 and EBITDA to interest expense ratio was 12.5 to 1, and therefore, Legg Mason has maintained compliance with the applicable covenants.

The accreted value of long-term debt consists of the following:

	March 31, 2014			March 31, 2013
	Current Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
5.5% senior notes	$645,042	$4,958	$650,000	$644,077
5.625% senior notes	393,784	6,216	400,000	—
Five-year amortizing term loan	—	—	—	500,000
Other term loans	438	—	438	877
Subtotal	1,039,264	11,174	1,050,438	1,144,954
Less: current portion	438	—	438	50,438
Total	$1,038,826	$11,174	$1,050,000	$1,094,516

In January 2008, Legg Mason sold $1,250,000 of 2.5% convertible senior notes (the "Convertible Notes”) due 2015, which were refinanced in May 2012 pursuant to the aforementioned capital plan. The refinancing was effected through the issuance of $650,000 of 5.5% senior notes (the "5.5% Senior Notes) due May 2019, the net proceeds of which, together with cash on hand and $250,000 of additional borrowing under a then existing revolving credit facility, were used to repurchase the entire $1,250,000 face amount of the Convertible Notes.

5.5% Senior Notes
The $650,000 5.5% Senior Notes due May 2019, were sold at a discount of $6,754, which is being amortized to interest expense over the seven-year term. The 5.5% Senior Notes are subject to certain nonfinancial covenants, including provisions relating to dispositions of certain assets, which could require a percentage of any related proceeds to be applied to accelerated repayments. The 5.5% Senior Notes can be redeemed at any time prior to their scheduled maturity, in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the Treasury rate (as defined) plus 0.50%, together with any related accrued and unpaid interest. In February 2013, the 5.5% Senior Notes were registered to trade publicly, consistent with the terms of a registration rights agreement signed in connection with the issuance. In addition, under the terms of the 5.5% Senior Notes, the interest rate paid on these notes will increase modestly if Legg Mason's credit ratings are reduced below investment grade.
5.625% Senior Notes
In January 2014, Legg Mason issued $400,000 of 5.625% senior notes due 2044 (the "5.625% Senior Notes"), the proceeds of which, plus cash on hand, were used to repay all $450,000 of outstanding borrowings under the five-year term loan entered into in conjunction with the unsecured credit agreement noted above. The 5.625% Senior Notes were sold at a discount of $6,260 which is being amortized to interest expense over the 30-year term. The 5.625% Senior Notes can be redeemed at any time prior to their scheduled maturity in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.30%, together with any related accrued and unpaid interest.

2.5% Convertible Senior Notes and Related Hedge Transactions
Prior to the repurchase of the Convertible Notes in May 2012, as previously discussed, Legg Mason was accreting the carrying value of the Convertible Notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in interest expense of $5,839 and $39,077 for the years ended March 31, 2013 and 2012, respectively. The Convertible Notes were convertible, if certain conditions were met, at an initial conversion rate of 11.3636 shares of Legg Mason common stock per one thousand dollar principal amount of Convertible Notes (equivalent to a conversion price of approximately $88 per share), or a maximum of 14,205 shares, subject to adjustment. Unconverted notes would mature at par in January 2015. Upon conversion of a one thousand dollar principal amount note, the holder would receive cash in an amount equal to one thousand dollars or, if less, the conversion value of the note. If the conversion value exceeded the principal amount of the Note at conversion, Legg Mason would also deliver, at its election, cash or common stock or a combination of cash and common stock for the conversion value in excess of one thousand dollars.

In connection with the sale of the Convertible Notes, in January 2008, Legg Mason entered into convertible note hedge transactions with respect to its common stock (the “Purchased Call Options”) with financial institution counterparties (“Hedge Providers”). The Purchased Call Options were exercisable solely in connection with any conversions of the Convertible

Notes in the event that the market value per share of Legg Mason common stock at the time of exercise was greater than the exercise price of the Purchased Call Options, which was equal to the $88 conversion price of the Convertible Notes, subject to adjustment. Simultaneously, in separate transactions Legg Mason also sold to the Hedge Providers warrants to purchase, in the aggregate and subject to adjustment, 14,205 shares of common stock on a net share-settled basis at an exercise price of $107.46 per share of common stock. The Purchased Call Options and warrants were not part of the terms of the Convertible Notes and did not affect the holders' rights under the Convertible Notes. These hedging transactions had a net cost of approximately $83,000, which was paid from the proceeds of the Convertible Notes and recorded as a reduction of additional paid-in capital.
These transactions effectively increased the conversion price of the Convertible Notes to $107.46 per share of common stock. Legg Mason had contractual rights, and, at execution of the related agreements, had the ability to settle its obligations under the conversion feature of the Convertible Notes, the Purchased Call Options and warrants, with Legg Mason common stock. Accordingly, these transactions were accounted for as equity, with no subsequent adjustment for changes in the value of these obligations.
The terms of the repurchase of the Convertible Notes in May 2012 noted above included their repayment at par plus accrued interest, a prepayment fee of $6,250, and a non-cash exchange of warrants (the “Warrants”) to the holders of the Convertible Notes that replicated and extended the contingent conversion feature of the Convertible Notes. The cash payment of $1,256,250 to repurchase the Convertible Notes was allocated between their liability and equity components based on a liability fair value of $1,193,971, determined using a then current market interest rate of 4.1%, resulting in a loss on debt extinguishment of $68,975, including $7,851 of accelerated deferred issue costs. The remaining balance of the cash payment was allocated to the equity component of the Convertible Notes for a $62,279 reduction of additional paid-in capital, offset by related tax benefits of $31,446. The $1,193,971 amount of cash repurchase payment allocated to the liability component of the Convertible Notes upon their extinguishment exceeds the initial allocated value at issuance of $977,933, requiring the Consolidated Statements of Cash Flows for the year ended March 31, 2013 to include an allocation of the $216,038 excess to operating activities.
The Warrants issued to the holders of the Convertible Notes in connection with the repurchase of the Convertible Notes provide for the purchase, in the aggregate and subject to adjustment, of 14,205 shares of Legg Mason common stock, on a net share settled basis, at an exercise price of $88 per share. Upon exercise of the Warrants, Legg Mason will be required to deliver to the holders of the Warrants, at its election, either shares of its common stock or cash, in an amount based on the excess of the market price per share of its common stock over the exercise price of the Warrants. The Warrants expire in July 2017. Legg Mason has had the option to settle its obligations under the Warrants with Legg Mason common stock. Accordingly, the Warrants are accounted for as equity.
In connection with the extinguishment of the Convertible Notes, the hedge transactions (Purchased Call Options and warrants) executed in connection with the initial issuance of the Convertible Notes were also terminated.
As of March 31, 2014, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

2015	$438
2016	—
2017	—
2018	—
2019	—
Thereafter	1,050,000
Total	$1,050,438

7. INCOME TAXES
The components of income (loss) before income tax provision (benefit) are as follows:

	2014	2013	2012
Domestic	$320,890	$(264,342)	$257,866
Foreign	98,751	(246,265)	45,217
Total	$419,641	$(510,607)	$303,083

The components of income tax expense (benefit) are as follows:

	2014	2013	2012
Federal	$125,494	$(74,185)	$54,179
Foreign	(1,450)	(85,677)	(7,850)
State and local	13,761	9,003	25,723
Total income tax provision (benefit)	$137,805	$(150,859)	$72,052

Current	$19,375	$6,496	$22,860
Deferred	118,430	(157,355)	49,192
Total income tax provision (benefit)	$137,805	$(150,859)	$72,052

A reconciliation of the difference between the effective income tax (benefit) rate and the statutory federal income tax (benefit) rate is as follows:

	2014	2013	2012
Tax provision (benefit) at statutory U.S. federal income tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal income tax benefit(1)	1.8	1.5	5.4
Effect of foreign tax rates(1)	(4.2)	3.8	(1.8)
Effect of loss on Australian restructuring	—	—	(6.0)
Changes in U.K. tax rates on deferred tax assets and liabilities	(4.6)	(3.5)	(6.0)
Net (income) loss attributable to noncontrolling interests	0.3	0.5	(0.8)
Other, net(1)	4.5	3.2	(2.0)
Effective income tax (benefit) rate	32.8%	(29.5)%	23.8%

(1)
State income taxes include changes in related valuation allowances, net of the impact on deferred tax assets of changes in state apportionment factors and planning strategies. The effect of foreign tax rates also includes changes in related valuation allowances. Other includes changes in federal valuation allowances and permanent tax adjustments. See schedule below for the change in valuation allowances by jurisdiction.

In July 2011, The U.K. Finance Act 2011 (the "Act") was enacted. The Act reduced the main U.K. corporate tax rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. In July 2012, The U.K. Finance Act 2012 was enacted, which further reduced the main U.K. corporate tax rate to 24% effective April 1, 2012 and 23% effective April 1, 2013. In July 2013, the Finance Bill 2013 was enacted, further reducing the main U.K. corporate tax rate to 21% effective April 1, 2014 and 20% effective April 1, 2015. The reductions in the U.K. corporate tax rate resulted in tax benefits of $19,164, $18,075 and $18,268, recognized in fiscal 2014, 2013 and 2012, respectively, as a result of the revaluation of deferred tax assets and liabilities at the new rates. In addition, during the year ended March 31, 2012, Legg Mason recorded $18,254 of tax benefits related to a restructuring of our Australian business.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. A summary of Legg Mason's deferred tax assets and liabilities are as follows:

	2014	2013
DEFERRED TAX ASSETS
Accrued compensation and benefits	$154,074	$107,411
Accrued expenses	61,575	73,181
Operating loss carryforwards	267,940	449,806
Capital loss carryforwards	10,015	41,256
Foreign tax credit carryforward	235,661	115,819
Federal benefit of uncertain tax positions	16,914	21,165
Mutual fund launch costs	31,774	24,324
Net unrealized losses from investments	—	4,447
Other	303	5,086
Deferred tax assets	778,256	842,495
Valuation allowance	(90,832)	(115,815)
Deferred tax assets after valuation allowance	$687,424	$726,680

	2014	2013
DEFERRED TAX LIABILITIES
Basis differences, principally for intangible assets and goodwill	$72,596	$134,873
Depreciation and amortization	523,595	386,959
Net unrealized gains from investments	4,743	—
Other	221	1,528
Deferred tax liabilities	601,155	523,360
Net deferred tax asset	$86,269	$203,320

Certain tax benefits associated with Legg Mason's employee stock plans are recorded directly in Stockholders' Equity. No tax benefit was recorded to equity in fiscal 2014, 2013 or 2012, due to the net operating loss position of the Company. As of March 31, 2014, an additional $7,424 of net operating loss will be recognized as an increase in Stockholders' Equity when ultimately realized.

Legg Mason has various loss carryforwards that may provide future tax benefits. Related valuation allowances are established in accordance with accounting guidance for income taxes, if it is management's opinion that it is more likely than not that these benefits will not be realized. Substantially all of Legg Mason's deferred tax assets related to U.S. federal and state and U.K. taxing jurisdictions. As of March 31, 2014, U.S. federal deferred tax assets aggregated $762,699, realization of which is expected to require approximately $3,800,000 of future U.S. earnings, approximately $673,317 of which must be in the form of foreign source income. Based on estimates of future taxable income, using assumptions consistent with those used in Legg Mason's goodwill impairment testing, it is more likely than not that current federal tax benefits relating to net operating losses are realizable and no valuation allowance is necessary at this time. With respect to those resulting from foreign tax credits, it is more likely than not that tax benefits relating to the utilization of $39,919 of foreign tax credits as credits will not be realized and an additional valuation allowance of $2,340 was provided in fiscal 2014. In addition, a valuation allowance was established in prior years for the substantial portion of our deferred tax assets relating to U.K. taxing jurisdictions. While tax planning may enhance Legg Mason's tax positions, the realization of these current tax benefits is not dependent on any significant tax strategies.

As of March 31, 2014, U.S. state deferred tax assets aggregated approximately $180,183. Due to limitations on utilization of net operating loss carryforwards and taking into consideration certain state tax planning strategies, a valuation allowance was established in prior years for state net operating loss benefits generated in certain jurisdictions. An additional valuation allowance of $8,639 was established in fiscal 2014 for the additional tax benefits generated in these jurisdictions. Additionally, $34,831 of fully reserved deferred tax assets relating to U.S. state capital loss carryforwards expired unused during fiscal

2014. Due to the uncertainty of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary.

An increase to the valuation allowance of approximately $467 in fiscal 2014 was primarily related to the current year change in certain U.K. deferred tax assets for which a full valuation allowance was previously recognized. To the extent the analysis of the realization of deferred tax assets relies on deferred tax liabilities, Legg Mason has considered the timing, nature and jurisdiction of reversals, as well as, future increases relating to the tax amortization of goodwill and indefinite-life intangible assets.

The following deferred tax assets and valuation allowances relating to carryforwards have been recorded at March 31, 2014 and 2013, respectively.

	2014	2013	Expires Beginning after Fiscal Year
Deferred tax assets
U.S. federal net operating losses	$80,515	$266,659	2029
U.S. federal capital losses	3,545	74	2015
U.S. federal foreign tax credits	235,661	115,819	2015
U.S. charitable contributions	—	5,401	2013
U.S. state net operating losses (1,2)	168,173	161,136	2015
U.S. state capital losses	532	34,960	2015
Foreign net operating losses	19,252	22,011	2027
Foreign capital losses	5,938	6,222	n/a
Total deferred tax assets for carryforwards	$513,616	$612,282

Valuation allowances
U.S. federal capital losses	$74	$74
U.S. federal foreign tax credits	25,947	23,608
U.S. charitable contributions	—	1,597
U.S. state net operating losses	34,590	25,951
U.S. state capital losses	129	34,960
Foreign net operating losses	15,738	15,899
Foreign capital losses	5,938	6,222
Valuation allowances for carryforwards	82,416	108,311
Foreign other deferred assets	8,416	7,504
Total valuation allowances	$90,832	$115,815

(1)	Substantially all of the U.S. state net operating losses carryforward through fiscal 2029.

(2)
Due to potential for change in the factors relating to apportionment of income to various states, the Company's effective state tax rates are subject to fluctuation which will impact the value of the Company's deferred tax assets, including net operating losses, and could have a material impact on the future effective tax rate of the Company.

Legg Mason had total gross unrecognized tax benefits of approximately $77,892, $72,650 and $90,831 as of March 31, 2014, 2013 and 2012, respectively. Of these totals, approximately $51,518, $46,340 and $62,400, respectively, (net of the federal benefit for state tax liabilities) are the amounts of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates. During fiscal 2014, as a result of the net impact of expiring statutes of limitation and the completion of tax authority examinations, unrecognized benefits of $2,927 were realized.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits for the years ended March 31, 2014, 2013 and 2012, is as follows:

	2014	2013	2012
Balance, beginning of year	$72,650	$90,831	$77,653
Additions based on tax positions related to the current year	5,659	11,726	9,822
Additions for tax positions of prior years	12,610	8,439	10,668
Reductions for tax positions of prior years	(138)	(13,083)	(3,575)
Decreases related to settlements with taxing authorities	(12,889)	(25,205)	(3,185)
Expiration of statutes of limitations	—	(58)	(552)
Balance, end of year	$77,892	$72,650	$90,831

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, at this time the Company does not anticipate any changes to the gross unrecognized tax benefits balance within the next 12 months as a result of the statutes of limitations or the completion of tax authorities' examinations.

The Company accrues interest related to unrecognized tax benefits in interest expense and recognizes penalties in other operating expense. During the years ended March 31, 2014, 2013 and 2012, the Company recognized approximately $(580), $5,500, and $1,300, respectively, which was substantially all interest. At March 31, 2014, 2013 and 2012, Legg Mason had approximately $7,300, $14,000, and $10,000, respectively, accrued for interest and penalties on tax contingencies in the Consolidated Balance Sheets.

Legg Mason's prior year tax returns are subject to examination by the Internal Revenue Service, the Inland Revenue Service, Brazilian and other tax authorities in various other countries and states. The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal 2009 for U.S. federal; after fiscal 2012 for the United Kingdom ("U.K."); after fiscal 2005 for Brazil; after fiscal 2009 for the state of California; after fiscal 2008 for the state of New York; and after fiscal 2010 for the states of Connecticut, Maryland and Massachusetts. The Company does not anticipate making any significant cash payments with the settlement of these audits in excess of amounts that have been reserved.

During the year ended March 31, 2014, Legg Mason revised its plan and completed repatriation of approximately $301,000 of foreign accumulated earnings in order to make the cash available in the U.S. for general corporate purposes.  Due to certain tax planning strategies, Legg Mason anticipates that it will generate a benefit of approximately $12,000 with respect to repatriations and has adjusted the tax reserve accordingly.  No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, Legg Mason will provide for and pay any applicable additional U.S. taxes in connection with repatriation of these funds.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

Except as noted above, Legg Mason intends to permanently reinvest cumulative undistributed earnings of its foreign subsidiaries in foreign operations. Accordingly, no U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in Legg Mason's foreign operations. It is not practical at this time to determine the income tax liability that would result upon repatriation of the earnings.

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

As of March 31, 2014, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

2015	$134,280
2016	115,694
2017	97,595
2018	87,080
2019	72,879
Thereafter	351,275
Total	$858,803

The minimum rental commitments shown above have not been reduced by $172,526 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 40% is due from one counterparty.  The lease reserve liability, included in the table below, for space subleased as of March 31, 2014 was $36,170. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments include $784,221 in real estate and equipment leases and $74,582 in service and maintenance agreements.

The minimum rental commitments shown above include $30,200 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, included in the table below, was $19,330 as of March 31, 2014, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The table below presents a summary of the changes in the lease reserve liability for subleased space and vacated space for which subleases are being pursued:

Balance as of March 31, 2011	$40,521
Accrued charges for vacated and subleased space (1)	17,391
Payments, net	(12,397)
Adjustments and other	(752)
Balance as of March 31, 2012	44,763
Accrued charges for vacated and subleased space (1)	39,080
Payments, net	(15,341)
Adjustments and other	(1,590)
Balance as of March 31, 2013	66,912
Accrued charges for vacated and subleased space (1)	7,371
Payments, net	(17,117)
Adjustments and other	(1,666)
Balance as of March 31, 2014	$55,500
(1) Included in Occupancy expense in the Consolidated Statements of Income (Loss)

The table above includes activity related to our business streamlining initiative. See Note 15 for additional information.

The following table reflects rental expense under all operating leases and servicing agreements.

	2014	2013	2012
Rental expense	$130,880	$138,488	$140,285
Less: sublease income	16,289	14,750	14,310
Net rent expense	$114,591	$123,738	$125,975

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

As of March 31, 2014, Legg Mason had commitments to invest approximately $34,536 in limited partnerships that make private investments. These commitments are expected to be funded as required through the end of the respective investment periods ranging through fiscal 2021.

In connection with the acquisition of Fauchier, as further discussed in Note 2, contingent consideration of up to approximately $25,000 and approximately $33,000 (using the exchange rate between the British pound and U.S. dollar as of March 31, 2014), may be due on or about the second and fourth anniversaries of closing, respectively, which is dependent upon achieving certain levels of revenue, net of distribution costs, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The fair value of the contingent consideration liability was $29,553 as of March 31, 2014, an increase of $7,653 from March 31, 2013, with $5,000 attributable to revised estimates of amounts payable and $2,653 attributable to changes in the exchange rate and interest amortization. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 14 for additional information regarding derivatives and hedging.

In connection with the acquisition of QS Investors, as further discussed in Note 2, Legg Mason will pay an initial purchase price of $11,000 and contingent consideration of up to $10,000 and $20,000 may be due on or about the second and fourth anniversaries of closing, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall.

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

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of March 31, 2014 is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

One of Legg Mason's asset management subsidiaries was named as the defendant in a lawsuit filed by a former institutional client in late August 2011. Legg Mason settled this matter in the fourth quarter of fiscal 2014. The settlement was substantially covered by insurance and did not have a material effect on Legg Mason's financial position, results of operations or cash flows.

Additionally, there were two matters subject to regulatory investigations involving one of Legg Mason's asset management subsidiaries regarding its compliance with applicable legal requirements with respect to investments made for certain client accounts.  These matters have been settled with the regulators. The settlements were substantially covered by insurance and did not have a material effect on Legg Mason's financial position, results of operations or cash flows.

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

In management's opinion, an adequate accrual has been made as of March 31, 2014, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

As of March 31, 2014 and 2013, Legg Mason's liability for losses and contingencies was $500 and $20,300, respectively. During fiscal 2014, 2013 and 2012, Legg Mason had charges relating to litigation and other proceedings of approximately $200, $5,200, and $1,100, respectively (net of recoveries of $19,300 and $15,200 in fiscal 2014 and 2013, respectively).

9. EMPLOYEE BENEFITS
Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through these plans, Legg Mason can make two types of discretionary contributions. One is a profit sharing contribution to eligible Plan participants based on a percentage of qualified compensation and the other is a match of employee 401(k) contributions. Matches range from 50% to 100% of employee 401(k) contributions, up to a maximum of the lesser of up to 6% of employee compensation or a specified amount up to $15 per year. Corporate profit sharing and matching contributions, together with contributions made under subsidiary plans, totaled $29,355, $25,868 and $22,336 in fiscal 2014, 2013 and 2012, respectively. In addition, employees can make voluntary contributions under certain plans.

10. CAPITAL STOCK
At March 31, 2014, the authorized numbers of common and preferred shares were 500,000 and 4,000, respectively. At March 31, 2014 and 2013, there were 10,333 and 11,948 shares of common stock, respectively, reserved for issuance under Legg Mason's equity plans.

In May 2012, as part of a capital plan, Legg Mason's Board of Directors authorized $1,000,000 for additional purchases of Legg Mason common stock, as well as the completion of the remaining $155,000 of a previously authorized share repurchase program. There is no expiration date attached to this authorization. During fiscal 2014, Legg Mason purchased and retired 9,677 shares of its common stock for $359,996 through open market purchases. During fiscal 2013, Legg Mason purchased and retired 16,199 shares of its common stock for $425,475 through open market purchases, which completed the repurchase of its common stock under the previous authorization, and began purchases under the new authorization. The remaining balance of the authorized stock buyback is approximately $370,000.

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

Changes in common stock for the three years ended March 31, 2014, 2013 and 2012, respectively, are as follows:

	Years Ended March 31,
	2014	2013	2012
COMMON STOCK
Beginning balance	125,341	139,874	150,219
Shares issued for:
Stock option exercises and other stock-based compensation	839	80	172
Deferred compensation employee stock trust	50	71	68
Deferred compensation, net	1,175	1,925	1,246
Shares repurchased and retired	(9,677)	(16,199)	(13,597)
Employee tax withholding by settlement of net share transactions	(555)	(410)	(64)
Equity Units exchanged	—	—	1,830
Ending balance	117,173	125,341	139,874

Dividends declared per share were $0.52, $0.44 and $0.32 for fiscal 2014, 2013 and 2012, respectively. Dividends declared but not paid at March 31, 2014, 2013 and 2012, were $14,945, $14,185 and $11,493, respectively, and are included in Other current liabilities.

11.  STOCK-BASED COMPENSATION
Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, management equity plans and deferred compensation payable in stock. Effective July 26, 2011, the number of shares authorized to be issued under Legg Mason's active equity incentive stock plan was increased by 6,500 to 41,500. Shares available for issuance under the active equity incentive stock plan as of March 31, 2014, were 9,740. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four to five years and expire within eight to ten years from the date of grant.

Stock Options
Compensation expense relating to stock options for the years ended March 31, 2014, 2013 and 2012, was $13,530, $10,979 and $14,076, respectively. The related income tax benefit for the years ended March 31, 2014, 2013 and 2012, was $5,244, $4,293 and $5,539, respectively.

Stock option transactions under Legg Mason's equity incentive plans during the years ended March 31, 2014, 2013 and 2012 are summarized below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31, 2011	5,419	$59.82
Granted	810	33.99
Exercised	(117)	25.32
Canceled/forfeited	(488)	48.80
Options outstanding at March 31, 2012	5,624	57.78
Granted	966	23.72
Exercised	(25)	21.80
Canceled/forfeited	(1,204)	51.87
Options outstanding at March 31, 2013	5,361	53.13
Granted	1,215	33.64
Exercised	(804)	30.52
Canceled/forfeited	(971)	97.49
Options outstanding at March 31, 2014	4,801	$43.02
The total intrinsic value of options exercised during the years ended March 31, 2014, 2013 and 2012, was $6,064, $168 and $398, respectively. At March 31, 2014, the aggregate intrinsic value of options outstanding was $72,724.
The following information summarizes Legg Mason's stock options outstanding at March 31, 2014:

Exercise Price Range	Option Shares Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)
$ 12.65 - $ 25.00	846	$22.95	5.8
25.01 - 35.00	2,403	31.89	4.9
35.01 - 94.00	681	35.16	7.1
94.01 - 100.00	416	95.13	0.3
100.01 - 134.97	455	103.21	1.2
	4,801

At March 31, 2014, 2013 and 2012, options were exercisable for 2,531, 3,254 and 3,334 shares, respectively, and the weighted-average exercise prices were $54.04, $69.07 and $73.60, respectively. Stock options exercisable at March 31, 2014, have a weighted-average remaining contractual life of 3.0 years.  At March 31, 2014, the aggregate intrinsic value of options exercisable was $31,180.

The following information summarizes Legg Mason's stock options exercisable at March 31, 2014:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share
$ 12.65 - $ 25.00	241	$21.03
25.01 - 35.00	1,412	31.80
35.01 - 94.00	7	35.16
94.01 - 100.00	416	95.13
100.01 - 134.97	455	103.21
	2,531

The following information summarizes unvested stock options under Legg Mason's equity incentive plans for the year ended March 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Shares unvested at March 31, 2013	2,107	$11.65
Granted	1,215	33.64
Vested	(984)	29.66
Canceled/forfeited	(68)	29.73
Shares unvested at March 31, 2014	2,270	$30.74

Unamortized compensation cost related to unvested options at March 31, 2014, was $16,905 and is expected to be recognized over a weighted-average period of 1.5 years.
Cash received from exercises of stock options under Legg Mason's equity incentive plans was $23,818, $660 and $2,851 for the years ended March 31, 2014, 2013 and 2012, respectively. The tax benefit expected to be realized for the tax deductions from these option exercises totaled $1,815, $45 and $47 for the years ended March 31, 2014, 2013 and 2012, respectively.

The weighted-average fair value of service-based stock option grants during the years ended March 31, 2014, 2013 and 2012, excluding those granted to our Chief Executive Officer in May 2013 discussed below, using the Black-Scholes option pricing model, was $12.13 , $9.47 and $13.13 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2014, 2013 and 2012:

	2014	2013	2012
Expected dividend yield	1.54%	1.44%	1.39%
Risk-free interest rate	0.80%	0.81%	1.95%
Expected volatility	45.08%	51.80%	47.16%
Expected life (in years)	4.93	5.02	5.12

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

In May 2013, Legg Mason awarded options to purchase 500 shares of Legg Mason, Inc. common stock at an exercise price of $31.46, equal to the then current market value of Legg Mason's common stock, to its Chief Executive Officer, which is included in the outstanding options table. The award had a grant date fair value of $5,525 and is subject to vesting requirements, 25% of which vests over a two-year service period; 25% of which vests over a two-year service period and is subject to Legg Mason's common stock price equaling or exceeding $36.46 for 20 consecutive trading days; 25% of which is subject to Legg Mason's common stock price equaling or exceeding $41.46 for 20 consecutive trading days; and 25% of which is subject to Legg Mason's common stock price equaling or exceeding $46.46 for 20 consecutive trading days; as well as a requirement that certain shares received upon exercise are retained for a two-year period. In January 2014, 25% of this award vested when the Legg Mason stock price met and exceeded $41.46 for 20 consecutive trading days.

The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Restricted stock and restricted stock unit transactions during the years ended March 31, 2014, 2013 and 2012 are summarized below:

	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31, 2011	2,637	$33.01
Granted	1,370	33.48
Vested	(1,075)	31.49
Canceled/forfeited	(59)	32.68
Unvested shares at March 31, 2012	2,873	33.83
Granted	2,185	24.04
Vested	(1,177)	31.22
Canceled/forfeited	(143)	58.30
Unvested shares at March 31, 2013	3,738	27.99
Granted	1,369	35.66
Vested	(1,622)	28.66
Canceled/forfeited	(151)	29.04
Unvested shares at March 31, 2014	3,334	$30.77

The restricted stock and restricted stock unit awards were non-cash transactions. In fiscal 2014, 2013 and 2012, Legg Mason recognized $48,263, $46,351 and $32,826, respectively, in compensation expense and related tax benefits of $18,575, $17,697 and $12,705, respectively, for restricted stock and restricted stock unit awards. Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards for 3,334 shares not yet recognized at March 31, 2014, was $63,479 and is expected to be recognized over a weighted-average period of 1.7 years.

In connection with the change in Legg Mason's Chief Executive Officer in September 2012, 325 shares of restricted stock were granted to certain executives and key employees, with an aggregate value of $8,400. In March 2013, the vesting of 85 of these shares was accelerated. The remaining shares vested on March 31, 2014. Compensation expense for the year ended March 31, 2013, includes approximately $6,400 of accelerated stock-based net compensation costs associated with the departure of Legg Mason executive officers during fiscal 2013, of which $1,400 relates to the accelerated vesting of shares in March 2013.

On January 28, 2008, the Legg Mason Compensation Committee approved grants to senior officers of 120 market-based performance shares. During fiscal 2013, the remaining 100 shares from this award were forfeited resulting in no outstanding balance as of March 31, 2013.

Other
Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4,500 total share limit under the plan. Purchases are made through payroll deductions and, effective January 2014, Legg Mason provides a 15% contribution towards purchases, which is charged to earnings. Prior to January 2014, Legg Mason's contribution was 10%. During the fiscal years ended March 31, 2014, 2013 and 2012, approximately 85, 107, and 107 shares, respectively, have been purchased in the open market on behalf of participating employees. In fiscal 2014, 2013 and 2012, Legg Mason recognized $315, $238 and $267, respectively, in compensation expense related to the stock purchase plan.

In June 2013, Legg Mason implemented a management equity plan and granted units to key employees of Permal that entitle them to participate in 15% of the future growth of the Permal enterprise value (subject to appropriate discounts), if any, subsequent to the grant date. On March 31, 2014, a similar management equity plan was implemented by Legg Mason with a grant to certain key employees of ClearBridge. Independent valuations determined the aggregate cost of the awards to be approximately $9,000 and $16,000 for Permal and ClearBridge, respectively, which will be recognized as Compensation expense in the Consolidated Statements of Income (Loss) over the related vesting periods, through December 2017 and March 2019, respectively. Both arrangements provide that one-half of the respective cost will be absorbed by the affiliate's incentive pool. Compensation expense related to the Permal management equity plan was $2,270 for the year ended March 31, 2014.

Legg Mason also has an equity plan for non-employee directors. Under the current equity plan, directors may elect to receive shares of stock or restricted stock units. Prior to a July 19, 2007 amendment to the Plan, directors could also elect to receive stock options. Options granted under the old plan are immediately exercisable at a price equal to the market value of the shares on the date of grant and have a term of not more than ten years. In fiscal 2014, 2013 and 2012, Legg Mason recognized expense of $1,950, $1,250 and $1,375, respectively, for awards under this plan. Shares, options, and restricted stock units issuable under the equity plan are limited to 625 shares in aggregate, of which 360 shares were issued under the plan as of March 31, 2014. As of March 31, 2014, 2013 and 2012 non-employee directors held 32, 112 and 184, stock options, respectively, which are included in the outstanding options table. As of March 31, 2014, 2013 and 2012, non-employee directors held 64, 91 and 74 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. During the year ended March 31, 2014, there were 39 restricted stock units distributed and non-employee directors did not exercise any stock options. During the years ended March 31, 2013 and 2012, non-employee directors did not exercise any stock options and no restricted stock units were distributed. During the years ended March 31, 2014, 2013 and 2012, non-employee directors were granted 12, 17 and 12 restricted stock units and 47, 35 and 31 shares of common stock, respectively. For the year ended March 31, 2014, there were 26 stock options canceled or forfeited from the current equity plan for non-employee directors. For the years ended March 31, 2013 and 2012, there were no stock options canceled or forfeited from the current equity plan for non-employee directors. For the years ended March 31, 2014, 2013 and 2012, there were 54, 72 and 36 stock options canceled or forfeited, respectively, related to a prior equity plan for non-employee directors which was discontinued in July 2005.

During fiscal 2012, Legg Mason established a long-term incentive plan (the "LTIP") under its equity incentive plan, which provided an additional element of compensation to executives that is based on performance, determined as the achievement of a pre-defined amount of Legg Mason's cumulative adjusted earnings per share over the respective performance periods. Under the LTIP, current executive officers were granted cash value performance units in the quarters ended June 2011 and September 2012 for target amounts up to $1,850 in each period. Awards granted under the LTIP that vest may be settled in cash and/or shares of Legg Mason common stock, at the discretion of Legg Mason. The estimated payout amounts of the awards, if any, are expensed over the future vesting periods based on a probability assessment of the expected outcome under the LTIP provisions. The June 2011 grant performance period ended March 31, 2014, and no cash and/or shares were due. The September 2012 grant performance period ends March 31, 2015 and no further grants are intended.

Deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in an elective plan. The vesting in the plan is immediate and the plan provides for discounts of up to 10% on contributions and dividends. There are 327 additional shares reserved for future issuance under the plan. In fiscal 2014, 2013 and 2012, Legg Mason recognized $160, $165 and $191, respectively, in compensation expense related to this plan. During fiscal 2014, 2013 and 2012, Legg Mason issued 51, 71 and 68 shares, respectively, under the plan with a weighted-average fair value per share at the grant date of $31.90, $23.07 and $27.05, respectively. The undistributed shares issued under this plan are held in a rabbi trust. Assets of the rabbi trust are consolidated with those of the employer, and the value of the employer's stock held in the rabbi trust is classified in stockholders' equity and accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to its rabbi trust and the corresponding liability related to the deferred compensation plan are presented as components of stockholders' equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trust at March 31, 2014, 2013 and 2012, were 672, 726 and 690, respectively.

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

In May 2012, as part of a capital plan, Legg Mason's Board of Directors authorized $1,000,000 for additional purchases of Legg Mason common stock, as well as the completion of the remaining $155,000 of a previously authorized share repurchase program. The capital plan authorizes using up to 65% of cash generated from future operations to purchase shares of Legg Mason common stock.

During the years ended March 31, 2014, 2013 and 2012, Legg Mason purchased and retired 9,677, 16,199 and 13,597 shares of its common stock, respectively, for $359,996, $425,475 and $400,266, through open market purchases. The fiscal 2013 purchases completed the repurchase of its common stock under the previous authorization and included approximately $270,000 of purchases under the new authorization. These repurchases reduced weighted-average shares outstanding by 4,908, 8,449, and 9,716 shares for the years ended March 31, 2014, 2013, and 2012, respectively. The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

In June 2011, Legg Mason issued 1,830 shares of common stock upon the exercise of purchase contracts on the remaining outstanding Equity Units. Of these shares, 1,380 shares are included in weighted-average shares outstanding for the year ended March 31, 2012.

The following table presents the computations of basic and diluted EPS:

	Years ended March 31
	2014	2013	2012
Weighted-average basic shares outstanding	121,941	133,226	143,292
Potential common shares:
Employee stock options	442	—	57
Weighted-average diluted shares (1)	122,383	133,226	143,349
Net Income (Loss)	$281,836	$(359,748)	$231,031
Less: Net income (loss) attributable to noncontrolling interests	(2,948)	(6,421)	10,214
Net Income (Loss) Attributable to Legg Mason, Inc.	$284,784	$(353,327)	$220,817
Net Income (Loss) per share Attributable to Legg Mason, Inc. common shareholders
Basic	$2.34	$(2.65)	$1.54
Diluted	$2.33	$(2.65)	$1.54

(1)	Diluted shares are the same as basic shares for periods with a net loss.

The diluted EPS calculations for the years ended March 31, 2014 and 2013, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of the 2.5% Convertible Senior Notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive. The diluted EPS calculations for the years ended March 31, 2013 and 2012, exclude any potential common shares issuable under the 2.5% Convertible Senior Notes because the market price of Legg Mason common stock had not exceeded the price at which conversion would be dilutive using the treasury stock method. Also, at March 31, 2012, warrants issued in connection with the convertible note hedge transactions associated with the issuance of the 2.5% Convertible Senior Notes are excluded from the calculation of diluted EPS because the effect would be antidilutive.
Options to purchase 2,620 and 5,239 shares for the years ended March 31, 2014 and 2012, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive. Further, market-based options are excluded from potential dilution until the designated market condition is met. The diluted EPS calculation for the year ended March 31, 2013, excludes 5,730 potential common shares that are antidilutive due to the net loss for the fiscal year.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income includes cumulative foreign currency translation adjustments and net of tax, gains and losses on investment securities. The change in the accumulated translation adjustments for fiscal 2014 and 2013, primarily resulted from the impact of changes in the Brazilian real, the Australian dollar, the Japanese yen, and the British pound in relation to the U.S. dollar on the net assets of Legg Mason's subsidiaries in Brazil, Australia, Japan, and the U.K., for which the real, the Australian dollar, the yen, and the pound are the functional currencies, respectively.

A summary of Legg Mason's accumulated other comprehensive income as of March 31, 2014 and 2013, is as follows:

	2014	2013
Foreign currency translation adjustment	$37,835	$47,259
Unrealized gains on investment securities, net of tax provision of $76 and $187, respectively	114	280
Total	$37,949	$47,539

There were no significant amounts reclassified from Accumulated other comprehensive income to the Consolidated Statements of Income (Loss) for the years ended March 31, 2014, 2013 or 2012.

14. DERIVATIVES AND HEDGING
The disclosures below detail Legg Mason’s derivatives and hedging activities excluding the derivatives and hedging activities of CIVs. See Note 17, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Japanese yen, Australian dollar, euro, Singapore dollar, Chinese yuan, Indonesian rupiah, Malaysian ringgit, Philippine peso, Thai baht and South Korean won. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards or futures contracts executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis, resulting in net Other assets of $1,249 and $1,158 as of March 31, 2014 and 2013, respectively. Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended March 31, 2014 and 2013.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $12,985 and $7,131 as of March 31, 2014 and 2013, respectively.

The following table presents the fair values as of March 31, 2014 and 2013, of derivative instruments not designated for accounting purposes as hedging instruments, classified as Other assets and Other liabilities:

	2014		2013
	Assets	Liabilities	Assets	Liabilities
Currency forward contracts	$3,271	$825	$1,496	$101
Futures and forward contracts	313	1,510	443	680
Total	$3,584	$2,335	$1,939	$781

The following table presents gains (losses) recognized on derivative instruments for the years ended March 31, 2014, 2013 and 2012. As described above, the currency, futures and forward contracts included below are economic hedges of interest rate and market risk of certain operating and investing activities of Legg Mason. Gains and losses on these derivatives substantially offset gains and losses of the hedged items.

		2014		2013		2012
	Income Statement Classification	Gains	Losses	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$7,098	$(2,617)	$3,650	$(1,858)	$5,604	$(3,159)
Seed capital investments	Other non-operating income (expense)	56	(1,719)	1,090	(380)	431	(351)
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	2,471	(19,403)	1,914	(5,597)	5,684	(4,560)
Total		$9,625	$(23,739)	$6,654	$(7,835)	$11,719	$(8,070)
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

Total transition-related costs were $127,500, including non-cash charges of $30,841, through completion of the plan in March 2012. Of the total transition-related costs incurred, $79,686 were related to charges for employee termination benefits and retention incentives during the transition period, and were recorded in Transition-related compensation in the Consolidated Statements of Income (Loss). The remainder represents other costs, including charges for consolidating leased office space, early contract terminations, asset disposals, and professional fees, which were recorded in the appropriate operating expense classifications. Charges for transition-related costs were $73,066 and $54,434 for the years ended March 31, 2012 and 2011, respectively, which primarily represent costs for lease loss accruals and fixed asset accelerated depreciation related to space permanently abandoned, as well as costs for severance and retention incentives. There were no charges for transition-related costs associated with this initiative for the years ended March 31, 2014 or 2013.

The table below presents a summary of changes in the transition-related liability from March 31, 2011 through March 31, 2014:

	Severance and retention incentives	Lease loss accruals and other (1)		Total
Balance as of March 31, 2011	$23,211	$5,835		$29,046
Accrued charges	29,096	25,916	(2)	55,012
Payments	(51,140)	(16,121)		(67,261)
Balance as of March 31, 2012	1,167	15,630		16,797
Payments and other	(1,167)	(10,744)		(11,911)
Balance as of March 31, 2013	—	4,886		4,886
Payments and other	—	(3,276)		(3,276)
Balance as of March 31, 2014	$—	$1,610		$1,610

(1)	Amounts related to the lease reserve liability are also included in Note 8.

(2)	Includes lease loss accruals of $17,983 for space permanently abandoned.

See Note 2 for information regarding restructuring and transition costs associated with the planned integration over time of two existing affiliates, Batterymarch and LMGAA, in conjunction with the acquisition of QS Investors.

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

Revenues by geographic location are primarily based on the geographic location of the advisor or the domicile of fund families managed by Legg Mason.

The table below reflects our revenues and long-lived assets by geographic region as of March 31:

	2014	2013	2012
OPERATING REVENUES
United States	$1,874,328	$1,800,539	$1,806,990
United Kingdom	436,542	387,966	448,863
Other International	430,887	424,145	406,721
Total	$2,741,757	$2,612,650	$2,662,574
INTANGIBLE ASSETS, NET AND GOODWILL
United States	$3,127,654	$3,139,050	$3,548,628
United Kingdom	879,946	895,767	1,108,297
Other International	404,696	411,910	474,986
Total	$4,412,296	$4,446,727	$5,131,911

17. VARIABLE INTEREST ENTITIES AND CONSOLIDATION OF INVESTMENT VEHICLES
As further discussed in Notes 1 and 3, in accordance with financial accounting standards on consolidation, Legg Mason consolidates and separately identifies certain sponsored investment vehicles as CIVs, the most significant of which is a CLO. Legg Mason has concluded that it was the primary beneficiary of one of three CLOs in which it has a variable interest. As of March 31, 2014, 2013 and 2012, the balances related to this CLO were consolidated and reported as a CIV in the Company's consolidated financial statements. In addition, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of March 31, 2014, 2013 and 2012, despite significant third party investments in this product. As of March 31, 2014, Legg Mason also concluded it was the primary beneficiary of 16 employee-owned funds it sponsors, which were consolidated and reported as CIVs. Finally, Legg Mason held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV as of March 31, 2014, 2013 and 2012.

Legg Mason's investment in CIVs as of March 31, 2014 and 2013, was $39,434 and $39,056, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of March 31, 2014 and 2013, respectively, and the Consolidated Statements of Income (Loss) for the years ended March 31, 2014, 2013 and 2012, respectively:
Consolidating Balance Sheets

	March 31, 2014				March 31, 2013
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current assets	$2,032,827	$138,537	$(42,981)	$2,128,383	$1,908,932	$73,320	$(39,390)	$1,942,862
Non-current assets	4,950,948	32,018	—	4,982,966	5,115,181	211,617	—	5,326,798
Total assets	$6,983,775	$170,555	$(42,981)	$7,111,349	$7,024,113	$284,937	$(39,390)	$7,269,660
Current liabilities	$735,737	$89,055	$(3,547)	$821,245	$692,261	$10,539	$(334)	$702,466
Long-term debt of CIVs	—	—	—	—	—	207,835	—	207,835
Other non-current liabilities	1,520,236	—	—	1,520,236	1,517,069	2,930	—	1,519,999
Total liabilities	2,255,973	89,055	(3,547)	2,341,481	2,209,330	221,304	(334)	2,430,300
Redeemable non-controlling interests	3,172	26,325	15,647	45,144	1,355	—	19,654	21,009
Total stockholders’ equity	4,724,630	55,175	(55,081)	4,724,724	4,813,428	63,633	(58,710)	4,818,351
Total liabilities and equity	$6,983,775	$170,555	$(42,981)	$7,111,349	$7,024,113	$284,937	$(39,390)	$7,269,660

Consolidating Statements of Income (Loss)

	Year Ended
	March 31, 2014
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$2,743,707	$—	$(1,950)	$2,741,757
Total operating expenses	2,310,444	2,376	(1,956)	2,310,864
Operating income (loss)	433,263	(2,376)	6	430,893
Total other non-operating income (expense)	(10,333)	2,445	(3,364)	(11,252)
Income before income tax provision (benefit)	422,930	69	(3,358)	419,641
Income tax provision (benefit)	137,805	—	—	137,805
Net income	285,125	69	(3,358)	281,836
Less: Net income (loss) attributable to noncontrolling interests	341	—	(3,289)	(2,948)
Net income attributable to Legg Mason, Inc.	$284,784	$69	$(69)	$284,784

	Year Ended
	March 31, 2013
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$2,615,047	$—	$(2,397)	$2,612,650
Total operating expenses	3,046,587	2,965	(2,403)	3,047,149
Operating income (loss)	(431,540)	(2,965)	6	(434,499)
Total other non-operating income (expense)	(72,177)	(2,864)	(1,067)	(76,108)
Income (loss) before income tax provision (benefit)	(503,717)	(5,829)	(1,061)	(510,607)
Income tax provision (benefit)	(150,859)	—	—	(150,859)
Net income (loss)	(352,858)	(5,829)	(1,061)	(359,748)
Less: Net income (loss) attributable to noncontrolling interests	469	—	(6,890)	(6,421)
Net income (loss) attributable to Legg Mason, Inc.	$(353,327)	$(5,829)	$5,829	$(353,327)

	Year Ended
	March 31, 2012
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$2,665,668	$—	$(3,094)	$2,662,574
Total operating expenses	2,323,213	3,709	(3,101)	2,323,821
Operating income (loss)	342,455	(3,709)	7	338,753
Total other non-operating income (expense)	(49,236)	18,336	(4,770)	(35,670)
Income (loss) before income tax provision (benefit)	293,219	14,627	(4,763)	303,083
Income tax provision (benefit)	72,052	—	—	72,052
Net income (loss)	221,167	14,627	(4,763)	231,031
Less: Net income (loss) attributable to noncontrolling interests	350	—	9,864	10,214
Net income (loss) attributable to Legg Mason, Inc.	$220,817	$14,627	$(14,627)	$220,817

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs as of March 31, 2014:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2014
Assets:
Trading investments:
Hedge funds	$1,110	$3,941	$17,888	$22,939
Proprietary Funds	27,524	—	—	$27,524
Total trading investments	28,634	3,941	17,888	50,463
Investments:
Private equity funds	—	—	31,810	31,810
	$28,634	$3,941	$49,698	$82,273

Liabilities:
CLO debt	$—	$—	$(79,179)	$(79,179)
Derivative liabilities	—	(1,888)	—	(1,888)
	$—	$(1,888)	$(79,179)	$(81,067)

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2013
Assets:
Trading investments:
Hedge funds	$2,076	$3,268	$19,448	$24,792
Investments:
CLO loans	—	172,519	—	172,519
CLO bonds	—	11,052	—	11,052
Private equity funds	—	—	26,982	26,982
Total investments	—	183,571	26,982	210,553
	$2,076	$186,839	$46,430	$235,345

Liabilities:
CLO debt	$—	$—	$(207,835)	$(207,835)
Derivative liabilities	—	(2,930)	—	(2,930)
	$—	$(2,930)	$(207,835)	$(210,765)

Except for the CLO debt, substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance. In April 2014, the CLO was completing its wind-down for the subsequent distribution of cash to settle its liabilities. As of March 31, 2014, the carrying value of the CLO debt approximated the amount to be paid to investors, and there was no appreciable measurement uncertainty. The following table provides a summary of qualitative information relating to the valuation of CLO debt as of March 31, 2013:

Value as of March 31, 2013	Valuation technique	Unobservable input	Range (weighted-average)
$(207,835)	Discounted cash flow	Discount rate	1.1%	-	11.0%	(2.3%)
		Default rate	3.0%	-	4.0%	(3.5%)
		Constant prepayment rate			25.0%

The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the years ended March 31, 2014 and 2013 are presented in the table below:

	Value as of March 31, 2013	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2014
Assets:
Hedge funds	$19,448	$3,516	$(8,037)	$—	$—	$2,961	$17,888
Private equity funds	26,982	1,811	—	—	—	3,017	31,810
	$46,430	$5,327	$(8,037)	$—	$—	$5,978	$49,698
Liabilities:
CLO debt	$(207,835)	$—	$—	$133,047	$—	$(4,391)	$(79,179)
Total realized and unrealized gains (losses), net						$1,587

	Value as of March 31, 2012	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2013
Assets:
Hedge funds	$24,116	$1,980	$(6,602)	$—	$—	$(46)	$19,448
Private equity funds	25,071	2,622	(2,030)	—	—	1,319	26,982
	$49,187	$4,602	$(8,632)	$—	$—	$1,273	$46,430
Liabilities:
CLO debt	$(271,707)	$—	$—	$75,798	$—	$(11,926)	$(207,835)
Total realized and unrealized gains (losses), net						$(10,653)

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income (Loss). Total unrealized losses for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $2,284 and $11,842 for the years ended March 31, 2014 and 2013, respectively.

There were no transfers between Level 1 and Level 2 during either of the years ended March 31, 2014 and 2013.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of March 31, 2014 and March 31, 2013, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of March 31, 2014
Category of Investment	Investment Strategy	March 31, 2014		March 31, 2013		Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$22,939	(1)	$24,792	(2)	n/a	n/a
Private equity funds	Long/short equity	31,810	(3)	26,982	(3)	$2,707	4 years
Total		$54,749		$51,774		$2,707
n/a – not applicable

(1)	10% daily redemption; 6% monthly redemption; 2% quarterly redemption; and 82% are subject to three to five year lock-up or side pocket provisions.

(2)	11% daily redemption; 8% monthly redemption; 2% quarterly redemption; and 79% are subject to three to five year lock-up or side pocket provisions.

(3)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of March 31, 2014.

Legg Mason has elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO. Management believes that the use of the fair value option mitigates the impact of certain timing differences and better matches the changes in fair value of assets and liabilities related to the CLO.

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of March 31, 2014 and March 31, 2013:

	March 31, 2014	March 31, 2013
CLO loans and bonds
Unpaid principal balance	$—	$186,839
Unpaid principal balance in excess of fair value	—	(3,268)
Fair value	$—	$183,571

CLO debt
Principal amounts outstanding	$92,114	$225,161
Excess unpaid principal over fair value	(12,935)	(17,326)
Fair value	$79,179	$207,835

During the years ended March 31, 2014 and 2013, total net losses of $5,914 and $8,455, respectively, were recognized in Other non-operating income (loss) of CIVs in the Consolidated Statements of Income (Loss) related to assets and liabilities for which the fair value option was elected. CLO loans and CLO debt measured at fair value have floating interest rates, therefore, substantially all of the estimated gains and losses included in earnings for the years ended March 31, 2014 and 2013, were attributable to instrument specific credit risk.

The CLO debt bears interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 25 basis points to 400 basis points.  All outstanding debt matures on July 15, 2018. The CLO commenced its wind-down in July 2012, such that proceeds from securities cannot be reinvested and are applied to reduce the debt outstanding in the quarter subsequent to receipt, after other required payments. As noted above, the CLO was completing its wind-down in April 2014.

Total derivative liabilities of CIVs of $1,888 and $2,930 as of March 31, 2014 and 2013, respectively, are recorded in Other liabilities of CIVs.  Gains and (losses) of $1,311 and $(1,537), respectively, for the fiscal year ended March 31, 2014 and $942 and $(1,223), respectively, for the fiscal year ended March 31, 2013, related to derivative liabilities of CIVs are included in Other non-operating income (loss) of CIVs. There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of March 31, 2014 and 2013, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of March 31, 2014		As of March 31, 2013
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
CLOs	$—	$911	$—	$496
Real Estate Investment Trust	1,442	3,715	989	2,644
Other sponsored investment funds	34,126	78,521	43,104	87,121
Total	$35,568	$83,147	$44,093	$90,261

(1)	Includes $23,404 and $33,918 related to investments in proprietary funds products as of March 31, 2014 and 2013, respectively.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $16,032,764 and $17,090,267 as of March 31, 2014 and 2013, respectively.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investment securities, and the liabilities are primarily comprised of debt and various expense accruals. These VIEs are not consolidated because either (1) Legg Mason does not have the power to direct significant economic activities of the entity and rights/obligations associated with benefits/losses that could be significant to the entity, or (2) Legg Mason does not absorb a majority of each VIE's expected losses or does not receive a majority of each VIE's expected residual gains.

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts or unless otherwise noted)
(Unaudited)

	Quarter Ended
Fiscal 2014(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$681,396	$720,092	$669,852	$670,417
Operating Expenses	562,055	598,440	563,486	586,883
Operating Income	119,341	121,652	106,366	83,534
Other Non-Operating Income (Expense)	(7,393)	4,303	485	(8,647)
Income before Income Tax Provision	111,948	125,955	106,851	74,887
Income tax provision	46,856	46,004	19,153	25,792
Net Income	65,092	79,951	87,698	49,095
Less: Net income (loss) attributable to noncontrolling interests	(3,855)	(1,783)	1,410	1,280
Net Income Attributable to Legg Mason, Inc.	$68,947	$81,734	$86,288	$47,815
Net Income per share Attributable to Legg Mason, Inc. common shareholders:
Basic	$0.58	$0.68	$0.70	$0.38
Diluted	0.58	0.67	0.70	0.38
Cash dividend per share	0.13	0.13	0.13	0.13
Stock price range:
High	49.50	44.09	35.85	37.04
Low	39.60	32.44	30.28	29.28
Assets Under Management (in millions):
End of period	$701,774	$679,475	$656,023	$644,511
Average	689,003	670,019	650,428	654,737
(1)    Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.
As of May 20, 2014, the closing price of Legg Mason's common stock was $48.11.

	Quarter Ended
Fiscal 2013(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$667,763	$673,900	$640,295	$630,692
Operating Expenses	624,750	1,307,223	560,561	554,615
Operating Income (Loss)	43,013	(633,323)	79,734	76,077
Other Non-Operating Income (Expense)	5,633	(5,441)	17,758	(94,058)
Income (Loss) before Income Tax Provision (Benefit)	48,646	(638,764)	97,492	(17,981)
Income tax provision (benefit)	17,955	(180,214)	16,397	(4,997)
Net Income (Loss)	30,691	(458,550)	81,095	(12,984)
Less: Net income (loss) attributable to noncontrolling interests	1,487	(4,680)	298	(3,526)
Net Income (Loss) Attributable to Legg Mason, Inc.	$29,204	$(453,870)	$80,797	$(9,458)
Net Income (Loss) per share Attributable to Legg Mason, Inc. common shareholders:
Basic	$0.23	$(3.45)	$0.60	$(0.07)
Diluted	0.23	(3.45)	0.60	(0.07)
Cash dividend per share	0.11	0.11	0.11	0.11
Stock price range:
High	32.59	26.63	27.14	28.47
Low	25.43	23.88	23.31	22.36
Assets Under Management (in millions):
End of period	$664,609	$648,879	$650,700	$631,823
Average	657,357	648,354	639,389	635,463
(1)    Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
As of March 31, 2014, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurance basis. Other than a change in our internal audit function to a co-sourcing approach, there have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information about our Directors required by this item will be contained under the caption “Election of Directors” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of This Report for information regarding certain of our executive officers. The process by which our stockholders may recommend nominees to our Board of Directors and any material changes to that process will be discussed in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the caption “Corporate Governance - Director Nomination Process.” That information is incorporated herein by reference to the proxy statement.
Our Board of Directors has an Audit Committee, a Compensation Committee, a Finance Committee, a Nominating & Corporate Governance Committee and a Risk Committee. Information about our Board of Directors' determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained under the caption “Election of Directors - Committees of the Board-Board Meetings - Audit Committee” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in the proxy statement under the heading “Election of Directors - Committees of the Board - Board Meetings - Audit Committee” and is also incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be contained under the captions “Election of Directors - Compensation of Directors,” "Election of Directors - Relationship of Compensation and Risk," “Executive Compensation,” “Compensation Committee Interlocks, Insider Participation and Certain Transactions” and “Compensation Committee Report” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information about security ownership of management, directors, and certain beneficial owners required by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of March 31, 2014.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	5,948,399	(1)	$43.02	(2)	12,768,623	(3)(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	5,948,399		$43.02		12,768,623	(3)(4)

(1)
Includes 672,206 shares of Legg Mason Common Stock (“Common Stock”) that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock. Also includes 64,003 restricted stock units granted to non-employee directors as equity compensation that are converted into shares of Common Stock on a one-for-one basis upon distribution.

(2)
Weighted-average exercise price does not include phantom stock units or restricted stock units that will be converted into Common Stock on a one-for-one basis upon distribution at no additional cost, and were granted as described in footnote (1).

(3)
In addition, 326,843 shares of Common Stock may be issued under the Legg Mason & Co, LLC Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).

(4)
9,740,391 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 265,323 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as grants of stock or restricted stock units. 2,762,909 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained under the captions “Compensation Committee Interlocks, Insider Participation and Certain Transactions,” “Corporate Governance - Policies and Procedures Regarding Related Party Transactions” and “Corporate Governance - Independent Directors” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be contained under the caption “Proposed Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

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

4.7
Form of Indenture for Senior Securities between Legg Mason, Inc., as Issuer and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4(a) to Legg Mason’s Registration Statement (Registration No. 333-193321) on Form S-3 dated January 13, 2014)

4.8
First Supplemental Indenture, dated as of January 22, 2014, between Legg Mason, Inc., and The Bank New York Mellon, as trustee (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on January 22, 2014 )

4.9	Form of 5.625% Senior Note due 2044 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on January 22, 2014 )

10.1	Legg Mason, Inc. Non-Employee Director Equity Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2013 Annual Meeting of Stockholders)*
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
10.7
Form of Non-Qualified Stock Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2011) *

10.8
Non-Qualified Stock Option Agreement dated as of May 2, 2013 between Legg Mason, Inc. and Joseph A. Sullivan (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 2, 2013)*

10.9	Form of Restricted Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2011) *
10.10	Form of Restricted Stock Unit Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith *
10.11	Form of Restricted Stock Unit Agreement for Non-U.S. Resident Executive under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith *
10.12
Form of Long-Term Incentive Plan award document under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.13	Lease Agreement, dated August 16, 2006, between Legg Mason and FC Eighth Ave., LLC (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.14
Agreement dated October 25, 2009 among Legg Mason, Inc. and Trian Fund Management, L.P., funds managed by it and certain of its affiliates (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on October 25, 2009)

10.15
Credit Agreement, dated as of June 27, 2012, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; The Bank of New York Mellon and State Street Bank and Trust Company, as Joint Documentation Agents; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 28, 2012)

10.16
Incremental Revolving Facility Agreement, dated as of January 31, 2014, among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on February 4, 2014)

10.17	Agreement dated December 16, 2013 between Legg Mason & Co., LLC and Thomas K. Hoops (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013)*
10.18	Legg Mason, Inc. Deferred Compensation Fund Plan (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013)*
10.19	Form of Performance Share Unit Award Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith*
10.20
Form of director's service agreement dated April 1, 2013 between Legg Mason & Co (UK) Limited and Terence Johnson, (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2013)*

10.21
Amended and Restated Standstill Agreement, dated as of May 23. 2012, between Legg Mason, Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 23, 2012)

10.22
Note Exchange Agreement, dated as of May 16, 2012, among Legg Mason, Inc. KKR I-L Limited, Citibank N.A., Credit Suisse International, HSBC Bank USA, N.A. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current report on Form 8-K filed on May 22, 2012)

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
101
Financial statements from the annual report on Form 10-K of Legg Mason, Inc. for the year ended March 31, 2014, filed on May 23, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

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
Date: May 23, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph A. Sullivan	President, Chief Executive Officer (Principal Executive Officer), and Director	May 23, 2014
Joseph A. Sullivan

/s/ Peter H. Nachtwey	Chief Financial Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)	May 23, 2014
Peter H. Nachtwey

/s/ Harold L. Adams	Director	May 23, 2014
Harold L. Adams

/s/ Robert Angelica	Director	May 23, 2014
Robert Angelica

/s/ John T. Cahill	Director	May 23, 2014
John T. Cahill

/s/ Carol A. Davidson	Director	May 23, 2014
Carol A. Davidson

/s/ Barry W. Huff	Director	May 23, 2014
Barry W. Huff

/s/ Dennis M. Kass	Director	May 23, 2014
Dennis M. Kass

/s/ John E. Koerner III	Director	May 23, 2014
John E. Koerner III

/s/ Cheryl Gordon Krongard	Director	May 23, 2014
Cheryl Gordon Krongard

/s/ John V. Murphy	Director	May 23, 2014
John V. Murphy

/s/ John H. Myers	Director	May 23, 2014
John H. Myers

Signature	Title	Date

/s/ Nelson Peltz	Director	May 23, 2014
Nelson Peltz

/s/ W. Allen Reed	Director	May 23, 2014
W. Allen Reed

/s/ Margaret Milner Richardson	Director	May 23, 2014
Margaret Milner Richardson

/s/ Kurt L. Schmoke	Director	May 23, 2014
Kurt L. Schmoke