Form 10-Q
period 2014-06-30
LEGG MASON, INC.
filed 2014-08-06
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
115,815,182 shares of common stock as of the close of business on July 31, 2014.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$1,283,390	$858,022
Cash and cash equivalents of consolidated investment vehicles	1,880	56,372
Restricted cash	19,070	13,455
Receivables:
Investment advisory and related fees	334,747	348,633
Other	37,298	68,186
Investment securities	462,621	467,726
Investment securities of consolidated investment vehicles	49,441	50,463
Deferred income taxes	181,409	186,147
Other	104,854	47,677
Other assets of consolidated investment vehicles	1,185	31,702
Total Current Assets	2,475,895	2,128,383
Fixed assets, net	187,388	189,241
Intangible assets, net	3,171,456	3,171,773
Goodwill	1,249,561	1,240,523
Investments of consolidated investment vehicles	35,117	31,810
Deferred income taxes	163,655	165,705
Other	164,725	183,706
Other assets of consolidated investment vehicles	137	208
TOTAL ASSETS	$7,447,934	$7,111,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$167,736	$425,466
Accounts payable and accrued expenses	214,302	214,819
Current portion of long-term debt	645,502	438
Other	104,223	91,586
Debt and other current liabilities of consolidated investment vehicles	2,959	88,936
Total Current Liabilities	1,134,722	821,245
Deferred compensation	62,798	49,618
Deferred income taxes	297,154	265,583
Other	153,783	166,209
Long-term debt	1,053,349	1,038,826
TOTAL LIABILITIES	2,701,806	2,341,481

Commitments and Contingencies (Note 9)

REDEEMABLE NONCONTROLLING INTERESTS	46,970	45,144

STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 116,111,406 shares in June 2014 and 117,173,639 shares in March 2014	11,611	11,717
Additional paid-in capital	3,058,564	3,148,396
Employee stock trust	(30,832)	(29,922)
Deferred compensation employee stock trust	30,832	29,922
Retained earnings	1,579,659	1,526,662
Accumulated other comprehensive income, net	49,324	37,949
TOTAL STOCKHOLDERS' EQUITY	4,699,158	4,724,724
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,447,934	$7,111,349
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$204,770	$191,034
Funds	381,627	370,471
Performance fees	16,303	22,021
Distribution and service fees	89,716	84,879
Other	1,465	2,012
Total Operating Revenues	693,881	670,417
OPERATING EXPENSES
Compensation and benefits	305,506	296,111
Distribution and servicing	148,708	170,188
Communications and technology	41,950	38,399
Occupancy	26,957	26,809
Amortization of intangible assets	895	3,624
Other	50,319	51,752
Total Operating Expenses	574,335	586,883
OPERATING INCOME	119,546	83,534
OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	2,525	1,639
Interest expense	(17,058)	(13,068)
Other income, net	6,248	85
Other non-operating income of consolidated investment vehicles, net	3,007	2,697
Total Other Non-Operating Income (Expense)	(5,278)	(8,647)
INCOME BEFORE INCOME TAX PROVISION	114,268	74,887
Income tax provision	40,656	25,792
NET INCOME	73,612	49,095
Less: Net income attributable to noncontrolling interests	1,424	1,280
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$72,188	$47,815

NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$0.62	$0.38
Diluted	$0.61	$0.38

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	117,126	125,228
Diluted	118,219	125,412

DIVIDENDS DECLARED PER SHARE	$0.16	$0.13
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
NET INCOME	$73,612	$49,095
Other comprehensive income (loss):
Foreign currency translation adjustment	10,716	(25,442)
Unrealized gains (losses) on investment securities:
Unrealized holding losses, net of tax benefit of $(3) and $(94), respectively	(5)	(140)
Reclassification adjustment for losses included in net income	5	6
Net unrealized losses on investment securities	—	(134)
Unrealized gains on reverse treasury rate lock, net of tax provision of $495	773	—
Reclassification for assets held for sale	(114)	—
Total other comprehensive income (loss)	11,375	(25,576)
COMPREHENSIVE INCOME	84,987	23,519
Less: Comprehensive income attributable to noncontrolling interests	1,424	1,280
COMPREHENSIVE INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$83,563	$22,239
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
COMMON STOCK
Beginning balance	$11,717	$12,534
Stock options and other stock-based compensation	25	26
Deferred compensation employee stock trust	2	3
Deferred compensation, net	99	115
Employee tax withholdings by settlement of net share transactions	(45)	(41)
Shares repurchased and retired	(187)	(262)
Ending balance	11,611	12,375
ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,148,396	3,449,190
Stock options and other stock-based compensation	8,423	11,117
Deferred compensation employee stock trust	1,139	904
Deferred compensation, net	11,269	11,788
Employee tax withholdings by settlement of net share transactions	(20,851)	(12,935)
Shares repurchased and retired	(89,812)	(89,688)
Ending balance	3,058,564	3,370,376
EMPLOYEE STOCK TRUST
Beginning balance	(29,922)	(32,623)
Shares issued to plans	(1,141)	(907)
Distributions and forfeitures	231	2,123
Ending balance	(30,832)	(31,407)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	29,922	32,623
Shares issued to plans	1,141	907
Distributions and forfeitures	(231)	(2,123)
Ending balance	30,832	31,407
RETAINED EARNINGS
Beginning balance	1,526,662	1,304,259
Net Income Attributable to Legg Mason, Inc.	72,188	47,815
Dividends declared	(19,191)	(16,228)
Ending balance	1,579,659	1,335,846
APPROPRIATED RETAINED EARNINGS FOR CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	—	4,829
Net income reclassified to appropriated retained earnings	—	398
Ending balance	—	5,227
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Beginning balance	37,949	47,539
Net unrealized losses on investment securities	—	(134)
Net unrealized gain on reverse treasury rate lock	773	—
Reclassification for assets held for sale	(114)	—
Foreign currency translation adjustment	10,716	(25,442)
Ending balance	49,324	21,963
TOTAL STOCKHOLDERS’ EQUITY	$4,699,158	$4,745,787

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$73,612	$49,095
Adjustments to reconcile Net Income to net cash used in operations:
Depreciation and amortization	13,969	15,472
Accretion and amortization of securities discounts and premiums, net	737	755
Stock-based compensation	16,380	15,334
Net (gains) losses on investments	(5,402)	1,511
Net gains of consolidated investment vehicles	(1,937)	(1,823)
Deferred income taxes	3,622	28,808
Other	241	1,386
Decrease (increase) in assets:
Investment advisory and related fees receivable	14,774	15,565
Net sales (purchases) of trading and other current investments	27,219	(16,842)
Other receivables	9,659	(1,799)
Other assets	23,920	(3,760)
Other assets of consolidated investment vehicles	84,732	4,880
Increase (decrease) in liabilities:
Accrued compensation	(255,821)	(170,523)
Deferred compensation	13,180	(7,416)
Accounts payable and accrued expenses	(1,959)	1,208
Other liabilities	(17,952)	(5,340)
Other liabilities of consolidated investment vehicles	(6,798)	(4,314)
CASH USED IN OPERATING ACTIVITIES	(7,824)	(77,803)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	(11,775)	(11,863)
Business acquisition, net of cash acquired	(10,558)	—
Change in restricted cash	(5,636)	(4,639)
Purchases of investment securities	(2,317)	(598)
Proceeds from sales and maturities of investment securities	2,136	758
Purchases of investments by consolidated investment vehicles	—	(11,031)
Proceeds from sales and maturities of investments by consolidated investment vehicles	—	66,369
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(28,150)	$38,996

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	$(219)	$(50,220)
Repayment of long-term debt of consolidated investment vehicles	(79,179)	(54,289)
Proceeds from issuance of long-term debt	658,769	—
Debt issuance costs	(4,529)	—
Issuance of common stock for stock-based compensation	8,788	8,665
Employee tax withholdings by settlement of net share transactions	(20,896)	(12,976)
Repurchase of common stock	(89,999)	(89,950)
Dividends paid	(15,507)	(14,114)
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	402	(1,409)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	457,630	(214,293)
EFFECT OF EXCHANGE RATES ON CASH	3,712	(12,656)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	425,368	(265,756)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	858,022	933,036
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,283,390	$667,280

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
June 30, 2014
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

2. Significant Accounting Policies

Consolidation
In the normal course of its business, Legg Mason sponsors and manages various types of investment vehicles. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make, and any earned but uncollected management fees. Legg Mason did not sell or transfer assets to any of these investment vehicles. In accordance with financial accounting standards on consolidation, Legg Mason consolidates and separately identifies certain sponsored investment vehicles as consolidated investment vehicles (“CIVs”). The consolidation of these investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results. The change in the value of these CIVs, which is recorded in Other Non-Operating Income (Expense), is reflected in Net Income, net of amounts allocated to noncontrolling interests.

Certain investment vehicles Legg Mason sponsors and is the manager of are considered to be variable interest entities ("VIEs") (further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). Legg Mason may also fund the initial cash investment in certain VRE investment vehicles to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer term. Legg Mason held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV as of June 30, 2014, March 31, 2014, and June 30, 2013.

A VIE is an entity which does not have adequate equity to finance its activities without additional subordinated financial support; or the equity investors, as a group, do not have the normal characteristics of equity for a potential controlling financial interest.

Investment Company VIEs
For most sponsored investment fund VIEs deemed to be investment companies, including money market funds, Legg Mason determines it is the primary beneficiary of a VIE if it absorbs a majority of the VIE's expected losses, or receives a majority of the VIE's expected residual returns, if any. Legg Mason's determination of expected residual returns excludes gross fees paid to a decision maker if certain criteria are met. In determining whether it is the primary beneficiary of an investment company VIE, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders; economic participation of all parties, including how fees are earned and paid to Legg Mason; related party (including employees’) ownership; guarantees and implied relationships.

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of June 30, 2014, March 31, 2014 and June 30, 2013, despite significant third party investments in this product. As of June 30, 2014 and March 31, 2014, Legg Mason also concluded it was the primary beneficiary of 16 employee-owned funds it sponsors, which were consolidated and reported as CIVs.

Other VIEs
For other sponsored investment funds that do not meet the investment company criteria, Legg Mason determines it is the primary beneficiary of a VIE if it has both the power to direct the activities of a VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to a VIE.

As of June 30, 2014, Legg Mason had a variable interest in three collateralized loan obligations ("CLOs"). Legg Mason concluded it was not the primary beneficiary of these CLOs, which were not consolidated, as it holds no equity interest in these investment vehicles and their level of expected fees is insignificant. As of March 31, 2014 and June 30, 2013, Legg Mason had a variable interest in two of these CLOs, which also were not consolidated in either of these periods. As of March 31, 2014 and June 30, 2013, Legg Mason concluded that it was the primary beneficiary of one CLO in which it held a variable interest. Although it held no equity interest in this investment vehicle, it had both the power to control and had a significant variable interest because of the level of its expected subordinated fees. As of March 31, 2014 and June 30, 2013, the balances related to this CLO were consolidated and reported as a CIV in the Company's consolidated financial statements. During the three months ended June 30, 2014, this CLO was substantially liquidated and was not consolidated by Legg Mason as of June 30, 2014.

See Notes 4 and 12 for additional information regarding VIEs and VREs.

Noncontrolling Interests
For CIVs with third-party investors, the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. Also included in redeemable noncontrolling interests are vested affiliate management equity plan units. There were no nonredeemable noncontrolling interests as of June 30, 2014 or March 31, 2014. Net income attributable to noncontrolling interests in the Consolidated Statements of Income for the three months ended June 30, 2013 also includes Net income reclassified to appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheet as of June 30, 2013.

Net income attributable to noncontrolling interests for the three months ended June 30, included the following amounts:

	Three Months Ended June 30,
	2014	2013
Net income attributable to redeemable noncontrolling interests	$1,424	$882
Net Income reclassified to appropriated retained earnings for consolidated investment vehicle	—	398
Total	$1,424	$1,280

Redeemable noncontrolling interests as of and for the three months ended June 30, included the following amounts:

	Three Months Ended June 30,
	2014	2013
Balance, beginning of period	$45,144	$21,009
Net income attributable to redeemable noncontrolling interests	1,424	882
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	402	(1,409)
Balance, end of period	$46,970	$20,482

Accumulated Other Comprehensive Income
There were no significant amounts reclassified from Accumulated other comprehensive income to the Consolidated Statements of Income for the three months ended June 30, 2014 or 2013.

Recent Accounting Developments
In May 2014, the Financial Accounting Standards Board (“FASB”) updated the guidance on revenue recognition. The updated guidance improves comparability and removes inconsistencies in revenue recognition practices across entities, industries, jurisdictions, and capital markets. This update will be effective for Legg Mason in fiscal 2018 and Legg Mason is evaluating the impact of its adoption.

In July 2014, the FASB ratified a revised Emerging Issues Task Force consensus that will update the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities. The update will require that an entity electing to apply the guidance should measure both the financial assets and financial liabilities using the fair value of the consolidated collateralized financing entity’s financial assets or financial liabilities, whichever is more observable. This update will also require certain disclosures by entities that apply its provisions and will be effective for Legg Mason in fiscal 2017, unless adopted earlier. Legg Mason is evaluating the impact of its adoption.

3. Acquisitions and Disposition

QS Investors, LLC
Effective May 31, 2014, Legg Mason completed the acquisition of all of the outstanding equity interests of QS Investors, LLC ("QS Investors"), a customized solutions and global quantitative equities provider, in accordance with a Purchase Agreement (the "Purchase Agreement") entered into in March 2014. At the time of acquisition, QS Investors had approximately $5,000,000 in assets under management ("AUM") and nearly $100,000,000 in assets under advisement.

The initial purchase price was a cash payment of $11,000, funded from existing cash. In addition, contingent consideration of up to $10,000 and $20,000 for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The contingent consideration liability established at closing had an acquisition date fair value of $14,670, which represented the present value of the contingent consideration expected to be paid. The contingent consideration liability is included in Other liabilities in the Consolidated Balance Sheet at June 30, 2014.

A summary of the acquisition-date fair values of the assets acquired and liabilities assumed are as follows:

Cash(1)	$441
Receivables(1)	2,699
Amortizable asset management contracts	7,060
Goodwill(1)	16,254
Other liabilities, net(1)	(784)
Contingent consideration	(14,670)
Total net assets acquired	$11,000
(1) Subject to adjustments for amounts ultimately realized, as provided in the Purchase Agreement.

The fair value of the amortizable asset management contracts is being amortized over a period of 10 years. Purchase price allocated to goodwill is expected to be deductible for U.S. tax purposes over a period of 15 years.

Management estimated the fair values of the amortizable asset management contracts based upon discounted cash flow analyses, and the contingent consideration expected to be paid based upon probability-weighted revenue projections, using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these analyses at acquisition including projected annual cash flows, revenues and discount rates, are summarized as follows:

	Projected Cash Flow Attrition	Discount Rate
Amortizable asset management contracts	(10)%	15.0%

	Projected Revenue Growth Rates	Discount Rates
Contingent consideration	0% to 10% (weighted-average - 6%)	1.2% / 2.1%

Goodwill is principally attributable to synergies expected to arise with the integration of QS Investors.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different. The financial results of QS Investors included in Legg Mason's consolidated financial results for the three months ended June 30, 2014 were not significant.

Over time, Legg Mason plans to integrate two existing affiliates, QS Batterymarch Financial Management, Inc. ("Batterymarch") and QS Legg Mason Global Asset Allocation, LLC ("LMGAA"), into QS Investors to leverage the best capabilities of each entity. In connection with the integration, Legg Mason expects to incur cumulative restructuring and transition costs of approximately $35,000 to $40,000, primarily comprised of charges for employee termination benefits, including severance and retention incentives, as well as real estate related charges. Total charges for restructuring and transition costs of $16,194 have been recognized through June 30, 2014, which includes $13,636 for the three months ended June 30, 2014, primarily recorded in Compensation and benefits in the Consolidated Statements of Income.

The table below presents a summary of changes in the restructuring and transition-related liability from March 31, 2013 through June 30, 2014 and cumulative charges incurred to date:

	Compensation	Other	Total
Balance as of March 31, 2013	$—	$—	$—
Accrued charges	2,161	111	2,272
Balance as of March 31, 2014	2,161	111	2,272
Accrued charges	12,863	—	12,863
Payments	—	(11)	(11)
Balance as of June 30, 2014	$15,024	$100	$15,124

Non-cash charges(1)
Year ended March 31, 2014	$—	$286	$286
Three months ended June 30, 2014	141	632	773
Total	$141	$918	$1,059

Cumulative charges incurred as of June 30, 2014	$15,165	$1,029	$16,194
(1) Includes stock-based compensation expense and accelerated fixed asset depreciation.

Legg Mason expects to incur approximately $19,000 to $24,000 in additional restructuring and transition costs associated with the integration of Batterymarch and LMGAA into QS Investors, with approximately $16,000 to $21,000 of the anticipated remaining costs expected to be incurred in the remainder of fiscal 2015.

Fauchier Partners Management, Limited
On March 13, 2013, The Permal Group Ltd. ("Permal"), a wholly-owned subsidiary of Legg Mason, completed the acquisition of all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a European based manager of funds-of-hedge funds, from BNP Paribas Investment Partners, S.A. in accordance with a Sale and Purchase Agreement ("SPA") entered into in December 2012.

As of June 30, 2014, the fair value of the contingent consideration liability was $30,614, an increase of $1,061 from March 31, 2014, all of which is attributable to changes in the exchange rate and interest amortization. The contingent consideration liability is included in Other current liabilities in the Consolidated Balance Sheets. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 11 for additional information regarding derivatives and hedging.

Legg Mason Investment Council and Trust
On June 4, 2014, Legg Mason announced an agreement to sell all of its equity interests in Legg Mason Investment Council and Trust ("LMIC") to Stifel Financial Corporation's Global Wealth Management segment. The sale is subject to regulatory approval and is expected to be completed before the end of calendar year 2014.

Related assets and liabilities held for sale of $47,974 and $4,686, respectively, are included in Other current assets and Other current liabilities, respectively, on the Consolidated Balance Sheet at June 30, 2014. These assets included $12,146 of available-for-sale investments with related net unrealized gains of $114, previously included in Accumulated other comprehensive income, net. The sale is not expected to have a material impact on Legg Mason's consolidated financial condition or results of operations.

4. Investments and Fair Value of Assets and Liabilities

The disclosures below include details of Legg Mason's assets and liabilities that are measured at fair value, excluding the assets and liabilities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of June 30, 2014
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$942,882	$—	$—	$942,882
Time deposits and other	—	111,096	—	111,096
Total cash equivalents	942,882	111,096	—	1,053,978
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	92,610	—	—	92,610
Trading investments of proprietary fund products and other trading investments(3)	268,239	84,230	179	352,648
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	8,764	8,599	—	17,363
Total current investments	369,613	92,829	179	462,621
Investments in partnerships, LLCs and other(6)	—	—	21,654	21,654
Equity method investments in partnerships and LLCs(4)(6)	—	—	57,621	57,621
Derivative assets(7)	5,387	2,015	—	7,402
Other investments(6)	—	—	92	92
Total	$1,317,882	$205,940	$79,546	$1,603,368
Liabilities:
Contingent consideration liabilities(8)	$—	$—	$(45,284)	$(45,284)
Derivative liabilities(7)	(3,040)	—	—	(3,040)
Total	$(3,040)	$—	$(45,284)	$(48,324)

	As of March 31, 2014
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$456,631	$—	$—	$456,631
Time deposits and other	—	106,226	—	106,226
Total cash equivalents	456,631	106,226	—	562,857
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	109,648	—	—	109,648
Trading investments of proprietary fund products and other trading investments(3)	260,251	75,015	190	335,456
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	8,497	14,125	—	22,622
Total current investments	378,396	89,140	190	467,726
Available-for-sale investment securities(6)	2,048	10,024	—	12,072
Investments in partnerships, LLCs and other(6)	—	2,878	21,586	24,464
Equity method investments in partnerships and LLCs(4)(6)	—	—	62,973	62,973
Derivative assets(7)	3,584	—	—	3,584
Other investments(6)	—	—	90	90
Total	$840,659	$208,268	$84,839	$1,133,766
Liabilities:
Contingent consideration liability(8)	$—	$—	$(29,553)	$(29,553)
Derivative liabilities(7)	(2,335)	—	—	(2,335)
Total	$(2,335)	$—	$(29,553)	$(31,888)

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

(3)
Trading investments of proprietary fund products and other trading investments consist of approximately 52% and 48% in equity and debt securities, respectively, as of June 30, 2014, and approximately 53% and 47% in equity and debt securities, respectively, as of March 31, 2014.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximate fair value) relating to long-term incentive compensation plans of $8,599 and $14,125 as of June 30, 2014 and March 31, 2014, respectively, and proprietary fund products and other investments of $8,764 and $8,497 as of June 30, 2014 and March 31, 2014, respectively, which are classified as Investment securities on the Consolidated Balance Sheets.

(6)	Amounts are included in Other non-current assets on the Consolidated Balance Sheets for each of the periods presented.

(7)	See Note 11.

(8)	See Note 2.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had investments in proprietary fund products, which totaled $421,168 and $405,918, as of June 30, 2014 and March 31, 2014, respectively, which are substantially comprised of investments in 49 funds and 46 funds as of June 30, 2014 and March 31, 2014, respectively, that are individually greater than $1,000 and together comprise over 90% of the seed capital investments total in each period.

See Notes 2 and 12 for information regarding the determination of whether investments in proprietary fund products represent VIEs.
Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the equity method, the cost method, or NAV practical expedient discussed below, such that measurement uncertainty has little relevance.
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2014 and 2013, are presented in the tables below:

	Value as of March 31, 2014	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2014
Assets:
Trading investments of proprietary fund products and other trading investments	$190	$—	$(10)	$—	$—	$(1)	$179
Investments in partnerships, LLCs and other	21,586	—	—	—	—	68	21,654
Equity method investments in partnerships and LLCs	62,973	968	(5,848)	(564)	—	92	57,621
Other investments	90	—	—	—	—	2	92
	$84,839	$968	$(5,858)	$(564)	$—	$161	$79,546
Liabilities:
Contingent consideration liabilities	$(29,553)	$(14,670)	$—	$—	$—	$(1,061)	$(45,284)

	Value as of March 31, 2013	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2013
Assets:
Trading investments of proprietary fund products and other trading investments	$246	$—	$—	$(13)	$—	$—	$233
Investments in partnerships, LLCs and other	27,762	800	(193)	(165)	—	(186)	28,018
Equity method investments in partnerships and LLCs	66,338	196	(313)	(3,572)	—	704	63,353
Other investments	111	—	—	—	—	(6)	105
	$94,457	$996	$(506)	$(3,750)	$—	$512	$91,709
Liabilities:
Contingent consideration liability	$(21,900)	$—	$—	$—	$—	$(31)	$(21,931)

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other Non-Operating Income (Expense) on the Consolidated Statements of Income. The change in unrealized losses for Level 3 investments and liabilities still held at the reporting date was $1,331 and $793 for the three months ended June 30, 2014 and 2013, respectively.

There were no transfers between Level 1 and Level 2 during the three months ended June 30, 2014 and 2013.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of June 30, 2014 and March 31, 2014, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of June 30, 2014
Category of Investment	Investment Strategy	June 30, 2014		March 31, 2014		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$29,471	(1)	$34,771	(1)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	18,828		19,461		$20,000	n/a
Private equity funds	Long/short equity	22,911	(2)	22,759	(2)	5,262	Up to 8 years
Other	Various	2,170		2,434		n/a	Various (3)
Total		$73,380	(4)	$79,425	(4)	$25,262
n/a-not applicable

(1)	30% monthly redemption and 70% quarterly redemption as of June 30, 2014. 40% monthly redemption and 60% quarterly redemption as of March 31, 2014. All lockups expired in June 2013.
(2)    Liquidations are expected over the remaining term.

(3)	Of this balance, 11% has a remaining term of less than one year and 89% has a remaining term of 19 years.

(4)	Comprised of approximately 33% and 67% of Level 2 and Level 3 assets, respectively, as of June 30, 2014 and 31% and 69% of Level 2 and Level 3 assets, respectively, as of March 31, 2014.

There are no current plans to sell any of these investments held as of June 30, 2014.

5. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. The following table reflects the components of fixed assets as of:

	June 30, 2014	March 31, 2014
Equipment	$148,992	$147,663
Software	254,700	249,368
Leasehold improvements	212,229	209,747
Total cost	615,921	606,778
Less: accumulated depreciation and amortization	(428,533)	(417,537)
Fixed assets, net	$187,388	$189,241

Depreciation and amortization expense related to fixed assets was $13,074 and $11,848 for the three months ended June 30, 2014 and 2013, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	June 30, 2014	March 31, 2014
Amortizable asset management contracts
Cost	$179,893	$207,224
Accumulated amortization	(170,417)	(197,255)
Net	9,476	9,969
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Permal/Fauchier funds-of-hedge fund management contracts	698,104	698,104
Other fund management contracts	304,725	304,549
Trade names	52,800	52,800
	3,161,980	3,161,804
Intangible assets, net	$3,171,456	$3,171,773

In connection with the previously discussed agreement to sell LMIC, amortizable asset management contracts with a cost of $36,864 and accumulated amortization of $30,205 were reclassified to assets held for sale. See Note 3 for additional information.

As of Legg Mason's most recent annual impairment test as of December 31, 2013, the assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management ("CAM") acquisition exceeded the carrying value by approximately 21%; and the assessed fair value of the indefinite-life funds-of-hedge funds contracts asset related to the Permal and Fauchier acquisitions exceeded the combined carrying values by approximately 10%. Should market performance, flows, or related AUM levels decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that the assets could be deemed to be impaired by a material amount.

As of June 30, 2014, amortizable asset management contracts are being amortized over a weighted-average remaining life of 8.6 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2015	$1,018
2016	1,188
2017	1,188
2018	1,188
2019	1,188
Thereafter	3,706
Total	$9,476

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2014	$2,402,423	$(1,161,900)	$1,240,523
Impact of excess tax basis amortization	(5,429)	—	(5,429)
Business acquisition, net of $8,104 reclassification relating to LMIC (See Note 3)	8,150	—	8,150
Other, including changes in foreign exchange rates	6,317	—	6,317
Balance as of June 30, 2014	$2,411,461	$(1,161,900)	$1,249,561

7. Long-Term Debt

The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

Long-term debt consists of the following:

	June 30, 2014				March 31, 2014
	Current Value	Adjustment Due to Interest Rate Swap	Unamortized Discount (Premium)	Maturity Amount	Accreted Value
2.7% Senior Notes due 2019	$250,195	$(747)	$552	$250,000	$—
5.5% Senior Notes due 2019	645,283	—	4,717	650,000	645,042
3.95% Senior Notes due 2024	249,544	—	456	250,000	—
5.625% Senior Notes due 2044	553,610	—	(3,610)	550,000	393,784
Other term loans	219	—	—	219	438
Subtotal	1,698,851	(747)	2,115	1,700,219	1,039,264
Less: current portion	645,502	—	4,717	650,219	438
Total	$1,053,349	$(747)	$(2,602)	$1,050,000	$1,038,826

In June 2014, Legg Mason issued $250,000 of 2.7% Senior Notes due 2019 (the "2019 Notes"), $250,000 of 3.95% Senior Notes due 2024 (the "2024 Notes"), and an additional $150,000 of the existing 5.625% Senior Notes due 2044 (the "2044 Notes"). Subsequently, in July 2014, the proceeds of $658,769 and existing cash were used to redeem the outstanding $650,000 of 5.5% Senior Notes due 2019 and a make-whole premium of $98,418 discussed below.

On June 23, 2014, Legg Mason entered into a reverse treasury rate lock contract with a financial intermediary, which was designated as a cash flow hedge. The contract was issued in connection with the retirement of the remaining $650,000 principal of the 5.5% Senior Notes in July 2014. The Company entered into the reverse treasury rate lock agreement with a contractual termination date of July 18, 2014 in order to hedge the variability in the retirement payment on the entire principal amount of debt. The reverse treasury rate lock contract effectively fixed the present value of the forecasted debt make-whole payment which was priced on July 18, 2014, to eliminate risk associated with changes in the five-year U.S. treasury yield. The fair value of the contract at June 30, 2014, was an asset of $1,268, which was recorded in Other current assets with an offsetting gain recorded within Accumulated other comprehensive income, net (net of deferred taxes of $495) in the Consolidated Balance Sheet. There was no material ineffectiveness related to this cash flow hedge at June 30, 2014.

The retirement of the 5.5% Senior Notes resulted in a pre-tax non-operating charge of $107,074 in July 2014, consisting of a make-whole premium of $98,418 to call the 5.5% Senior Notes, net of $638 from the settlement of the reverse treasury lock before related administrative fees, and non-cash amounts of $8,656 associated with existing deferred charges and original issue discount.

2.7% Senior Notes due 2019
The $250,000 2019 Notes were sold at a discount of $553, which is being amortized to interest expense over the five-year term. The 2019 Notes can be redeemed at any time prior to the scheduled maturity in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.20%, together with any related accrued and unpaid interest.

On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap is being used to convert the 2019 Notes from fixed rate debt to floating rate debt and has identical terms as the underlying debt being hedged, so no ineffectiveness is expected to be realized. The swap has a five-year term, and matures on July 15, 2019. The fair value of the contract at June 30, 2014, was a derivative asset of $747, which was recorded in Other assets and a corresponding fair value adjustment to the related carrying value of the debt in the Consolidated Balance Sheet. The swap payment dates coincide with the debt payment dates on July 15 and January 15. The related receipts/payments by Legg Mason are recorded as Interest expense in the Consolidated Statement of Income. Cash collateral of $780 was provided for the interest rate swap as of June 30, 2014.

3.95% Senior Notes due 2024
The $250,000 2024 Notes were sold at a discount of $458, which is being amortized to interest expense over the 10-year term. The 2024 Notes can be redeemed at any time prior to the scheduled maturity in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.25%, together with any related accrued and unpaid interest.

5.625% Senior Notes due 2044
The $150,000 additional 2044 Notes were sold at a premium of $9,779, which is being amortized to interest expense over the 30-year term. The 2044 Notes can be redeemed at any time prior to the scheduled maturity in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.30%, together with any related accrued and unpaid interest.

As of June 30, 2014, the aggregate maturities of long-term debt by fiscal year, based on their contractual terms, are as follows:

Remaining 2015	$650,219
2016	—
2017	—
2018	—
2019	—
Thereafter	1,050,000
Total	$1,700,219

At June 30, 2014, the estimated fair value of long-term debt was approximately $1,834,104, including the fair value of the 2019 Notes of $250,747, which is carried at fair value in the Consolidated Balance Sheet. The fair value was estimated using publicly quoted market prices and, along with the fair value of other long-term debt, was classified as Level 2 in the fair value hierarchy.

8.  Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, management equity plans and deferred compensation payable in stock. Shares available for issuance under the active equity incentive stock plan as of June 30, 2014, were 7,718. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four to five years and expire within eight to ten years from the date of grant.

Stock Options
Compensation expense relating to stock options for the three months ended June 30, 2014, and 2013 was $3,264 and $3,241, respectively.

Stock option transactions under Legg Mason's equity incentive plans during the three months ended June 30, 2014, and 2013 are summarized below:

	Three Months Ended June 30,
	2014		2013
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options Outstanding at March 31	4,801	$43.02	5,361	$53.13
Granted	916	47.64	1,215	33.64
Exercised	(236)	30.84	(262)	29.95
Canceled/forfeited	(37)	70.04	(101)	67.42
Options outstanding at June 30	5,444	$44.14	6,213	$50.07
At June 30, 2014, options were exercisable for 3,006 shares and the weighted-average exercise price was $49.93. Stock options exercisable at June 30, 2014, have a weighted-average remaining contractual life of 3.5 years.  Unamortized compensation cost at June 30, 2014, was $24,395 and was related to unvested options for 2,438 shares. The unamortized compensation cost at June 30, 2014 is expected to be recognized over a weighted-average period of 1.9 years.
The weighted-average fair value of service-based stock option grants during the three months ended June 30, 2014 and 2013, excluding those granted to our Chief Executive Officer in May 2013 discussed below, using the Black-Scholes option pricing model, was $12.03 and $12.13 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Expected dividend yield	1.04%	1.54%
Risk-free interest rate	1.51%	0.80%
Expected volatility	29.53%	45.08%
Expected life (in years)	4.94	4.93

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

In May 2013, Legg Mason awarded options to purchase 500 shares of Legg Mason, Inc. common stock at an exercise price of $31.46, equal to the then current market value of Legg Mason's common stock, to its Chief Executive Officer, which is included in the outstanding options table. The award had a grant date fair value of $5,525 and is subject to vesting requirements, 25% of which vests over a two-year service period; 25% of which vests over a two-year service period and is subject to Legg Mason's common stock price equaling or exceeding $36.46 for 20 consecutive trading days; 25% of which is subject to Legg Mason's common stock price equaling or exceeding $41.46 for 20 consecutive trading days; and 25% of which is subject to Legg Mason's common stock price equaling or exceeding $46.46 for 20 consecutive trading days; as well as a requirement that certain shares received upon exercise are retained for a two-year period. In January 2014, 25% of this award vested when the Legg Mason stock price met and exceeded $41.46 for 20 consecutive trading days. In June 2014, 25% of this award vested when the Legg Mason stock price met and exceeded $46.46 for 20 consecutive trading days.

The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Compensation expense relating to restricted stock and restricted stock units for the three months ended June 30, 2014 and 2013, was $11,206 and $11,948, respectively.

Restricted stock and restricted stock unit transactions during the three months ended June 30, 2014 and 2013 are summarized below:

	Three Months Ended June 30,
	2014		2013
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested Shares at March 31	3,334	$30.77	3,738	$27.99
Granted	1,152	47.75	1,278	35.16
Vested	(1,271)	30.78	(1,224)	28.82
Canceled/forfeited	(84)	35.73	(48)	29.62
Unvested Shares at June 30,	3,131	$36.88	3,744	$30.15

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at June 30, 2014 of $104,171 is expected to be recognized over a weighted-average period of 1.9 years.

Other
In May 2014, Legg Mason granted certain executive officers 78 performance share units as part of their fiscal 2014 incentive award with an aggregate value of $3,457. The performance share units which vest, and the number of shares payable at vesting, are determined based on Legg Mason’s relative total stockholder return over a three-year period ending April 30, 2017. Compensation expense relating to the performance units for the three months ended June 30, 2014 was $192.

The grant date fair value per unit for these awards of $44.11 was estimated as of the grant date using a Monte Carlo pricing model with the following assumptions:

Expected dividend yield	1.33%
Risk-free interest rate	0.75%
Expected volatility	30.81%

Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended June 30, 2014 and 2013, was $417 and $145, respectively.

On June 28, 2013, Legg Mason implemented a management equity plan and granted units to key employees of Permal that entitle them to participate in 15% of the future growth of the Permal enterprise value (subject to appropriate discounts), if any, subsequent to the grant date. On March 31, 2014, a similar management equity plan was implemented by Legg Mason with a grant to certain key employees of ClearBridge Investments, LLC ("ClearBridge"). Independent valuations determined the aggregate cost of the awards to be approximately $9,000 and $16,000 for Permal and ClearBridge, respectively, which will be recognized as Compensation expense in the Consolidated Statements of Income over the related vesting periods, through December 2017 and March 2019, respectively. Both arrangements provide that one-half of the respective cost will be absorbed by the affiliate's incentive pool. Total compensation expense related to the Permal and ClearBridge management equity plans was $1,301 for the three months ended June 30, 2014. There was no compensation expense related to either plan for the three months ended June 30, 2013.

During the three months ended June 30, 2013, non-employee directors were granted 4 shares of common stock at a fair value of $125. As of June 30, 2014 and 2013, non-employee directors held 32 and 112 stock options, respectively, which are included in the outstanding options table. As of June 30, 2014 and 2013, non-employee directors held 67 and 91 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. During the three months ended June 30, 2014, non-employee directors were granted 3 restricted stock units and were granted no restricted stock units during the three months ended June 30, 2013.

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

As of June 30, 2014, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining 2015	$106,173
2016	121,313
2017	102,114
2018	89,560
2019	74,658
Thereafter	352,771
Total	$846,589

The minimum rental commitments shown above have not been reduced by $168,703 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 40% is due from one counterparty.  The lease reserve liability, included in the table below, for space subleased as of June 30, 2014 was $35,236. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments include $767,126 in real estate and equipment leases and $79,463 in service and maintenance agreements.

The minimum rental commitments shown above include $28,259 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, included in the table below, was $17,473 as of June 30, 2014, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The table below presents a summary of the changes in the lease reserve liability for subleased space and vacated space for which subleases are being pursued:

Balance as of March 31, 2014	$55,500
Payments, net	(3,161)
Adjustments and other	370
Balance as of June 30, 2014	$52,709

As of June 30, 2014, Legg Mason had commitments to invest approximately $33,576 in limited partnerships that make private investments. These commitments are expected to be funded as required through the end of the respective investment periods ranging through fiscal 2021.

In connection with the acquisition of Fauchier, as further discussed in Note 3, contingent consideration of up to approximately $26,000 and approximately $34,000 (using the foreign exchange rate as of June 30, 2014 for the £15,000 and £20,000 maximum contractual amounts, respectively), may be due on or about the second and fourth anniversaries of closing, respectively, which is dependent upon achieving certain levels of revenue, net of distribution costs, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The fair value of the contingent consideration liability was $30,614 as of June 30, 2014, an increase of $1,061 from March 31, 2014, all of which is attributable to changes in the exchange rate and interest amortization. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 11 for additional information regarding derivatives and hedging.

In connection with the acquisition of QS Investors, as further discussed in Note 3, contingent consideration of up to approximately $10,000 and approximately $20,000 for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The contingent consideration liability established at closing, had an acquisition date fair value of $14,670, which represented the present value of the contingent consideration expected to be paid.

On July 24, 2014, Legg Mason announced that it entered into a definitive agreement to acquire Martin Currie, a leading international equity specialist based in the United Kingdom. See Note 13 for additional information.

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

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of June 30, 2014 is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

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

In management's opinion, an adequate accrual has been made as of June 30, 2014, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

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

During the three months ended June 30, 2014 and 2013, Legg Mason purchased and retired 1,871 and 2,624 shares of its common stock, respectively, for $89,999 and $90,000, through open market purchases. These repurchases reduced weighted-average shares outstanding by 851 and 965 shares for the three months ended June 30, 2014 and 2013, respectively.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended June 30,
	2014	2013
Weighted-average basic shares outstanding	117,126	125,228
Potential common shares:
Employee stock options	1,093	184
Weighted-average diluted shares	118,219	125,412
Net Income	$73,612	$49,095
Less: Net income attributable to noncontrolling interests	1,424	1,280
Net Income Attributable to Legg Mason, Inc.	$72,188	$47,815
Net Income per share Attributable to Legg Mason, Inc. common shareholders
Basic	$0.62	$0.38
Diluted	$0.61	$0.38

The diluted EPS calculations for the three months ended June 30, 2014 and 2013, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of the 2.5% Convertible Senior Notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive.
Options to purchase 1,365 and 5,003 shares for the three months ended June 30, 2014 and 2013, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and therefore, the options are deemed antidilutive. Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met.

11. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging activities excluding the derivatives and hedging activities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Japanese yen, Australian dollar, euro, Singapore dollar, Chinese yuan, Indian rupee, Indonesian rupiah, Malaysian ringgit, Philippine peso, Thai baht and South Korean won. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards or futures contracts executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis, resulting in net Other assets of $2,347 and $1,249 as of June 30, 2014 and March 31, 2014, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $17,676 and $12,985 as of June 30, 2014 and March 31, 2014, respectively.

With the exception of a reverse treasury rate lock contract and interest rate swap contract discussed in Note 7, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended June 30, 2014, March 31, 2014 and June 30, 2013.

The following table presents the fair values as of June 30, 2014 and March 31, 2014, of derivative instruments, classified as Other assets and Other liabilities:

	June 30, 2014		March 31, 2014
	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as hedging instruments (See Note 7)
Interest rate swap	$747	$—	$—	$—
Reverse treasury rate lock	1,268	—	—	—
Total derivative instruments designated as hedging instruments	2,015	—	—	—

Derivative instruments not designated as hedging instruments
Currency forward contracts	5,338	689	3,271	825
Futures and forward contracts	49	2,351	313	1,510
Total derivative instruments not designated as hedging instruments	5,387	3,040	3,584	2,335
Total derivative instruments	$7,402	$3,040	$3,584	$2,335

The following table presents gains (losses) recognized in the Consolidated Statements of Income on derivative instruments. As described above, the currency, futures and forward contracts included below are economic hedges of interest rate and market risk of certain operating and investing activities of Legg Mason, including foreign exchange risk on acquisition contingent consideration. Gains and losses on these derivative instruments substantially offset gains and losses of the economically hedged items.

		Three Months Ended June 30,
		2014		2013
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$2,841	$(417)	$641	$(1,778)
Seed capital investments	Other non-operating income (expense)	33	(354)	721	(924)
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	542	(5,177)	2,813	(3,406)
Total gain (loss) from derivatives not designated as hedging instruments		3,416	(5,948)	4,175	(6,108)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	747	—	—	—
Total		$4,163	$(5,948)	$4,175	$(6,108)

12. Variable Interest Entities and Consolidated Investment Vehicles

As further discussed in Notes 2 and 4, in accordance with financial accounting standards on consolidation, Legg Mason consolidates and separately identifies certain sponsored investment vehicles as CIVs. As of June 30, 2014, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of June 30, 2014, March 31, 2014 and June 30, 2013, despite significant third party investments in this product. As of June 30, 2014 and March 31, 2014, Legg Mason also concluded it was the primary beneficiary of 16 employee-owned funds it sponsors, which were consolidated and reported as CIVs. Legg Mason also held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV as of June 30, 2014, March 31, 2014 and June 30, 2013. In addition, as of March 31, 2014 and June 30, 2013, Legg Mason concluded it was the primary beneficiary of one of three CLOs in which it had a variable interest. As of March 31, 2014 and June 30, 2013, the balances related to this CLO were consolidated and reported as a CIV in the Company's consolidated financial statements. During the three months ended June 30, 2014, this CLO substantially liquidated and was not consolidated by Legg Mason as of June 30, 2014.

Legg Mason's investment in CIVs, as of June 30, 2014 and March 31, 2014, was $40,902 and $39,434, respectively, including VREs of $24,300 and $19,659, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of June 30, 2014 and March 31, 2014, respectively, and the Consolidated Statements of Income for the three months ended June 30, 2014 and 2013, respectively:
Consolidating Balance Sheets

	June 30, 2014				March 31, 2014
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current Assets	$2,464,323	$52,506	$(40,934)	$2,475,895	$2,032,827	$138,537	$(42,981)	$2,128,383
Non-current assets	4,936,785	35,254	—	4,972,039	4,950,948	32,018	—	4,982,966
Total Assets	$7,401,108	$87,760	$(40,934)	$7,447,934	$6,983,775	$170,555	$(42,981)	$7,111,349
Current Liabilities	$1,131,795	$2,959	$(32)	$1,134,722	$735,737	$89,055	$(3,547)	$821,245
Non-current liabilities	1,567,084	—	—	1,567,084	1,520,236	—	—	1,520,236
Total Liabilities	2,698,879	2,959	(32)	2,701,806	2,255,973	89,055	(3,547)	2,341,481
Redeemable Non-controlling interests	3,167	27,394	16,409	46,970	3,172	26,325	15,647	45,144
Total Stockholders’ Equity	4,699,062	57,407	(57,311)	4,699,158	4,724,630	55,175	(55,081)	4,724,724
Total Liabilities and Equity	$7,401,108	$87,760	$(40,934)	$7,447,934	$6,983,775	$170,555	$(42,981)	$7,111,349

Consolidating Statements of Income

	Three Months Ended
	June 30, 2014				June 30, 2013
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total Operating Revenues	$694,064	$—	$(183)	$693,881	$671,032	$—	$(615)	$670,417
Total Operating Expenses	574,315	203	(183)	574,335	586,825	673	(615)	586,883
Operating Income (Loss)	119,749	(203)	—	119,546	84,207	(673)	—	83,534
Total Other Non-Operating Income (Expense)	(6,816)	3,007	(1,469)	(5,278)	(10,515)	2,696	(828)	(8,647)
Income Before Income Tax Provision (Benefit)	112,933	2,804	(1,469)	114,268	73,692	2,023	(828)	74,887
Income tax provision	40,656	—	—	40,656	25,792	—	—	25,792
Net Income	72,277	2,804	(1,469)	73,612	47,900	2,023	(828)	49,095
Less: Net income attributable to noncontrolling interests	89	1,068	267	1,424	85	—	1,195	1,280
Net Income Attributable to Legg Mason, Inc.	$72,188	$1,736	$(1,736)	$72,188	$47,815	$2,023	$(2,023)	$47,815

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of June 30, 2014
Assets:
Trading investments:
Hedge funds	$1,121	$3,110	$17,052	$21,283
Proprietary funds	28,158	—	—	$28,158
Total trading investments	29,279	3,110	17,052	49,441
Investments:
Private equity funds	—	—	35,117	35,117
	$29,279	$3,110	$52,169	$84,558

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2014
Assets:
Trading investments:
Hedge funds	$1,110	$3,941	$17,888	$22,939
Proprietary funds	27,524	—	—	$27,524
Total trading investments	28,634	3,941	17,888	$50,463
Investments:
Private equity funds	—	—	31,810	31,810
	$28,634	$3,941	$49,698	$82,273

Liabilities:
CLO debt	$—	$—	$(79,179)	$(79,179)
Derivative liabilities	—	(1,888)	—	(1,888)
	$—	$(1,888)	$(79,179)	$(81,067)

Except for the CLO debt, substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance. During the three months ended June 30, 2014, the CLO substantially liquidated and was not consolidated as of June 30, 2014. As of March 31, 2014, the carrying value of the CLO debt approximated the amount to be paid to investors, and there was no appreciable measurement uncertainty.

The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) are presented in the table below:

	Value as of March 31, 2014	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2014
Assets:
Hedge funds	$17,888	$160	$(682)	$—	$—	$(314)	$17,052
Private equity funds	31,810	1,013	—	—	—	2,294	35,117
	$49,698	$1,173	$(682)	$—	$—	$1,980	$52,169
Liabilities:
CLO debt	$(79,179)	$—	$—	$79,179	$—	$—	$—
Total realized and unrealized gains (losses), net						$1,980

	Value as of March 31, 2013	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2013
Assets:
Hedge funds	$19,448	$2,000	$(2,405)	$—	$—	$1,146	$20,189
Private equity funds	26,982	2,300	—	—	—	447	29,729
	$46,430	$4,300	$(2,405)	$—	$—	$1,593	$49,918
Liabilities:
CLO debt	$(207,835)	$—	$—	$54,289	$—	$(130)	$(153,676)
Total realized and unrealized gains (losses), net						$1,463

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income. Total unrealized gains for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $1,850 and $1,686 for the three months ended June 30, 2014 and 2013, respectively.

There were no transfers between Level 1 and Level 2 during either of the three months ended June 30, 2014 and 2013.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of June 30, 2014 and March 31, 2014, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of June 30, 2014
Category of Investment	Investment Strategy	June 30, 2014		March 31, 2014		Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$21,283	(1)	$22,939	(2)	n/a	n/a
Private equity funds	Long/short equity	35,117	(3)	31,810	(3)	$2,707	3 years
Total		$56,400		$54,749		$2,707
n/a – not applicable

(1)	7% daily redemption; 6% monthly redemption; 2% quarterly redemption; and 85% are subject to three to five year lock-up or side pocket provisions.

(2)	10% daily redemption; 6% monthly redemption; 2% quarterly redemption; and 82% are subject to three to five year lock-up or side pocket provisions.

(3)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of June 30, 2014.

As of March 31, 2014, Legg Mason elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO. Management believed that the use of the fair value option mitigated the impact of certain timing differences and better matched the changes in fair value of assets and liabilities related to the CLO. Legg Mason did not elect the fair value option for any assets or liabilities as of June 30, 2014.

The following table presents the fair value and unpaid principal balance of CLO debt carried at fair value under the fair value option as of March 31, 2014:

March 31, 2014
CLO debt
Principal amounts outstanding	$92,114
Excess unpaid principal over fair value	(12,935)
Fair value	$79,179

During the three months ended June 30, 2013, total net losses of $166, were recognized in Other non-operating income of CIVs, net, in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. CLO loans and CLO debt measured at fair value have floating interest rates, therefore, substantially all of the estimated gains and losses included in earnings for the three months ended June 30, 2013, were attributable to instrument specific credit risk.

As of June 30, 2014, there were no derivative liabilities of CIVs. Total derivative liabilities of CIVs of $1,888 as of March 31, 2014, are recorded in Other liabilities of CIVs.  Gains and (losses) of $357 and $(315), respectively, for the three months ended June 30, 2013, related to derivative liabilities of CIVs are included in Other non-operating income (loss) of CIVs.

As of June 30, 2014 and March 31, 2014, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of June 30, 2014		As of March 31, 2014
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
CLOs	$—	$1,319	$—	$911
Real Estate Investment Trust	1,750	14,089	1,442	3,715
Other sponsored investment funds	34,032	43,742	34,126	78,521
Total	$35,782	$59,150	$35,568	$83,147

(1)	Includes $32,782 and $23,404 related to investments in proprietary funds products as of June 30, 2014 and March 31, 2014, respectively.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $16,210,594 and $16,032,764 as of June 30, 2014 and March 31, 2014, respectively.

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

13. Subsequent Event

On July 24, 2014, Legg Mason announced an agreement to acquire Martin Currie, a leading international equity specialist based in the United Kingdom with $9,800,000 in AUM as of June 30, 2014.  The acquisition is expected to close during the third quarter of fiscal 2015 and will require an initial payment at that time. In addition, contingent consideration payments may be payable upon the achievement of certain financial milestones for the fiscal years ending March 31, 2016, 2017 and 2018. Also, as part of this transaction, Legg Mason Australian Equities, with $2,500,000 in AUM as of June 30, 2014, will become part of Martin Currie, consistent with Legg Mason's strategy of creating fewer and larger investment affiliates.

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

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed under the heading "Risk Factors" and elsewhere herein, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2014 and in our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and in Item 1A. herein.

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

The strategic priorities discussed above are designed to drive improvements in our operating margin, net flows, earnings, cash flows, AUM and other key metrics.  Certain of these key metrics are discussed in our quarterly results discussion below. In connection with these strategic priorities, during the quarter ended June 30, 2014, we completed the acquisition of QS Investors Holdings, LLC ("QS Investors") and we incurred approximately $14.4 million in expenses related to the integration of two of our existing affiliates, QS Batterymarch Financial Management, Inc. ("Batterymarch") and QS Legg Mason Global Asset Allocation, LLC ("LMGAA") over time into QS Investors, and various other corporate initiatives. In connection with the integration, we expect to incur approximately $19 million to $24 million in additional restructuring and transition costs, with approximately $16 million to $21 million of the anticipated remaining costs expected to be incurred in the remainder of fiscal 2015.

As a result of the various corporate initiatives implemented in the prior year, including closing down and reorganizing certain businesses, and ongoing efforts to increase efficiency and effectiveness, we have realized approximately $5 million of savings in the quarter ended June 30, 2014.  We are reinvesting these savings into our centralized global distribution business and expect to incur costs of approximately $4 million beginning in the quarter ending September 30, 2014, and increasing to approximately $6 million to $7 million per quarter beginning in the quarter ending December 31, 2014.   In addition, during the quarter ended June 30, 2014, we recognized a loss on the disposition of our Luxembourg fund administration office of $2.0 million.

Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2014 was $72.2 million, or $0.61 per diluted share, as compared to $47.8 million, or $0.38 per diluted share for the three months ended June 30, 2013.  The three months ended June 30, 2013, included $26.3 million, or $0.14 per diluted share, in structuring fees related to a successful closed-end fund launch, which resulted in approximately $1.0 billion in AUM.

Average long-term AUM, and total revenues, increased during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.  Strong overall investment performance and the improvement of our global distribution function contributed to a continued reduction in long-term asset outflows in the 12-month period ended June 30, 2014.  Increases in AUM due to market performance and an acquisition, offset modest outflows in long-term assets and the reclassification of certain client assets previously reported as AUM to Assets Under Advisement ("AUA"), as further discussed below.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
During the three months ended June 30, 2014, the U.S. economy began to expand again after contracting in the previous quarter resulting from reductions in consumer spending and net exports. All three major U.S. equity market indices increased during the three months ended June 30, 2014, with two of the major U.S. equity market indices reaching record highs during the period.

All three major U.S. equity market indices increased during both the three months ended June 30, 2014 and 2013. The Barclays Capital Global Aggregate Bond Index and the Barclays Capital U.S. Aggregate Bond Index also increased during the three months ended June 30, 2014, after decreasing during the three months ended June 30, 2013, as illustrated in the table below:

	% Change for the three months ended June 30:
Indices(1)	2014	2013
Dow Jones Industrial Average	2.2%	2.3%
S&P 500	4.7%	2.4%
NASDAQ Composite Index	5.0%	4.2%
Barclays Capital U.S. Aggregate Bond Index	2.0%	(2.3)%
Barclays Capital Global Aggregate Bond Index	2.5%	(2.8)%
(1) Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the three months ended June 30, 2014, the Federal Reserve Board held the federal funds rate at 0.25%. While the economic outlook has remained more positive in recent years, the financial environment in which we operate continues to reflect a heightened level of sensitivity as we move through fiscal 2015.

Quarter Ended June 30, 2014, Compared to Quarter Ended June 30, 2013

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Small Cap Core	•	Global Government	•	U.S. Municipal Cash
•	Large Cap Value	•	U.S. Credit Aggregate
•	Equity Income	•	Global Opportunistic Fixed Income
•	Global Equity	•	U.S. Municipal
•	Sector Equity	•	Global Fixed Income
•	International Equity	•	U.S. Long Duration
•	Mid Cap Core	•	U.S. Limited Duration
•	Global Emerging Market Equity	•	U.S. High Yield
		•	Emerging Markets

The components of the changes in our AUM (in billions) for the three months ended June 30, were as follows:

	2014	2013
Beginning of period	$701.8	$664.6
Investment funds, excluding liquidity funds(1)
Subscriptions	13.5	13.6
Redemptions	(12.9)	(15.7)
Separate account flows, net	0.1	1.7
Liquidity fund flows, net	(8.9)	(8.1)
Net client cash flows	(8.2)	(8.5)
Market performance and other (2)	5.7	(11.6)
Acquisition	5.0	—
End of period	$704.3	$644.5
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes the impact of foreign exchange movements, primarily on fixed income securities, of $1.6 billion and $(5.8) billion, for the three months ended June 30, 2014 and 2013, respectively. Also includes the reclassification of $12.8 billion of client assets from AUM to AUA for the three months ended June 30, 2014, the reinvestment of dividends and other.

AUM at June 30, 2014 was $704.3 billion, an increase of $2.5 billion, or 0.4%, from March 31, 2014.  The increase in AUM was attributable to market performance and other of $18.5 billion and $5.0 billion related to the acquisition of QS Investors, partially offset by the reclassification of $12.8 billion of client assets from AUM to AUA, which is reflected in market performance and other, as further discussed below, and net client outflows of $8.2 billion. Market performance and other includes $1.6 billion resulting from the positive impact of foreign currency exchange fluctuations. There were $8.9 billion of net client outflows from the liquidity asset class, primarily from a low-fee money market fund, and $0.7 billion of net client inflows into long-term asset classes, with fixed income net inflows of $2.5 billion partially offset by equity net outflows of $1.8 billion.  Fixed income net inflows were primarily in products managed by Brandywine Global Investment Management, LLC ("Brandywine"). We have experienced fixed income net inflows in five of the past nine quarters after experiencing fixed income net outflows in the preceding 17 quarters. Equity net outflows were primarily in products managed at Royce & Associates (“Royce”) and legacy Batterymarch, which is being integrated over time into QS Investors, partially offset by net inflows at Brandywine. Due in part to product investment performance, we have experienced net quarterly outflows in our equity class in all but three quarters since the second quarter of 2006. We generally earn higher fees and profits on equity AUM where outflows will more negatively impact our revenues and Net Income Attributable to Legg Mason, Inc. than would outflows in the fixed income and liquidity asset classes.

AUM by Asset Class
AUM by asset class (in billions) for the three months ended June 30 were as follows:

	2014	% of Total	2013	% of Total	% Change
Equity	$196.0	28%	$164.4	26%	19%
Fixed Income	366.7	52	351.0	54	4
Liquidity	141.6	20	129.1	20	10
Total	$704.3	100%	$644.5	100%	9%

Average AUM by asset class (in billions) for the three months ended June 30 were as follows:

	2014	% of Total	2013	% of Total	% Change
Equity	$189.3	27%	$163.8	25%	16%
Fixed Income	363.4	53	362.6	55	—
Liquidity	138.6	20	128.3	20	8
Total	$691.3	100%	$654.7	100%	6%

The component changes in our AUM by asset class (in billions) for the three months ended June 30, 2014 and 2013, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2014	$186.4	$365.2	$150.2	$701.8
Investment funds, excluding liquidity funds
Subscriptions	6.6	6.9	—	13.5
Redemptions	(7.9)	(5.0)	—	(12.9)
Separate account flows, net	(0.5)	0.6	—	0.1
Liquidity fund flows, net	—	—	(8.9)	(8.9)
Net client cash flows	(1.8)	2.5	(8.9)	(8.2)
Market performance and other	7.1	(1.7)	0.3	5.7
Acquisition	4.3	0.7	—	5.0
June 30, 2014	$196.0	$366.7	$141.6	$704.3

	Equity	Fixed Income	Liquidity	Total
March 31, 2013	$161.8	$365.1	$137.7	$664.6
Investment funds, excluding liquidity funds
Subscriptions	6.9	6.7	—	13.6
Redemptions	(7.6)	(8.1)	—	(15.7)
Separate account flows, net	—	2.3	(0.6)	1.7
Liquidity fund flows, net	—	—	(8.1)	(8.1)
Net client cash flows	(0.7)	0.9	(8.7)	(8.5)
Market performance and other	3.3	(15.0)	0.1	(11.6)
June 30, 2013	$164.4	$351.0	$129.1	$644.5

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended June 30, 2014 and 2013, were as follows:

	Equity	Fixed Income	Liquidity	Total
June 30, 2013	$164.4	$351.0	$129.1	$644.5
Investment funds, excluding liquidity funds
Subscriptions	26.8	25.3	—	52.1
Redemptions	(30.3)	(25.0)	—	(55.3)
Separate account flows, net	(2.6)	2.5	0.9	0.8
Liquidity fund flows, net	—	—	11.0	11.0
Net client cash flows	(6.1)	2.8	11.9	8.6
Market performance and other	34.7	12.2	0.6	47.5
Acquisition (disposition), net	3.0	0.7	—	3.7
June 30, 2014	$196.0	$366.7	$141.6	$704.3

	Equity	Fixed Income	Liquidity	Total
June 30, 2012	$151.1	$360.6	$120.1	$631.8
Investment funds, excluding liquidity funds
Subscriptions	20.6	26.3	—	46.9
Redemptions	(28.2)	(25.5)	—	(53.7)
Separate account flows, net	(9.7)	(11.0)	(0.9)	(21.6)
Liquidity fund flows, net	—	—	10.8	10.8
Net client cash flows	(17.3)	(10.2)	9.9	(17.6)
Market performance and other	25.2	0.6	1.1	26.9
Acquisition (disposition), net	5.4	—	(2.0)	3.4
June 30, 2013	$164.4	$351.0	$129.1	$644.5

AUM at June 30, 2014 increased by $59.8 billion, or 9.3%, from June 30, 2013. The AUM increase was attributable to the positive impact of $60.3 billion in market performance and other, $5.0 billion related to the acquisition of QS Investors and net client inflows of $8.6 billion, offset in part by the reclassification of $12.8 billion of client assets from AUM to AUA, and a disposition of $1.3 billion related to the sale of a small affiliate in August 2013. Long-term asset net outflows were driven by net outflows in the equity asset class of $6.1 billion, which were offset in part by net inflows in the fixed income asset class of $2.8 billion. Liquidity net inflows were $11.9 billion. Equity net outflows were primarily in products managed at Royce and legacy Batterymarch, which is being integrated over time into QS Investors, and were offset in part by equity net inflows in products managed by ClearBridge Investments, LLC ("ClearBridge"). Fixed income net inflows were primarily in products managed by Brandywine, and were offset in part by net outflows in products managed by Western Asset Management Company ("Western Asset").

AUM by Distribution Channel
Broadly, we have two principal distribution channels, Global Distribution and Affiliate/Other, through which we sell a variety of investment products and services. Global Distribution, which consists of our centralized global distribution operations, principally sells U.S. and international mutual funds and other commingled vehicles, retail separately managed account programs, and sub-advisory accounts for insurance companies and similar clients. Affiliate/Other consists of the distribution operations within our asset managers, which principally sell institutional separate accounts and liquidity (money market) funds.

The component changes in our AUM by distribution channel (in billions) for the three months ended June 30, 2014 and 2013, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2014	$247.4	$454.4	$701.8
Net client cash flows, excluding liquidity funds	1.4	(0.7)	0.7
Liquidity fund flows, net	—	(8.9)	(8.9)
Net client cash flows	1.4	(9.6)	(8.2)
Market performance and other	8.9	(3.2)	5.7
Acquisition	—	5.0	5.0
June 30, 2014	$257.7	$446.6	$704.3

	Global Distribution	Affiliate/Other	Total
March 31, 2013	$232.1	$432.5	$664.6
Net client cash flows, excluding liquidity funds	(1.0)	0.6	(0.4)
Liquidity fund flows, net	—	(8.1)	(8.1)
Net client cash flows	(1.0)	(7.5)	(8.5)
Market performance and other	0.6	(12.2)	(11.6)
June 30, 2013	$231.7	$412.8	$644.5

Effective Fee Rates
For each of the three months ended June 30, 2014 and 2013, our overall effective fee rate across all asset classes and distribution channels was 34 basis points. Fees for managing equity assets are generally higher, averaging approximately 70 basis points for each of the quarters ended June 30, 2014 and 2013. This compares to fees for managing fixed income assets, which averaged approximately 25 basis points for each of the quarters ended June 30, 2014 and 2013, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the quarters ended June 30, 2014 and 2013. Equity assets are primarily managed by ClearBridge, Royce, QS Investors (including legacy Batterymarch), Brandywine, and The Permal Group, Ltd. ("Permal"); fixed income assets are primarily managed by Western Asset, Brandywine, and Permal; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 50 basis points for each of the quarters ended June 30, 2014 and 2013, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 30 basis points for each of the quarters ended June 30, 2014 and 2013.

Investment Performance
Overall investment performance of our AUM for the three months ended June 30, 2014 and 2013, was generally positive compared to relevant benchmarks.

For the three months ended June 30, 2014, most U.S. equity indices produced positive returns. The best performing was the S&P 500, returning 5.23% for the three months ended June 30, 2014. These returns were achieved in an economic environment characterized by continued domestic growth and improved economic data, mixed with heightened sensitivity to economic news.

In the fixed income markets, while the Federal Reserve continued to taper its bond-buying program, as expected, rates ended the quarter generally lower than the prior quarter. Investors continued to seek riskier assets over the quarter causing most fixed income asset classes to outperform U.S. Treasuries. The lowest yielding fixed income sector for the quarter was U.S. Government, as measured by the Barclays U.S. Government Index returning 1.34%.  The best performing fixed income sector for the quarter was U.S. TIPS as measured by the Barclays U.S.TIPS Index returning 3.81% as of June 30, 2014.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of June 30, 2014 and 2013, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2014				As of June 30, 2013
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	82%	86%	84%	91%	83%	84%	85%	91%
Equity:
Large cap	59%	81%	50%	76%	54%	72%	79%	71%
Small cap	49%	26%	27%	74%	21%	21%	26%	68%
Total equity (includes other equity)	57%	65%	47%	77%	47%	51%	56%	70%
Fixed income:
U.S. taxable	91%	94%	94%	94%	95%	93%	90%	97%
U.S. tax-exempt	97%	100%	100%	100%	100%	100%	100%	100%
Global taxable	82%	83%	100%	94%	90%	94%	96%	93%
Total fixed income	88%	91%	96%	94%	94%	94%	93%	96%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of June 30, 2014 and 2013, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2014				As of June 30, 2013
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	51%	61%	53%	67%	54%	61%	58%	71%
Equity:
Large cap	50%	78%	51%	60%	50%	77%	62%	52%
Small cap	35%	18%	20%	60%	28%	17%	29%	76%
Total equity (includes other equity)	44%	53%	39%	58%	46%	46%	45%	62%
Fixed income:
U.S. taxable	70%	82%	92%	84%	73%	90%	85%	92%
U.S. tax-exempt	44%	65%	58%	86%	62%	88%	85%	85%
Global taxable	76%	87%	85%	86%	66%	67%	71%	57%
Total fixed income	63%	77%	79%	85%	68%	86%	83%	87%

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

As of June 30, 2014 and 2013, 90% and 91% of total AUM is included in strategy AUM, respectively, although not all strategies have three-, five-, and ten-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of June 30, 2014 and 2013, the U.S. long-term mutual fund assets represented in the data accounted for 20% and 19%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table below includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of June 30, 2014, constituted an aggregate of approximately $416 billion, or approximately 59% of our total AUM. The only meaningful exclusions are our fund-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 3% of our total assets under management as of June 30, 2014, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Appreciation Fund	3/10/1970	Absolute	20.44%	15.03%	16.35%	7.75%	10.48%
S&P 500		Relative	(4.17)%	(1.56)%	(2.49)%	(0.03)%	(0.08)%
ClearBridge All Cap Value	11/12/1981	Absolute	20.81%	12.72%	15.88%	5.61%	10.48%
Russell 3000 Value		Relative	(2.90)%	(4.02)%	(3.41)%	(2.43)%	(1.76)%
ClearBridge Value Trust	4/16/1982	Absolute	27.78%	16.92%	16.40%	2.13%	12.17%
S&P 500		Relative	3.17%	0.33%	(2.43)%	(5.65)%	0.14%
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	32.84%	20.50%	24.13%	9.27%	12.76%
Russell 3000 Growth		Relative	6.09%	4.39%	4.80%	1.00%	2.71%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	22.62%	16.59%	18.09%	7.81%	9.75%
Russell 1000 Value		Relative	(1.19)%	(0.33)%	(1.14)%	(0.22)%	(0.93)%
ClearBridge Equity Income	11/6/1992	Absolute	19.19%	15.43%	16.04%	7.32%	8.80%
Russell 3000 Value		Relative	(4.52)%	(1.30)%	(3.24)%	(0.72)%	(1.58)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	25.57%	17.91%	17.70%	6.51%	7.82%
Russell 1000 Growth		Relative	(1.36)%	1.65%	(1.54)%	(1.69)%	2.06%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	23.06%	16.19%	n/a	n/a	18.66%
Russell 1000 Value		Relative	(0.75)%	(0.73)%	n/a	n/a	0.47%

Small Cap
Royce Pennsylvania Mutual	6/30/1967	Absolute	23.70%	12.26%	18.77%	9.41%	12.20%
Russell 2000		Relative	0.06%	(2.31)%	(1.44)%	0.71%	n/a
Royce Premier Fund	12/31/1991	Absolute	27.08%	11.63%	18.57%	11.07%	12.72%
Russell 2000		Relative	3.44%	(2.94)%	(1.64)%	2.37%	2.71%
Royce Total Return Fund	12/15/1993	Absolute	20.87%	13.34%	18.28%	8.72%	11.57%
Russell 2000		Relative	(2.77)%	(1.23)%	(1.93)%	0.02%	2.37%
Royce Special Equity	5/1/1998	Absolute	15.27%	13.21%	16.16%	8.61%	10.02%
Russell 2000		Relative	(8.37)%	(1.36)%	(4.05)%	(0.09)%	2.46%
ClearBridge Small Cap Growth	7/1/1998	Absolute	21.41%	16.08%	21.18%	10.07%	10.96%
Russell 2000 Growth		Relative	(3.32)%	1.60%	0.68%	1.03%	4.41%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Bond Fund	9/4/1990	Absolute	6.44%	4.59%	8.78%	5.48%	7.30%
Barclays US Aggregate		Relative	2.07%	0.93%	3.93%	0.54%	0.71%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	1.66%	1.45%	4.29%	2.14%	3.85%
Citi Treasury Gov't/Credit 1-3 YR		Relative	0.53%	0.44%	2.59%	(0.83)%	(0.69)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	1.56%	1.96%	4.57%	1.85%	2.95%
Citi T-Bill 6-Month		Relative	1.49%	1.86%	4.42%	0.16%	(0.09)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	10.93%	7.30%	10.78%	5.39%	6.85%
Barclays US Credit		Relative	3.49%	1.42%	3.13%	(0.45)%	0.08%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	4.23%	3.83%	6.27%	5.17%	7.61%
Barclays Intermediate Gov't/Credit		Relative	1.37%	1.00%	2.18%	0.84%	2.06%
Western Asset Core Plus Fund	7/8/1998	Absolute	6.83%	5.38%	9.19%	6.28%	6.63%
Barclays US Aggregate		Relative	2.46%	1.71%	4.33%	1.35%	1.17%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	3.54%	3.22%	5.37%	5.05%	5.94%
Barclays US TIPS		Relative	(0.90)%	(0.34)%	(0.18)%	(0.20)%	(0.23)%
Western Asset High Yield Fund	9/28/2001	Absolute	11.46%	9.03%	14.37%	8.24%	8.49%
Barclays US Corp High Yield		Relative	(0.27)%	(0.45)%	0.38%	(0.81)%	(1.17)%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	4.38%	4.07%	7.49%	n/a	5.45%
Barclays US Aggregate		Relative	0.01%	0.41%	2.64%	n/a	0.13%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	18.86%	19.20%	n/a	n/a	18.88%
BOFAML Floating Rate Home Loan Index		Relative	15.19%	12.45%	n/a	n/a	11.75%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	6.60%	6.75%	6.71%	5.38%	8.03%
Barclays Municipal Bond		Relative	0.45%	1.40%	0.90%	0.41%	0.52%

Global Taxable
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	6.90%	7.93%	8.69%	6.96%	6.52%
UBS Australian Composite Bond Index		Relative	0.80%	0.92%	1.80%	0.62%	0.63%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	11.47%	8.57%	13.43%	7.61%	7.99%
Barclays Global High Yield		Relative	(2.46)%	(1.22)%	(0.99)%	(2.29)%	(1.96)%
Legg Mason Western Asset Core Plus Global Bond Trust	2/28/1995	Absolute	7.89%	8.57%	10.20%	6.25%	6.05%
Barclays Global Aggregate (AUD Hedged)		Relative	0.14%	0.62%	1.76%	(1.38)%	(1.01)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	9.16%	5.31%	9.93%	9.51%	10.62%
JPM EMBI Global		Relative	(1.89)%	(2.41)%	(0.51)%	0.01%	0.83%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	7.15%	3.42%	7.08%	6.04%	7.35%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	(2.18)%	(2.04)%	(1.22)%	(1.24)%	(0.96)%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	6.16%	4.54%	7.37%	5.53%	5.66%
Citi World Gov't Bond		Relative	(0.69)%	2.97%	3.77%	0.71%	0.75%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	8.12%	6.70%	9.67%	n/a	7.55%
Citi World Gov't Bond		Relative	1.28%	5.13%	6.07%	n/a	2.83%

Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.07%	0.13%	0.18%	1.86%	3.53%
Citi 3-Month T-Bill		Relative	0.03%	0.08%	0.09%	0.32%	0.31%

(1)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
As of June 30, 2014, AUA was $119.3 billion. During the quarter ended June 30, 2014, we began reporting AUA as a result of the acquisition of $98.3 billion of AUA from QS Investors. AUA also includes $12.8 billion of assets previously reported as AUM that were reclassified to AUA, primarily related to a low-fee global sovereign mandate for which investment discretion has abated over time. As of June 30, 2014, AUA was primarily comprised of $101.0 billion related to QS Investors and $12.5 billion related to Western Asset. AUA fee rates vary with the level of non-discretionary service provided, and, as of June 30, 2014 our average annualized fee rate (basis points) related to AUA was in the low single digits.

Results of Operations
In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment vehicles. The consolidation of these investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in other consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income, net of amounts allocated to noncontrolling interests, if any. See Notes 2, 4, and 12 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment vehicles.

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Investment advisory fees:
Separate accounts	$204.8	$191.0	$13.8	7.2%
Funds	381.6	370.5	11.1	3.0
Performance fees	16.3	22.0	(5.7)	(25.9)
Distribution and service fees	89.7	84.9	4.8	5.7
Other	1.5	2.0	(0.5)	(25.0)
Total Operating Revenues	$693.9	$670.4	$23.5	3.5%

Total operating revenues for the three months ended June 30, 2014, were $693.9 million, an increase of 3.5% from $670.4 million for the three months ended June 30, 2013. This increase was primarily due to the impact of a 5% increase in average long-term AUM. Average AUM advisory revenue yields were 34.0 basis points in the three months ended June 30, 2014, as compared to 34.4 basis points in the three months ended June 30, 2013. The modest decrease in average AUM advisory revenue yields was the result of a slightly less favorable product mix, with lower yielding products comprising a higher percentage of our total average AUM for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

For the three months ended June 30, 2014, investment advisory fees from separate accounts increased $13.8 million, or 7.2%, to $204.8 million, as compared to $191.0 million for the three months ended June 30, 2013. Of this increase, $10.0 million was the result of higher average equity assets managed by ClearBridge, $7.2 million was due to higher average fixed income assets managed by Western Asset and Brandywine, and $1.0 million resulted from higher revenues at Permal. These increases were offset in part by a decrease of $4.4 million primarily due to lower average equity assets managed by legacy Batterymarch, which is being integrated over time into QS Investors, and a decrease of $2.5 million due to the sale of a small affiliate in August 2013.

For the three months ended June 30, 2014, investment advisory fees from funds increased $11.1 million, or 3.0%, to $381.6 million, as compared to $370.5 million for the three months ended June 30, 2013. Of this increase, $25.8 million was due to higher average equity assets managed by ClearBridge , offset in part by a decrease of $10.0 million due to lower average fixed income assets managed by Western Asset.

Of our total AUM as of June 30, 2014 and 2013, approximately 6% was in accounts that were eligible to earn performance fees. For the three months ended June 30, 2014, performance fees decreased $5.7 million, or 25.9%, to $16.3 million, as compared to $22.0 million for the three months ended June 30, 2013, primarily due to lower fees earned on assets managed by Western Asset and Brandywine.

For the three months ended June 30, 2014, distribution and service fees increased $4.8 million, or 5.7%, to $89.7 million, as compared to $84.9 million for the three months ended June 30, 2013, resulting from an increase in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Compensation and benefits	$305.5	$296.1	$9.4	3.2%
Distribution and servicing	148.7	170.2	(21.5)	(12.6)
Communications and technology	41.9	38.4	3.5	9.1
Occupancy	27.0	26.8	0.2	0.7
Amortization of intangible assets	0.9	3.6	(2.7)	(75.0)
Other	50.3	51.8	(1.5)	(2.9)
Total Operating Expenses	$574.3	$586.9	$(12.6)	(2.1)%

Operating expenses for the three months ended June 30, 2014 and 2013, incurred at the investment management affiliate level comprised approximately 70% of total operating expenses in each year. The remaining operating expenses are comprised of corporate and distribution costs.

The components of Compensation and benefits (in millions) for the three months ended June 30 were as follows:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Salaries and incentives	$223.8	$230.8	$(7.0)	(3.0)%
Benefits and payroll taxes (including deferred compensation)	63.5	59.6	3.9	6.5
Transition costs and severance	13.8	3.8	10.0	n/m
Other	4.4	1.9	2.5	n/m
Compensation and benefits	$305.5	$296.1	$9.4	3.2%
n/m - not meaningful

Compensation and benefits increased 3.2% to $305.5 million for the three months ended June 30, 2014, as compared to $296.1 million for the three months ended June 30, 2013;

•
Salaries and incentives decreased $7.0 million, to $223.8 million for the three months ended June 30, 2014, as compared to $230.8 million for the three months ended June 30, 2013, principally due to a decrease of $4.2 million in sales-based incentive compensation for distribution personnel and a decrease of $2.8 million in net compensation at investment affiliates. The decrease in net compensation at investment affiliates was primarily the result of an increase in operating expenses at revenue share-based affiliates, which creates an offsetting decrease in compensation per the applicable revenue share agreements, offset in part by the impact of increased revenues at certain revenue share-based affiliates.

•
Benefits and payroll taxes increased $3.9 million, to $63.5 million for the three months ended June 30, 2014, as compared to $59.6 million for the three months ended June 30, 2013, primarily as a result of a $1.7 million increase in deferred compensation expense associated with our management equity plans, and a $0.9 million increase in payroll-related taxes.

•
Transition costs and severance increased $10.0 million, to $13.8 million for the three months ended June 30, 2014, as compared to $3.8 million for the three months ended June 30, 2013, primarily due to an increase in compensation costs associated with the previously discussed integration of Batterymarch and LMGAA over time into QS Investors.

•
Other compensation and benefits increased $2.5 million, to $4.4 million for the three months ended June 30, 2014, as compared to $1.9 million for the three months ended June 30, 2013, primarily due to a $2.5 million increase in deferred compensation and revenue-share based incentive obligations resulting from an increase in net market gains on assets invested for deferred compensation plans and seed capital investments.

For the three months ended June 30, 2014, compensation as a percentage of operating revenues decreased to 44.0% from 44.2% for the three months ended June 30, 2013, due to the impact of increased revenues at revenue-share based affiliates that retain a lower percentage of revenues as compensation, as well as the impact of a decrease in incentive-based compensation for distribution personnel. These decreases were offset in part by the impact of additional compensation costs related to the integration of Batterymarch and LMGAA over time into QS Investors.

For the three months ended June 30, 2014, distribution and servicing expenses decreased 12.6% to $148.7 million, as compared to $170.2 million for the three months ended June 30, 2013, primarily due to the impact of $23.9 million of structuring fees related to a closed-end fund launch recognized during the three months ended June 30, 2013.

For the three months ended June 30, 2014, communications and technology expense increased 9.1% to $41.9 million, as compared to $38.4 million for the three months ended June 30, 2013, primarily as a result of an increase in technology consulting, depreciation costs and market data expenses.

For the three months ended June 30, 2014, occupancy expense remained essentially flat at $27.0 million, as compared to $26.8 million for the three months ended June 30, 2013, as adjustments to lease reserves in the current year period were essentially offset by the impact of similar adjustments recorded in the prior year period.

For the three months ended June 30, 2014, amortization of intangible assets decreased 75.0% to $0.9 million, as compared to $3.6 million for the three months ended June 30, 2013, primarily due to certain management contracts becoming fully amortized in December 2013.

For the three months ended June 30, 2014, other expenses decreased $1.5 million, or 2.9%, to $50.3 million, as compared to $51.8 million for the three months ended June 30, 2013, primarily due to a $2.0 million decrease in professional fees and a $1.7 million decrease in losses due to foreign exchange fluctuations. These decreases were offset in part by a $2.7 million increase in expense reimbursements paid to certain mutual funds.

Non-Operating Income (Expense)
The components of Total Other Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Interest income	$2.5	$1.6	$0.9	56.3%
Interest expense	(17.0)	(13.0)	(4.0)	30.8
Other income, net	6.2	0.1	6.1	n/m
Other non-operating income of consolidated investment vehicles, net	3.0	2.7	0.3	11.1
Total Other Non-Operating Income (Expense)	$(5.3)	$(8.6)	$3.3	(38.4)%
n/m - not meaningful

For the three months ended June 30, 2014, interest income increased 56.3% to $2.5 million, as compared to $1.6 million for the three months ended June 30, 2013, driven by $0.7 million of interest income received in connection with a tax refund.

For the three months ended June 30, 2014, interest expense increased 30.8% to $17.0 million, as compared to $13.0 million for the three months ended June 30, 2013, primarily as a result of the impact of the refinancing of the five-year term loan in January 2014.

For the three months ended June 30, 2014, other income, net, increased $6.1 million, to $6.2 million. This increase was primarily due to a $5.6 million increase in net market gains on corporate investments, which are not offset in compensation, and a $2.5 million increase in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding increases in compensation mentioned above. These increases were offset in part by the $2.0 million loss on the disposition of our Luxembourg fund administration office.

For the three months ended June 30, 2014, other non-operating income of consolidated investment vehicles ("CIVs"), net, increased $0.3 million to $3.0 million, primarily due to net market gains on investments of certain CIVs.

Income Tax Provision
For the three months ended June 30, 2014, the provision for income taxes was $40.7 million, as compared to $25.8 million in the three months ended June 30, 2013. The effective tax rate was 35.6% for the three months ended June 30, 2014, as compared to 34.4% in the three months ended June 30, 2013. The change in the effective rate was primarily related to a higher relative proportion of pre-tax income in jurisdictions with higher tax rates and adjustments to deferred tax balances and reserve positions for certain foreign subsidiaries. The impact of CIVs decreased the effective tax rate by 0.4 percentage points in the June 2014 quarter and by 0.6 percentage points in the June 2013 quarter.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2014, totaled $72.2 million, or $0.61 per diluted share, as compared to $47.8 million, or $0.38 per diluted share, in the three months ended June 30, 2013.  The increase was primarily attributable to the impact of $26.3 million of structuring fees related to a closed-end fund launch recognized in the prior year period, and the net impact of increased operating revenues, as previously discussed. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 17.2% for the three months ended June 30, 2014, as compared to 12.5% for the three months ended June 30, 2013.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information below) increased to $107.2 million for the three months ended June 30, 2014, from $85.2 million for the three months ended June 30, 2013. Adjusted Income per diluted share increased to $0.91 per diluted share for the three months ended June 30, 2014, from $0.68 per diluted share in the prior year period. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended June 30, 2014 and 2013, was 22.9% and 17.9%, respectively. Operating Margin, as Adjusted, for the three months ended June 30, 2014, was reduced by 2.5 percentage points due to costs associated with the integration of Batterymarch and LMGAA over time into QS Investors and various other corporate initiatives, while Operating Margin, as Adjusted, for the three months ended June 30, 2013, was reduced by 4.2 percentage points due to structuring fees related to a closed-end fund launch during that period.

Quarter Ended June 30, 2014, Compared to Quarter Ended March 31, 2014

Results of Operations
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2014, was $72.2 million, or $0.61 per diluted share, as compared to $68.9 million, or $0.58 per diluted share, in the three months ended March 31, 2014. Operating revenues increased to $693.9 million in the three months ended June 30, 2014, as compared to $681.4 million in the three months ended March 31, 2014. The increase in operating revenues was primarily due to a slight increase in average AUM, an increase in average AUM advisory yields, from 33.8 basis points for the three months ended March 31, 2014 to 34.0 basis points for the three months ended June 30, 2014, due to a more favorable asset mix, and the impact of one additional day in the three months ended June 30, 2014.

Operating expenses increased 2.2%, from $562.1 million in the three months ended March 31, 2014, to $574.3 million in the three months ended June 30, 2014. The three months ended June 30, 2014 included $14.4 million in costs related to the integration of Batterymarch and Legg Mason Global Asset Allocation over time into QS Investors and various other corporate initiatives, as compared to $10.1 million of various corporate initiative costs included in the three months ended March 31, 2014. The impact of a $4.7 million franchise tax credit adjustment during the three months ended March 31, 2014, also contributed to the increase. In addition, compensation and benefits increased, primarily due to higher revenue share based compensation related to higher revenues.

Other non-operating income (expense) decreased $2.1 million, from expense of $7.4 million for the three months ended March 31, 2014, to expense of $5.3 million for the three months ended June 30, 2014. The decrease was primarily due to the deconsolidation of a collateralized loan obligation entity (See Note 12 of Notes to Consolidated Financial Statements for additional information) and the impact of a $2.0 million reduction in interest expense in the March 2014 quarter due to a state tax audit resolution, offset in part by the $2.0 million loss recognized on the disposition of our Luxembourg fund administration office. Operating margin was 17.2% for the three months ended June 30, 2014, as compared to 17.5% for the three months ended March 31, 2014.

Adjusted Income (see Supplemental Non-GAAP Financial Information below) was $107.2 million, or $0.91 per diluted share, for the three months ended June 30, 2014, as compared to $103.5 million, or $0.86 per diluted share, for the three months ended March 31, 2014. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended June 30, 2014 and March 31, 2014, was 22.9% and 23.3%, respectively. Operating Margin, as Adjusted, for the three months ended June 30, 2014, was reduced by 2.5 percentage points due to costs associated with the integration of Batterymarch and LMGAA over time into QS Investors and various other corporate initiatives, while Operating Margin, as Adjusted, for the three months ended March 31, 2014, was reduced by 1.0 percentage point due to various corporate initiative costs, net of the franchise tax credit adjustment.

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

In calculating Adjusted Income, we adjust for the impact of the amortization of management contract assets and impairment of indefinite-life intangible assets, and add (subtract) the impact of fair value adjustments of contingent consideration liabilities, if any, all of which arise from acquisitions, to Net Income Attributable to Legg Mason, Inc. to reflect the fact that these items distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income Attributable to Legg Mason, Inc. in the calculation of Adjusted Income. However, because of our net operating loss carry-forward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and U.K. tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets, if applicable, that have been recognized under GAAP. We also add back, if applicable, non-cash imputed interest and the extinguishment loss on contingent convertible debt adjusted for amounts allocated to the conversion feature, as well as adding the actual tax benefits on the imputed interest that are not realized under GAAP. These adjustments reflect that these items distort comparisons of our operating results to prior periods and the results of other asset management firms that have not engaged in significant acquisitions, including any related impairments, or issued/extinguished contingent convertible debt.

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

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013
Net Income Attributable to Legg Mason, Inc.	$72,188	$68,947	$47,815
Plus:
Amortization of intangible assets	895	896	3,624
Tax amortization benefit on intangible assets	34,144	33,692	33,736
Adjusted Income	$107,227	$103,535	$85,175
Net Income per diluted share Attributable to Legg Mason, Inc. common shareholders	$0.61	$0.58	$0.38
Plus:
Amortization of intangible assets	—	—	0.03
Tax amortization benefit on intangible assets	0.30	0.28	0.27
Adjusted Income per diluted share	$0.91	$0.86	$0.68

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, amortization related to intangible assets, income (loss) of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as "Operating Revenues, as Adjusted." The compensation items are removed from Operating Income in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income Attributable to Legg Mason, Inc. We adjust for the impact of the amortization of management contract assets and the impact of fair value adjustments of contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with results of other asset management firms that have not engaged in significant acquisitions. Impairment charges and income (loss) of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Operating Revenues, as Adjusted, also include our advisory revenues we receive from CIVs that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities. It excludes items that have no impact on Net Income Attributable to Legg Mason, Inc. and indicates what our operating margin would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, amortization related to intangible assets, changes in the fair value of contingent consideration liabilities, impairment charges, and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net Income Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013
Operating Revenues, GAAP basis	$693,881	$681,396	$670,417
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	183	313	615
Distribution and servicing expense excluding consolidated investment vehicles	(148,701)	(144,925)	(170,175)
Operating Revenues, as Adjusted	$545,363	$536,784	$500,857

Operating Income, GAAP basis	$119,546	$119,341	$83,534
Plus:
Gains on deferred compensation and seed investments	4,449	4,431	1,872
Amortization of intangible assets	895	896	3,624
Operating income of consolidated investment vehicles, net	203	410	672
Operating Income, as Adjusted	$125,093	$125,078	$89,702

Operating Margin, GAAP basis	17.2%	17.5%	12.5%
Operating Margin, as Adjusted	22.9	23.3	17.9

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At June 30, 2014, cash and cash equivalents, total assets, long-term debt and stockholders' equity were $1.3 billion, $7.4 billion, $1.7 billion and $4.7 billion, respectively. Total assets include amounts related to CIVs of $0.1 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended June 30 (in millions):

	2014	2013
Cash flows used in operating activities	$(7.8)	$(77.8)
Cash flows provided by/(used in) investing activities	(28.1)	39.0
Cash flows provided by/(used in) financing activities	457.6	(214.3)
Effect of exchange rate changes	3.7	(12.6)
Net change in cash and cash equivalents	425.4	(265.7)
Cash and cash equivalents, beginning of period	858.0	933.0
Cash and cash equivalents, end of period	$1,283.4	$667.3

Cash outflows used in operating activities during the three months ended June 30, 2014 and 2013, were $7.8 million and $77.8 million, respectively, primarily related to annual payments for accrued and deferred compensation offset in part by the Net Income adjusted for non-cash items in both periods.

Cash outflows used in investing activities during the three months ended June 30, 2014, were $28.1 million, primarily related to payments for fixed assets and the acquisition of QS Investors. Cash inflows provided by investing activities during the three months ended June 30, 2013, were $39.0 million, primarily related to net activity related to CIVs of $55.3 million, offset in part by payments made for fixed assets.

Cash inflows provided by financing activities during the three months ended June 30, 2014, were $457.6 million, primarily related to the proceeds from the issuance of $659 million of long-term debt, offset in part by the repurchase of 1.9 million shares of our common stock for $90.0 million, the repayment of long-term debt of CIVs of $79.2 million, and dividends paid of $15.5 million. Cash outflows used in financing activities during the three months ended June 30, 2013, were $214.3 million, primarily related to the repurchase of 2.6 million shares of our common stock for $90.0 million, the repayment of long-term debt of $50.2 million, activity related to CIVs of $55.7 million, and dividends paid of $14.1 million.

In June 2014, we issued $250 million of 2.7% Senior Notes due 2019 at a discount of $0.6 million, $250 million of 3.95% Senior Notes due 2024 at a discount of $0.5 million, and an additional $150 million of 5.625% Senior Notes due 2044 at a premium of $9.8 million. In July 2014, the proceeds of $659 million and existing cash, were used to redeem the outstanding $650 million of 5.5% Senior Notes due 2019 (the "Existing 2019 Notes"). The retirement of the Existing 2019 Notes resulted in a non-operating charge of $107.1 million in July 2014, consisting of a make-whole premium cash payment of $98.4 million, net of $0.6 million from a reverse treasury lock, to call the Existing 2019 Notes and non-cash amounts of $8.7 million associated with existing deferred charges and original issue discount. We expect to realize over $10 million in interest expense savings from these transactions over the next 12 months, with additional annual interest savings over the life of the new debt.

We expect that over the next 12 months cash generated from our operating activities will be adequate to support our operating and investing cash needs, and planned share repurchases. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months.

In March 2015, we may be required to pay up to $26 million (using the exchange rate as of June 30, 2014 for the £15 million maximum contractual amount) under the agreements governing the acquisition of Fauchier Partners Management Limited, with the amount of the payment dependent on the achievement of certain levels of revenue, net of distribution costs.

In connection with the integration over time of two existing affiliates, Batterymarch and LMGAA, with QS Investors, we expect to incur total restructuring and transition costs of approximately $35 million to $40 million, of which approximately 25% are non-cash charges. Approximately $16 million of these charges have been accrued to date, and a significant portion of the total costs will be paid during the remainder of fiscal 2015. See Note 3 for additional information.

We currently intend to utilize our other available resources for any number of potential activities, including, but not limited to, seed capital investments in new products, repurchase of shares of our common stock, acquisitions, repayment of outstanding debt, or payment of increased dividends.

On May 30, 2014, we completed the acquisition of QS Investors. The transaction included an initial cash payment of $11 million, which was funded from existing cash resources. In addition, contingent consideration of up to $10 million and $20 million for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The contingent consideration liability established at closing had an acquisition date fair value of $14.7 million.

In June 2013 and March 2014, we implemented management equity plans that will entitle certain key employees of Permal and ClearBridge, respectively, to participate in 15% of the future growth of the respective enterprise value (subject to appropriate discounts), if any. Repurchases of units granted under the plans may impact future liquidity requirements.

As described above, we currently project that our cash flows from operating activities will be sufficient to fund our liquidity needs. As of June 30, 2014, excluding the $748 million used to repay our 5.5% Senior Notes in July 2014 (including the $98 million cash make-whole payment), we had over $180 million in cash and cash equivalents in excess of our working capital requirements. In accordance with our capital plan, we intend to utilize up to 65% of cash generated from future operations to purchase shares of our common stock. As of June 30, 2014, we also had undrawn revolving credit facilities totaling $750 million, expiring June 2017. We do not currently expect to raise additional debt or equity financing over the next 12 months. However, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts available under our revolving credit facilities, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

At June 30, 2014, our total cash and cash equivalents of $1.3 billion included $248 million held by foreign subsidiaries. In prior years, we have executed our various plans to repatriate accumulated foreign earnings. No further repatriation of accumulated foreign earnings is currently planned. However, if circumstances change, we will provide for and pay any applicable U.S. taxes in connection with any further repatriation of offshore funds. It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

On July 29, 2014, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.16 per share, payable on October 27, 2014.

Contractual and Contingent Obligations
We have contractual obligations to make future payments, principally in connection with our long-term debt, non-cancelable lease agreements, acquisition agreements and service agreements. See Notes 7 and 9 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining2015	2016	2017	2018	2019	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$650.2	$—	$—	$—	$—	$1,050.0	$1,700.2
Interest on long-term borrowings and credit facility commitment fees	43.7	49.1	49.1	48.0	47.6	831.1	1,068.6
Minimum rental and service commitments	106.2	121.3	102.1	89.6	74.6	352.8	846.6
Total Contractual Obligations	800.1	170.4	151.2	137.6	122.2	2,233.9	3,615.4
Contingent Obligations
Payments related to business acquisitions(1)	26.0	—	44.0	—	20.0	—	90.0
Total Contractual and Contingent Obligations(2)(3)(4)(5)	$826.1	$170.4	$195.2	$137.6	$142.2	$2,233.9	$3,705.4

(1)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable, using the exchange rate as of June 30, 2014 for the £15 million maximum contractual amount ($26.0 million) due in fiscal 2015 and £20 million maximum contractual amount due in fiscal 2017 ($34.0 million), at the earliest possible date under the terms of the business purchase agreements. The contingent obligations had a fair value of $45.3 million as of June 30, 2014.

(2)
The table above does not include approximately $33.6 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods running through fiscal 2021.

(3)
The table above does not include amounts for uncertain tax positions of $58.7 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(4)	The table above does not include redeemable noncontrolling interests, primarily related to CIVs, of $47.0 million, because the timing of any related cash outflows cannot be reliably estimated.

(5)
The table above excludes potential obligations arising from the ultimate settlement of awards under the management equity plans with key employees of Permal and ClearBridge due to the uncertainty of the timing and amounts ultimately payable. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding management equity plans.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2014, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Item 4.         Controls and Procedures

As of June 30, 2014, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2014. The risk factor below has been updated to include activity for the three months ended June 30, 2014.

U.S. Regulatory Action Impacting Money Market Funds May Negatively Affect our Business and Results of Operations.

On July 23, 2014, the U.S. Securities and Exchange Commission voted to approve amendments to Rule 2a-7 of the Investment Company Act of 1940, which governs money market funds. Under the new rule, institutional prime and institutional municipal money market funds will be required to maintain a market-based, or floating, net asset value (“NAV”) share price for sales and redemptions based on the current market value of the securities in their portfolios. As a result, once the new rules are in effect, daily share prices of these money market funds will fluctuate along with changes, if any, in the market-based value of their underlying portfolio securities. Money market funds qualifying as either government or retail funds as defined in the amendments will be exempt from the floating NAV requirements and will continue to be allowed to use the amortized cost method of pricing to seek to maintain a stable $1.00 NAV. The new amendments also allow money market fund boards of directors to impose liquidity fees or to temporarily suspend redemptions if a fund’s weekly liquid assets fall below a certain threshold. The rule also includes additional requirements, including increased disclosure and reporting, immediate reporting of certain fund and portfolio events, tighter diversification requirements, and enhanced stress-testing measures.

There will be a multi-year implementation for these rules, with the compliance date for the floating NAV amendments and liquidity fees and gates amendments described above occurring in mid-2016, and for other amendments phasing in earlier in either mid-2015 or early 2016.

Approximately 20% of our assets under management as of June 30, 2014, consisted of assets in institutional prime or institutional municipal money market funds. We are in the process of considering the impact of these regulations on the money market fund industry and determining what actions, if any, we should take in response to the impact these new regulations may have on our business. Among other things, the new regulations could reduce the attractiveness of money market funds to retail and institutional investors and raise the costs of being in this business. Any of these revisions could adversely affect our business and our results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended June 30, 2014:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
April 1, 2014 through April 30, 2014	871,823	$46.34	422,800	$350,397,862
May 1, 2014 through May 31, 2014	772,800	47.34	772,800	313,812,436
June 1, 2014 through June 30, 2014	675,000	50.19	675,000	279,936,374
Total	2,319,623	$47.79	1,870,600	$279,936,374

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

Item 6.        Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
10	Legg Mason, Inc. Executive Incentive Compensation Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2014 Annual Meeting of Stockholders) *
12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2014, filed on August 6, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

*    This exhibit is a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE: August 6, 2014                          /s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and Director

DATE: August 6, 2014                     /s/ Peter H. Nachtwey
Peter H. Nachtwey
Senior Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
10	Legg Mason, Inc. Executive Incentive Compensation Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2014 Annual Meeting of Stockholders) *
12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2014, filed on August 6, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

*    This exhibit is a management contract or compensatory plan or arrangement