Form 10-Q
period 2014-09-30
LEGG MASON, INC.
filed 2014-11-06
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
114,109,608 shares of common stock as of the close of business on October 31, 2014.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$658,974	$858,022
Cash and cash equivalents of consolidated investment vehicles	1,530	56,372
Restricted cash	9,158	13,455
Receivables:
Investment advisory and related fees	344,394	348,633
Other	57,689	68,186
Investment securities	414,923	467,726
Investment securities of consolidated investment vehicles	49,931	50,463
Deferred income taxes	180,239	186,147
Other	96,258	47,677
Other assets of consolidated investment vehicles	826	31,702
Total Current Assets	1,813,922	2,128,383
Fixed assets, net	182,091	189,241
Intangible assets, net	3,170,628	3,171,773
Goodwill	1,231,335	1,240,523
Investments of consolidated investment vehicles	32,229	31,810
Deferred income taxes	166,843	165,705
Other	157,809	183,706
Other assets of consolidated investment vehicles	175	208
TOTAL ASSETS	$6,755,032	$7,111,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$261,443	$425,466
Accounts payable and accrued expenses	210,495	214,819
Current portion of long-term debt	219	438
Other	107,399	91,586
Debt and other current liabilities of consolidated investment vehicles	2,425	88,936
Total Current Liabilities	581,981	821,245
Deferred compensation	51,790	49,618
Deferred income taxes	290,461	265,583
Other	147,500	166,209
Long-term debt	1,052,062	1,038,826
TOTAL LIABILITIES	2,123,794	2,341,481

Commitments and Contingencies (Note 9)

REDEEMABLE NONCONTROLLING INTERESTS	47,449	45,144

STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 114,510,328 shares in September 2014 and 117,173,639 shares in March 2014	11,451	11,717
Additional paid-in capital	2,990,044	3,148,396
Employee stock trust	(31,114)	(29,922)
Deferred compensation employee stock trust	31,114	29,922
Retained earnings	1,565,983	1,526,662
Accumulated other comprehensive income, net	16,311	37,949
TOTAL STOCKHOLDERS' EQUITY	4,583,789	4,724,724
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,755,032	$7,111,349
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$204,739	$191,645	$409,509	$382,679
Funds	389,238	372,679	770,865	743,150
Performance fees	13,993	17,346	30,296	39,367
Distribution and service fees	94,481	86,202	184,197	171,081
Other	1,444	1,980	2,909	3,992
Total Operating Revenues	703,895	669,852	1,397,776	1,340,269
OPERATING EXPENSES
Compensation and benefits	303,878	294,272	609,384	590,383
Distribution and servicing	155,100	155,142	303,808	325,330
Communications and technology	44,624	39,968	86,574	78,367
Occupancy	22,710	24,922	49,667	51,731
Amortization of intangible assets	464	3,624	1,359	7,248
Other	46,764	45,558	97,083	97,310
Total Operating Expenses	573,540	563,486	1,147,875	1,150,369
OPERATING INCOME	130,355	106,366	249,901	189,900
OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	1,680	1,371	4,205	3,010
Interest expense	(14,975)	(12,859)	(32,033)	(25,927)
Other income (expense), net, including $107,074 debt extinguishment loss in July 2014	(108,156)	9,662	(101,908)	9,747
Other non-operating income (loss) of consolidated investment vehicles, net	(79)	2,311	2,928	5,008
Total Other Non-Operating Income (Expense)	(121,530)	485	(126,808)	(8,162)
INCOME BEFORE INCOME TAX PROVISION	8,825	106,851	123,093	181,738
Income tax provision	3,804	19,153	44,460	44,945
NET INCOME	5,021	87,698	78,633	136,793
Less: Net income attributable to noncontrolling interests	124	1,410	1,548	2,690
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$4,897	$86,288	$77,085	$134,103

NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$0.04	$0.70	$0.66	$1.08
Diluted	$0.04	$0.70	$0.66	$1.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	115,799	122,974	116,459	124,095
Diluted	116,940	123,207	117,574	124,308

DIVIDENDS DECLARED PER SHARE	$0.16	$0.13	$0.32	$0.26
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
NET INCOME	$5,021	$87,698	$78,633	$136,793
Other comprehensive income (loss):
Foreign currency translation adjustment	(32,240)	10,350	(21,524)	(15,092)
Unrealized gains (losses) on investment securities:
Unrealized holding losses, net of tax benefit of $0, $(5), $(3) and $(98), respectively	—	(7)	(5)	(148)
Reclassification adjustment for losses included in net income	—	5	5	11
Net unrealized losses on investment securities	—	(2)	—	(137)
Unrealized gains (losses) on reverse treasury rate lock, net of tax provision (benefit) of $(262) and $233, respectively	(368)	—	405	—
Reclassification for realized gain on termination of reverse treasury rate lock, net of tax provision of $(233)	(405)	—	(405)	—
Reclassification for assets held for sale	—	—	(114)	—
Total other comprehensive income (loss)	(33,013)	10,348	(21,638)	(15,229)
COMPREHENSIVE INCOME (LOSS)	(27,992)	98,046	56,995	121,564
Less: Comprehensive income attributable to noncontrolling interests	124	1,410	1,548	2,690
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$(28,116)	$96,636	$55,447	$118,874
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2014	2013
COMMON STOCK
Beginning balance	$11,717	$12,534
Stock options and other stock-based compensation	50	47
Deferred compensation employee stock trust	3	4
Deferred compensation, net	98	104
Employee tax withholdings by settlement of net share transactions	(46)	(43)
Shares repurchased and retired	(371)	(532)
Ending balance	11,451	12,114
ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,148,396	3,449,190
Stock options and other stock-based compensation	17,376	21,815
Deferred compensation employee stock trust	1,707	1,236
Deferred compensation, net	23,601	24,726
Employee tax withholdings by settlement of net share transactions	(21,386)	(13,410)
Shares repurchased and retired	(179,650)	(179,415)
Ending balance	2,990,044	3,304,142
EMPLOYEE STOCK TRUST
Beginning balance	(29,922)	(32,623)
Shares issued to plans	(1,710)	(1,240)
Distributions and forfeitures	518	3,442
Ending balance	(31,114)	(30,421)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	29,922	32,623
Shares issued to plans	1,710	1,240
Distributions and forfeitures	(518)	(3,442)
Ending balance	31,114	30,421
RETAINED EARNINGS
Beginning balance	1,526,662	1,304,259
Net Income Attributable to Legg Mason, Inc.	77,085	134,103
Dividends declared	(37,764)	(32,279)
Ending balance	1,565,983	1,406,083
APPROPRIATED RETAINED EARNINGS FOR CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	—	4,829
Net income reclassified to appropriated retained earnings	—	1,792
Ending balance	—	6,621
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Beginning balance	37,949	47,539
Net unrealized losses on investment securities	—	(137)
Reclassification for assets held for sale	(114)	—
Foreign currency translation adjustment	(21,524)	(15,092)
Ending balance	16,311	32,310
TOTAL STOCKHOLDERS’ EQUITY	$4,583,789	$4,761,270

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$78,633	$136,793
5.5% Senior Notes Due 2019:
Loss on extinguishment	107,074	—
Allocation of repurchase payment	(98,418)	—
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	27,985	31,271
Accretion and amortization of securities discounts and premiums, net	545	1,520
Stock-based compensation	34,700	32,958
Net gains on investments	(2,149)	(7,790)
Net gains of consolidated investment vehicles	(2,124)	(4,128)
Deferred income taxes	4,639	38,385
Other	(1,252)	4,589
Decrease (increase) in assets:
Investment advisory and related fees receivable	1,997	3,741
Net sales (purchases) of trading and other current investments	71,301	(38,590)
Other receivables	(5,720)	(7,554)
Other assets	14,524	(11,301)
Other assets of consolidated investment vehicles	87,989	36,942
Increase (decrease) in liabilities:
Accrued compensation	(157,657)	(82,371)
Deferred compensation	2,172	(4,784)
Accounts payable and accrued expenses	(5,797)	(11,094)
Other liabilities	(19,489)	(8,074)
Other liabilities of consolidated investment vehicles	(7,332)	(10,296)
CASH PROVIDED BY OPERATING ACTIVITIES	131,621	100,217
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	(20,604)	(20,280)
Proceeds from sale of assets	—	1,351
Business acquisition, net of cash acquired	(10,558)	—
Change in restricted cash	2,988	(5,217)
Purchases of investment securities	(2,641)	(1,081)
Proceeds from sales and maturities of investment securities	2,688	1,361
Purchases of investments by consolidated investment vehicles	—	(14,440)
Proceeds from sales and maturities of investments by consolidated investment vehicles	—	95,141
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(28,127)	$56,835

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	$(645,561)	$(50,220)
Repayment of long-term debt of consolidated investment vehicles	(79,179)	(103,329)
Proceeds from issuance of long-term debt	658,769	—
Debt issuance costs	(4,529)	—
Issuance of common stock for stock-based compensation	15,883	13,002
Employee tax withholdings by settlement of net share transactions	(21,432)	(13,453)
Repurchase of common stock	(180,021)	(179,947)
Dividends paid	(34,759)	(30,430)
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	757	(3,164)
CASH USED IN FINANCING ACTIVITIES	(290,072)	(367,541)
EFFECT OF EXCHANGE RATES ON CASH	(12,470)	(10,691)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(199,048)	(221,180)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	858,022	933,036
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$658,974	$711,856

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
September 30, 2014
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

2. Significant Accounting Policies

Consolidation
In the normal course of its business, Legg Mason sponsors and manages various types of investment vehicles. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make, and any earned but uncollected management fees. Legg Mason did not sell or transfer assets to any of these investment vehicles. In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment vehicles, some of which are designated as consolidated investment vehicles (“CIVs”). The consolidation of investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results. The change in the value of these CIVs, which is recorded in Other Non-Operating Income (Expense), is reflected in Net Income, net of amounts allocated to noncontrolling interests.

Certain investment vehicles Legg Mason sponsors and is the manager of are considered to be variable interest entities ("VIEs") (further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). Legg Mason may also fund the initial cash investment in certain VRE investment vehicles to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer term. Legg Mason held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV as of September 30, 2014, March 31, 2014, and September 30, 2013.

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

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of September 30, 2014, March 31, 2014 and September 30, 2013, despite significant third party investments in this product. As of September 30, 2014 and March 31, 2014, Legg Mason also concluded it was the primary beneficiary of 16 employee-owned funds it sponsors, which were consolidated and reported as CIVs.

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

As of September 30, 2014, Legg Mason had a variable interest in three collateralized loan obligations ("CLOs"). Legg Mason concluded it was not the primary beneficiary of these CLOs, which were not consolidated, as it holds no equity interest in these investment vehicles and their level of expected fees is insignificant. As of March 31, 2014 and September 30, 2013, Legg Mason had a variable interest in two of these CLOs, which also were not consolidated in either of these periods.

As of March 31, 2014 and September 30, 2013, Legg Mason concluded that it was the primary beneficiary of another CLO in which it held a variable interest. Although it held no equity interest in this investment vehicle, it had both the power to control and had a significant variable interest because of the level of its expected subordinated fees. As of March 31, 2014 and September 30, 2013, the balances related to this CLO were consolidated and reported as a CIV in the Company's consolidated financial statements. During the three months ended June 30, 2014, this CLO was substantially liquidated and therefore was not consolidated by Legg Mason as of September 30, 2014.

See Notes 4 and 12 for additional information regarding VIEs and VREs.

Noncontrolling Interests
For CIVs with third-party investors, the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. Also included in redeemable noncontrolling interests are vested affiliate management equity plan interests. There were no nonredeemable noncontrolling interests as of September 30, 2014 or March 31, 2014. Net income attributable to noncontrolling interests in the Consolidated Statements of Income for the three and six months ended September 30, 2013 also includes Net income reclassified to appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheet as of September 30, 2013.

Net income attributable to noncontrolling interests for the three and six months ended September 30, included the following amounts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to redeemable noncontrolling interests	$124	$17	$1,548	$898
Net income reclassified to appropriated retained earnings for consolidated investment vehicle	—	1,393	—	1,792
Total	$124	$1,410	$1,548	$2,690

Redeemable noncontrolling interests as of and for the six months ended September 30, included the following amounts:

	Six Months Ended September 30,
	2014	2013
Balance, beginning of period	$45,144	$21,009
Net income attributable to redeemable noncontrolling interests	1,548	898
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	757	(3,164)
Balance, end of period	$47,449	$18,743

Accumulated Other Comprehensive Income
There were no significant amounts reclassified from Accumulated other comprehensive income to the Consolidated Statements of Income for the three or six months ended September 30, 2014 or 2013, except for $638 realized on the termination of a reverse treasury rate lock contract, as further described in Note 7.

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

In August 2014, the FASB updated the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities. The update requires that an entity electing to apply the guidance should measure both the financial assets and financial liabilities using the fair value of the consolidated collateralized financing entity’s financial assets or financial liabilities, whichever is more observable. This update also requires certain disclosures by entities that apply its provisions and will be effective for Legg Mason in fiscal 2017, unless adopted earlier. Legg Mason is evaluating the impact of its adoption.

3. Acquisitions and Disposition

QS Investors, LLC
Effective May 31, 2014, Legg Mason acquired all of the outstanding equity interests of QS Investors, LLC ("QS Investors"), a customized solutions and global quantitative equities provider, in accordance with a Purchase Agreement entered into in March 2014. At the time of acquisition, QS Investors had approximately $5,000,000 in assets under management ("AUM") and nearly $100,000,000 in assets under advisement.

The initial purchase price was a cash payment of $11,000, funded from existing cash. In addition, contingent consideration of up to $10,000 and $20,000 for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The contingent consideration liability established at closing had an acquisition date fair value of $13,370, which represented the present value of the contingent consideration expected to be paid. The contingent consideration liability is included in Other liabilities in the Consolidated Balance Sheet at September 30, 2014 and has accreted to $13,453.

A summary of the acquisition-date fair values of the assets acquired and liabilities assumed, after certain measurement period adjustments, are as follows:

Consideration
Cash	$11,000
Contingent consideration	13,370
Total Consideration	24,370
Identifiable assets and liabilities
Cash	441
Investments	3,281
Receivables	2,699
Amortizable asset management contracts	7,060
Fixed assets	599
Liabilities, net	(6,620)
Total identifiable assets and liabilities	7,460
Goodwill	$16,910

The fair value of the amortizable asset management contracts is being amortized over a period of 10 years. Purchase price allocated to goodwill is expected to be deductible for U.S. tax purposes over a period of 15 years.

Management estimated the fair values of the amortizable asset management contracts based upon discounted cash flow analyses, and the contingent consideration expected to be paid and discounted, based upon probability-weighted revenue projections, using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these analyses at acquisition including projected annual cash flows, revenues and discount rates, are summarized as follows:

	Projected Cash Flow Attrition	Discount Rate
Amortizable asset management contracts	(10)%	15.0%

	Projected Revenue Growth Rates	Discount Rates
Contingent consideration	0% to 10% (weighted-average - 6%)	1.2% / 2.1%

Goodwill is principally attributable to synergies expected to arise with the integration of QS Investors.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different. The financial results of QS Investors included in Legg Mason's consolidated financial results for the three and six months ended September 30, 2014 were not significant.

Over time, Legg Mason plans to integrate two existing affiliates, QS Batterymarch Financial Management, Inc. ("Batterymarch") and QS Legg Mason Global Asset Allocation, LLC ("LMGAA"), into QS Investors to capture synergies and leverage the best capabilities of each entity. In connection with the integration, Legg Mason expects to incur cumulative restructuring and transition costs up to approximately $40,000, primarily comprised of charges for employee termination benefits, including severance and retention incentives, as well as real estate related charges. Total charges for restructuring and transition costs of $24,140 have been recognized through September 30, 2014, which includes $7,946 and $21,582 for the three and six months, respectively, ended September 30, 2014, primarily recorded in Compensation and benefits in the Consolidated Statements of Income.

The table below presents a summary of changes in the restructuring and transition-related liability from March 31, 2013 through September 30, 2014 and cumulative charges incurred to date:

	Compensation	Other	Total
Balance as of December 31, 2013	$—	$—	$—
Accrued charges	2,161	111	2,272
Balance as of March 31, 2014	2,161	111	2,272
Accrued charges	18,828	596	19,424
Payments	(9,936)	(384)	(10,320)
Balance as of September 30, 2014	$11,053	$323	$11,376

Non-cash charges(1)
Year ended March 31, 2014	$—	$286	$286
Six Months Ended September 30, 2014	588	1,570	2,158
Total	$588	$1,856	$2,444

Cumulative charges incurred as of September 30, 2014	$21,577	$2,563	$24,140
(1) Includes stock-based compensation expense and accelerated fixed asset depreciation.

Legg Mason expects to incur up to approximately $16,000 in additional restructuring and transition costs associated with the integration of Batterymarch and LMGAA into QS Investors, with up to approximately $13,000 of the anticipated remaining costs expected to be incurred in the remainder of fiscal 2015.

Fauchier Partners Management, Limited
On March 13, 2013, The Permal Group Ltd. ("Permal"), a wholly-owned subsidiary of Legg Mason, completed the acquisition of all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a European based manager of funds-of-hedge funds, from BNP Paribas Investment Partners, S.A. in accordance with a Sale and Purchase Agreement entered into in December 2012.

As of September 30, 2014, the fair value of the contingent consideration liability was $29,200, a decrease of $353 from March 31, 2014, all of which is attributable to changes in the exchange rate, net of accretion. The contingent consideration liability is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 11 for additional information regarding derivatives and hedging.

Legg Mason Investment Counsel & Trust
On June 4, 2014, Legg Mason announced an agreement to sell all of its equity interests in Legg Mason Investment Counsel & Trust Company N.A. (subsequently renamed 1919 Investment Counsel & Trust) ("LMIC") to Stifel Financial Corporation's Global Wealth Management segment. The sale is expected to be completed in November 2014.

Related assets and liabilities held for sale of $47,263 and $8,713, respectively, were included in Other current assets and Other current liabilities, respectively, in the Consolidated Balance Sheet at September 30, 2014. These assets included $11,994 of available-for-sale investments with related net unrealized gains of $114, previously included in Accumulated other comprehensive income, net, at March 31, 2014. The sale is not expected to have a material impact on Legg Mason's consolidated financial condition or results of operations.

4. Investments and Fair Value of Assets and Liabilities

The disclosures below include details of Legg Mason's assets and liabilities that are measured at fair value, excluding the assets and liabilities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

		As of September 30, 2014
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds		$227,856	$—	$—	$227,856
Time deposits and other		—	58,561	—	58,561
Total cash equivalents		227,856	58,561	—	286,417
Current investments:
Trading investments relating to long-term incentive compensation plans(2)		78,715	—	—	78,715
Trading investments of proprietary fund products and other trading investments(3)		233,544	85,264	170	318,978
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)		8,544	8,686	—	17,230
Total current investments		320,803	93,950	170	414,923
Investments in partnerships, LLCs and other(6)		—	—	17,682	17,682
Equity method investments in partnerships and LLCs(4)(6)	`	—	—	55,857	55,857
Derivative assets(7)		5,243	—	—	5,243
Other investments(6)		—	—	85	85
Total		$553,902	$152,511	$73,794	$780,207
Liabilities:
Long-term debt(8)		$—	$(249,451)	$—	$(249,451)
Contingent consideration liabilities(9)		—	—	(42,653)	(42,653)
Derivative liabilities(7)		(4,669)	(549)	—	(5,218)
Total		$(4,669)	$(250,000)	$(42,653)	$(297,322)

	As of March 31, 2014
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$456,631	$—	$—	$456,631
Time deposits and other	—	106,226	—	106,226
Total cash equivalents	456,631	106,226	—	562,857
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	109,648	—	—	109,648
Trading investments of proprietary fund products and other trading investments(3)	260,251	75,015	190	335,456
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	8,497	14,125	—	22,622
Total current investments	378,396	89,140	190	467,726
Available-for-sale investment securities(6)	2,048	10,024	—	12,072
Investments in partnerships, LLCs and other(6)	—	2,878	21,586	24,464
Equity method investments in partnerships and LLCs(4)(6)	—	—	62,973	62,973
Derivative assets(7)	3,584	—	—	3,584
Other investments(6)	—	—	90	90
Total	$840,659	$208,268	$84,839	$1,133,766
Liabilities:
Contingent consideration liability(9)	$—	$—	$(29,553)	$(29,553)
Derivative liabilities(7)	(2,335)	—	—	(2,335)
Total	$(2,335)	$—	$(29,553)	$(31,888)

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

(3)
Trading investments of proprietary fund products and other trading investments consist of approximately 57% and 43% in equity and debt securities, respectively, as of September 30, 2014, and approximately 53% and 47% in equity and debt securities, respectively, as of March 31, 2014.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximate fair value) relating to long-term incentive compensation plans of $8,686 and $14,125 as of September 30, 2014 and March 31, 2014, respectively, and proprietary fund products and other investments of $8,544 and $8,497 as of September 30, 2014 and March 31, 2014, respectively, which are classified as Investment securities in the Consolidated Balance Sheets.

(6)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(7)	See Note 11.

(8)	See Note 7.

(9)	See Note 3.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had investments in proprietary fund products, which totaled $382,288 and $405,918, as of September 30, 2014 and March 31, 2014, respectively, which are substantially comprised of investments in 47 funds and 46 funds, respectively, that are individually greater than $1,000, with minimal third party investment, and together comprise over 90% of the seed capital investments total in each period.
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
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2014 and 2013, are presented in the tables below:

	Value as of June 30, 2014	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2014
Assets:
Trading investments of proprietary fund products and other trading investments	$179	$—	$(9)	$—	$—	$—	$170
Investments in partnerships, LLCs and other	21,654	—	(24)	(3,443)	—	(505)	17,682
Equity method investments in partnerships and LLCs	57,621	78	(990)	(363)	—	(489)	55,857
Other investments	92	—	—	—	—	(7)	85
	$79,546	$78	$(1,023)	$(3,806)	$—	$(1,001)	$73,794
Liabilities:
Contingent consideration liabilities	$(43,984)	$—	$—	$—	$—	$1,331	$(42,653)

	Value as of June 30, 2013	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2013
Assets:
Trading investments of proprietary fund products and other trading investments	$233	$—	$—	$(31)	$—	$7	$209
Investments in partnerships, LLCs and other	28,018	—	(424)	1	—	(406)	27,189
Equity method investments in partnerships and LLCs	63,353	2,570	(437)	(2,116)	—	269	63,639
Other investments	105	—	—	—	—	2	107
	$91,709	$2,570	$(861)	$(2,146)	$—	$(128)	$91,144
Liabilities:
Contingent consideration liability	$(21,931)	$—	$—	$—	$—	$(1,404)	$(23,335)

	Value as of March 31, 2014	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2014
Assets:
Trading investments of proprietary fund products and other trading investments	$190	$—	$(19)	$—	$—	$(1)	$170
Investments in partnerships, LLCs and other	21,586	—	(24)	(3,443)	—	(437)	17,682
Equity method investments in partnerships and LLCs	62,973	1,046	(6,838)	(927)	—	(397)	55,857
Other investments	90	—	—	—	—	(5)	85
	$84,839	$1,046	$(6,881)	$(4,370)	$—	$(840)	$73,794
Liabilities:
Contingent consideration liabilities	$(29,553)	$(13,370)	$—	$—	$—	$270	$(42,653)

	Value as of March 31, 2013	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2013
Assets:
Trading investments of proprietary fund products and other trading investments	$246	$—	$—	$(44)	$—	$7	$209
Investments in partnerships, LLCs and other	27,762	800	(617)	(164)	—	(592)	27,189
Equity method investments in partnerships and LLCs	66,338	2,766	(750)	(5,688)	—	973	63,639
Other investments	111	—	—	—	—	(4)	107
	$94,457	$3,566	$(1,367)	$(5,896)	$—	$384	$91,144
Liabilities:
Contingent consideration liability	$(21,900)	$—	$—	$—	$—	$(1,435)	$(23,335)

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other Non-Operating Income (Expense) in the Consolidated Statements of Income. The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $131 and $(2,397) for the three months ended September 30, 2014 and 2013, respectively. The change in unrealized losses for Level 3 investments and liabilities still held at the reporting date was $1,200 and $3,190 for the six months ended September 30, 2014 and 2013, respectively.

There were no transfers between Level 1 and Level 2 during the three or six months ended September 30, 2014 and 2013.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of September 30, 2014 and March 31, 2014, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of September 30, 2014
Category of Investment	Investment Strategy	September 30, 2014		March 31, 2014		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$29,855	(1)	$34,771	(1)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	17,379		19,461		$20,000	n/a
Private equity funds	Long/short equity	22,158	(2)	22,759	(2)	5,184	Up to 8 years
Other	Various	1,919		2,434		n/a	Various (3)
Total		$71,311	(4)	$79,425	(4)	$25,184
n/a-not applicable

(1)	Liquidation restrictions: 29% monthly redemption and 71% quarterly redemption as of September 30, 2014. 40% monthly redemption and 60% quarterly redemption as of March 31, 2014.
(2)    Liquidations are expected over the remaining term.

(3)	Of this balance, 12% has a remaining term of less than one year and 88% has a remaining term of 19 years.

(4)	Comprised of 35% and 65% of Level 2 and Level 3 assets, respectively, as of September 30, 2014 and 31% and 69% of Level 2 and Level 3 assets, respectively, as of March 31, 2014.

There are no current plans to sell any of these investments held as of September 30, 2014.

5. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. The following table reflects the components of fixed assets as of:

	September 30, 2014	March 31, 2014
Equipment	$148,754	$147,663
Software	260,387	249,368
Leasehold improvements	208,812	209,747
Total cost	617,953	606,778
Less: accumulated depreciation and amortization	(435,862)	(417,537)
Fixed assets, net	$182,091	$189,241

Depreciation and amortization expense related to fixed assets was $13,551 and $12,176 for the three months ended September 30, 2014 and 2013, respectively, and $26,625 and $24,023 for the six months ended September 30, 2014 and 2013, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	September 30, 2014	March 31, 2014
Amortizable asset management contracts
Cost	$176,707	$207,224
Accumulated amortization	(167,697)	(197,255)
Net	9,010	9,969
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Permal/Fauchier funds-of-hedge fund management contracts	698,104	698,104
Other fund management contracts	304,363	304,549
Trade names	52,800	52,800
	3,161,618	3,161,804
Intangible assets, net	$3,170,628	$3,171,773

In connection with the previously discussed agreement to sell LMIC, amortizable asset management contracts with a cost of $36,864 and accumulated amortization of $30,205 were reclassified to assets held for sale. Also, the May 31, 2014 acquisition of QS Investors included amortizable asset management contracts of $7,060. See Note 3 for additional information.

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

As of September 30, 2014, amortizable asset management contracts are being amortized over a weighted-average remaining life of 8.4 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2015	$553
2016	1,188
2017	1,188
2018	1,188
2019	1,188
Thereafter	3,705
Total	$9,010

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2014	$2,402,423	$(1,161,900)	$1,240,523
Impact of excess tax basis amortization	(10,858)	—	(10,858)
Business acquisition, net of $8,104 reclassification relating to LMIC (See Note 3)	8,806	—	8,806
Other, including changes in foreign exchange rates	(7,136)	—	(7,136)
Balance as of September 30, 2014	$2,393,235	$(1,161,900)	$1,231,335

7. Long-Term Debt

The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

Long-term debt consists of the following:

	September 30, 2014				March 31, 2014
	Current Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Maturity Amount	Accreted Value
2.7% Senior Notes due 2019	$248,927	$549	$524	$250,000	$—
5.5% Senior Notes due 2019	—	—	—	—	645,042
3.95% Senior Notes due 2024	249,555	—	445	250,000	—
5.625% Senior Notes due 2044	553,580	—	(3,580)	550,000	393,784
Other term loans	219	—	—	219	438
Subtotal	1,052,281	549	(2,611)	1,050,219	1,039,264
Less: current portion	219	—	—	219	438
Total	$1,052,062	$549	$(2,611)	$1,050,000	$1,038,826

In June 2014, Legg Mason issued $250,000 of 2.7% Senior Notes due 2019 (the "2019 Notes"), $250,000 of 3.95% Senior Notes due 2024 (the "2024 Notes"), and an additional $150,000 of the existing 5.625% Senior Notes due 2044 (the "2044 Notes" and, together with the 2019 Notes and the 2024 Notes, the "Notes"). In July 2014, the Company used $658,769 in proceeds from the sale of the Notes, together with cash on hand, to call the outstanding $650,000 of 5.5% Senior Notes due 2019 (the "5.5% Senior Notes") and pay a related make-whole premium of $98,418 discussed below.

On June 23, 2014, Legg Mason entered into a reverse treasury rate lock contract with a financial intermediary, which was designated as a cash flow hedge. The contract was issued in connection with the retirement of the 5.5% Senior Notes. The Company entered into the reverse treasury rate lock agreement in order to hedge the variability in the retirement payment on the entire principal amount of debt. The reverse treasury rate lock contract effectively fixed the present value of the forecasted debt make-whole payment which was priced on July 18, 2014, to eliminate risk associated with changes in the five-year U.S. treasury yield.

The 5.5% Senior Notes were retired on July 23, 2014, and resulted in a pre-tax, non-operating charge of $107,074 , consisting of a make-whole premium of $98,418 to call the 5.5% Senior Notes, net of $638 from the settlement of the reverse treasury lock before related administrative fees, and $8,656 associated with existing deferred charges and original issue discount.

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

On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap is being used to effectively convert the 2019 Notes from fixed rate debt to floating rate debt and has identical terms as the underlying debt being hedged, so no ineffectiveness is expected. The swap has a five-year term, and matures on July 15, 2019. The fair value of the contract at September 30, 2014, was a derivative liability of $549, which is classified as Other liabilities with a corresponding fair value adjustment to the related carrying value of the debt in the Consolidated Balance Sheet. The swap payment dates coincide with the debt payment dates on July 15 and January 15. The related receipts/payments by Legg Mason are recorded as Interest expense in the Consolidated Statement of Income. Cash collateral of $2,000 was provided for the interest rate swap as of September 30, 2014. Since the terms and conditions of the hedged instruments are unchanged, the swap continues to be an effective fair value hedge.

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

As of September 30, 2014, the aggregate maturities of long-term debt by fiscal year, based on their contractual terms, are as follows:

Remaining 2015	$219
2016	—
2017	—
2018	—
2019	—
Thereafter	1,050,000
Total	$1,050,219

At September 30, 2014, the estimated fair value of long-term debt was approximately $1,102,771, including $249,451 for the 2019 Notes which are carried at fair value in the Consolidated Balance Sheet. The debt fair value was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

8.  Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, management equity plans and deferred compensation payable in stock. Shares available for issuance under the active equity incentive stock plan as of September 30, 2014, were 8,184. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to ten years from the date of grant.

Stock Options
Compensation expense relating to stock options for the three months ended September 30, 2014, and 2013 was $2,953 and $3,746, respectively, and for the six months ended September 30, 2014, and 2013 was $6,217 and $6,987, respectively.

Stock option transactions under Legg Mason's equity incentive plans during the six months ended September 30, 2014, and 2013 are summarized below:

	Six Months Ended September 30,
	2014		2013
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options Outstanding at March 31	4,801	$43.02	5,361	$53.13
Granted	916	47.64	1,215	33.64
Exercised	(453)	30.76	(405)	29.64
Canceled/forfeited	(522)	93.59	(881)	99.98
Options outstanding at September 30	4,742	$39.52	5,290	$42.65
At September 30, 2014, options were exercisable for 2,467 shares and the weighted-average exercise price was $41.32. Stock options exercisable at September 30, 2014, have a weighted-average remaining contractual life of 3.8 years.  Unamortized compensation cost at September 30, 2014, was $21,166 and was related to unvested options for 2,275 shares. The unamortized compensation cost at September 30, 2014 is expected to be recognized over a weighted-average period of 1.8 years.
The weighted-average fair value of service-based stock option grants during the six months ended September 30, 2014 and 2013, excluding those granted to our Chief Executive Officer in May 2013 discussed below, using the Black-Scholes option pricing model, was $12.03 and $12.13 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2015 and 2014:

	Six Months Ended September 30,
	2014	2013
Expected dividend yield	1.04%	1.54%
Risk-free interest rate	1.51%	0.80%
Expected volatility	29.53%	45.08%
Expected life (in years)	4.94	4.93

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

In May 2013, Legg Mason awarded options to purchase 500 shares of Legg Mason, Inc. common stock at an exercise price of $31.46, equal to the then current market value of Legg Mason's common stock, to its Chief Executive Officer, which are included in the outstanding options table above. The award had a grant date fair value of $5,525 and is subject to vesting requirements, 25% of which vests over a two-year service period; 25% of which vests over a two-year service period and is subject to Legg Mason's common stock price equaling or exceeding $36.46 for 20 consecutive trading days; 25% of which is subject to Legg Mason's common stock price equaling or exceeding $41.46 for 20 consecutive trading days; and 25% of which is subject to Legg Mason's common stock price equaling or exceeding $46.46 for 20 consecutive trading days; as well as a requirement that certain shares received upon exercise are retained for a two-year period. In both January and June 2014, 25% of this award vested when the Legg Mason stock price met and exceeded $41.46 and $46.46, respectively, for 20 consecutive trading days.

The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Compensation expense relating to restricted stock and restricted stock units for the three months ended September 30, 2014 and 2013, was $12,083 and $12,883, respectively, and for the six months ended September 30, 2014 and 2013, was $23,289 and $24,831, respectively.

Restricted stock and restricted stock unit transactions during the six months ended September 30, 2014 and 2013 are summarized below:

	Six Months Ended September 30,
	2014		2013
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested Shares at March 31	3,334	$30.77	3,738	$27.99
Granted	1,159	47.77	1,289	35.16
Vested	(1,303)	30.90	(1,308)	28.91
Canceled/forfeited	(100)	36.14	(141)	28.91
Unvested Shares at September 30	3,090	$36.92	3,578	$30.20

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at September 30, 2014 of $91,578 is expected to be recognized over a weighted-average period of 1.8 years.

Other
In May 2014, Legg Mason granted certain executive officers 78 performance share units as part of their fiscal 2014 incentive award with an aggregate value of $3,457. The performance share units which vest, and the number of shares payable at vesting, are determined based on Legg Mason’s relative total stockholder return over a three-year period ending April 30, 2017. Compensation expense relating to the performance units for the three and six months ended September 30, 2014 was $290 and $482, respectively.

The grant date fair value per unit for these awards of $44.11 was estimated as of the grant date using a Monte Carlo pricing model with the following assumptions:

Expected dividend yield	1.33%
Risk-free interest rate	0.75%
Expected volatility	30.81%

Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended September 30, 2014 and 2013, was $141 and $87, respectively, and for the six months ended September 30, 2014 and 2013, was $558 and $232, respectively.

On June 28, 2013, Legg Mason implemented a management equity plan and granted units to key employees of Permal that entitle them to participate in 15% of the future growth of the Permal enterprise value (subject to appropriate discounts), if any, subsequent to the grant date. On March 31, 2014, a similar management equity plan was implemented by Legg Mason with a grant to certain key employees of ClearBridge Investments, LLC ("ClearBridge"). Independent valuations determined the aggregate cost of the awards to be approximately $9,000 and $16,000 for Permal and ClearBridge, respectively, which will be recognized as Compensation and benefits in the Consolidated Statements of Income over the related vesting periods, through December 2017 and March 2019, respectively. Both arrangements provide that one-half of the respective cost will be absorbed by the affiliate's incentive pool. Total compensation expense related to management equity plans was $1,301 and $2,603 for the three and six months ended September 30, 2014, respectively, and $908 for both the three and six months ended September 30, 2013.

During the six months ended September 30, 2014 and 2013, non-employee directors were granted 8 and 11 restricted stock units and 23 and 47 shares of common stock at a fair value of $1,550 and $1,950, respectively. As of September 30, 2014 and 2013, non-employee directors held 45 and 64 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. As of September 30, 2013, non-employee directors held 44 stock options, which are included in the outstanding options table. During the six months ended September 30, 2014, there were 27 restricted stock units distributed. During the six months ended September 30, 2014 and 2013, non-employee directors did not exercise any stock options and there were 32 and 68 stock options canceled or forfeited, respectively, related to non-employee directors.

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

As of September 30, 2014, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining 2015	$69,746
2016	123,328
2017	104,586
2018	90,734
2019	76,446
Thereafter	352,108
Total	$816,948

The minimum rental commitments shown above have not been reduced by $167,716 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 40% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of September 30, 2014 and March 31, 2014 was $40,629 and $36,170, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, as a result of the then current commercial real estate market.

The above minimum rental commitments include $748,889 in real estate and equipment leases and $68,059 in service and maintenance agreements.

The minimum rental commitments shown above include $5,440 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $4,242 and $19,330 as of September 30, 2014 and March 31, 2014, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2013	$66,912
Accrued charges for vacated and subleased space	7,371
Payments, net	(17,117)
Adjustments and other	(1,666)
Balance as of March 31, 2014	55,500
Payments, net	(6,927)
Adjustments and other	(3,702)
Balance as of September 30, 2014	$44,871

As of September 30, 2014, Legg Mason had commitments to invest approximately $33,480 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of the respective investment periods ranging through fiscal 2021.

In connection with the acquisition of Fauchier in March 2013, as further discussed in Note 3, contingent consideration of up to approximately $24,000 and approximately $32,000 (using the foreign exchange rate as of September 30, 2014 for the £15,000 and £20,000 maximum contractual amounts, respectively), may be due on or about the second and fourth anniversaries of closing, respectively, which is dependent upon achieving certain levels of revenue, net of distribution costs, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The fair value of the contingent consideration liability was $29,200 as of September 30, 2014, a decrease of $353 from March 31, 2014, all of which is attributable to changes in the exchange rate, net of accretion. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 11 for additional information regarding derivatives and hedging.

In connection with the acquisition of QS Investors in May 2014, as further discussed in Note 3, contingent consideration of up to approximately $10,000 and approximately $20,000 for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The contingent consideration liability established at closing, had an acquisition date fair value of $13,370, which represented the present value of the contingent consideration expected to be paid, and has accreted to $13,453 as of September 30, 2014.

On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited (“Martin Currie”), pursuant to a share purchase agreement dated July 24, 2014. Martin Currie is an international equity specialist based in the United Kingdom with $9,500,000 in AUM as of September 30, 2014 that expands Legg Mason's product offerings. The acquisition required an initial payment of approximately $202,000 (using the foreign exchange rate as of October 1, 2014 for the £125,000 per the contract). In addition, contingent consideration may be payable after March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $527,000 (using the foreign exchange rate as of September 30, 2014 for the maximum £325,000 per the contract), inclusive of the payment of certain potential obligations, and dependent on the achievement by Martin Currie of certain financial thresholds. The acquired assets and liabilities and related results of operations of Martin Currie will be included in Legg Mason's financial statements, along with purchase accounting adjustments and related disclosures, subsequent to the acquisition date.

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

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of September 30, 2014 is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

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

In management's opinion, an adequate accrual has been made as of September 30, 2014, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

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

During the three and six months ended September 30, 2014, Legg Mason repurchased and retired 1,840 and 3,711 shares of its common stock, respectively, for $90,022 and $180,021, respectively, through open market purchases. These repurchases reduced weighted-average shares outstanding by 985 and 1,858 shares for the three and six months ended September 30, 2014, respectively. During the three and six months ended September 30, 2013, Legg Mason repurchased and retired 2,693 and 5,317 shares of its common stock, respectively, for $89,996 and $179,996, respectively, through open market purchases. These repurchases reduced weighted-average shares outstanding by 3,912 and 2,447 shares for the three and six months ended September 30, 2013, respectively.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Weighted-average basic shares outstanding	115,799	122,974	116,459	124,095
Potential common shares:
Employee stock options	1,141	233	1,115	213
Weighted-average diluted shares	116,940	123,207	117,574	124,308
Net Income	$5,021	$87,698	$78,633	$136,793
Less: Net income attributable to noncontrolling interests	124	1,410	1,548	2,690
Net Income Attributable to Legg Mason, Inc.	$4,897	$86,288	$77,085	$134,103
Net Income per share Attributable to Legg Mason, Inc. common shareholders
Basic	$0.04	$0.70	$0.66	$1.08
Diluted	$0.04	$0.70	$0.66	$1.08

The diluted EPS calculations for the three and six months ended September 30, 2014 and 2013, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of the 2.5% Convertible Senior Notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive.
Options to purchase 1,404 and 3,846 shares for the three months ended September 30, 2014 and 2013, respectively, and 1,366 and 4,423 shares for the six months ended September 30, 2014 and 2013, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and therefore, the options are deemed antidilutive. Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met.

11. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging activities excluding the derivatives and hedging activities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Japanese yen, Australian dollar, euro, Singapore dollar, Chinese yuan, Indian rupee, Indonesian rupiah, Malaysian ringgit, Philippine peso, Thai baht, Chilean peso, Swiss franc and South Korean won. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards or futures contracts executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis, resulting in net Other assets of $574 and $1,249 as of September 30, 2014 and March 31, 2014, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $6,547 and $12,985 as of September 30, 2014 and March 31, 2014, respectively.

With the exception of the reverse treasury rate lock contract and interest rate swap contract discussed in Note 7, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended September 30, 2014, March 31, 2014 and September 30, 2013.

The following table presents the fair values as of September 30, 2014 and March 31, 2014, of derivative instruments, classified as Other assets and Other liabilities:

	September 30, 2014		March 31, 2014
	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as hedging instruments (See Note 7)
Interest rate swap	$—	$549	$—	$—
Total derivative instruments designated as hedging instruments	—	549	—	—

Derivative instruments not designated as hedging instruments
Currency forward contracts	1,483	4,652	3,271	825
Futures and forward contracts	3,760	17	313	1,510
Total derivative instruments not designated as hedging instruments	5,243	4,669	3,584	2,335
Total derivative instruments	$5,243	$5,218	$3,584	$2,335

The following tables present gains (losses) recognized in the Consolidated Statements of Income on derivative instruments. As described above, the currency, futures and forward contracts included below are economic hedges of interest rate and market risk of certain operating and investing activities of Legg Mason, including foreign exchange risk on acquisition contingent consideration. Gains and losses on these derivative instruments substantially offset gains and losses of the economically hedged items.

		Three Months Ended September 30,
		2014		2013
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$1,568	$(6,938)	$4,497	$(658)
Seed capital investments	Other non-operating income (expense)	881	(23)	346	(1,326)
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	5,540	(2,266)	747	(8,359)
Total gain (loss) from derivatives not designated as hedging instruments		7,989	(9,227)	5,590	(10,343)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	—	(1,296)	—	—
Reverse treasury rate lock	Other non-operating income (expense)	638	—	—	—
Total		$8,627	$(10,523)	$5,590	$(10,343)

		Six Months Ended September 30,
		2014		2013
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$2,219	$(5,165)	$4,322	$(2,112)
Seed capital investments	Other non-operating income (expense)	749	(211)	778	(1,470)
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	5,560	(6,922)	1,595	(9,798)
Total gain (loss) from derivatives not designated as hedging instruments		8,528	(12,298)	6,695	(13,380)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	—	(549)	—	—
Reverse treasury rate lock	Other non-operating income (expense)	638	—	—	—
Total		$9,166	$(12,847)	$6,695	$(13,380)

12. Variable Interest Entities and Consolidated Investment Vehicles

As further discussed in Notes 2 and 4, in accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment vehicles, some of which are designated as CIVs. As of September 30, 2014, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of September 30, 2014, March 31, 2014 and September 30, 2013, despite significant third party investments in this product. As of September 30, 2014 and March 31, 2014, Legg Mason also concluded it was the primary beneficiary of 16 employee-owned funds it sponsors, which were consolidated and reported as CIVs. Legg Mason also held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV as of September 30, 2014, March 31, 2014 and September 30, 2013. In addition, as of March 31, 2014 and September 30, 2013, Legg Mason concluded it was the primary beneficiary of one of three CLOs in which it had a variable interest. As of March 31, 2014 and September 30, 2013, the balances related to this CLO were consolidated and reported as a CIV in the Company's consolidated financial statements. During the three months ended June 30, 2014, this CLO substantially liquidated and therefore it was not consolidated by Legg Mason as of September 30, 2014.

Legg Mason's investment in CIVs, as of September 30, 2014 and March 31, 2014, was $39,881 and $39,434, respectively, including VREs of $21,003 and $19,659, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs in the Consolidated Balance Sheets as of September 30, 2014 and March 31, 2014, respectively, and the Consolidated Statements of Income for the three and six months ended September 30, 2014 and 2013, respectively:
Consolidating Balance Sheets

	September 30, 2014				March 31, 2014
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current Assets	$1,801,550	$52,285	$(39,913)	$1,813,922	$2,032,827	$138,537	$(42,981)	$2,128,383
Non-current assets	4,908,706	32,404	—	4,941,110	4,950,948	32,018	—	4,982,966
Total Assets	$6,710,256	$84,689	$(39,913)	$6,755,032	$6,983,775	$170,555	$(42,981)	$7,111,349
Current Liabilities	$579,588	$2,425	$(32)	$581,981	$735,737	$89,055	$(3,547)	$821,245
Non-current liabilities	1,541,813	—	—	1,541,813	1,520,236	—	—	1,520,236
Total Liabilities	2,121,401	2,425	(32)	2,123,794	2,255,973	89,055	(3,547)	2,341,481
Redeemable Non-controlling interests	5,161	27,001	15,287	47,449	3,172	26,325	15,647	45,144
Total Stockholders’ Equity	4,583,694	55,263	(55,168)	4,583,789	4,724,630	55,175	(55,081)	4,724,724
Total Liabilities and Equity	$6,710,256	$84,689	$(39,913)	$6,755,032	$6,983,775	$170,555	$(42,981)	$7,111,349

Consolidating Statements of Income

	Three Months Ended
	September 30, 2014				September 30, 2013
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total Operating Revenues	$704,079	$—	$(184)	$703,895	$670,375	$—	$(523)	$669,852
Total Operating Expenses	573,486	238	(184)	573,540	563,361	648	(523)	563,486
Operating Income (Loss)	130,593	(238)	—	130,355	107,014	(648)	—	106,366
Total Other Non-Operating Income (Expense)	(121,714)	(82)	266	(121,530)	(1,487)	2,289	(317)	485
Income (Loss)Before Income Tax Provision (Benefit)	8,879	(320)	266	8,825	105,527	1,641	(317)	106,851
Income tax provision	3,804	—	—	3,804	19,153	—	—	19,153
Net Income (Loss)	5,075	(320)	266	5,021	86,374	1,641	(317)	87,698
Less: Net income (loss) attributable to noncontrolling interests	178	(392)	338	124	86	—	1,324	1,410
Net Income Attributable to Legg Mason, Inc.	$4,897	$72	$(72)	$4,897	$86,288	$1,641	$(1,641)	$86,288

	Six Months Ended
	September 30, 2014				September 30, 2013
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total Operating Revenues	$1,398,143	$—	$(367)	$1,397,776	$1,341,407	$—	$(1,138)	$1,340,269
Total Operating Expenses	1,147,801	441	(367)	1,147,875	1,150,187	1,320	(1,138)	1,150,369
Operating Income (Loss)	250,342	(441)	—	249,901	191,220	(1,320)	—	189,900
Total Other Non-Operating Income (Expense)	(128,530)	2,925	(1,203)	(126,808)	(12,001)	4,984	(1,145)	(8,162)
Income Before Income Tax Provision (Benefit)	121,812	2,484	(1,203)	123,093	179,219	3,664	(1,145)	181,738
Income tax provision	44,460	—	—	44,460	44,945	—	—	44,945
Net Income	77,352	2,484	(1,203)	78,633	134,274	3,664	(1,145)	136,793
Less: Net income attributable to noncontrolling interests	267	676	605	1,548	171	—	2,519	2,690
Net Income Attributable to Legg Mason, Inc.	$77,085	$1,808	$(1,808)	$77,085	$134,103	$3,664	$(3,664)	$134,103

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt of CIVs determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of September 30, 2014
Assets:
Trading investments:
Hedge funds	$1,128	$4,303	$16,391	$21,822
Proprietary funds	28,109	—	—	$28,109
Total trading investments	29,237	4,303	16,391	49,931
Investments:
Private equity funds	—	—	32,229	32,229
	$29,237	$4,303	$48,620	$82,160

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2014
Assets:
Trading investments:
Hedge funds	$1,110	$3,941	$17,888	$22,939
Proprietary funds	27,524	—	—	$27,524
Total trading investments	28,634	3,941	17,888	$50,463
Investments:
Private equity funds	—	—	31,810	31,810
	$28,634	$3,941	$49,698	$82,273

Liabilities:
CLO debt	$—	$—	$(79,179)	$(79,179)
Derivative liabilities	—	(1,888)	—	(1,888)
	$—	$(1,888)	$(79,179)	$(81,067)

Except for the CLO debt, substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance. During the three months ended June 30, 2014, the CLO substantially liquidated and was not consolidated as of September 30, 2014. As of March 31, 2014, the carrying value of the CLO debt approximated the amount to be paid to investors, and there was no appreciable measurement uncertainty.

The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2014 and 2013, are presented in the tables below:

	Value as of June 30, 2014	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2014
Assets:
Hedge funds	$17,052	$292	$(1,501)	$—	$—	$548	$16,391
Private equity funds	35,117	—	(2,397)	—	—	(491)	32,229
	$52,169	$292	$(3,898)	$—	$—	$57	$48,620

	Value as of June 30, 2013	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2013
Assets:
Hedge funds	$20,189	$808	$(1,947)	$—	$—	$785	$19,835
Private equity funds	29,729	—	—	—	—	(1,809)	27,920
	$49,918	$808	$(1,947)	$—	$—	$(1,024)	$47,755
Liabilities:
CLO debt	$(153,676)	$—	$—	$49,040	$—	$2,863	$(101,773)
Total realized and unrealized gains (losses), net						$1,839

	Value as of March 31, 2014	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2014
Assets:
Hedge funds	$17,888	$452	$(2,183)	$—	$—	$234	$16,391
Private equity funds	31,810	1,013	(2,397)	—	—	1,803	32,229
	$49,698	$1,465	$(4,580)	$—	$—	$2,037	$48,620
Liabilities:
CLO debt	$(79,179)	$—	$—	$79,179	$—	$—	$—
Total realized and unrealized gains (losses), net						$2,037

	Value as of March 31, 2013	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2013
Assets:
Hedge funds	$19,448	$2,808	$(4,352)	$—	$—	$1,931	$19,835
Private equity funds	26,982	596	—	—	—	342	27,920
	$46,430	$3,404	$(4,352)	$—	$—	$2,273	$47,755
Liabilities:
CLO debt	$(207,835)	$—	$—	$103,329	$—	$2,733	$(101,773)
Total realized and unrealized gains (losses), net						$5,006

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs in the Consolidated Statements of Income. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $(520) and $2,306 for the three months ended September 30, 2014 and 2013, respectively, and were $1,330 and $3,992 for the six months ended September 30, 2014 and 2013, respectively.

There were no transfers between Level 1 and Level 2 during either of the three and six months ended September 30, 2014 and 2013.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of September 30, 2014 and March 31, 2014, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of September 30, 2014
Category of Investment	Investment Strategy	September 30, 2014		March 31, 2014		Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$21,822	(1)	$22,939	(2)	n/a	n/a
Private equity funds	Long/short equity	32,229	(3)	31,810	(3)	$2,707	3 years
Total		$54,051		$54,749		$2,707
n/a – not applicable

(1)	Redemption restrictions: 7% daily redemption; 6% monthly redemption; 3% quarterly redemption; and 84% are subject to three to five year lock-up or side pocket provisions.

(2)	Redemption restrictions: 10% daily redemption; 6% monthly redemption; 2% quarterly redemption; and 82% are subject to three to five year lock-up or side pocket provisions.

(3)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of September 30, 2014.

As of March 31, 2014, Legg Mason elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO. Management believed that the use of the fair value option mitigated the impact of certain timing differences and better matched the changes in fair value of assets and liabilities related to the CLO. Legg Mason did not elect the fair value option for any assets or liabilities as of September 30, 2014, as the CLO was no longer consolidated.

The following table presents the fair value and unpaid principal balance of CLO debt carried at fair value under the fair value option as of March 31, 2014:

March 31, 2014
Principal amounts outstanding	$92,114
Excess unpaid principal over fair value	(12,935)
Fair value	$79,179

During the three and six months ended September 30, 2013, total net gains of $1,480 and $1,314, respectively, were recognized in Other non-operating income of CIVs, net, in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. CLO loans and CLO debt measured at fair value have floating interest rates, therefore, substantially all of the estimated gains and losses included in earnings for the six months ended September 30, 2013, were attributable to instrument specific credit risk.

As of September 30, 2014, there were no derivative liabilities of CIVs. Total derivative liabilities of CIVs of $1,888 as of March 31, 2014, are recorded in Other liabilities of CIVs.  Gains and (losses) of $308 and $(317), respectively, for the three months ended September 30, 2013 and gains and (losses) of $665 and $(632), respectively, for the six months ended September 30, 2013, related to derivative liabilities of CIVs are included in Other non-operating income (loss) of CIVs.

As of September 30, 2014 and March 31, 2014, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of September 30, 2014		As of March 31, 2014
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
CLOs	$—	$911	$—	$911
Real Estate Investment Trust	648	14,336	1,442	3,715
Other sponsored investment funds	34,130	42,913	34,126	78,521
Total	$34,778	$58,160	$35,568	$83,147

(1)	Includes $33,333 and $23,404 related to investments in proprietary funds products as of September 30, 2014 and March 31, 2014, respectively.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $16,714,792 and $16,032,764 as of September 30, 2014 and March 31, 2014, respectively.

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

13. Subsequent Event

On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie, pursuant to a share purchase agreement dated July 24, 2014. See Note 9 for additional information.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
We have made in this report, and from time to time may otherwise make in our public filings, press releases and statements by our management, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues or earnings per share, anticipated changes in our businesses or in the amount of our client assets under management ("AUM") or assets under advisory ("AUA"), anticipated future performance of our business, anticipated future investment performance of our subsidiaries, our expected future net client cash flows, anticipated expense levels, changes in expenses, the expected effects of acquisitions and expectations regarding financial market conditions. The words or phrases “can be,” “may be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project,” “anticipate” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance.

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

•	Productivity	•	Operate with a high level of effectiveness and improve ongoing efficiency
		•	Align affiliate economic relationships, including the implementation of management equity plan agreements

The strategic priorities discussed above are designed to drive improvements in our net flows, earnings, cash flows, AUM and other key metrics, including operating margin.  Certain of these key metrics are discussed in our quarterly results discussion below. In connection with these strategic priorities, during the quarter ended June 30, 2014, we acquired QS Investors Holdings, LLC ("QS Investors"). During the quarters ended September 30, 2014 and June 30, 2014, we incurred approximately $8.7 million and $14.4 million, respectively, in expenses related to the integration over time of two of our existing affiliates, QS Batterymarch Financial Management, Inc. ("Batterymarch") and QS Legg Mason Global Asset Allocation, LLC ("LMGAA") into QS Investors, and various other corporate initiatives. In connection with the integration of Batterymarch and LMGAA into QS Investors, we expect to incur up to approximately $16 million in additional restructuring and transition costs, with up to approximately $13 million of the anticipated remaining costs expected to be incurred in the remainder of fiscal 2015.

Also in connection with these strategic priorities, on October 1, 2014, we acquired Martin Currie (Holdings) Limited ("Martin Currie"). Martin Currie is a leading global equities specialist based in the United Kingdom with $9.5 billion of AUM as of September 30, 2014. In addition, in June 2014, we announced an agreement to sell all of our equity interests in Legg Mason Investment Counsel & Trust Company N.A. (subsequently renamed 1919 Investment Counsel & Trust) ("LMIC"), to Stifel Financial Corporation's Global Wealth Management segment. The sale is expected to be completed in November 2014, and is not expected to have a material impact on our consolidated financial condition or results of operations. See Notes 3 and 9 of Notes to Consolidated Financial Statements for additional information.

Savings realized as a result of the various corporate initiatives implemented in the prior year, including closing down and reorganizing certain businesses, and ongoing efforts to increase efficiency and effectiveness, are being reinvested into our centralized global distribution business. As a result of reinvesting these savings, we expect to incur run rate expenses of approximately $5 million in the quarter ending December 31, 2014, increasing to $6 million to $7 million per quarter beginning in the quarter ending March 31, 2015.

Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2014 was $4.9 million, or $0.04 per diluted share, as compared to $86.3 million, or $0.70 per diluted share for the three months ended September 30, 2013.  The three months ended September 30, 2014, included a pre-tax, non-operating charge of $107.1 million, or $0.59 per diluted share, related to the refinancing of our 5.5% Senior Notes that was initiated in June 2014 and finalized in July 2014 (see Note 7 of Notes to Consolidated Financial Statements for additional information).

Average long-term AUM and total revenues increased during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  Strong overall investment performance and the improvement of our global distribution function contributed to modest long-term asset inflows in the 12-month period ended September 30, 2014. Over this period, increases in AUM due to market performance, an acquisition and net client inflows, offset the reclassification of certain client assets previously reported as AUM to AUA, as further discussed below.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
During the three months ended September 30, 2014, the economic environment was characterized by continued domestic growth and improved economic data, with markets becoming increasingly sensitive to economic news during the quarter.

All three major U.S. equity market indices increased during both the three and six months ended September 30, 2014 and 2013, while overall equity indices and bond indices were mixed.

	% Change for the three months ended September 30:		% Change for the six months ended September 30:
Indices(1)	2014	2013	2014	2013
Dow Jones Industrial Average	1.2%	1.5%	3.6%	3.8%
S&P 500	0.6%	4.7%	5.3%	7.2%
NASDAQ Composite Index	1.9%	10.8%	7.1%	15.4%
Barclays Capital U.S. Aggregate Bond Index	0.2%	0.6%	2.2%	(1.8)%
Barclays Capital Global Aggregate Bond Index	(3.1)%	2.8%	(0.8)%	(0.1)%
(1) Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the six months ended September 30, 2014, the Federal Reserve Board held the federal funds rate at 0.25%. While the economic outlook has remained more positive in recent years, the financial environment in which we operate continues to reflect a heightened level of sensitivity as we move through fiscal 2015.

Quarter Ended September 30, 2014, Compared to Quarter Ended September 30, 2013

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Small Cap Core	•	Global Government	•	U.S. Municipal Cash
•	Large Cap Value	•	U.S. Credit Aggregate
•	Equity Income	•	Global Opportunistic Fixed Income
•	Sector Equity	•	U.S. Municipal
•	International Equity	•	Global Fixed Income
•	Global Equity	•	U.S. Long Duration
•	Mid Cap Core	•	U.S. High Yield
•	Large Cap Core	•	U.S. Limited Duration
		•	Emerging Markets

The components of the changes in our AUM (in billions) for the three months ended September 30, were as follows:

	2014	2013
Beginning of period	$704.3	$644.5
Investment funds, excluding liquidity funds(1)
Subscriptions	18.8	13.1
Redemptions	(16.3)	(15.1)
Separate account flows, net	(2.0)	(1.8)
Liquidity fund flows, net	12.9	2.4
Net client cash flows	13.4	(1.4)
Market performance and other(2)	(9.9)	14.2
Disposition	—	(1.3)
End of period	$707.8	$656.0
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes the impact of foreign exchange movements, primarily related to fixed income securities, of $(7.4) billion and $2.4 billion, for the three months ended September 30, 2014 and 2013, respectively.

AUM at September 30, 2014 was $707.8 billion, an increase of $3.5 billion, or 0.5%, from June 30, 2014.  The increase in AUM was attributable to net client inflows of $13.4 billion, partially offset by the negative impact of market performance and other of $9.9 billion. Market performance and other includes $7.4 billion resulting from the negative impact of foreign currency exchange fluctuations. There were $12.7 billion of net client inflows into the liquidity asset class, primarily into low fee money market funds, and $0.7 billion of net client inflows into long-term asset classes, with equity net inflows of $1.6 billion partially offset by fixed income net outflows of $0.9 billion.  Equity net inflows were primarily in products managed by ClearBridge Investments ("ClearBridge") and Brandywine Global Investment Management, LLC ("Brandywine"), partially offset by net outflows at Royce & Associates ("Royce"). We have experienced equity net inflows in two of the most recent three quarters, after experiencing equity net outflows, due in part to product investment performance, in all but one quarter since the fourth quarter of fiscal 2006. We generally earn higher fees and profits on equity AUM where net flows will more heavily impact our revenues and Net Income Attributable to Legg Mason, Inc. than would outflows in the fixed income and liquidity asset classes. Fixed income net outflows were primarily in products managed by Western Asset Management ("Western Asset"), partially offset by net inflows at Brandywine. We have experienced fixed income net inflows in four of the most recent six quarters after experiencing fixed income net outflows in all but two quarters of the preceding five fiscal years.

AUM by Asset Class
AUM by asset class (in billions) for the three months ended September 30, were as follows:

	2014	% of Total	2013	% of Total	% Change
Equity	$193.6	27%	$169.5	26%	14%
Fixed Income	360.4	51	355.0	54	2
Liquidity	153.8	22	131.5	20	17
Total	$707.8	100%	$656.0	100%	8%

Average AUM by asset class (in billions) for the three months ended September 30, were as follows:

	2014	% of Total	2013	% of Total	% Change
Equity	$194.6	27%	$166.8	26%	17%
Fixed Income	364.1	52	351.5	54	4
Liquidity	145.4	21	132.1	20	10
Total	$704.1	100%	$650.4	100%	8%

The component changes in our AUM by asset class (in billions) for the three months ended September 30, 2014 and 2013, were as follows:

	Equity	Fixed Income	Liquidity	Total
June 30, 2014	$196.0	$366.7	$141.6	$704.3
Investment funds, excluding liquidity funds
Subscriptions	7.1	11.7	—	18.8
Redemptions	(8.0)	(8.3)	—	(16.3)
Separate account flows, net	2.5	(4.3)	(0.2)	(2.0)
Liquidity fund flows, net	—	—	12.9	12.9
Net client cash flows	1.6	(0.9)	12.7	13.4
Market performance and other	(4.0)	(5.4)	(0.5)	(9.9)
September 30, 2014	$193.6	$360.4	$153.8	$707.8

	Equity	Fixed Income	Liquidity	Total
June 30, 2013	$164.4	$351.0	$129.1	$644.5
Investment funds, excluding liquidity funds
Subscriptions	6.4	6.7	—	13.1
Redemptions	(7.2)	(7.9)	—	(15.1)
Separate account flows, net	(3.2)	1.5	(0.1)	(1.8)
Liquidity fund flows, net	—	—	2.4	2.4
Net client cash flows	(4.0)	0.3	2.3	(1.4)
Market performance and other	10.4	3.7	0.1	14.2
Disposition	(1.3)	—	—	(1.3)
September 30, 2013	$169.5	$355.0	$131.5	$656.0

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended September 30, 2014 and 2013, were as follows:

	Equity	Fixed Income	Liquidity	Total
September 30, 2013	$169.5	$355.0	$131.5	$656.0
Investment funds, excluding liquidity funds
Subscriptions	27.4	30.4	—	57.8
Redemptions(1)	(31.0)	(25.5)	—	(56.5)
Separate account flows, net	3.1	(3.3)	0.9	0.7
Liquidity fund flows, net	—	—	21.4	21.4
Net client cash flows	(0.5)	1.6	22.3	23.4
Market performance and other(2)	20.3	3.1	—	23.4
Acquisition	4.3	0.7	—	5.0
September 30, 2014	$193.6	$360.4	$153.8	$707.8
(1) Fixed income redemptions include $2.6 billion related to a single, low-fee global sovereign mandate client. Assets related to this client were reclassified from AUM to AUA in the three months ended June 30, 2014, as further discussed below.

(2)
Total market performance and other includes the impact of foreign exchange movements of $(7.3) billion, primarily related to fixed income securities. Also includes the reclassification of $12.8 billion of client assets from AUM to AUA.

	Equity	Fixed Income	Liquidity	Total
September 30, 2012	$153.4	$369.4	$127.9	$650.7
Investment funds, excluding liquidity funds
Subscriptions	23.1	26.9	—	50.0
Redemptions(1)	(29.3)	(29.0)	—	(58.3)
Separate account flows, net	(9.4)	(3.9)	(1.8)	(15.1)
Liquidity fund flows, net	—	—	4.2	4.2
Net client cash flows	(15.6)	(6.0)	2.4	(19.2)
Market performance and other(2)	27.6	(8.4)	1.2	20.4
Acquisition (dispositions), net	4.1	—	—	4.1
September 30, 2013	$169.5	$355.0	$131.5	$656.0
(1) Fixed income redemptions include $5.2 billion related to a single, low-fee global sovereign mandate client. Assets related to this client were reclassified from AUM to AUA in the three months ended June 30, 2014, as further discussed below.
(2) Total market performance and other includes the impact of foreign exchange movements of $(13.0) billion, primarily related to fixed income securities.

AUM at September 30, 2014 increased by $51.8 billion, or 7.9%, from September 30, 2013. The AUM increase was attributable to the positive impact of $36.2 billion in market performance and other, net client inflows of $23.4 billion, and $5.0 billion related to the acquisition of QS Investors, offset in part by the reclassification of $12.8 billion of client assets from AUM to AUA, which is reflected in market performance and other, as further discussed below. There were $22.3 billion of net client inflows into the liquidity asset class, primarily into low fee money market funds, and $1.1 billion of net client inflows into long-term asset classes, with fixed income net inflows of $1.6 billion partially offset by equity net outflows of $0.5 billion. Fixed income net inflows were primarily in products managed by Brandywine, and were offset in part by net outflows in products managed by Western Asset. Equity net outflows were primarily in products managed by Royce and QS Investors, including legacy Batterymarch, and were offset in part by equity net inflows in products managed by ClearBridge and Brandywine.

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

The component changes in our AUM by distribution channel (in billions) for the three months ended September 30, 2014 and 2013, were as follows:

	Global Distribution	Affiliate/Other	Total
June 30, 2014	$257.7	$446.6	$704.3
Net client cash flows, excluding liquidity funds	4.4	(3.9)	0.5
Liquidity fund flows, net	—	12.9	12.9
Net client cash flows	4.4	9.0	13.4
Market performance and other	(5.6)	(4.3)	(9.9)
September 30, 2014	$256.5	$451.3	$707.8

	Global Distribution	Affiliate/Other	Total
June 30, 2013	$231.7	$412.8	$644.5
Net client cash flows, excluding liquidity funds	(2.4)	(1.4)	(3.8)
Liquidity fund flows, net	—	2.4	2.4
Net client cash flows	(2.4)	1.0	(1.4)
Market performance and other	5.7	8.5	14.2
Disposition	—	(1.3)	(1.3)
September 30, 2013	$235.0	$421.0	$656.0

Effective Fee Rates
For three months ended September 30, 2014 and 2013, our overall effective fee rate across all asset classes and distribution channels was 33 and 34 basis points, respectively. Fees for managing equity assets are generally higher, averaging approximately 65 basis points and 70 basis points for the three months ended September 30, 2014 and 2013, respectively. This compares to fees for managing fixed income assets, which averaged approximately 25 basis points for each of the quarters ended September 30, 2014 and 2013, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the quarters ended September 30, 2014 and 2013. Equity assets are primarily managed by ClearBridge, Royce, QS Investors (including legacy Batterymarch assets), Brandywine, and The Permal Group, Ltd. ("Permal"); fixed income assets are primarily managed by Western Asset, Brandywine, and Permal; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 50 basis points for each of the quarters ended September 30, 2014 and 2013, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 30 basis points for each of the quarters ended September 30, 2014 and 2013.

Investment Performance
Overall investment performance of our AUM for the three months ended September 30, 2014 and 2013, was generally favorable compared to relevant benchmarks.

For the three months ended September 30, 2014, most U.S. equity indices produced mixed returns. The best performing was the NASDAQ Composite, returning 1.9% for the three months ended September 30, 2014. These returns were achieved in an economic environment characterized by continued domestic growth and improved economic data, mixed with heightened sensitivity to economic news.

In the fixed income markets, while the Federal Reserve continued to taper its bond-buying program, as expected, short and intermediate rates ended the quarter generally higher and longer-dated rates ended the quarter generally lower than the prior quarter.  Investors’ demand for risk was generally mixed over the quarter with most fixed income asset classes underperforming U.S. Treasuries as geopolitical tensions flared and prospects for global growth weakened.  The lowest yielding fixed income sector for the quarter was U.S. Treasury Inflation-Protected Securities ("TIPS"), as measured by the Barclays U.S. TIPS Index returning (2.0)%.  The best performing fixed income sector for the quarter was U.S. Government as measured by the Barclays U.S. Government Index returning 0.3% as of September 30, 2014.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of September 30, 2014 and 2013, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2014				As of September 30, 2013
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	83%	85%	88%	92%	80%	82%	89%	91%
Equity:
Large cap	62%	65%	77%	87%	62%	67%	91%	74%
Small cap	49%	30%	28%	63%	27%	16%	51%	69%
Total equity (includes other equity)	57%	58%	63%	81%	53%	49%	73%	72%
Fixed income:
U.S. taxable	90%	93%	94%	93%	95%	93%	89%	97%
U.S. tax-exempt	97%	100%	100%	100%	3%	100%	100%	100%
Global taxable	89%	88%	97%	93%	86%	84%	96%	93%
Total fixed income	90%	92%	95%	94%	85%	90%	93%	96%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of September 30, 2014 and 2013, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2014				As of September 30, 2013
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	60%	58%	57%	68%	48%	62%	69%	68%
Equity:
Large cap	75%	74%	66%	60%	48%	79%	76%	53%
Small cap	32%	20%	20%	70%	36%	22%	50%	73%
Total equity (includes other equity)	51%	51%	47%	62%	48%	49%	61%	60%
Fixed income:
U.S. taxable	80%	87%	91%	82%	61%	91%	91%	90%
U.S. tax-exempt	68%	54%	58%	86%	24%	86%	77%	83%
Global taxable	83%	69%	84%	71%	65%	67%	83%	60%
Total fixed income	77%	72%	78%	83%	49%	86%	85%	85%

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

As of September 30, 2014 and 2013, 90% and 91% of total AUM is included in strategy AUM, respectively, although not all strategies have three-, five-, and ten-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of September 30, 2014 and 2013, the U.S. long-term mutual fund assets represented in the data accounted for 19% and 20%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table below includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of September 30, 2014, constituted an aggregate of approximately $443 billion, or approximately 63% of our total AUM. The only meaningful exclusion of funds are our fund-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 3% of our total assets under management as of September 30, 2014, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	22.70%	29.65%	20.39%	9.49%	12.67%
Russell 3000 Growth		Relative	4.83%	7.24%	3.96%	0.53%	2.66%
ClearBridge Equity Income	11/6/1992	Absolute	15.46%	19.48%	14.34%	7.31%	8.70%
Russell 3000 Value		Relative	(2.20)%	(4.19)%	(0.75)%	(0.48)%	(1.51)%
ClearBridge Appreciation Fund	3/10/1970	Absolute	16.07%	20.79%	13.79%	8.05%	10.44%
S&P 500		Relative	(3.67)%	(2.21)%	(1.91)%	(0.05)%	(0.09)%
ClearBridge Value Trust	4/16/1982	Absolute	19.40%	23.90%	12.65%	2.90%	12.12%
S&P 500		Relative	(0.33)%	0.90%	(3.05)%	(5.21)%	0.15%
ClearBridge All Cap Value	11/12/1981	Absolute	14.35%	21.17%	11.85%	6.12%	10.39%
Russell 3000 Value		Relative	(3.31)%	(2.50)%	(3.23)%	(1.67)%	(1.71)%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	17.98%	23.23%	14.79%	8.00%	9.70%
Russell 1000 Value		Relative	(0.91)%	(0.70)%	(0.46)%	0.16%	(0.86)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	19.73%	24.90%	15.58%	7.98%	7.86%
Russell 1000 Growth		Relative	0.58%	2.45%	(0.92)%	(0.96)%	2.10%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	18.70%	22.33%	n/a	n/a	17.65%
Russell 1000 Value		Relative	(0.19)%	(1.60)%	n/a	n/a	0.75%

Small Cap
Royce Pennsylvania Mutual	6/30/1967	Absolute	3.29%	18.32%	12.56%	8.45%	11.91%
Russell 2000		Relative	(0.64)%	(2.94)%	(1.73)%	0.27%	n/a
Royce Premier Fund	12/31/1991	Absolute	5.86%	16.13%	12.55%	10.05%	12.13%
Russell 2000		Relative	1.93%	(5.13)%	(1.74)%	1.86%	2.61%
Royce Total Return Fund	12/15/1993	Absolute	4.44%	17.93%	13.08%	7.99%	11.06%
Russell 2000		Relative	0.51%	(3.33)%	(1.20)%	(0.20)%	2.38%
ClearBridge Small Cap Growth	7/1/1998	Absolute	2.35%	23.90%	16.89%	10.04%	10.51%
Russell 2000 Growth		Relative	(1.44)%	2.00%	1.38%	1.01%	4.48%
Royce Special Equity	5/1/1998	Absolute	(1.04)%	16.50%	11.60%	8.15%	9.37%
Russell 2000		Relative	(4.97)%	(4.76)%	(2.68)%	(0.04)%	2.43%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	6.52%	4.95%	7.10%	5.91%	6.55%
Barclays US Aggregate		Relative	2.57%	2.52%	2.98%	1.29%	1.16%
Western Asset Core Bond Fund	9/4/1990	Absolute	5.93%	3.91%	6.66%	5.12%	7.23%
Barclays US Aggregate		Relative	1.97%	1.48%	2.54%	0.50%	0.70%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	4.34%	4.46%	5.27%	n/a	5.31%
Barclays US Aggregate		Relative	0.38%	2.02%	1.15%	n/a	0.13%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	1.45%	1.74%	3.17%	2.01%	3.81%
Citi Treasury Gov't/Credit 1-3 YR		Relative	0.71%	0.82%	1.74%	(0.85)%	(0.68)%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	1.08%	1.10%	4.27%	4.47%	5.70%
Barclays US TIPS		Relative	(0.51)%	(0.24)%	0.21%	(0.16)%	(0.19)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	3.28%	3.38%	4.95%	4.85%	6.10%
Barclays Intermediate Gov't/Credit		Relative	1.09%	1.37%	1.53%	0.80%	0.62%
Western Asset High Yield Fund	9/28/2001	Absolute	6.90%	10.87%	10.63%	7.51%	8.14%
Barclays US Corp High Yield		Relative	(0.30)%	(0.23)%	0.06%	0.82%	(1.17)%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	19.86%	21.69%	n/a	n/a	18.55%
BOFAML Floating Rate Home Loan Index		Relative	15.78%	13.02%	n/a	n/a	11.71%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	9.21%	7.92%	8.22%	4.81%	6.76%
Barclays US Credit		Relative	2.57%	3.10%	2.12%	(0.60)%	0.06%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	1.37%	2.45%	3.44%	1.81%	2.92%
Citi T-Bill 6-Month		Relative	1.30%	2.35%	3.31%	0.15%	(0.09)%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	10.04%	5.65%	5.12%	5.40%	8.02%
Barclays Municipal Bond		Relative	2.11%	1.09%	0.44%	0.68%	0.52%

Global Taxable
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	5.89%	5.26%	7.17%	n/a	7.03%
Citi World Gov't Bond		Relative	5.96%	5.77%	5.59%	n/a	2.97%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	4.54%	4.42%	4.38%	5.28%	7.07%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	0.20%	(0.62)%	(1.48)%	(1.18)%	(0.83)%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	3.02%	2.40%	4.82%	4.86%	5.28%
Citi World Gov't Bond		Relative	3.09%	2.91%	3.24%	0.78%	0.85%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	5.11%	10.55%	9.42%	6.71%	7.72%
Barclays Global High Yield		Relative	(1.40)%	(1.02)%	(0.97)%	(2.17)%	(1.92)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	5.86%	5.96%	6.61%	8.19%	10.31%
JPM EMBI Global		Relative	(2.41)%	(1.73)%	(1.34)%	(0.19)%	0.77%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	6.67%	7.11%	8.07%	6.80%	6.49%
UBS Australian Composite Bond Index		Relative	0.65%	1.35%	1.35%	0.62%	0.63%
Legg Mason Western Asset Global Core Plus Bond	12/31/2010	Absolute	8.23%	6.75%	n/a	n/a	5.40%
Barclays Global Aggregate Index		Relative	2.73%	2.86%	n/a	n/a	1.09%

Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.07%	0.13%	0.16%	1.83%	3.49%
Citi 3-Month T-Bill		Relative	0.03%	0.07%	0.08%	0.32%	0.30%

(1)	In order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
As of September 30, 2014, AUA was $117.3 billion. As of September 30, 2014, AUA was primarily comprised of $99.6 billion related to QS Investors, $11.3 billion related to Western Asset and $5.6 billion related to ClearBridge. AUA fee rates vary with the level of non-discretionary service provided, and, as of September 30, 2014 our average annualized fee rate related to AUA was in the low single digit basis points. Fees for AUA are considered servicing fees and are therefore recorded in Distribution and service fees in the Consolidated Statement of Income for the three and six months ended September 30, 2014.

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

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Investment advisory fees:
Separate accounts	$204.8	$191.6	$13.2	7%
Funds	389.2	372.7	16.5	4
Performance fees	14.0	17.4	(3.4)	(20)
Distribution and service fees	94.5	86.2	8.3	10
Other	1.4	2.0	(0.6)	(30)
Total Operating Revenues	$703.9	$669.9	$34.0	5%

Total operating revenues for the three months ended September 30, 2014, were $703.9 million, an increase of 5% from $669.9 million for the three months ended September 30, 2013. This increase was primarily due to the impact of an 8% increase in average long-term AUM, offset in part by a decrease in performance fees. Average AUM advisory revenue yields were 33 basis points in the three months ended September 30, 2014, as compared to 34 basis points in the three months ended September 30, 2013. The decrease in average AUM advisory revenue yields was the result of a less favorable product mix, with lower yielding products comprising a higher percentage of our total average AUM for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Investment advisory fees from separate accounts increased $13.2 million, or 7%, to $204.8 million, as compared to $191.6 million for the three months ended September 30, 2013. Of this increase, $7.7 million was due to higher average fixed income assets managed by Western Asset and Brandywine, and $7.0 million was the result of higher average equity assets managed by ClearBridge. These increases were offset in part by a decrease of $2.0 million due to lower average equity assets managed by QS Investors, including those previously managed by legacy Batterymarch, which is being integrated over time into QS Investors.

Investment advisory fees from funds increased $16.5 million, or 4%, to $389.2 million, as compared to $372.7 million for the three months ended September 30, 2013. Of this increase, $23.5 million was due to higher average equity assets managed by ClearBridge and $4.7 million was due to higher average fixed income assets managed by Western Asset. These increases were offset in part by a decrease of $6.9 million due to lower average assets managed by Permal and $5.7 million due to lower average equity assets managed by Royce.

Of our total AUM as of September 30, 2014 and 2013, approximately 6% was in accounts that were eligible to earn performance fees. Performance fees decreased $3.4 million, or 20%, to $14.0 million, as compared to $17.4 million for the three months ended September 30, 2013, primarily due to lower fees earned on assets managed by Permal, offset in part by higher fees earned on assets managed by Brandywine.

Distribution and service fees increased $8.3 million, or 10%, to $94.5 million, as compared to $86.2 million for the three months ended September 30, 2013. In connection with the acquisition of QS Investors and its related AUA, as well as the reclassification of certain existing client assets from AUM to AUA during the three months ended June 30, 2014, as previously discussed, approximately $9.7 million of revenues related to these client assets are now included in Distribution and service fees for fiscal 2015.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Compensation and benefits	$303.9	$294.3	$9.6	3%
Distribution and servicing	155.1	155.1	—	—
Communications and technology	44.6	40.0	4.6	12
Occupancy	22.7	24.9	(2.2)	(9)
Amortization of intangible assets	0.5	3.6	(3.1)	(86)
Other	46.7	45.6	1.1	2
Total Operating Expenses	$573.5	$563.5	$10.0	2%

Operating expenses for the three months ended September 30, 2014 and 2013, incurred at the investment management affiliate level comprised approximately 70% of total operating expenses in each year. The remaining operating expenses are comprised of corporate and distribution costs.

The components of Compensation and benefits (in millions) for the three months ended September 30 were as follows:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Salaries and incentives	$249.0	$230.3	$18.7	8%
Benefits and payroll taxes (including deferred compensation)	47.7	50.7	(3.0)	(6)
Transition costs and severance	7.6	9.1	(1.5)	(16)
Gains (losses) on deferred compensation and seed capital investments	(0.4)	4.2	(4.6)	n/m
Compensation and benefits	$303.9	$294.3	$9.6	3%
n/m - not meaningful

Compensation and benefits increased 3% to $303.9 million for the three months ended September 30, 2014, as compared to $294.3 million for the three months ended September 30, 2013, as a result of the following:

•
Salaries and incentives increased $18.7 million, to $249.0 million, as compared to $230.3 million for the three months ended September 30, 2013, principally due to an increase of $8.5 million in net compensation at investment affiliates, primarily due to the impact of increased revenues at certain revenue share-based affiliates, an increase of $5.0 million in sales-based incentive compensation for distribution personnel and a $1.9 million increase in incentive compensation for corporate personnel.

•
Benefits and payroll taxes decreased $3.0 million, to $47.7 million, as compared to $50.7 million for the three months ended September 30, 2013, primarily as a result of a decrease in costs associated with certain employee benefit plans.

•
Transition costs and severance decreased $1.5 million, to $7.6 million, as compared to $9.1 million for the three months ended September 30, 2013, primarily due to lower compensation costs associated with the previously discussed integration of Batterymarch and LMGAA over time into QS Investors, as compared to compensation costs associated with various corporate initiatives recognized in the prior year period.

•
Gains (losses) on deferred compensation and seed capital investments for the three months ended September 30, 2014, were losses of $0.4 million, as compared to gains of $4.2 million for the three months ended September 30, 2013. The decrease was primarily due to net market losses on assets invested for deferred compensation plans and seed capital investments.

Compensation as a percentage of operating revenues decreased to 43.2% from 43.9%, due to the impact of compensation decreases related to net market losses on assets invested for deferred compensation plans and seed capital investments.

Distribution and servicing expenses remained flat at $155.1 million, as $4.4 million of structuring fees related to a closed-end fund launch during the three months ended September 30, 2014, were offset by the impact of adjustments related to distribution partner compensation and structuring fees related to a closed-end fund launch in the three months ended September 30, 2013.

Communications and technology expense increased 12% to $44.6 million, as compared to $40.0 million for the three months ended September 30, 2013, primarily as a result of an increase in technology consulting, depreciation and data management expenses.

Occupancy expense decreased 9% to $22.7 million, as compared to $24.9 million for the three months ended September 30, 2013, primarily due to reductions in lease reserves of $4.5 million recorded in the current year period, as compared to $3.1 million of similar adjustments recorded in the prior year period.

Amortization of intangible assets decreased 86% to $0.5 million, as compared to $3.6 million for the three months ended September 30, 2013, primarily due to certain management contracts becoming fully amortized in December 2013 and the reclassification of certain asset management contracts to assets held for sale in connection with the sale of LMIC.

Other expenses increased $1.1 million, or 2%, to $46.7 million, as compared to $45.6 million for the three months ended September 30, 2013, primarily due to a $1.9 million increase in travel and entertainment expenses and a $1.6 million increase in professional fees. These increases were offset in part by a $1.8 million decrease in expense reimbursements paid to certain mutual funds and a $0.8 million decrease in director fees.

Non-Operating Income (Expense)
The components of Total Other Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Interest income	$1.7	$1.4	$0.3	21%
Interest expense	(15.0)	(12.9)	(2.1)	16%
Other income (expense), net, including $107.1 million debt extinguishment loss in July 2014	(108.2)	9.7	(117.9)	n/m
Other non-operating income of consolidated investment vehicles, net	—	2.3	(2.3)	n/m
Total Other Non-Operating Income (Expense)	$(121.5)	$0.5	$(122.0)	n/m
n/m - not meaningful

Interest income increased 21% to $1.7 million, as compared to $1.4 million for the three months ended September 30, 2013, primarily due to higher yields earned on investment balances.

Interest expense increased 16% to $15.0 million, as compared to $12.9 million for the three months ended September 30, 2013, primarily due to the impact of refinancing the five-year term loan in January 2014 and the 5.5% Senior Notes, which closed in July 2014.

Other income (expense), net, decreased $117.9 million, to expense of $108.2 million, as compared to income of $9.7 million for the three months ended September 30, 2013. This decrease was primarily due to a $98.6 million make-whole provision charge and a write-down of $8.5 million, which together resulted in a $107.1 million charge related to the refinancing of the 5.5% Senior Notes, which was initiated in the three months ended June 30, 2014 and finalized in July 2014. Net market losses of $6.0 million on corporate investments, which are not offset in compensation, and net market losses of $4.6 million on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding decreases in compensation mentioned above, also contributed to the decrease.

Other non-operating income of consolidated investment vehicles ("CIVs"), net, decreased $2.3 million, primarily due to the deconsolidation of a collateralized loan obligation in the quarter ended June 30, 2014.

Income Tax Provision
The provision for income taxes was $3.8 million for the three months ended September 30, 2014, as compared to $19.2 million in the three months ended September 30, 2013. The effective tax rate was 43.1% for the three months ended September 30, 2014, as compared to 17.9% for the three months ended September 30, 2013. In July 2013, the Finance Bill 2013 was enacted, which reduced the main U.K. corporate tax rate from 23% to 21% effective April 1, 2014 and to 20% effective April 1, 2015. The impact of the tax rate changes on certain existing deferred tax assets and liabilities resulted in tax benefits of $19.2 million, and impacted the effective tax rate by 17.9 percentage points, in the three months ended September 30, 2013. The increase in the effective tax rate for the three months ended September 30, 2014, was primarily related to the impact of the U.K. tax rate changes in the prior year period, and the impact of the effective tax rate relative to the lower level of pre-tax income in the current year period. The impact of CIVs increased the effective tax rate by 0.3 percentage points in the September 2014 quarter and reduced the effective tax rate by 0.2 percentage points in the September 2013 quarter.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2014, totaled $4.9 million, or $0.04 per diluted share, as compared to $86.3 million, or $0.70 per diluted share, in the three months ended September 30, 2013.  The decrease was primarily attributable to the pre-tax, non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) related to the refinancing of the 5.5% Senior Notes, which was finalized in July 2014. Operating margin was 18.5% for the three months ended September 30, 2014, as compared to 15.9% for the three months ended September 30, 2013.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information below) decreased to $40.6 million, or $0.35 per diluted share, for the three months ended September 30, 2014, from $104.5 million, or $0.85 per diluted share, for the three months ended September 30, 2013, primarily due to the pre-tax, non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) related to the refinancing of the 5.5% Senior Notes. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended September 30, 2014 and 2013, was 23.8% and 22.3%, respectively. Operating Margin, as Adjusted, for the three months ended September 30, 2014, was reduced by 1.6 percentage points due to costs associated with the integration of Batterymarch and LMGAA over time into QS Investors and various other corporate initiatives and by 0.8 percentage points due to structuring fees related to a closed-end fund launch during the period.

Six Months Ended September 30, 2014, Compared to Six Months Ended September 30, 2013

Assets Under Management and Assets Under Advisement

Assets Under Management
The components of the changes in our AUM (in billions) for the six months ended September 30, were as follows:

	2014	2013
Beginning of period	$701.8	$664.6
Investment funds, excluding liquidity funds(1)
Subscriptions	32.3	26.6
Redemptions	(29.1)	(30.8)
Separate account flows, net	(2.0)	(0.1)
Liquidity fund flows, net	3.9	(5.6)
Net client cash flows	5.1	(9.9)
Market performance and other (2)	(4.1)	2.6
Acquisition (disposition)	5.0	(1.3)
End of period	$707.8	$656.0
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes the impact of foreign exchange movements, primarily related fixed income securities, of $(5.8) billion and $(3.4) billion, for the six months ended September 30, 2014 and 2013, respectively. Also includes the reclassification of $12.8 billion of client assets from AUM to AUA for the six months ended September 30, 2014, the reinvestment of dividends and other.

AUM at September 30, 2014 was $707.8 billion, an increase of $6.0 billion, or 1%, from March 31, 2014.  The increase in AUM was attributable to net client inflows of $5.1 billion, the positive impact of market performance and other of $8.7 billion, and $5.0 billion related to the acquisition of QS Investors, offset in part by the reclassification of $12.8 billion of client assets from AUM to AUA, which is reflected in market performance and other, as previously discussed. Market performance and other also includes $5.8 billion resulting from the negative impact of foreign currency exchange fluctuations. There were $3.7 billion of net client inflows into the liquidity asset class, primarily into low-fee money market funds, and $1.4 billion of net client inflows into long-term asset classes, with fixed income net inflows of $1.6 billion partially offset by equity net outflows of $0.2 billion.  Fixed income net inflows were primarily in products managed by Brandywine, and were offset in part by net outflows in products managed by Western Asset. Equity net outflows were primarily in products managed at Royce and QS Investors, which includes legacy Batterymarch, partially offset by net inflows at ClearBridge and Brandywine.

Average AUM by asset class (in billions) for the six months ended September 30 were as follows:

	2014	% of Total	2013	% of Total	% Change
Equity	$191.4	28%	$165.4	25%	16%
Fixed Income	363.4	52	357.9	55	2
Liquidity	142.0	20	130.4	20	9
Total	$696.8	100%	$653.7	100%	7%

The component changes in our AUM by asset class (in billions) for the six months ended September 30, 2014 and 2013, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2014	$186.4	$365.2	$150.2	$701.8
Investment funds, excluding liquidity funds
Subscriptions	13.7	18.6	—	32.3
Redemptions	(15.8)	(13.3)	—	(29.1)
Separate account flows, net	1.9	(3.7)	(0.2)	(2.0)
Liquidity fund flows, net	—	—	3.9	3.9
Net client cash flows	(0.2)	1.6	3.7	5.1
Market performance and other	3.1	(7.1)	(0.1)	(4.1)
Acquisition	4.3	0.7	—	5.0
September 30, 2014	$193.6	$360.4	$153.8	$707.8

	Equity	Fixed Income	Liquidity	Total
March 31, 2013	$161.8	$365.1	$137.7	$664.6
Investment funds, excluding liquidity funds
Subscriptions	13.2	13.4	—	26.6
Redemptions	(14.8)	(16.0)	—	(30.8)
Separate account flows, net	(3.1)	3.8	(0.8)	(0.1)
Liquidity fund flows, net	—	—	(5.6)	(5.6)
Net client cash flows	(4.7)	1.2	(6.4)	(9.9)
Market performance and other	13.7	(11.3)	0.2	2.6
Disposition	(1.3)	—	—	(1.3)
September 30, 2013	$169.5	$355.0	$131.5	$656.0

AUM by Distribution Channel
The component changes in our AUM by distribution channel (in billions) for the six months ended September 30, 2014 and 2013, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2014	$247.4	$454.4	$701.8
Net client cash flows, excluding liquidity funds	5.8	(4.6)	1.2
Liquidity fund flows, net	—	3.9	3.9
Net client cash flows	5.8	(0.7)	5.1
Market performance and other	3.3	(7.4)	(4.1)
Acquisition	—	5.0	5.0
September 30, 2014	$256.5	$451.3	$707.8

	Global Distribution	Affiliate/Other	Total
March 31, 2013	$232.1	$432.5	$664.6
Net client cash flows, excluding liquidity funds	(3.4)	(0.9)	(4.3)
Liquidity fund flows, net	—	(5.6)	(5.6)
Net client cash flows	(3.4)	(6.5)	(9.9)
Market performance and other	6.3	(3.7)	2.6
Disposition	—	(1.3)	(1.3)
September 30, 2013	$235.0	$421.0	$656.0

Assets Under Advisement
As of September 30, 2014, AUA was $117.3 billion. During the six months ended September 30, 2014, we began reporting AUA as a result of the acquisition of QS Investors with AUA of $98.3 billion. AUA also includes $11.5 billion of existing client assets previously reported as AUM that were reclassified to AUA, primarily related to a low-fee global sovereign mandate for which investment discretion has abated over time.

Results of Operations

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2014	2013	$ Change	% Change
Investment advisory fees:
Separate accounts	$409.5	$382.7	$26.8	7%
Funds	770.9	743.1	27.8	4
Performance fees	30.3	39.4	(9.1)	(23)
Distribution and service fees	184.2	171.1	13.1	8
Other	2.9	4.0	(1.1)	(28)
Total Operating Revenues	$1,397.8	$1,340.3	$57.5	4%

Total operating revenues for the six months ended September 30, 2014, were $1.40 billion, an increase of 4% from $1.34 billion for the six months ended September 30, 2013. This increase was primarily due to the impact of a 6% increase in average long-term AUM, offset in part by a decrease in performance fees. Average AUM advisory revenue yields were 34 basis points in both the six months ended September 30, 2014 and 2013. There was a slight decrease in average AUM advisory revenue yields as the result of a less favorable product mix, with lower yielding products comprising a higher percentage of our total average AUM for the six months ended September 30, 2014, as compared to the six months ended September 30, 2013.

Investment advisory fees from separate accounts increased $26.8 million, or 7%, to $409.5 million, as compared to $382.7 million for the six months ended September 30, 2013. Of this increase, $17.3 million was the result of higher average equity assets managed by ClearBridge and Brandywine and $14.1 million was due to higher average fixed income assets managed by Western Asset and Brandywine. These increases were offset in part by a decrease of $6.3 million due to lower average equity assets managed by QS Investors, including those previously managed by legacy Batterymarch, which is being integrated over time into QS Investors.

Investment advisory fees from funds increased $27.8 million, or 4%, to $770.9 million, as compared to $743.1 million for the six months ended September 30, 2013. Of this increase, $49.5 million was due to higher average equity assets managed by ClearBridge, offset in part by a decrease of $14.7 million due to lower average assets managed by Permal and $7.3 million due to lower average fixed income assets managed by Western Asset.

Performance fees decreased $9.1 million, or 23%, to $30.3 million, as compared to $39.4 million for the six months ended September 30, 2013, primarily due to lower fees earned on assets managed by Western Asset and Permal.

Distribution and service fees increased $13.1 million, or 8%, to $184.2 million, as compared to $171.1 million for the three months ended September 30, 2013. In connection with the acquisition of QS Investors and its related AUA, as well as the reclassification of certain existing client assets from AUM to AUA during the six months ended September 30, 2014, as previously discussed, approximately $11.2 million of revenues related to these client assets are now included in Distribution and service fees for fiscal 2015.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2014	2013	$ Change	% Change
Compensation and benefits	$609.4	$590.4	$19.0	3%
Distribution and servicing	303.8	325.3	(21.5)	(7)
Communications and technology	86.5	78.4	8.1	10
Occupancy	49.7	51.7	(2.0)	(4)
Amortization of intangible assets	1.4	7.3	(5.9)	(81)
Other	97.1	97.3	(0.2)	—
Total Operating Expenses	$1,147.9	$1,150.4	$(2.5)	—%

Operating expenses for the six months ended September 30, 2014 and 2013, incurred at the investment management affiliate level comprised approximately 70% of total operating expenses in each year. The remaining operating expenses are comprised of corporate and distribution costs.

The components of Compensation and benefits (in millions) for the six months ended September 30 were as follows:

	Six Months Ended September 30,
	2014	2013	$ Change	% Change
Salaries and incentives	$472.7	$461.1	$11.6	3%
Benefits and payroll taxes (including deferred compensation)	111.2	110.4	0.8	1
Transition costs and severance	21.4	12.9	8.5	66
Gains on deferred compensation and seed capital investments	4.1	6.0	(1.9)	(32)
Compensation and benefits	$609.4	$590.4	$19.0	3%

Compensation and benefits increased 3% to $609.4 million for the six months ended September 30, 2014, as compared to $590.4 million for the six months ended September 30, 2013, as a result of the following:

•
Salaries and incentives increased $11.6 million, to $472.7 million, as compared to $461.1 million for the six months ended September 30, 2013, principally due to a $4.6 million increase in net compensation at investment affiliates, primarily due to the impact of increased revenues at certain revenue share-based affiliates, and a $5.0 million increase in incentive compensation expense for distribution and corporate personnel.

•
Benefits and payroll taxes increased slightly to $111.2 million, as compared to $110.4 million for the six months ended September 30, 2013, primarily as a result of an increase in health insurance and recruiting costs.

•
Transition costs and severance increased $8.5 million, to $21.4 million, as compared to $12.9 million for the six months ended September 30, 2013, primarily due to higher compensation costs associated with the previously discussed integration of Batterymarch and LMGAA over time into QS Investors, as compared to compensation costs associated with various corporate initiatives recognized in the prior year period.

•
Gains on deferred compensation and seed capital investments for the six months ended September 30, 2014 were$4.1 million, as compared to gains of $6.0 million for the six months ended September 30, 2013. The decrease was primarily due to a reduction in net market gains on assets invested for deferred compensation plans and seed capital investments.

Compensation as a percentage of operating revenues decreased to 43.6% from 44.0%, due to the impact of compensation decreases related to a reduction in net market gains on assets invested for deferred compensation plans and seed capital investments.

Distribution and servicing expenses decreased 7% to $303.8 million, as compared to $325.3 million for the six months ended September 30, 2013, primarily due to a net decrease in structuring fees related to closed-end fund launches of $20.9 million.

Communications and technology expense increased 10% to $86.5 million, as compared to $78.4 million for the six months ended September 30, 2013, primarily as a result of an increase in technology consulting, depreciation and data management expenses.

Occupancy expense decreased 4% to $49.7 million, as compared to $51.7 million for the six months ended September 30, 2013, primarily due to reductions in lease reserves of $4.5 million recorded in the current year period, as compared to $2.8 million of similar adjustments recorded in the prior year period.

Amortization of intangible assets decreased 81% to $1.4 million, as compared to $7.3 million for the six months ended September 30, 2013, primarily due to certain management contracts becoming fully amortized in December 2013 and the reclassification of certain asset management contracts to assets held for sale in connection with the sale of LMIC.

Other expenses remained essentially flat at $97.1 million, as compared to $97.3 million for the six months ended September 30, 2013, as a $2.0 million decrease in losses due to foreign exchange fluctuations was substantially offset by a $1.6 million increase in travel and entertainment expenses.

Non-Operating Income (Expense)
The components of Total Other Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2014	2013	$ Change	% Change
Interest income	$4.2	$3.0	$1.2	40%
Interest expense	(32.0)	(25.9)	(6.1)	24
Other income (expense), net, including $107.1 million debt extinguishment loss in July 2014	(101.9)	9.7	(111.6)	n/m
Other non-operating income of consolidated investment vehicles, net	2.9	5.0	(2.1)	(42)%
Total Other Non-Operating Income (Expense)	$(126.8)	$(8.2)	$(118.6)	n/m
n/m - not meaningful

Interest income increased 40% to $4.2 million, as compared to $3.0 million for the six months ended September 30, 2013, primarily due to $0.7 million of interest income received in 2014 in connection with a tax refund, as well as higher yields earned on investment balances.

Interest expense increased 24% to $32.0 million, as compared to $25.9 million for the six months ended September 30, 2013, primarily due to the impact of refinancing the five-year term loan in January 2014 and the 5.5% Senior Notes, which was finalized in July 2014.

Other income (expense), net, decreased $111.6 million, to expense of $101.9 million, as compared to income of $9.7 million for the six months ended September 30, 2013. This decrease was primarily due to a $107.1 million charge related to the refinancing of the 5.5% Senior Notes during the six months ended September 30, 2014. A reduction in net market gains of $4.8 million on corporate investments, which are not offset in compensation, and a reduction in net market gains of $1.9 million on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding decreases in compensation mentioned above, also contributed to the decrease.

Other non-operating income of CIVs, net, decreased $2.1 million to $2.9 million, primarily due to the deconsolidation of a collateralized loan obligation in the quarter ended June 30, 2014.

Income Tax Provision
For the six months ended September 30, 2014, the provision for income taxes was $44.5 million, as compared to $44.9 million in the six months ended September 30, 2013. The effective tax rate was 36.1% for the six months ended September 30, 2014, as compared to 24.7% for the six months ended September 30, 2013. The impact of the tax rate changes in the Finance Bill 2013 on certain existing deferred tax assets and liabilities resulted in tax benefits of $19.2 million, and impacted the effective tax rate by 10.5 percentage points, in the six months ended September 30, 2013. The increase in the effective tax rate for the six months ended September 30, 2014, was primarily related to the impact of the U.K. tax rate changes in the prior year period. The impact of CIVs reduced the effective tax rate by 0.4 percentage points in both the six months ended September 30, 2014 and 2013.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the six months ended September 30, 2014, totaled $77.1 million, or $0.66 per diluted share, as compared to $134.1 million, or $1.08 per diluted share, in the six months ended September 30, 2013.  The decrease was primarily attributable to the pre-tax, non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.58 per diluted share) related to the refinancing of the 5.5% Senior Notes in the six months ended September 30, 2014, offset in part by a $20.7 million net decrease in costs related to closed-end fund launches, and the net impact of increased operating revenues. Operating margin was 17.9% for the six months ended September 30, 2014, as compared to 14.2% for the six months ended September 30, 2013.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information below) decreased to $147.8 million, or $1.26 per diluted share, for the six months ended September 30, 2014, from $189.7 million, or $1.53 per diluted share, for the six months ended September 30, 2013, primarily due to the pre-tax, non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.58 per diluted share) related to the refinancing of the 5.5% Senior Notes and the net impact of increased operating revenues. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the six months ended September 30, 2014 and 2013, was 23.4% and 20.1%, respectively. Operating Margin, as Adjusted, for the six months ended September 30, 2014, was reduced by 2.1 percentage points due to costs associated with the integration of Batterymarch and LMGAA over time into QS Investors and various other corporate initiatives, while Operating Margin, as Adjusted, for the six months ended September 30, 2014 and 2013, was reduced by 0.4 percentage points and 2.1 percentage points, respectively, due to costs related to closed-end fund launches during each of those periods.

Quarter Ended September 30, 2014, Compared to Quarter Ended June 30, 2014

Results of Operations
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2014, was $4.9 million, or $0.04 per diluted share, as compared to $72.2 million, or $0.61 per diluted share, in the three months ended June 30, 2014. This decrease was primarily attributable to the $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) non-operating charge related to the refinancing of the 5.5% Senior Notes initiated in the prior quarter and finalized in July 2014 (See Note 7 of Notes to Consolidated Financial Statements for additional information). Operating revenues increased to $703.9 million in the three months ended September 30, 2014, as compared to $693.9 million in the three months ended June 30, 2014. The increase in operating revenues was primarily due to an increase in average long-term AUM and the impact of one additional day in the three months ended September 30, 2014.

Operating expenses were relatively flat at $573.5 million in the three months ended September 30, 2014, as compared to $574.3 million in the three months ended June 30, 2014. The three months ended September 30, 2014, included $8.7 million in costs related to the integration of Batterymarch and LMGAA over time into QS Investors and various other corporate initiatives, as compared to $14.4 million of such costs in the three months ended June 30, 2014. In addition, the three months ended September 30, 2014, included $5.6 million of costs related to a closed-end fund launch, which were substantially offset by the impact of a $4.5 million adjustment to lease reserves.

Other non-operating expense increased $116.2 million, from $5.3 million for the three months ended June 30, 2014, to $121.5 million for the three months ended September 30, 2014. The increase was primarily attributable to the $107.1 million charge related to our debt restructuring, as previously discussed. Operating margin was 18.5% for the three months ended September 30, 2014, as compared to 17.2% for the three months ended June 30, 2014.

Adjusted Income (see Supplemental Non-GAAP Financial Information below) was $40.6 million, or $0.35 per diluted share, for the three months ended September 30, 2014, as compared to $107.2 million, or $0.91 per diluted share, for the three months ended June 30, 2014. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended September 30, 2014 and June 30, 2014, was 23.8% and 22.9%, respectively. Operating Margin, as Adjusted, was reduced by 1.6 percentage points and 2.5 percentage points for the three months ended September 30, 2014 and June 30, 2014, respectively, due to costs associated with the integration of Batterymarch and LMGAA over time into QS Investors and various other corporate initiatives. In addition, Operating Margin, as Adjusted, for the three months ended September 30, 2014, was reduced by 0.8 percentage points due to costs associated with a closed-end fund launch during the period.

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

In calculating Adjusted Income, we adjust for the impact of the amortization of management contract assets and impairment of indefinite-life intangible assets, and add (subtract) the impact of fair value adjustments of contingent consideration liabilities, if any, all of which arise from acquisitions, to Net Income Attributable to Legg Mason, Inc. to reflect the fact that these items distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income Attributable to Legg Mason, Inc. in the calculation of Adjusted Income. However, because of our net operating loss carry-forward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-

cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and U.K. tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets, if applicable, that have been recognized under GAAP. We also add back, if applicable, non-cash imputed interest and the extinguishment loss on contingent convertible debt adjusted for amounts allocated to the conversion feature, as well as adding the actual tax benefits on the imputed interest that are not realized under GAAP. These adjustments reflect that these items distort comparisons of our operating results to prior periods and the results of other asset management firms that have not engaged in significant acquisitions, including any related impairments, or issued/extinguished contingent convertible debt.

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

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013
Net Income Attributable to Legg Mason, Inc.	$4,897	$72,188	$86,288
Plus (less):
Amortization of intangible assets	464	895	3,624
Deferred income taxes on intangible assets:
Tax amortization benefit	35,225	34,144	33,737
U.K. tax rate adjustment	—	—	(19,164)
Adjusted Income	$40,586	$107,227	$104,485
Net Income per diluted share Attributable to Legg Mason, Inc. common shareholders	$0.04	$0.61	$0.70
Plus (less):
Amortization of intangible assets	—	—	0.03
Deferred income taxes on intangible assets:
Tax amortization benefit	0.31	0.30	0.28
U.K. tax rate adjustment	—	—	(0.16)
Adjusted Income per diluted share	$0.35	$0.91	$0.85

	Six Months Ended
	September 30, 2014	September 30, 2013
Net Income Attributable to Legg Mason, Inc.	$77,085	$134,103
Plus (less):
Amortization of intangible assets	1,359	7,248
Deferred income taxes on intangible assets:
Tax amortization benefit	69,369	67,473
U.K. tax rate adjustment	—	(19,164)
Adjusted Income	$147,813	$189,660
Net Income per diluted share Attributable to Legg Mason, Inc. common shareholders	$0.66	$1.08
Plus (less):
Amortization of intangible assets	0.01	0.06
Deferred income taxes on intangible assets:
Tax amortization benefit	0.59	0.54
U.K. tax rate adjustment	—	(0.15)
Adjusted Income per diluted share	$1.26	$1.53

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

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013
Operating Revenues, GAAP basis	$703,895	$693,881	$669,852
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	184	183	523
Distribution and servicing expense excluding consolidated investment vehicles	(155,090)	(148,701)	(155,134)
Operating Revenues, as Adjusted	$548,989	$545,363	$515,241

Operating Income, GAAP basis	$130,355	$119,546	$106,366
Plus (less):
Gains (losses) on deferred compensation and seed investments	(374)	4,449	4,176
Amortization of intangible assets	464	895	3,624
Operating income of consolidated investment vehicles, net	238	203	648
Operating Income, as Adjusted	$130,683	$125,093	$114,814

Operating Margin, GAAP basis	18.5%	17.2%	15.9%
Operating Margin, as Adjusted	23.8	22.9	22.3

	Six Months Ended
	September 30, 2014	September 30, 2013
Operating Revenues, GAAP basis	$1,397,776	$1,340,269
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	367	1,138
Distribution and servicing expense excluding consolidated investment vehicles	(303,791)	(325,309)
Operating Revenues, as Adjusted	$1,094,352	$1,016,098

Operating Income, GAAP basis	$249,901	$189,900
Plus:
Gains on deferred compensation and seed investments	4,075	6,048
Amortization of intangible assets	1,359	7,248
Operating income of consolidated investment vehicles, net	441	1,320
Operating Income, as Adjusted	$255,776	$204,516

Operating Margin, GAAP basis	17.9%	14.2%
Operating Margin, as Adjusted	23.4	20.1

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At September 30, 2014, cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.7 billion, $6.8 billion, $1.1 billion and $4.6 billion, respectively. Total assets include amounts related to CIVs of $0.1 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows for the six months ended September 30 (in millions):

	2014	2013
Cash flows provided by operating activities	$131.6	$100.2
Cash flows provided by (used in) investing activities	(28.1)	56.8
Cash flows used in financing activities	(290.1)	(367.5)
Effect of exchange rate changes	(12.4)	(10.6)
Net change in cash and cash equivalents	(199.0)	(221.1)
Cash and cash equivalents, beginning of period	858.0	933.0
Cash and cash equivalents, end of period	$659.0	$711.9

Cash inflows provided by operating activities during the six months ended September 30, 2014, were $131.6 million, primarily related to net sales of trading and other current investments and Net Income, adjusted for non-cash items, offset in part by net annual payments for accrued and deferred compensation. Cash inflows provided by operating activities during the six months ended September 30, 2013, were $100.2 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net annual payments for accrued compensation and net purchases of trading and other current investments.

Cash outflows used in investing activities during the six months ended September 30, 2014, were $28.1 million, primarily related to payments for fixed assets and the acquisition of QS Investors. Cash inflows provided by investing activities during the six months ended September 30, 2013, were $56.8 million, primarily related to net activity related to CIVs of $80.7 million, offset in part by payments made for fixed assets.

Cash outflows used in financing activities during the six months ended September 30, 2014, were $290.1 million, primarily related to the repayment of long-term debt of $645.6 million, the repurchase of 3.7 million shares of our common stock for $180.0 million, the repayment of long-term debt of CIVs of $79.2 million, and dividends paid of $34.8 million, offset in part by the proceeds from the issuance of $658.8 million of long-term debt. Cash outflows used in financing activities during the six months ended September 30, 2013, were $367.5 million, primarily related to the repurchase of 5.3 million shares of our common stock for $179.9 million, net activity related to CIVs of $106.5 million, the repayment of long-term debt of $50.2 million, and dividends paid of $30.4 million.

In June 2014, we issued $250 million of 2.7% Senior Notes due 2019 at a discount of $0.6 million, $250 million of 3.95% Senior Notes due 2024 at a discount of $0.5 million, and an additional $150 million of 5.625% Senior Notes due 2044 at a premium of $9.8 million. In July 2014, these proceeds of $659 million, together with cash on hand, were used to redeem the outstanding $650 million of 5.5% Senior Notes due 2019 (the "Existing 2019 Notes"). The retirement of the Existing 2019 Notes resulted in a pre-tax, non-operating charge of $107.1 million in July 2014, consisting of a make-whole premium payment of $98.6 million, net of $0.6 million from a reverse treasury lock, to call the Existing 2019 Notes and $8.5 million associated with existing deferred costs and original issue discount. We expect to realize over $10 million in interest expense savings from these transactions over the next 12 months, with additional annual interest savings over the life of the new debt.

We expect that over the next 12 months cash generated from our operating activities and available cash on hand will be adequate to support our operating and investing cash needs, and planned share repurchases. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

We currently intend to utilize our other available resources for any number of potential activities, including, but not limited to, seed capital investments in new products, repurchase of shares of our common stock, acquisitions, repayment of outstanding debt, or payment of increased dividends.

In March 2015, we may be required to pay up to $24 million (using the exchange rate as of September 30, 2014 for the £15 million maximum contractual amount) under the agreements governing the acquisition of Fauchier Partners Management Limited, with the amount of the payment dependent on the achievement of certain levels of revenue, net of distribution costs. We intend to fund any amount due with existing cash resources.

In connection with the integration over time of two existing affiliates, Batterymarch and LMGAA, with QS Investors, we expect to incur total restructuring and transition costs of up to approximately $40 million, of which approximately 25% are non-cash charges. Approximately $25 million of these charges have been accrued to date, and approximately $10 million have been paid to date. The significant portion of the remaining unpaid total costs will be paid during the remainder of fiscal 2015. See Note 3 of Notes to Consolidated Financial Statements for additional information.

Effective May 31, 2014, we completed the acquisition of QS Investors. The transaction included an initial cash payment of $11 million, which was funded from existing cash resources. In addition, contingent consideration of up to $10 million and $20 million for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The contingent consideration liability established at closing had an acquisition date fair value of $13.4 million, and has accreted to $13.5 million as of September 30, 2014.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie (Holdings) Limited. The acquisition required an initial payment of approximately $202 million (using the foreign exchange rate as of October 1, 2014 for the £125 million per the contract), which we funded from existing cash resources. In addition, contingent consideration may be payable after March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $527 million (using the foreign exchange rate as of September 30, 2014 for the maximum £325 million contractual amount), inclusive of the payment of certain potential obligations, and dependent on the achievement by Martin Currie of certain financial thresholds.

In June 2013 and March 2014, we implemented management equity plans that will entitle certain key employees of Permal and ClearBridge, respectively, to participate in 15% of the future growth of the respective enterprise value (subject to appropriate discounts), if any. Repurchases of units granted under the plans may impact future liquidity requirements.

As described above, we currently project that our cash flows from operating activities and available cash on hand will be sufficient to fund our liquidity needs over the next 12 months. As of September 30, 2014, excluding the $202 million used for the initial payment for the acquisition of Martin Currie on October 1, 2014, we had over $170 million in cash and cash equivalents in excess of our minimum operating cash requirements. In accordance with our capital plan, we intend to utilize up to 65% of cash generated from future operations to purchase shares of our common stock. As of September 30, 2014, we also had undrawn revolving credit facilities totaling $750 million, expiring June 2017. We do not currently expect to raise additional debt or equity financing over the next 12 months. However, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts available under our revolving credit facilities, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, reducing operating expenses, reducing our expected funding of investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

At September 30, 2014, our total cash and cash equivalents of $659 million included $208 million held by foreign subsidiaries. In prior years, we executed our various plans to repatriate accumulated foreign earnings. No further repatriation of accumulated foreign earnings is currently planned. However, if circumstances change, we will provide for and pay any applicable U.S. taxes in connection with any further repatriation of offshore funds. It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

As of September 30, 2014, approximately 2% of total assets (14% of financial assets at fair value) and approximately 2% of total liabilities (14% of financial liabilities measured at fair value) meet the definition of Level 3. Excluding the assets and liabilities of CIVs, approximately 1% of total assets (9% of financial assets measured at fair value) and 2% of total liabilities (14% of financial liabilities measured at fair value) meet the definition of Level 3.

On October 28, 2014, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.16 per share, payable on January 12, 2015.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining2015	2016	2017	2018	2019	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$0.2	$—	$—	$—	$—	$1,050.0	$1,050.2
Interest on long-term borrowings and credit facility commitment fees	25.5	49.1	49.1	48.0	47.6	831.1	1,050.4
Minimum rental and service commitments	69.7	123.3	104.6	90.7	76.5	352.1	816.9
Total Contractual Obligations	95.4	172.4	153.7	138.7	124.1	2,233.2	2,917.5
Contingent Obligations
Payments related to business acquisitions(1)
Martin Currie	202.0	527.0	—	—	—	—	729.0
Other(2)	24.0	—	42.0	—	20.0	—	86.0
Total payments related to business acquisitions	226.0	527.0	42.0	—	20.0	—	815.0
Total Contractual and Contingent Obligations(3)(4)(5)(6)	$321.4	$699.4	$195.7	$138.7	$144.1	$2,233.2	$3,732.5

(1)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate for amounts denominated in other than the U.S. dollar. See Note 9 of Notes to Consolidated Financial Statements.

(2)	The contingent obligations, excluding amounts from the Martin Currie acquisition which closed on October 1, 2014, had a fair value of $42.7 million as of September 30, 2014.

(3)
The table above does not include approximately $33.5 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2021.

(4)
The table above does not include amounts for uncertain tax positions of $60.4 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(5)	The table above does not include redeemable noncontrolling interests, primarily related to CIVs, of $47.4 million, because the timing of any related cash outflows cannot be reliably estimated.

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

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the six months ended September 30, 2014, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Item 4.        Controls and Procedures

As of September 30, 2014, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2014. The risk factor below has been updated to include activity for the six months ended September 30, 2014.

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

Approximately 22% of our assets under management as of September 30, 2014, consisted of assets in money market funds, of which institutional prime or institutional municipal money market funds (including offshore funds that feed into such money market funds) comprised approximately 84%. We are in the process of considering the impact of these regulations on the money market fund industry and determining what actions, if any, we should take in response to the impact these new regulations may have on our business. Among other things, the new regulations could reduce the attractiveness of money market funds to retail and institutional investors and raise the costs of being in this business. Any of these regulatory changes could adversely affect our business and our results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended September 30, 2014:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
July 1, 2014 through July 31, 2014	395,087	$50.68	394,637	$259,937,576
August 1, 2014 through August 31, 2014	957,644	47.72	950,643	214,574,272
September 1, 2014 through September 30, 2014	497,957	49.82	494,237	189,950,461
Total	1,850,688	$48.91	1,839,517	$189,950,461

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.
(3) In connection with a capital plan announced on May 16, 2012, our Board of Directors authorized $1 billion for additional purchases of common stock. The capital plan provides for using up to 65% of cash generated from future operations to purchase shares of our common stock. There is no expiration date attached to the share repurchase authorization in the capital plan.

Item 6.        Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
10.1	Legg Mason, Inc. Executive Incentive Compensation Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2014 Annual Meeting of Stockholders) *
10.2	Legg Mason, Inc. Deferred Compensation Fund Plan, as amended and restated effective September 1, 2014, filed herewith *
12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2014, filed on November 6, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

*    This exhibit is a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE: November 6, 2014                      /s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE: November 6, 2014                      /s/ Peter H. Nachtwey
Peter H. Nachtwey
Senior Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
10.1	Legg Mason, Inc. Executive Incentive Compensation Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2014 Annual Meeting of Stockholders) *
10.2	Legg Mason, Inc. Deferred Compensation Fund Plan, as amended and restated effective September 1, 2014, filed herewith *
12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2014, filed on November 6, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

*    This exhibit is a management contract or compensatory plan or arrangement