Form 10-Q
period 2014-12-31
LEGG MASON, INC.
filed 2015-02-04
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
112,656,449 shares of common stock as of the close of business on January 30, 2015.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$665,120	$858,022
Cash and cash equivalents of consolidated investment vehicles	2,426	56,372
Restricted cash	16,976	13,455
Receivables:
Investment advisory and related fees	360,690	348,633
Other	61,387	68,186
Investment securities	433,991	467,726
Investment securities of consolidated investment vehicles	48,461	50,463
Deferred income taxes	180,056	186,147
Other	40,574	47,677
Other assets of consolidated investment vehicles	3,693	31,702
Total Current Assets	1,813,374	2,128,383
Fixed assets, net	183,655	189,241
Intangible assets, net	3,314,487	3,171,773
Goodwill	1,375,836	1,240,523
Investments of consolidated investment vehicles	33,528	31,810
Deferred income taxes	167,295	165,705
Other	153,946	183,706
Other assets of consolidated investment vehicles	1,109	208
TOTAL ASSETS	$7,043,230	$7,111,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$358,816	$425,466
Accounts payable and accrued expenses	223,035	214,819
Current portion of long-term debt	—	438
Contingent consideration	23,258	—
Other	100,800	91,586
Debt and other current liabilities of consolidated investment vehicles	5,212	88,936
Total Current Liabilities	711,121	821,245
Deferred compensation	52,238	49,618
Deferred income taxes	344,191	265,583
Contingent consideration	90,830	29,553
Other	174,899	136,656
Long-term debt	1,056,215	1,038,826
TOTAL LIABILITIES	2,429,494	2,341,481

Commitments and Contingencies (Note 9)

REDEEMABLE NONCONTROLLING INTERESTS	73,090	45,144

STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 112,992,118 shares in December 2014 and 117,173,639 shares in March 2014	11,299	11,717
Additional paid-in capital	2,924,002	3,148,396
Employee stock trust	(30,844)	(29,922)
Deferred compensation employee stock trust	30,844	29,922
Retained earnings	1,624,328	1,526,662
Accumulated other comprehensive income, net	(18,983)	37,949
TOTAL STOCKHOLDERS' EQUITY	4,540,646	4,724,724
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,043,230	$7,111,349
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$210,177	$197,295	$619,686	$579,974
Funds	388,589	381,020	1,159,454	1,124,170
Performance fees	29,134	50,748	59,430	90,115
Distribution and service fees	90,053	88,299	274,250	259,380
Other	1,031	2,730	3,940	6,722
Total Operating Revenues	718,984	720,092	2,116,760	2,060,361
OPERATING EXPENSES
Compensation and benefits	319,746	322,553	929,130	912,936
Distribution and servicing	147,492	148,801	451,300	474,131
Communications and technology	47,109	38,702	133,683	117,069
Occupancy	33,212	30,904	82,879	82,635
Amortization of intangible assets	669	4,170	2,028	11,418
Other	51,388	53,310	148,471	150,620
Total Operating Expenses	599,616	598,440	1,747,491	1,748,809
OPERATING INCOME	119,368	121,652	369,269	311,552
OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	1,680	1,681	5,885	4,691
Interest expense	(12,183)	(12,690)	(44,216)	(38,617)
Other income (expense), net, including $107,074 debt extinguishment loss in July 2014	7,441	14,622	(94,467)	24,369
Other non-operating income of consolidated investment vehicles, net	1,759	690	4,687	5,698
Total Other Non-Operating Income (Expense)	(1,303)	4,303	(128,111)	(3,859)
INCOME BEFORE INCOME TAX PROVISION	118,065	125,955	241,158	307,693
Income tax provision	38,017	46,004	82,477	90,949
NET INCOME	80,048	79,951	158,681	216,744
Less: Net income (loss) attributable to noncontrolling interests	3,012	(1,783)	4,560	907
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$77,036	$81,734	$154,121	$215,837

NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$0.67	$0.68	$1.33	$1.76
Diluted	$0.67	$0.67	$1.32	$1.75

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	114,439	120,583	115,783	122,920
Diluted	115,692	121,126	116,952	123,236

DIVIDENDS DECLARED PER SHARE	$0.16	$0.13	$0.48	$0.39
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
NET INCOME	$80,048	$79,951	$158,681	$216,744
Other comprehensive income (loss):
Foreign currency translation adjustment	(31,266)	(9,943)	(52,790)	(25,035)
Unrealized losses on investment securities:
Unrealized holding losses, net of tax benefit of $0, $(40), $(3) and $(139), respectively	—	(60)	(5)	(208)
Reclassification adjustment for losses included in net income	—	4	5	15
Net unrealized losses on investment securities	—	(56)	—	(193)
Net actuarial losses on defined benefit pension plan, net of tax benefit of $(1,007)	(4,028)	—	(4,028)	—
Unrealized gains on reverse treasury rate lock, net of tax provision of $233	—	—	405	—
Reclassification for realized gain on termination of reverse treasury rate lock, net of tax provision of $(233)	—	—	(405)	—
Reclassification to assets held for sale	—	—	(114)	—
Total other comprehensive loss	(35,294)	(9,999)	(56,932)	(25,228)
COMPREHENSIVE INCOME	44,754	69,952	101,749	191,516
Less: Comprehensive income (loss) attributable to noncontrolling interests	3,012	(1,783)	4,560	907
COMPREHENSIVE INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$41,742	$71,735	$97,189	$190,609
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2014	2013
COMMON STOCK
Beginning balance	$11,717	$12,534
Stock options and other stock-based compensation	67	67
Deferred compensation employee stock trust	4	5
Deferred compensation, net	91	104
Employee tax withholdings by settlement of net share transactions	(47)	(44)
Shares repurchased and retired	(533)	(763)
Ending balance	11,299	11,903
ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,148,396	3,449,190
Stock options and other stock-based compensation	28,508	32,762
Deferred compensation employee stock trust	2,063	1,565
Deferred compensation, net	34,719	36,740
Employee tax withholdings by settlement of net share transactions	(21,879)	(13,910)
Shares repurchased and retired	(265,989)	(269,233)
Redeemable noncontrolling interest reclassification for management equity plan	(1,816)	(1,816)
Ending balance	2,924,002	3,235,298
EMPLOYEE STOCK TRUST
Beginning balance	(29,922)	(32,623)
Shares issued to plans	(2,067)	(1,570)
Distributions and forfeitures	1,145	3,967
Ending balance	(30,844)	(30,226)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	29,922	32,623
Shares issued to plans	2,067	1,570
Distributions and forfeitures	(1,145)	(3,967)
Ending balance	30,844	30,226
RETAINED EARNINGS
Beginning balance	1,526,662	1,304,259
Net Income Attributable to Legg Mason, Inc.	154,121	215,837
Dividends declared	(56,455)	(46,963)
Ending balance	1,624,328	1,473,133
APPROPRIATED RETAINED EARNINGS FOR CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	—	4,829
Net income reclassified to appropriated retained earnings	—	(770)
Ending balance	—	4,059
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Beginning balance	37,949	47,539
Net unrealized losses on investment securities	—	(193)
Actuarial losses on defined benefit pension plan	(4,028)	—
Reclassification to assets held for sale	(114)	—
Foreign currency translation adjustment	(52,790)	(25,035)
Ending balance	(18,983)	22,311
TOTAL STOCKHOLDERS’ EQUITY	$4,540,646	$4,746,704

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$158,681	$216,744
5.5% Senior Notes Due 2019:
Loss on extinguishment	107,074	—
Allocation of repurchase payment	(98,418)	—
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	41,107	48,243
Accretion and amortization of securities discounts and premiums, net	5,183	2,276
Stock-based compensation	49,384	49,143
Net gains on investments	(6,059)	(19,898)
Net gains of consolidated investment vehicles	(1,435)	(4,066)
Deferred income taxes	73,189	83,322
Other	(3,055)	4,651
Decrease (increase) in assets:
Investment advisory and related fees receivable	(17,480)	(31,678)
Net sales (purchases) of trading and other investments	60,901	(29,646)
Other receivables	11,789	9,689
Other assets	(17,744)	(25,331)
Other assets of consolidated investment vehicles	82,774	34,143
Increase (decrease) in liabilities:
Accrued compensation	(62,279)	17,254
Deferred compensation	9,033	(8,545)
Accounts payable and accrued expenses	8,032	(21,239)
Other liabilities	(15,085)	790
Other liabilities of consolidated investment vehicles	(4,545)	(10,498)
CASH PROVIDED BY OPERATING ACTIVITIES	381,047	315,354
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	(34,894)	(30,230)
Business acquisitions, net of cash acquired of $29,830	(183,747)	—
Proceeds from sale of businesses and assets	47,001	1,351
Change in restricted cash	(8,986)	(13,196)
Purchases of investment securities	(2,641)	(3,030)
Proceeds from sales and maturities of investment securities	2,688	2,902
Purchases of investments by consolidated investment vehicles	—	(17,328)
Proceeds from sales and maturities of investments by consolidated investment vehicles	—	110,785
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(180,579)	$51,254

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	$(645,780)	$(50,439)
Repayment of long-term debt of consolidated investment vehicles	(79,179)	(113,851)
Proceeds from issuance of long-term debt	658,769	—
Debt issuance costs	(5,266)	—
Issuances of common stock for stock-based compensation	21,752	20,120
Employee tax withholdings by settlement of net share transactions	(21,926)	(13,954)
Repurchases of common stock	(266,522)	(269,996)
Dividends paid	(52,763)	(46,256)
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interests	21,570	(3,444)
CASH USED IN FINANCING ACTIVITIES	(369,345)	(477,820)
EFFECT OF EXCHANGE RATES ON CASH	(24,025)	(16,486)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(192,902)	(127,698)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	858,022	933,036
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$665,120	$805,338

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
December 31, 2014
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

The nature of Legg Mason's business is such that the results of any interim period are not necessarily indicative of the results of a full year. Certain disclosures included in the Company's annual report are not required to be included on an interim basis in the Company's quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. Certain amounts in prior period financial statements, including Contingent consideration liabilities, have been reclassified to conform to the current period presentation.

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

Certain investment vehicles Legg Mason sponsors and is the manager of are considered to be variable interest entities ("VIEs") (further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). Legg Mason may also fund the initial cash investment in certain VRE investment vehicles to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. Legg Mason held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV as of December 31, 2014, March 31, 2014, and December 31, 2013.

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

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of December 31, 2014, March 31, 2014, and December 31, 2013, despite significant third party investments in this product. As of December 31, 2014, and March 31, 2014, Legg Mason also concluded it was the primary beneficiary of 16 employee-owned funds it sponsors, which were consolidated and reported as CIVs.

Other VIEs
For other sponsored investment funds that do not meet the investment company criteria, Legg Mason determines it is the primary beneficiary of a VIE if it has both the power to direct the activities of a VIE that most significantly impact the entity's economic performance, the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to a VIE.

As of December 31, 2014, Legg Mason had a variable interest in three collateralized loan obligations ("CLOs"). Legg Mason concluded it was not the primary beneficiary of these CLOs, which were not consolidated, as it holds no equity interest in these investment vehicles and their level of expected fees is insignificant. As of March 31, 2014 and December 31, 2013, Legg Mason had a variable interest in two of these CLOs, which also were not consolidated in either of these periods.

As of March 31, 2014 and December 31, 2013, Legg Mason concluded that it was the primary beneficiary of another CLO in which it held a variable interest. Although it held no equity interest in this investment vehicle, it had both the power to control and had a significant variable interest because of the level of its expected subordinated fees. As of March 31, 2014 and December 31, 2013, the balances related to this CLO were consolidated and reported as a CIV in the Company's consolidated financial statements. During the three months ended June 30, 2014, this CLO was substantially liquidated and therefore was not consolidated by Legg Mason as of, or subsequent to, June 30, 2014.

See Notes 4 and 12 for additional information regarding VIEs and VREs.

Noncontrolling Interests
For CIVs with third-party investors, the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. Also included in redeemable noncontrolling interests are vested affiliate management equity plan interests. There were no nonredeemable noncontrolling interests as of December 31, 2014 or March 31, 2014. Net income attributable to noncontrolling interests in the Consolidated Statements of Income for the three and nine months ended December 31, 2013 also includes Net income reclassified to appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheet.

Net income attributable to noncontrolling interests for the three and nine months ended December 31, included the following amounts:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income attributable to redeemable noncontrolling interests	$3,012	$779	$4,560	$1,677
Net income reclassified to appropriated retained earnings for consolidated investment vehicle	—	(2,562)	—	(770)
Total	$3,012	$(1,783)	$4,560	$907

Redeemable noncontrolling interests as of and for the nine months ended December 31, included the following amounts:

	Nine Months Ended December 31,
	2014	2013
Balance, beginning of period	$45,144	$21,009
Net income attributable to redeemable noncontrolling interests	4,560	1,677
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interests	21,570	(3,444)
Management equity plan interests	1,816	1,816
Balance, end of period	$73,090	$21,058

Contingent Consideration Liabilities
In connection with business acquisitions, Legg Mason may be required to pay additional future consideration based on the achievement of certain designated financial metrics. Legg Mason estimates the fair value of these potential future obligations at the time a business combination is consummated and records a Contingent consideration liability in the Consolidated Balance Sheet.

Legg Mason accretes Contingent consideration liabilities to the expected payment amounts over the related earn-out terms until the obligations are ultimately paid, resulting in Interest expense in the Consolidated Statements of Income. If the expected payment amounts subsequently change, the Contingent consideration liabilities are (reduced) or increased in the current period, resulting in a (gain) or loss, which is reflected within Other operating expense in the Consolidated Statements of Income.

Accumulated Other Comprehensive Income
There were no significant amounts reclassified from Accumulated other comprehensive income to the Consolidated Statements of Income for the three or nine months ended December 31, 2014 or 2013, except for $405, net of income tax provision of $233, realized on the termination of a reverse treasury rate lock contract, as further described in Note 7.

Income Tax Provision
During the three months ended December 31, 2014, the net release of reserves for uncertain tax positions, due to audit settlements during the period, resulted in a tax benefit of approximately $4,300. The net release of reserves reduced the effective tax rate by 3.7 percentage points and 1.8 percentage points, for the three and nine months ended December 31, 2014, respectively.

In July 2013, the U.K. Finance Act 2013 was enacted, reducing the main U.K. corporate tax rate to 21% effective April 1, 2014, and to 20% effective April 1, 2015. The reductions in the U.K. corporate tax rate resulted in a tax benefit of $19,164, recognized in the three months ended September 30, 2013, as a result of the revaluation of existing deferred tax assets and liabilities at the new rates. As a result of the revaluation adjustments, the effective tax rate for the nine months ended December 31, 2013, was reduced by 6.2 percentage points.

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

3. Acquisitions and Disposition

Martin Currie
On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited ("Martin Currie"), pursuant to a share purchase agreement dated July 24, 2014. Martin Currie is an international equity specialist based in the United Kingdom with approximately $9,500,000 in AUM on the date of acquisition. The acquisition required an initial payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125,000 contract amount), which was funded from existing cash. In addition, contingent consideration payments may be due March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $506,000 (using the foreign exchange rate as of December 31, 2014 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2016, 2017, and 2018. The Contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made will also include amounts for certain potential pension and other obligations that are accounted for separately. As of December 31, 2014, the fair value of the Contingent consideration liability was $72,311, a decrease of $2,900 from October 1, 2014, substantially all of which is attributable to changes in the exchange rate, net of accretion, which is included in Accumulated other comprehensive income as Foreign currency translation adjustment. The Contingent consideration liability is included in non-current Contingent consideration in the Consolidated Balance Sheet at December 31, 2014.

A summary of the acquisition-date fair values of the assets acquired and liabilities assumed are as follows:

Purchase price
Cash(1)	$202,577
Contingent consideration	75,211
Total Consideration	277,788
Identifiable assets and liabilities
Cash	29,389
Indefinite-life intangible fund management contracts	135,321
Amortizable intangible asset management contracts	15,234
Fixed assets	784
Liabilities, net(1)	(8,245)
Pension liability	(32,433)
Deferred tax liabilities	(30,111)
Total identifiable assets and liabilities	109,939
Goodwill(1)	$167,849
(1) Subject to adjustments for amounts ultimately realized, as provided in the share purchase agreement.

The fair value of the amortizable asset management contracts asset is being amortized over a period of 12 years. Goodwill is principally attributable to synergies expected to arise with Martin Currie. None of the acquired intangible assets or goodwill are deductible for U.K. tax purposes.

Management estimated the fair values of the indefinite-life fund management contracts and amortizable asset management contracts based upon discounted cash flow analyses, using unobservable market data inputs, which are Level 3 measurements.

The significant assumptions used in these analyses at acquisition including projected annual cash flows, AUM growth rates and discount rates, are summarized as follows:

	Projected Cash Flow Growth	Discount Rate
Indefinite-life fund management contracts	0% to 25% (weighted-average - 11%)	15.0%

	Projected AUM Growth (Attrition)	Discount Rate
Amortizable asset management contracts	6% / (17)%	15.0%

The fair value of the contingent consideration was measured using Monte Carlo simulation with various unobservable market data inputs, which are Level 3 measurements. The simulation considered variables, including AUM growth, performance fee levels and relevant product performance. Projected AUM, performance fees and earn-out payments were discounted as appropriate. A summary of various assumption values follows:

AUM growth rates	0% to 28% (weighted-average - 14%)
Performance fees growth rates	0% to 30% (weighted-average - 15%)
Discount rates:
Projected AUM	13.0%
Projected performance fees	15.0%
Earn-out payments	1.3%

Significant increases (decreases) in projected AUM or performance fees would result in a significantly higher (lower) Contingent consideration liability fair value.

Martin Currie sponsors a defined benefit plan, with assets held in a separate trustee-administered fund. Plan assets, comprised of 57% equities (Level 1) and 43% bonds (Level 2), are measured at fair value. Assumptions used to determine the expected return on plan assets targets a 55% / 45% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high quality bond in the local UK market and currency. The most recent actuarial valuation was performed as of May 31, 2013, which was updated through the acquisition and balance sheet dates. Accrual under the plan ceased on October 1, 2014.

The resulting net benefit obligation, comprised as follows, is included in the December 31, 2014 Consolidated Balance Sheet as Other non-current liabilities:

Fair value of plan assets (at 6.3% expected weighted-average long-term return)	$58,208
Benefit obligation (at 3.7% discount rate)	(93,709)
Unfunded status (excess of benefit obligation over plan assets)	$(35,501)

For the quarter ended December 31, 2014, a net periodic benefit cost of $817 was included in Compensation and benefits expense in the Consolidated Statement of Income and Net actuarial losses of $4,028, net of income tax benefits of $1,007, were included in Accumulated other comprehensive income in the Consolidated Balance Sheet at December 31, 2014. The contingent consideration provisions of the share purchase agreement require certain amounts from the earn-out payments, in aggregate up to the amount of the net benefit obligation, to be paid to fund Martin Currie's defined benefit plan.

The contingent consideration provisions of the share purchase agreement also require a designated percentage of the earn-out payments, net of any pension contribution, to be allocated to fund an incentive plan for Martin Currie's management. No payments to employees under the arrangement will be made until the end of the earn-out period. The estimated payment (adjusted quarterly) is being amortized over the earn-out term.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different. The financial results of Martin Currie included in Legg Mason's consolidated financial results for both the three and nine months ended

December 31, 2014, include revenues of $14,499 and did not have a material impact on Net Income Attributable to Legg Mason, Inc.

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

The initial purchase price was a cash payment of $11,000, funded from existing cash. In addition, contingent consideration of up to $10,000 and $20,000 for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The Contingent consideration liability established at closing had an acquisition date fair value of $13,370, which represented the present value of the contingent consideration expected to be paid. The Contingent consideration liability is included in non-current Contingent consideration in the Consolidated Balance Sheet at December 31, 2014 and has accreted to $13,514.

A summary of the acquisition-date fair values of the assets acquired and liabilities assumed, after certain measurement period adjustments, are as follows:

Purchase price
Cash	$11,000
Contingent consideration	13,370
Total Consideration	24,370
Identifiable assets and liabilities
Cash	441
Investments	3,281
Receivables	2,699
Amortizable intangible asset management contracts	7,060
Fixed assets	599
Liabilities, net	(6,620)
Total identifiable assets and liabilities	7,460
Goodwill	$16,910

The fair value of the amortizable asset management contracts is being amortized over a period of 10 years. Purchase price allocated to goodwill is expected to be deductible for U.S. tax purposes over a period of 15 years.

Management estimated the fair values of the amortizable asset management contracts based upon a discounted cash flow analysis, and the contingent consideration expected to be paid and discounted, based upon probability-weighted revenue projections, using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these analyses at acquisition including projected annual cash flows, revenues and discount rates, are summarized as follows:

	Projected Cash Flow Attrition, Net	Discount Rate
Amortizable intangible asset management contracts	(10)%	15.0%

	Projected Revenue Growth Rates	Discount Rates
Contingent consideration	0% to 10% (weighted-average - 6%)	1.2% / 2.1%

Goodwill is principally attributable to synergies expected to arise with QS Investors.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different. The financial results of QS Investors included in Legg Mason's consolidated financial results for the three and nine months ended December

31, 2014, include revenues of $4,169 and $9,973, respectively, and did not have a material impact on Net Income Attributable to Legg Mason, Inc.

Over time, Legg Mason plans to integrate two existing affiliates, QS Batterymarch Financial Management, Inc. ("Batterymarch") and QS Legg Mason Global Asset Allocation, LLC ("LMGAA"), into QS Investors to capture synergies and leverage the best capabilities of each entity. In connection with the integration, total charges for restructuring and transition costs of $36,907 have been recognized through December 31, 2014, which includes $12,767 and $34,349 for the three and nine months ended December 31, 2014, respectively, primarily recorded in Compensation and benefits in the Consolidated Statements of Income. These costs are primarily comprised of charges for employee termination benefits, including severance and retention incentives, as well as real estate related charges. Additional charges related to the integration are not expected to be material.

The table below presents a summary of changes in the restructuring and transition-related liability from March 31, 2013 through December 31, 2014 and cumulative charges incurred to date:

	Compensation	Other		Total
Balance as of December 31, 2013	$—	$—		$—
Accrued charges	2,161	111		2,272
Balance as of March 31, 2014	2,161	111		2,272
Accrued charges	22,505	9,043	(1)	31,548
Payments	(14,429)	(2,611)		(17,040)
Balance as of December 31, 2014	$10,237	$6,543		$16,780

Non-cash charges(2)
Year ended March 31, 2014	$—	$286		$286
Nine Months Ended December 31, 2014	1,231	1,570		2,801
Total	$1,231	$1,856		$3,087

Cumulative charges incurred as of December 31, 2014	$25,897	$11,010		$36,907
(1) Includes lease loss reserve of $6,760 for space permanently abandoned.
(2) Includes stock-based compensation expense and accelerated fixed asset depreciation.

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

As of December 31, 2014, the fair value of the related Contingent consideration liability was $28,263, a decrease of $1,290 from March 31, 2014, all of which is attributable to changes in the exchange rate, net of accretion. The Contingent consideration liability is included in current and non-current Contingent consideration, for $23,258, related to the second anniversary payment, and $5,005, related to the fourth anniversary payment, respectively, in the Consolidated Balance Sheets as of December 31, 2014. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 11 for additional information regarding derivatives and hedging.

Legg Mason Investment Counsel & Trust
On November 7, 2014, Legg Mason completed the previously announced sale of all of its equity interests in Legg Mason Investment Counsel & Trust Company N.A. (subsequently renamed 1919 Investment Counsel & Trust) ("LMIC") for proceeds of $47,000 to Stifel Financial Corporation's Global Wealth Management segment. The sale did not have a material impact on Legg Mason's consolidated financial condition or results of operations.

4. Investments and Fair Value of Assets and Liabilities

The disclosures below include details of Legg Mason's financial assets and financial liabilities that are measured at fair value, excluding the financial assets and financial liabilities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

		As of December 31, 2014
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds		$336,000	$—	$—	$336,000
Time deposits and other		—	59,589	—	59,589
Total cash equivalents		336,000	59,589	—	395,589
Current investments:
Trading investments relating to long-term incentive compensation plans(2)		80,838	—	—	80,838
Trading investments of proprietary fund products and other trading investments(3)		236,798	97,719	181	334,698
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)		4,826	13,629	—	18,455
Total current investments		322,462	111,348	181	433,991
Investments in partnerships, LLCs and other(6)		—	—	17,211	17,211
Equity method investments in partnerships and LLCs(4)(6)	`	—	—	46,808	46,808
Derivative assets(7)		1,371	3,596	—	4,967
Other investments(6)		—	—	77	77
Total		$659,833	$174,533	$64,277	$898,643
Liabilities:
Long-term debt(8)		$—	$(253,596)	$—	$(253,596)
Contingent consideration liabilities(9)		—	—	(114,088)	(114,088)
Derivative liabilities(7)		(14,274)	—	—	(14,274)
Total		$(14,274)	$(253,596)	$(114,088)	$(381,958)

	As of March 31, 2014
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$456,631	$—	$—	$456,631
Time deposits and other	—	106,226	—	106,226
Total cash equivalents	456,631	106,226	—	562,857
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	109,648	—	—	109,648
Trading investments of proprietary fund products and other trading investments(3)	260,251	75,015	190	335,456
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	8,497	14,125	—	22,622
Total current investments	378,396	89,140	190	467,726
Available-for-sale investment securities(6)	2,048	10,024	—	12,072
Investments in partnerships, LLCs and other(6)	—	2,878	21,586	24,464
Equity method investments in partnerships and LLCs(4)(6)	—	—	62,973	62,973
Derivative assets(7)	3,584	—	—	3,584
Other investments(6)	—	—	90	90
Total	$840,659	$208,268	$84,839	$1,133,766
Liabilities:
Contingent consideration liability(9)	$—	$—	$(29,553)	$(29,553)
Derivative liabilities(7)	(2,335)	—	—	(2,335)
Total	$(2,335)	$—	$(29,553)	$(31,888)

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

(3)
Trading investments of proprietary fund products and other trading investments consist of approximately 65% and 35% in equity and debt securities, respectively, as of December 31, 2014, and approximately 53% and 47% in equity and debt securities, respectively, as of March 31, 2014.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximate fair value) relating to long-term incentive compensation plans of $8,598 and $14,125 as of December 31, 2014 and March 31, 2014, respectively, and proprietary fund products and other investments of $9,857 and $8,497 as of December 31, 2014 and March 31, 2014, respectively, which are classified as Investment securities in the Consolidated Balance Sheets.

(6)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(7)	See Note 11.

(8)	See Note 7.

(9)	See Note 3.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had investments in proprietary fund products, which totaled $359,268 and $405,918, as of December 31, 2014 and March 31, 2014, respectively, which are substantially comprised of investments in 50 funds and 46 funds, respectively, that are individually greater than $1,000, with minimal third-party investment, and together comprise over 90% of the seed capital investments total in each period.
See Notes 2 and 12 for information regarding the determination of whether investments in proprietary fund products represent VIEs and consolidation.
Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the equity method, the cost method, or NAV practical expedient discussed below, such that measurement uncertainty has little relevance.
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2014 and 2013, are presented in the tables below:

	Value as of September 30, 2014	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2014
Assets:
Trading investments of proprietary fund products and other trading investments	$170	$—	$(8)	$—	$—	$19	$181
Investments in partnerships, LLCs and other	17,682	—	—	(134)	—	(337)	17,211
Equity method investments in partnerships and LLCs	55,857	1,023	(6,698)	(2,332)	—	(1,042)	46,808
Other investments	85	—	—	—	—	(8)	77
	$73,794	$1,023	$(6,706)	$(2,466)	$—	$(1,368)	$64,277
Liabilities:
Contingent consideration liabilities	$(42,653)	$(75,211)	$—	$—	$—	$3,776	$(114,088)

	Value as of September 30, 2013	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2013
Assets:
Trading investments of proprietary fund products and other trading investments	$209	$1	$—	$(25)	$—	$8	$193
Investments in partnerships, LLCs and other	27,189	—	—	(883)	—	(212)	26,094
Equity method investments in partnerships and LLCs	63,639	1,598	—	(1,812)	—	2,120	65,545
Other investments	107	—	(12)	—	—	(7)	88
	$91,144	$1,599	$(12)	$(2,720)	$—	$1,909	$91,920
Liabilities:
Contingent consideration liability	$(23,335)	$—	$—	$—	$—	$(5,542)	$(28,877)

	Value as of March 31, 2014	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2014
Assets:
Trading investments of proprietary fund products and other trading investments	$190	$—	$(27)	$—	$—	$18	$181
Investments in partnerships, LLCs and other	21,586	—	(24)	(3,577)	—	(774)	17,211
Equity method investments in partnerships and LLCs	62,973	2,069	(13,536)	(3,259)	—	(1,439)	46,808
Other investments	90	—	—	—	—	(13)	77
	$84,839	$2,069	$(13,587)	$(6,836)	$—	$(2,208)	$64,277
Liabilities:
Contingent consideration liabilities	$(29,553)	$(88,581)	$—	$—	$—	$4,046	$(114,088)

	Value as of March 31, 2013	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2013
Assets:
Trading investments of proprietary fund products and other trading investments	$246	$1	$—	$(69)	$—	$15	$193
Investments in partnerships, LLCs and other	27,762	800	(617)	(1,047)	—	(804)	26,094
Equity method investments in partnerships and LLCs	66,338	4,364	(750)	(7,500)	—	3,093	65,545
Other investments	111	—	(12)	—	—	(11)	88
	$94,457	$5,165	$(1,379)	$(8,616)	$—	$2,293	$91,920
Liabilities:
Contingent consideration liability	$(21,900)	$—	$—	$—	$—	$(6,977)	$(28,877)

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other Non-Operating Income (Expense) in the Consolidated Statements of Income. The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $1,999 and $(156) for the three months ended December 31, 2014 and 2013, respectively. The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $799 and $(2,553) for the nine months ended December 31, 2014 and 2013, respectively.

There were no significant transfers between Level 1 and Level 2 during the three or nine months ended December 31, 2014 and 2013.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of December 31, 2014 and March 31, 2014, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of December 31, 2014
Category of Investment	Investment Strategy	December 31, 2014		March 31, 2014		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$24,904	(1)	$34,771	(1)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	15,118		19,461		$20,000	n/a
Private equity funds	Long/short equity	21,373	(2)	22,759	(2)	9,329	Up to 9 years
Other	Various	1,640		2,434		n/a	Various (3)
Total		$63,035	(4)	$79,425	(4)	$29,329
n/a-not applicable

(1)	Liquidation restrictions: 15% monthly redemption and 85% quarterly redemption as of December 31, 2014. 40% monthly redemption and 60% quarterly redemption as of March 31, 2014.
(2)    Liquidations are expected over the remaining term.

(3)	Of this balance, 15% has a remaining term of less than one year and 85% has a remaining term of 19 years.

(4)	Comprised of 40% and 60% of Level 2 and Level 3 assets, respectively, as of December 31, 2014 and 31% and 69% of Level 2 and Level 3 assets, respectively, as of March 31, 2014.

There are no current plans to sell any of these investments held as of December 31, 2014.

5. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. The following table reflects the components of fixed assets as of:

	December 31, 2014	March 31, 2014
Equipment	$152,537	$147,663
Software	264,109	249,368
Leasehold improvements	205,086	209,747
Total cost	621,732	606,778
Less: accumulated depreciation and amortization	(438,077)	(417,537)
Fixed assets, net	$183,655	$189,241

Depreciation and amortization expense related to fixed assets was $12,454 and $12,802 for the three months ended December 31, 2014 and 2013, respectively, and $39,080 and $36,825 for the nine months ended December 31, 2014 and 2013, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	December 31, 2014	March 31, 2014
Amortizable asset management contracts
Cost	$190,460	$207,224
Accumulated amortization	(167,441)	(197,255)
Net	23,019	9,969
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Permal/Fauchier funds-of-hedge fund management contracts	698,104	698,104
Other fund management contracts(1)	434,213	304,549
Trade names	52,800	52,800
	3,291,468	3,161,804
Intangible assets, net	$3,314,487	$3,171,773
(1) Balance as of December 31, 2014, includes $130,104 related to the acquisition of Martin Currie.

In connection with the previously discussed sale of LMIC, amortizable asset management contracts with a cost of $36,864 and accumulated amortization of $30,205 were sold on November 7, 2014. Also, the October 1, 2014 acquisition of Martin Currie and May 31, 2014 acquisition of QS Investors included amortizable asset management contracts of $15,234 and $7,060, respectively. See Note 3 for additional information.

Legg Mason completed its annual impairment testing process of goodwill and indefinite-life intangible assets and determined that there was no impairment in the value of these assets as of December 31, 2014. As a result of uncertainty regarding future market conditions and economic results, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment. The current assessed fair value of the indefinite-life funds-of-hedge funds contracts asset related to the Permal and Fauchier acquisitions exceeds the combined carrying values by 13%. Should market performance, flows, or related assets under management levels decrease in the near term, or other factors change, such that cash flow projections deviate from current projections, it is reasonably possible that the assets could be deemed to be impaired by a material amount. The current assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management acquisition exceeds the carrying value by 41%.

As of December 31, 2014, amortizable asset management contracts are being amortized over a weighted-average remaining life of 10.4 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2015	$525
2016	2,408
2017	2,408
2018	2,408
2019	2,408
Thereafter	12,862
Total	$23,019

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2014	$2,402,423	$(1,161,900)	$1,240,523
Impact of excess tax basis amortization	(16,287)	—	(16,287)
Business acquisitions, net of $(9,271) relating to the sale of LMIC (See Note 3)	175,488	—	175,488
Changes in foreign exchange rates and other	(23,888)	—	(23,888)
Balance as of December 31, 2014	$2,537,736	$(1,161,900)	$1,375,836

7. Long-Term Debt

The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

Long-term debt consists of the following:

	December 31, 2014				March 31, 2014
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$253,100	$(3,596)	$496	$250,000	$—
5.5% Senior Notes due July 2019	—	—	—	—	645,042
3.95% Senior Notes due July 2024	249,566	—	434	250,000	—
5.625% Senior Notes due January 2044	553,549	—	(3,549)	550,000	393,784
Other term loans	—	—	—	—	438
Subtotal	1,056,215	(3,596)	(2,619)	1,050,000	1,039,264
Less: current portion	—	—	—	—	438
Total	$1,056,215	$(3,596)	$(2,619)	$1,050,000	$1,038,826

In June 2014, Legg Mason issued $250,000 of 2.7% Senior Notes due 2019 (the "2019 Notes"), $250,000 of 3.95% Senior Notes due 2024 (the "2024 Notes"), and an additional $150,000 of the existing 5.625% Senior Notes due 2044 (the "2044 Notes" and, together with the 2019 Notes and the 2024 Notes, the "Notes"). In July 2014, the Company used $658,769 in proceeds from the sale of the Notes, net of related fees, together with cash on hand, to call the outstanding $650,000 of 5.5% Senior Notes due 2019 (the "5.5% Senior Notes") and pay a related make-whole premium of $98,418 discussed below.

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

2.7% Senior Notes due July 2019
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

On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap is being used to effectively convert the 2019 Notes from fixed rate debt to floating rate debt and has identical terms as the underlying debt being hedged, so no ineffectiveness is expected. The swap has a five-year term, and matures on July 15, 2019. The fair value of the contract at December 31, 2014, was a derivative asset of $3,596, which is classified as Other assets with a corresponding fair value adjustment to the related carrying value of the debt in the Consolidated Balance Sheet. The swap payment dates coincide with the debt payment dates on July 15 and January 15. The related receipts/payments by Legg Mason are recorded as Interest expense in the Consolidated Statement of Income. Cash collateral of $1,000 was provided for the interest rate swap as of December 31, 2014. Since the original terms and conditions of the hedged instruments are unchanged, the swap continues to be an effective fair value hedge.

3.95% Senior Notes due July 2024
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

5.625% Senior Notes due January 2044
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

As of December 31, 2014, none of the outstanding long-term debt matures before fiscal 2020.

At December 31, 2014, the estimated fair value of long-term debt was approximately $1,139,992, including $253,596 for the 2019 Notes which are carried at fair value in the Consolidated Balance Sheet. The debt fair value was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

8.  Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, management equity plans and deferred compensation payable in stock. Shares available for issuance under the active equity incentive stock plan as of December 31, 2014, were 8,251. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to ten years from the date of grant.

Stock Options
Compensation expense relating to stock options for the three months ended December 31, 2014, and 2013 was $2,747 and $3,184, respectively, and for the nine months ended December 31, 2014, and 2013 was $8,964 and $10,171, respectively.

Stock option transactions under Legg Mason's equity incentive plans during the nine months ended December 31, 2014, and 2013 are summarized below:

	Nine Months Ended December 31,
	2014		2013
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options Outstanding at March 31	4,801	$43.02	5,361	$53.13
Granted	917	47.65	1,215	33.64
Exercised	(615)	30.85	(628)	30.34
Canceled/forfeited	(570)	90.38	(952)	98.51
Options outstanding at December 31	4,533	$39.66	4,996	$42.62
At December 31, 2014, options were exercisable for 2,296 shares and the weighted-average exercise price was $41.59. Stock options exercisable at December 31, 2014, have a weighted-average remaining contractual life of 3.6 years.  Unamortized compensation cost at December 31, 2014, was $18,081 and was related to unvested options for 2,237 shares. The unamortized compensation cost at December 31, 2014 is expected to be recognized over a weighted-average period of 1.7 years.
The weighted-average fair value of service-based stock option grants during the nine months ended December 31, 2014 and 2013, excluding those granted to our Chief Executive Officer in May 2013 discussed below, using the Black-Scholes option pricing model, was $12.03 and $12.13 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2015 and 2014:

	Nine Months Ended December 31,
	2014	2013
Expected dividend yield	1.04%	1.54%
Risk-free interest rate	1.51%	0.80%
Expected volatility	29.53%	45.08%
Expected life (in years)	4.94	4.93

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

In May 2013, Legg Mason awarded options to purchase 500 shares of Legg Mason, Inc. common stock at an exercise price of $31.46, equal to the then current market value of Legg Mason's common stock, to its Chief Executive Officer, which are included in the outstanding options table above. The award had a grant date fair value of $5,525 and is subject to vesting requirements, 25% of which vests over a two-year service period; 25% of which vests over a two-year service period and is subject to Legg Mason's common stock price equaling or exceeding $36.46 for 20 consecutive trading days; 25% of which is subject to Legg Mason's common stock price equaling or exceeding $41.46 for 20 consecutive trading days; and 25% of which is subject to Legg Mason's common stock price equaling or exceeding $46.46 for 20 consecutive trading days; as well as a requirement that certain shares received upon exercise are retained for a two-year period. In each of January and June 2014, 25% (50% in aggregate) of this award vested when the Legg Mason stock price met and exceeded $41.46 and $46.46, respectively, for 20 consecutive trading days.

The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Compensation expense relating to restricted stock and restricted stock units for the three months ended December 31, 2014 and 2013, was $11,761 and $12,013, respectively, and for the nine months ended December 31, 2014 and 2013, was $35,051 and $36,844, respectively.

Restricted stock and restricted stock unit transactions during the nine months ended December 31, 2014 and 2013 are summarized below:

	Nine Months Ended December 31,
	2014		2013
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested Shares at March 31	3,334	$30.77	3,738	$27.99
Granted	1,224	47.94	1,289	35.16
Vested	(1,321)	30.91	(1,351)	29.09
Canceled/forfeited	(184)	35.92	(148)	29.01
Unvested Shares at December 31	3,053	$37.28	3,528	$30.15

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at December 31, 2014 of $80,851 is expected to be recognized over a weighted-average period of 1.7 years.

Other
In May 2014, Legg Mason granted certain executive officers a total of 78 performance share units as part of their fiscal 2014 incentive award with an aggregate value of $3,457. The vesting of performance share units and the number of shares payable at vesting, are determined based on Legg Mason’s relative total stockholder return over a three-year period ending April 30, 2017. Compensation expense relating to the performance units for the three and nine months ended December 31, 2014 was $290 and $772, respectively.

The grant date fair value per unit for these awards of $44.11 was estimated as of the grant date using a Monte Carlo pricing model with the following assumptions:

Expected dividend yield	1.33%
Risk-free interest rate	0.75%
Expected volatility	30.81%

Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended December 31, 2014 and 2013, was $135 and $80, respectively, and for the nine months ended December 31, 2014 and 2013, was $693 and $312, respectively.

On June 28, 2013, Legg Mason implemented a management equity plan and granted units to key employees of Permal that entitle them to participate in 15% of the future growth of the Permal enterprise value (subject to appropriate discounts), if any, subsequent to the grant date. On March 31, 2014, a similar management equity plan was implemented by Legg Mason with a grant to certain key employees of ClearBridge Investments, LLC ("ClearBridge"). Independent valuations determined the aggregate cost of the awards to be approximately $9,000 and $16,000 for Permal and ClearBridge, respectively, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income over the related vesting periods, through December 2017 and March 2019, respectively. Both arrangements provide that one-half of the respective cost will be absorbed by the affiliates' incentive pool. Total compensation expense related to management equity plans was $1,301 and $908 for the three months ended December 31, 2014 and 2013, respectively, and $3,904 and $1,816 for the nine months ended December 31, 2014 and 2013, respectively.

During the nine months ended December 31, 2014 and 2013, non-employee directors were granted 8 and 11 restricted stock units and 23 and 47 shares of common stock at a fair value of $1,550 and $1,950, respectively. As of December 31, 2014 and 2013, non-employee directors held 45 and 64 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. As of December 31, 2013, non-employee directors held 35 stock options, which are included in the outstanding options table. During the nine months ended December 31, 2014 and 2013, there were 27 and 38 restricted stock units distributed, respectively. During the nine months ended December 31, 2014 and 2013, non-employee directors did not exercise any stock options and there were 32 and 77 stock options canceled or forfeited, respectively, related to non-employee directors.

9. Commitments and Contingencies

Legg Mason leases office facilities and equipment under non-cancelable operating leases, and also has multi-year agreements for certain services. These leases and service agreements expire on varying dates through fiscal 2028. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

As of December 31, 2014, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining 2015	$36,112
2016	125,876
2017	108,449
2018	94,234
2019	79,206
Thereafter	366,181
Total	$810,058

The minimum rental commitments shown above have not been reduced by $168,243 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of December 31, 2014 and March 31, 2014 was $46,120 and $36,170, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, as a result of the then current commercial real estate market.

The above minimum rental commitments include $724,978 in real estate and equipment leases and $85,080 in service and maintenance agreements.

The minimum rental commitments shown above include $6,137 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $3,868 and $19,330 as of December 31, 2014 and March 31, 2014, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2013	$66,912
Accrued charges for vacated and subleased space	7,371
Payments, net	(17,117)
Adjustments and other	(1,666)
Balance as of March 31, 2014	55,500
Accrued charges for vacated and subleased space	9,023
Payments, net	(11,305)
Adjustments and other	(3,230)
Balance as of December 31, 2014	$49,988

As of December 31, 2014, Legg Mason had commitments to invest approximately $34,574 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of the respective investment periods ranging through fiscal 2021.

As of December 31, 2014, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions, the fair value of which aggregates $114,088, of which $23,258 is a current liability. These commitments are further described below.

In connection with the acquisition of Martin Currie in October 2014, as further discussed in Note 3, contingent consideration payments may be due March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $506,000 (using the foreign exchange rate as of December 31, 2014 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2016, 2017, and 2018. The Contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made will also include amounts for certain potential pension and other obligations that are accounted for separately. As of December 31, 2014, the fair value of the Contingent consideration liability was $72,311, a decrease of $2,900 from October 1, 2014, substantially all of which is attributable to changes in the exchange rate, net of accretion.

In connection with the acquisition of QS Investors in May 2014, as further discussed in Note 3, contingent consideration of up to approximately $10,000 and approximately $20,000 for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The Contingent consideration liability established at closing had an acquisition date fair value of $13,370, which represented the present value of the contingent consideration expected to be paid, and has accreted to $13,514 as of December 31, 2014.

In connection with the acquisition of Fauchier in March 2013, as further discussed in Note 3, contingent consideration of up to approximately $23,000 and approximately $31,000 (using the foreign exchange rate as of December 31, 2014 for the £15,000 and £20,000 maximum contractual amounts, respectively), may be due on or about the second and fourth anniversaries of closing, respectively, which is dependent upon the achievement of certain levels of revenue, net of distribution costs, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The fair value of the Contingent consideration liability was $28,263 as of December 31, 2014, a decrease of $1,290 from March 31, 2014, all of which is attributable to changes in the exchange rate, net of accretion. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 11 for additional information regarding derivatives and hedging.

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

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of December 31, 2014 is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

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

In management's opinion, an adequate accrual has been made as of December 31, 2014, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

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

In January 2015, Legg Mason's Board of Directors authorized $1,000,000 for additional purchases of Legg Mason common stock, which is in addition to the $103,483 remaining under the prior $1,000,000 authorization. There is no expiration date attached to this share repurchase authorization.

During the three and nine months ended December 31, 2014, Legg Mason repurchased and retired 1,619 and 5,329 shares of its common stock, respectively, for $86,500 and $266,522, respectively, through open market purchases. The total repurchases reduced weighted-average shares outstanding by 4,419 and 2,715 shares for the three and nine months ended

December 31, 2014, respectively. During the three and nine months ended December 31, 2013, Legg Mason repurchased and retired 2,319 and 7,636 shares of its common stock, respectively, for $90,000 and $269,996, respectively, through open market purchases. Total repurchases reduced weighted-average shares outstanding by 6,457 and 3,788 shares for the three and nine months ended December 31, 2013, respectively.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Weighted-average basic shares outstanding	114,439	120,583	115,783	122,920
Potential common shares:
Employee stock options	1,253	543	1,169	316
Weighted-average diluted shares	115,692	121,126	116,952	123,236
Net Income	$80,048	$79,951	$158,681	$216,744
Less: Net income (loss) attributable to noncontrolling interests	3,012	(1,783)	4,560	907
Net Income Attributable to Legg Mason, Inc.	$77,036	$81,734	$154,121	$215,837
Net Income per share Attributable to Legg Mason, Inc. common shareholders
Basic	$0.67	$0.68	$1.33	$1.76
Diluted	$0.67	$0.67	$1.32	$1.75

The diluted EPS calculations for the three and nine months ended December 31, 2014 and 2013, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of the 2.5% Convertible Senior Notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive.
Options to purchase 1,284 and 2,314 shares for the three months ended December 31, 2014 and 2013, respectively, and 1,338 and 5,733 shares for the nine months ended December 31, 2014 and 2013, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and therefore, the options are deemed antidilutive. Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met.

11. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging activities excluding the derivatives and hedging activities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Japanese yen, Australian dollar, euro, Chinese yuan, Indian rupee, Indonesian rupiah, Malaysian ringgit, Philippine peso, Chilean peso, Swiss franc, and South Korean won. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards or futures contracts executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis, resulting in net Other assets (liabilities) of $(12,903) and $1,249 as of December 31, 2014 and March 31, 2014, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $10,939 and $12,985 as of December 31, 2014 and March 31, 2014, respectively.

With the exception of the reverse treasury rate lock contract and interest rate swap contract discussed in Note 7, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended December 31, 2014, March 31, 2014 and December 31, 2013.

The following table presents the fair values as of December 31, 2014 and March 31, 2014, of derivative instruments, classified as Other assets and Other liabilities:

	December 31, 2014		March 31, 2014
	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as hedging instruments (See Note 7)
Interest rate swap	$3,596	$—	$—	$—
Total derivative instruments designated as hedging instruments	3,596	—	—	—

Derivative instruments not designated as hedging instruments
Currency forward contracts	1,345	9,425	3,271	825
Futures and forward contracts	26	4,849	313	1,510
Total derivative instruments not designated as hedging instruments	1,371	14,274	3,584	2,335
Total derivative instruments	$4,967	$14,274	$3,584	$2,335

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

		Three Months Ended December 31,
		2014		2013
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$1,359	$(5,893)	$2,011	$(1,416)
Seed capital investments	Other non-operating income (expense)	576	(14)	481	(863)
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	5,406	(5,840)	79	(7,553)
Total gain (loss) from derivatives not designated as hedging instruments		7,341	(11,747)	2,571	(9,832)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	4,145	—	—	—
Total		$11,486	$(11,747)	$2,571	$(9,832)

		Nine Months Ended December 31,
		2014		2013
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$2,609	$(10,090)	$6,222	$(3,417)
Seed capital investments	Other non-operating income (expense)	1,325	(224)	989	(2,063)
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	10,063	(11,859)	959	(16,636)
Total gain (loss) from derivatives not designated as hedging instruments		13,997	(22,173)	8,170	(22,116)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	3,596	—	—	—
Reverse treasury rate lock	Other non-operating income (expense)	638	—	—	—
Total		$18,231	$(22,173)	$8,170	$(22,116)

12. Variable Interest Entities and Consolidated Investment Vehicles

As further discussed in Notes 2 and 4, in accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment vehicles, some of which are designated as CIVs. As of December 31, 2014, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of December 31, 2014, March 31, 2014 and December 31, 2013, despite significant third party investments in this product. As of December 31, 2014 and March 31, 2014, Legg Mason also concluded it was the primary beneficiary of 16 employee-owned funds it sponsors, which were consolidated and reported as CIVs.

Legg Mason also held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV as of December 31, 2014, March 31, 2014 and December 31, 2013.

In addition, as of March 31, 2014 and December 31, 2013, Legg Mason concluded it was the primary beneficiary of one of three CLOs in which it had a variable interest. As of March 31, 2014 and December 31, 2013, the balances related to this CLO were consolidated and reported as a CIV in the Company's consolidated financial statements. During the three months ended June 30, 2014, this CLO substantially liquidated and therefore it was not consolidated by Legg Mason as of, or subsequent to, June 30, 2014.

Legg Mason's investment in CIVs, as of December 31, 2014 and March 31, 2014, was $18,699 and $39,434, respectively, including VREs of $2,754 and $19,659 as of December 31, 2014 and March 31, 2014, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs in the Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014, respectively, and the Consolidated Statements of Income for the three and nine months ended December 31, 2014 and 2013, respectively:
Consolidating Balance Sheets

	December 31, 2014				March 31, 2014
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current Assets	$1,778,288	$54,580	$(19,494)	$1,813,374	$2,032,827	$138,537	$(42,981)	$2,128,383
Non-current assets	5,195,219	34,637	—	5,229,856	4,950,948	32,018	—	4,982,966
Total Assets	$6,973,507	$89,217	$(19,494)	$7,043,230	$6,983,775	$170,555	$(42,981)	$7,111,349
Current Liabilities	$706,704	$5,212	$(795)	$711,121	$735,737	$89,055	$(3,547)	$821,245
Non-current liabilities	1,718,373	—	—	1,718,373	1,520,236	—	—	1,520,236
Total Liabilities	2,425,077	5,212	(795)	2,429,494	2,255,973	89,055	(3,547)	2,341,481
Redeemable Non-controlling interests	7,249	26,325	39,516	73,090	3,172	26,325	15,647	45,144
Total Stockholders’ Equity	4,541,181	57,680	(58,215)	4,540,646	4,724,630	55,175	(55,081)	4,724,724
Total Liabilities and Equity	$6,973,507	$89,217	$(19,494)	$7,043,230	$6,983,775	$170,555	$(42,981)	$7,111,349

Consolidating Statements of Income

	Three Months Ended
	December 31, 2014				December 31, 2013
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$719,166	$—	$(182)	$718,984	$720,591	$—	$(499)	$720,092
Total Operating Expenses	599,574	224	(182)	599,616	598,299	641	(500)	598,440
Operating Income (Loss)	119,592	(224)	—	119,368	122,292	(641)	1	121,652
Total Other Non-Operating Income (Expense)	(4,387)	1,758	1,326	(1,303)	5,496	690	(1,883)	4,303
Income (Loss)Before Income Tax Provision (Benefit)	115,205	1,534	1,326	118,065	127,788	49	(1,882)	125,955
Income tax provision	38,017	—	—	38,017	46,004	—	—	46,004
Net Income (Loss)	77,188	1,534	1,326	80,048	81,784	49	(1,882)	79,951
Less: Net income (loss) attributable to noncontrolling interests	152	—	2,860	3,012	50	—	(1,833)	(1,783)
Net Income Attributable to Legg Mason, Inc.	$77,036	$1,534	$(1,534)	$77,036	$81,734	$49	$(49)	$81,734

	Nine Months Ended
	December 31, 2014				December 31, 2013
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$2,117,309	$—	$(549)	$2,116,760	$2,061,998	$—	$(1,637)	$2,060,361
Total Operating Expenses	1,747,375	665	(549)	1,747,491	1,748,486	1,960	(1,637)	1,748,809
Operating Income (Loss)	369,934	(665)	—	369,269	313,512	(1,960)	—	311,552
Total Other Non-Operating Income (Expense)	(132,917)	4,683	123	(128,111)	(6,505)	5,676	(3,030)	(3,859)
Income Before Income Tax Provision (Benefit)	237,017	4,018	123	241,158	307,007	3,716	(3,030)	307,693
Income tax provision	82,477	—	—	82,477	90,949	—	—	90,949
Net Income	154,540	4,018	123	158,681	216,058	3,716	(3,030)	216,744
Less: Net income attributable to noncontrolling interests	419	—	4,141	4,560	221	—	686	907
Net Income Attributable to Legg Mason, Inc.	$154,121	$4,018	$(4,018)	$154,121	$215,837	$3,716	$(3,716)	$215,837

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt of CIVs determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of December 31, 2014
Assets:
Trading investments:
Hedge funds	$1,153	$4,023	$15,181	$20,357
Proprietary funds	28,104	—	—	28,104
Total trading investments	$29,257	$4,023	$15,181	$48,461
Investments:
Private equity funds	—	—	33,528	33,528
	$29,257	$4,023	$48,709	$81,989

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2014
Assets:
Trading investments:
Hedge funds	$1,110	$3,941	$17,888	$22,939
Proprietary funds	27,524	—	—	27,524
Total trading investments	$28,634	$3,941	$17,888	$50,463
Investments:
Private equity funds	—	—	31,810	31,810
	$28,634	$3,941	$49,698	$82,273

Liabilities:
CLO debt	$—	$—	$(79,179)	$(79,179)
Derivative liabilities	—	(1,888)	—	(1,888)
	$—	$(1,888)	$(79,179)	$(81,067)

Except for the CLO debt, substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance. During the three months ended June 30, 2014, the CLO substantially liquidated and was not consolidated as of December 31, 2014. As of March 31, 2014, the carrying value of the CLO debt approximated the amount to be paid to investors, and there was no appreciable measurement uncertainty.

The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2014 and 2013, are presented in the tables below:

	Value as of September 30, 2014	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2014
Assets:
Hedge funds	$16,391	$37	$(894)	$—	$—	$(353)	$15,181
Private equity funds	32,229	5,920	(2,545)	—	—	(2,076)	33,528
	$48,620	$5,957	$(3,439)	$—	$—	$(2,429)	$48,709

	Value as of September 30, 2013	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2013
Assets:
Hedge funds	$19,835	$6	$(610)	$—	$—	$806	$20,037
Private equity funds	27,920	1,509	—	—	—	1,315	30,744
	$47,755	$1,515	$(610)	$—	$—	$2,121	$50,781
Liabilities:
CLO debt	$(101,773)	$—	$—	$10,522	$—	$(3,119)	$(94,370)
Total realized and unrealized gains (losses), net						$(998)

	Value as of March 31, 2014	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2014
Assets:
Hedge funds	$17,888	$489	$(3,077)	$—	$—	$(119)	$15,181
Private equity funds	31,810	6,933	(4,942)	—	—	(273)	33,528
	$49,698	$7,422	$(8,019)	$—	$—	$(392)	$48,709
Liabilities:
CLO debt	$(79,179)	$—	$—	$79,179	$—	$—	$—
Total realized and unrealized gains (losses), net						$(392)

	Value as of March 31, 2013	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2013
Assets:
Hedge funds	$19,448	$2,814	$(4,962)	$—	$—	$2,737	$20,037
Private equity funds	26,982	2,105	—	—	—	1,657	30,744
	$46,430	$4,919	$(4,962)	$—	$—	$4,394	$50,781
Liabilities:
CLO debt	$(207,835)	$—	$—	$113,851	$—	$(386)	$(94,370)
Total realized and unrealized gains (losses), net						$4,008

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs in the Consolidated Statements of Income. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $(2,012) and $1,386 for the three months ended December 31, 2014 and 2013, respectively, and were $(682) and $2,606 for the nine months ended December 31, 2014 and 2013, respectively.

There were no transfers between Level 1 and Level 2 during either the three or nine months ended December 31, 2014 and 2013.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of December 31, 2014 and March 31, 2014, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of December 31, 2014
Category of Investment	Investment Strategy	December 31, 2014		March 31, 2014		Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$20,357	(1)	$22,939	(2)	n/a	n/a
Private equity funds	Long/short equity	33,528	(3)	31,810	(3)	$325	3 years
Total		$53,885		$54,749		$325
n/a – not applicable

(1)	Redemption restrictions: 8% daily redemption; 5% monthly redemption; 3% quarterly redemption; and 84% are subject to three to five year lock-up or side pocket provisions.

(2)	Redemption restrictions: 10% daily redemption; 6% monthly redemption; 2% quarterly redemption; and 82% are subject to three to five year lock-up or side pocket provisions.

(3)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of December 31, 2014.

As of March 31, 2014, Legg Mason elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO. Management believed that the use of the fair value option mitigated the impact of certain timing differences and better matched the changes in fair value of assets and liabilities related to the CLO. Legg Mason did not elect the fair value option for any assets or liabilities as of December 31, 2014, as the CLO was no longer consolidated.

The following table presents the fair value and unpaid principal balance of CLO debt carried at fair value under the fair value option as of March 31, 2014:

March 31, 2014
Principal amounts outstanding	$92,114
Excess unpaid principal over fair value	(12,935)
Fair value	$79,179

During the three and nine months ended December 31, 2013, total net losses of $2,797 and $1,483, respectively, were recognized in Other non-operating income (losses) of CIVs, net, in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. CLO loans and CLO debt measured at fair value have floating interest rates, therefore, substantially all of the estimated gains and losses included in earnings for the nine months ended December 31, 2013, were attributable to instrument specific credit risk.

As of December 31, 2014, there were no derivative liabilities of CIVs. Total derivative liabilities of CIVs of $1,888 as of March 31, 2014, are recorded in Other liabilities of CIVs.  Gains and (losses) of $219 and $(317), respectively, for the three months ended December 31, 2013 and gains and (losses) of $884 and $(949), respectively, for the nine months ended December 31, 2013, related to derivative liabilities of CIVs are included in Other non-operating income (loss) of CIVs.

As of December 31, 2014 and March 31, 2014, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of December 31, 2014		As of March 31, 2014
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
CLOs	$—	$1,185	$—	$911
Real Estate Investment Trust	10,911	14,480	1,442	3,715
Other sponsored investment funds	26,980	41,983	34,126	78,521
Total	$37,891	$57,648	$35,568	$83,147

(1)	Includes $30,213 and $23,404 related to investments in proprietary funds products as of December 31, 2014 and March 31, 2014, respectively.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $14,992,742 and $16,032,764 as of December 31, 2014 and March 31, 2014, respectively.

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

In connection with these strategic priorities, on October 1, 2014, we acquired Martin Currie (Holdings) Limited ("Martin Currie"). Martin Currie is a leading global equities specialist based in the United Kingdom with approximately $9.5 billion of AUM as of the date of acquisition. In connection with this acquisition, as of January 1, 2015, Legg Mason Australian Equities ("LMAE") has become part of Martin Currie.

Also in connection with these strategic priorities, during the quarter ended June 30, 2014, we acquired QS Investors Holdings, LLC ("QS Investors"). During the three and nine months ended December 31, 2014, we incurred approximately $12.8 million and $35.9 million, respectively, in expenses related to the integration over time of two of our existing affiliates, QS Batterymarch Financial Management, Inc. ("Batterymarch") and QS Legg Mason Global Asset Allocation, LLC ("LMGAA") into QS Investors, and various other corporate initiatives. Additional costs related to the integration are not expected to be material.

In addition, on November 7, 2014, we completed the sale of all of our equity interests in Legg Mason Investment Counsel & Trust Company N.A. (subsequently renamed 1919 Investment Counsel & Trust) ("LMIC"), to Stifel Financial Corporation's Global Wealth Management segment, which did not have a material impact on our consolidated financial condition or results of operations. See Notes 3 and 9 of Notes to Consolidated Financial Statements for additional information regarding acquisitions and dispositions.

Savings realized as a result of the various corporate initiatives implemented in the prior year, including closing down and reorganizing certain businesses, and ongoing efforts to increase efficiency and effectiveness, are being reinvested into our centralized global distribution business. As a result of reinvesting these savings, we incurred expenses of approximately $5 million in the quarter ended December 31, 2014, and expect these run rate expenses to increase to $7 million to $8 million per quarter beginning in the quarter ending March 31, 2015.

Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2014 was $77.0 million, or $0.67 per diluted share, as compared to $81.7 million, or $0.67 per diluted share for the three months ended December 31, 2013.  Despite an increase in average long-term AUM for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, total revenues remained essentially flat due to a decrease in performance fees, as further discussed below.

Strong overall investment performance and the improvement of our global distribution function contributed to net client inflows in both long-term and total AUM in the 12-month period ended December 31, 2014. Over this period, increases in AUM due to market performance, two acquisitions and net client inflows, offset the reclassification of certain client assets previously reported as AUM to AUA, as further discussed below, and the impact of the sale of LMIC.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
During the three months ended December 31, 2014, the economic environment was characterized by continued domestic growth and improved economic data in the U.S., and increasing concern over economic conditions in other countries, with markets remaining sensitive to economic news during the quarter.

All three major U.S. equity market indices increased during both the three and nine months ended December 31, 2014 and 2013, while bond indices were mixed.

	% Change for the three months ended December 31:		% Change for the nine months ended December 31:
Indices(1)	2014	2013	2014	2013
Dow Jones Industrial Average	4.6%	9.6%	8.3%	13.7%
S&P 500	4.4%	9.9%	10.0%	17.8%
NASDAQ Composite Index	5.4%	10.7%	12.8%	27.8%
Barclays Capital U.S. Aggregate Bond Index	1.8%	(0.1)%	4.1%	(1.9)%
Barclays Capital Global Aggregate Bond Index	(1.0)%	(0.4)%	(1.8)%	(0.5)%
(1) Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the nine months ended December 31, 2014, the Federal Reserve Board held the federal funds rate at 0.25%. While the economic outlook for the U.S. has remained more positive in recent years, the financial environment in which we operate continues to reflect a heightened level of sensitivity as we move through fiscal 2015.

Quarter Ended December 31, 2014, Compared to Quarter Ended December 31, 2013

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Small Cap Core	•	U.S. Credit Aggregate	•	U.S. Municipal Cash
•	Large Cap Value	•	Global Government
•	Equity Income	•	Global Opportunistic Fixed Income
•	International Equity	•	U.S. Municipal
•	Sector Equity	•	Global Fixed Income
•	Mid Cap Core	•	U.S. Long Duration
•	Emerging Markets	•	U.S. High Yield
•	Global Equity	•	U.S. Limited Duration
•	Large Cap Core	•	Emerging Markets

The components of the changes in our AUM (in billions) for the three months ended December 31, were as follows:

	2014	2013
Beginning of period	$707.8	$656.0
Investment funds, excluding liquidity funds(1)
Subscriptions	19.4	12.7
Redemptions	(15.1)	(14.5)
Separate account flows, net	3.8	2.0
Liquidity fund flows, net	(9.9)	9.7
Net client cash flows	(1.8)	9.9
Market performance and other(2)	3.1	13.6
Acquisition (disposition), net (3)	—	—
End of period	$709.1	$679.5
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes the negative impact of foreign exchange movements of $6.4 billion and $3.6 billion, primarily related to fixed income securities, for the three months ended December 31, 2014 and 2013, respectively.

(3)	Includes $9.5 billion related to the acquisition of Martin Currie, offset by $9.5 billion related to the disposition of LMIC, for the three months ended December 31, 2014.

AUM at December 31, 2014 was $709.1 billion, an increase of $1.3 billion, or 0.2%, from September 30, 2014.  The increase in AUM was primarily attributable to net client inflows in long-term asset classes of $8.8 billion, and market performance and other of $3.1 billion, offset in part by liquidity outflows of $10.6 billion. The three months ended December 31, 2014, also included an increase of $9.5 billion related to the acquisition of Martin Currie, which was offset by a decrease of $9.5 billion due to the disposition of LMIC. Market performance and other includes $6.4 billion resulting from the negative impact of foreign currency exchange fluctuations. The $8.8 billion of net client inflows into long-term asset classes, was comprised of fixed income net inflows of $9.9 billion partially offset by equity net outflows of $1.1 billion.  Fixed income net inflows were primarily in products managed by Western Asset Management ("Western Asset") and Brandywine Global Investment Management, LLC ("Brandywine"). Equity net outflows were primarily in products managed by Royce & Associates ("Royce") and QS Investors, partially offset by net inflows at ClearBridge Investments (“ClearBridge”). We generally earn higher fees and profits on equity AUM where net flows will more heavily impact our revenues and Net Income Attributable to Legg Mason, Inc. than would outflows in the fixed income and liquidity asset classes.

AUM by Asset Class
AUM by asset class (in billions) as of December 31, were as follows:

	2014	% of Total	2013	% of Total	% Change
Equity	$198.7	28%	$182.5	27%	9%
Fixed Income	367.4	52	355.6	52	3
Liquidity	143.0	20	141.4	21	1
Total	$709.1	100%	$679.5	100%	4%

Average AUM by asset class (in billions) for the three months ended December 31, were as follows:

	2014	% of Total	2013	% of Total	% Change
Equity	$200.0	28%	$176.9	27%	13%
Fixed Income	365.8	52	356.5	53	3
Liquidity	145.1	20	136.6	20	6
Total	$710.9	100%	$670.0	100%	6%

The component changes in our AUM by asset class (in billions) for the three months ended December 31, 2014 and 2013, were as follows:

	Equity	Fixed Income	Liquidity	Total
September 30, 2014	$193.6	$360.4	$153.8	$707.8
Investment funds, excluding liquidity funds
Subscriptions	7.9	11.5	—	19.4
Redemptions	(8.7)	(6.4)	—	(15.1)
Separate account flows, net	(0.3)	4.8	(0.7)	3.8
Liquidity fund flows, net	—	—	(9.9)	(9.9)
Net client cash flows	(1.1)	9.9	(10.6)	(1.8)
Market performance and other	3.5	(0.2)	(0.2)	3.1
Acquisition (disposition), net	$2.7	$(2.7)	$—	$—
December 31, 2014	$198.7	$367.4	$143.0	$709.1

	Equity	Fixed Income	Liquidity	Total
September 30, 2013	$169.5	$355.0	$131.5	$656.0
Investment funds, excluding liquidity funds
Subscriptions	6.6	6.1	—	12.7
Redemptions	(7.7)	(6.8)	—	(14.5)
Separate account flows, net	0.4	1.4	0.2	2.0
Liquidity fund flows, net	—	—	9.7	9.7
Net client cash flows	(0.7)	0.7	9.9	9.9
Market performance and other	13.7	(0.1)	—	13.6
December 31, 2013	$182.5	$355.6	$141.4	$679.5

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended December 31, 2014 and 2013, were as follows:

	Equity	Fixed Income	Liquidity	Total
December 31, 2013	$182.5	$355.6	$141.4	$679.5
Investment funds, excluding liquidity funds
Subscriptions	28.7	35.9	—	64.6
Redemptions(1)	(32.0)	(25.1)	—	(57.1)
Separate account flows, net	2.5	—	—	2.5
Liquidity fund flows, net	—	—	1.7	1.7
Net client cash flows	(0.8)	10.8	1.7	11.7
Market performance and other(2)	10.0	3.0	(0.1)	12.9
Acquisitions (disposition), net(3)	7.0	(2.0)	—	5.0
December 31, 2014	$198.7	$367.4	$143.0	$709.1
(1) Fixed income redemptions include $1.4 billion related to a single, low-fee global sovereign mandate client. Assets related to this client were reclassified from AUM to AUA in the three months ended June 30, 2014, as further discussed below.

(2)
Total market performance and other includes the negative impact of foreign exchange movements of $10.1 billion, primarily related to fixed income securities. Also includes the reclassification of $12.8 billion of client assets from AUM to AUA in the three months ended June 30, 2014.

(3)	Includes $9.5 billion and $5.0 billion related to the acquisitions of Martin Currie and QS Investors, respectively, offset by $9.5 billion related to the disposition of LMIC.

	Equity	Fixed Income	Liquidity	Total
December 31, 2012	$145.5	$367.0	$136.4	$648.9
Investment funds, excluding liquidity funds
Subscriptions	25.7	26.2	—	51.9
Redemptions(1)	(30.0)	(29.9)	—	(59.9)
Separate account flows, net	(3.7)	5.2	0.1	1.6
Liquidity fund flows, net	—	—	4.6	4.6
Net client cash flows	(8.0)	1.5	4.7	(1.8)
Market performance and other(2)	40.9	(12.9)	0.3	28.3
Acquisition (dispositions), net	4.1	—	—	4.1
December 31, 2013	$182.5	$355.6	$141.4	$679.5
(1) Fixed income redemptions include $4.6 billion related to a single, low-fee global sovereign mandate client. Assets related to this client were reclassified from AUM to AUA in the three months ended June 30, 2014, as further discussed below.
(2) Total market performance and other includes the negative impact of foreign exchange movements of $5.3 billion, primarily related to fixed income securities.

AUM at December 31, 2014 increased $29.6 billion, or 4.4%, from December 31, 2013. The AUM increase was attributable to the positive impact of market performance and other of $25.7 billion, $14.5 billion related to the acquisitions of Martin Currie and QS Investors, and net client inflows of $11.7 billion. These increases were offset in part by the reclassification of $12.8 billion of client assets from AUM to AUA in the three months ended June 30, 2014, as further discussed below, which is reflected in market performance and other, and a decrease of $9.5 billion related to the disposition of LMIC. Market performance and other also includes the negative impact of foreign exchange movements of $10.1 billion. There were $10.0 billion of net client inflows into long-term asset classes, with fixed income net inflows of $10.8 billion partially offset by equity net outflows of $0.8 billion. There were $1.7 billion of net client inflows into the liquidity asset class. Fixed income net inflows were primarily in products managed by Brandywine and Western Asset. Equity net outflows were primarily in products managed by Royce and QS Investors and were offset in part by equity net inflows in products managed by ClearBridge and Brandywine.

AUM by Distribution Channel
Broadly, we have two principal distribution channels, Global Distribution and Affiliate/Other, through which we sell a variety of investment products and services. Global Distribution, which consists of our centralized global distribution operations, principally sells U.S. and international mutual funds and other commingled vehicles, retail separately managed account programs, and sub-advisory accounts for insurance companies and similar clients. Affiliate/Other consists of the distribution operations within our asset managers, which principally sell institutional separate account management, liquidity (money market) funds, and funds-of-hedge funds.

The component changes in our AUM by distribution channel (in billions) for the three months ended December 31, 2014 and 2013, were as follows:

	Global Distribution	Affiliate/Other		Total
September 30, 2014	$256.5	$451.3		$707.8
Net client cash flows, excluding liquidity funds	6.2	1.9		8.1
Liquidity fund flows, net	—	(9.9)		(9.9)
Net client cash flows	6.2	(8.0)		(1.8)
Market performance and other	1.7	1.4		3.1
Acquisition (disposition), net	$—	$—	(1)	—
December 31, 2014	$264.4	$444.7		$709.1
(1) Includes $9.5 billion related to the acquisition of Martin Currie, offset by $9.5 billion related to the disposition of LMIC.

	Global Distribution	Affiliate/Other	Total
September 30, 2013	$235.0	$421.0	$656.0
Net client cash flows, excluding liquidity funds	1.7	(1.5)	0.2
Liquidity fund flows, net	—	9.7	9.7
Net client cash flows	1.7	8.2	9.9
Market performance and other	5.9	7.7	13.6
December 31, 2013	$242.6	$436.9	$679.5

Effective Fee Rates
For the three months ended December 31, 2014 and 2013, our overall effective fee rate across all asset classes and distribution channels was 33 and 34 basis points, respectively. Fees for managing equity assets are generally higher, averaging approximately 65 basis points and 70 basis points for the three months ended December 31, 2014 and 2013, respectively. This compares to fees for managing fixed income assets, which averaged approximately 30 basis points and 25 basis points for the quarters ended December 31, 2014 and 2013, respectively, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the quarters ended December 31, 2014 and 2013. Equity assets are primarily managed by ClearBridge, Royce, QS Investors (including legacy Batterymarch assets), Brandywine, The Permal Group, Ltd. ("Permal"), and Martin Currie; fixed income assets are primarily managed by Western Asset, Brandywine, and Permal; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 50 basis points for each of the quarters ended December 31, 2014 and 2013, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 30 basis points for each of the quarters ended December 31, 2014 and 2013.

Investment Performance
Overall investment performance of our AUM for the three months ended December 31, 2014 and 2013, was generally favorable compared to relevant benchmarks.

For the three months ended December 31, 2014, most U.S. equity indices produced positive returns. The best performing was the Russell 2000, returning 9.7% for the three months ended December 31, 2014. These returns were achieved in an economic environment characterized by continued domestic growth and improved economic data, mixed with heightened sensitivity to economic news.

In the fixed income markets, while the Federal Reserve ended its bond-buying program, as expected, longer-dated rates ended the quarter significantly lower than the prior quarter resulting in a flatter yield curve.  Investors’ demand for risk was generally lower over the quarter with most fixed income asset classes underperforming U.S. Treasuries on reduced prospects for global growth and the effects of lower energy prices.  The lowest yielding fixed income sector for the quarter was high yield, as measured by the Barclays U.S. High Yield Index returning (1.0%).  The best performing fixed income sector for the quarter was U.S. Government as measured by the Barclays U.S. Government Index returning 1.9% as of December 31, 2014.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of December 31, 2014 and 2013, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2014				As of December 31, 2013
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	75%	85%	86%	91%	80%	86%	89%	92%
Equity:
Large cap	57%	61%	75%	88%	65%	90%	78%	75%
Small cap	10%	28%	22%	69%	24%	17%	40%	80%
Total equity (includes other equity)	47%	59%	64%	82%	55%	64%	63%	76%
Fixed income:
U.S. taxable	74%	94%	93%	88%	94%	95%	95%	97%
U.S. tax-exempt	100%	100%	100%	100%	3%	100%	100%	100%
Global taxable	83%	89%	88%	94%	86%	81%	100%	93%
Total fixed income	79%	92%	92%	91%	85%	90%	97%	96%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of December 31, 2014 and 2013, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2014				As of December 31, 2013
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	62%	63%	60%	71%	36%	61%	58%	68%
Equity:
Large cap	76%	79%	70%	66%	50%	86%	71%	53%
Small cap	19%	23%	22%	72%	20%	17%	23%	75%
Total equity (includes other equity)	53%	56%	52%	66%	38%	52%	48%	61%
Fixed income:
U.S. taxable	79%	84%	84%	82%	44%	88%	92%	90%
U.S. tax-exempt	69%	55%	58%	86%	22%	63%	57%	86%
Global taxable	85%	86%	80%	54%	23%	68%	86%	32%
Total fixed income	77%	75%	75%	81%	33%	77%	79%	83%

(1)
For purposes of investment performance comparisons, strategies are an aggregation of portfolios (separate accounts, investment funds, and other products) into a single group that represents a particular investment objective. In the case of separate accounts, the investment performance of the account is based upon the performance of the strategy to which the account has been assigned. Each of our asset managers has its own specific guidelines for including portfolios in their strategies. For those managers which manage both separate accounts and investment funds in the same strategy, the performance comparison for all of the assets is based upon the performance of the separate account.

As of December 31, 2014 and 2013, 91% of total AUM is included in strategy AUM, respectively, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of December 31, 2014 and 2013, the U.S. long-term mutual fund assets represented in the data accounted for 19% and 20%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table below includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of December 31, 2014, constituted an aggregate of approximately $444 billion, or approximately 63% of our total AUM. The most meaningful exclusion of funds are our fund-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 3% of our total assets under management as of December 31, 2014, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	14.55%	25.22%	19.80%	8.78%	12.62%
Russell 3000 Growth		Relative	2.11%	4.97%	3.91%	0.28%	2.52%
ClearBridge Equity Income	11/6/1992	Absolute	12.81%	17.16%	14.10%	7.10%	8.86%
Russell 3000 Value		Relative	0.11%	(3.52)%	(1.24)%	(0.17)%	(1.49)%
ClearBridge Appreciation Fund	3/10/1970	Absolute	10.73%	18.24%	13.69%	7.76%	10.49%
S&P 500		Relative	(2.96)%	(2.17)%	(1.77)%	0.09%	(0.10)%
ClearBridge Value Trust	4/16/1982	Absolute	12.83%	21.22%	12.77%	1.84%	12.15%
S&P 500		Relative	(0.86)%	0.80%	(2.68)%	(5.84)%	0.11%
ClearBridge All Cap Value	11/12/1981	Absolute	7.93%	17.19%	11.66%	5.55%	10.40%
Russell 3000 Value		Relative	(4.77)%	(3.50)%	(3.67)%	(1.71)%	(1.79)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	13.23%	23.21%	14.94%	7.40%	8.05%
Russell 1000 Growth		Relative	0.18%	2.95%	(0.88)%	(1.10)%	2.08%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	11.79%	19.87%	14.61%	7.55%	9.74%
Russell 1000 Value		Relative	(1.66)%	(1.02)%	(0.81)%	0.25%	(0.91)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	12.00%	19.13%	n/a	n/a	17.73%
Russell 1000 Value		Relative	(1.45)%	(1.76)%	n/a	n/a	0.56%

Small Cap
Royce Pennsylvania Mutual	6/30/1967	Absolute	(0.70)%	15.45%	12.80%	7.98%	11.97%
Russell 2000		Relative	(5.60)%	(3.76)%	(2.74)%	0.21%	n/a
Royce Premier Fund	12/31/1991	Absolute	(0.86)%	12.17%	12.09%	9.28%	12.04%
Russell 2000		Relative	(5.76)%	(7.05)%	(3.46)%	1.51%	2.18%
Royce Total Return Fund	12/15/1993	Absolute	1.34%	15.47%	13.32%	7.50%	11.21%
Russell 2000		Relative	(3.55)%	(3.75)%	(2.22)%	(0.27)%	2.15%
ClearBridge Small Cap Growth	7/1/1998	Absolute	3.29%	21.22%	17.53%	9.32%	10.93%
Russell 2000 Growth		Relative	(2.32)%	1.08%	0.73%	0.78%	4.37%
Royce Special Equity	5/1/1998	Absolute	1.09%	14.69%	12.55%	8.22%	9.76%
Russell 2000		Relative	(3.80)%	(4.52)%	(3.00)%	0.45%	2.33%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	7.68%	4.93%	6.66%	5.82%	6.54%
Barclays US Aggregate		Relative	1.72%	2.27%	2.21%	1.11%	1.13%
Western Asset Core Bond Fund	9/4/1990	Absolute	7.38%	4.13%	6.35%	5.16%	7.23%
Barclays US Aggregate		Relative	1.41%	1.47%	1.90%	0.45%	0.68%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	2.60%	3.73%	4.26%	n/a	5.04%
Barclays US Aggregate		Relative	(3.37)%	1.07%	(0.19)%	n/a	(0.21)%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	0.94%	1.70%	2.76%	1.98%	3.76%
Citi Treasury Gov't/Credit 1-3 YR		Relative	0.22%	0.81%	1.37%	(0.89)%	(0.69)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	3.89%	3.35%	4.81%	4.81%	6.07%
Barclays Intermediate Gov't/Credit		Relative	0.76%	1.32%	1.27%	0.72%	0.61%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	2.79%	0.24%	3.73%	4.12%	5.57%
Barclays US TIPS		Relative	(0.85)%	(0.20)%	(0.39)%	(0.25)%	(0.21)%
Western Asset High Yield Fund	9/28/2001	Absolute	(0.11)%	8.18%	8.44%	6.70%	7.71%
Barclays US Corp High Yield		Relative	(2.56)%	(0.25)%	(0.59)%	(1.04)%	(1.33)%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	17.55%	24.61%	n/a	n/a	18.00%
BOFAML Floating Rate Home Loan Index		Relative	14.22%	15.88%	n/a	n/a	11.46%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	8.14%	7.46%	7.80%	4.79%	6.75%
Barclays US Credit		Relative	0.62%	2.62%	1.55%	(0.67)%	0.06%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	0.78%	2.37%	2.80%	1.76%	2.87%
Citi T-Bill 6-Month		Relative	0.71%	2.28%	2.68%	0.15%	(0.11)%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	10.92%	5.33%	5.71%	5.38%	8.00%
Barclays Municipal Bond		Relative	1.87%	1.03%	0.55%	0.65%	0.52%

Global Taxable
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	6.26%	4.95%	7.09%	n/a	6.79%
Citi World Gov't Bond		Relative	6.74%	5.92%	5.42%	n/a	3.06%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	2.92%	2.13%	4.55%	4.08%	5.10%
Citi World Gov't Bond		Relative	3.40%	3.10%	2.89%	1.00%	0.92%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	2.14%	2.89%	3.76%	4.42%	6.80%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	(0.30)%	(0.76)%	(1.58)%	(1.34)%	(0.85)%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	(2.07)%	7.32%	7.32%	5.74%	7.37%
Barclays Global High Yield		Relative	(2.08)%	(1.37)%	(1.41)%	(2.23)%	(2.00)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	1.58%	2.77%	5.28%	7.08%	9.90%
JPM EMBI Global		Relative	(3.95)%	(2.56)%	(1.99)%	(0.60)%	0.59%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	9.96%	7.82%	8.37%	7.00%	6.62%
UBS Australian Composite Bond Index		Relative	0.15%	1.37%	1.04%	0.58%	0.60%
Legg Mason Western Asset Global Core Plus Bond	12/31/2010	Absolute	10.4%	7.2%	n/a	n/a	5.78%
Barclays Global Aggregate Index		Relative	2.82%	2.86%	n/a	n/a	1.18%

Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.07%	0.12%	0.15%	1.79%	3.46%
Citi 3-Month T-Bill		Relative	0.03%	0.07%	0.08%	0.32%	0.30%

(1)	In order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
As of December 31, 2014, AUA was $116.4 billion. AUA was primarily comprised of approximately $99 billion related to QS Investors, approximately $11 billion related to Western Asset and approximately $6 billion related to ClearBridge. AUA fee rates vary with the level of non-discretionary service provided, and, as of December 31, 2014, our average annualized fee rate related to AUA was in the low single digit basis points. Fees for AUA are considered servicing fees and are therefore recorded in Distribution and service fees in the Consolidated Statement of Income for the three and nine months ended December 31, 2014. During the fourth quarter of fiscal 2015, we expect a redemption of approximately $80 billion of AUA. We do not expect the redemption to have a material impact on our net income.

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

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
Investment advisory fees:
Separate accounts	$210.2	$197.3	$12.9	7%
Funds	388.6	381.0	7.6	2
Performance fees	29.1	50.8	(21.7)	(43)
Distribution and service fees	90.1	88.3	1.8	2
Other	1.0	2.7	(1.7)	(63)
Total Operating Revenues	$719.0	$720.1	$(1.1)	—%

Total operating revenues for the three months ended December 31, 2014, were $719.0 million, essentially flat as compared to the three months ended December 31, 2013, as a decrease in performance fees was offset by the impact of a 6% increase in average long-term AUM on the related investment advisory fee revenues. Average AUM advisory revenue yields, exclusive of performance fees, were 33 basis points in the three months ended December 31, 2014, as compared to 34 basis points in the three months ended December 31, 2013. The decrease in average AUM advisory revenue yields was the result of a less favorable product mix, with lower yielding products comprising a higher percentage of our total AUM for the three months ended December 31, 2014, as compared to December 31, 2013.

Investment advisory fees from separate accounts increased $12.9 million, or 7%, to $210.2 million, as compared to $197.3 million for the three months ended December 31, 2013. Of this increase, $8.2 million was due to Martin Currie, including the increase in revenues related to legacy LMAE, $7.4 million was due to higher average equity assets managed by ClearBridge and Brandywine, and $3.6 million was the result of higher average fixed income assets managed by Brandywine. These increases were offset in part by a decrease of $6.3 million due to the sale of LMIC in November 2014.

Investment advisory fees from funds increased $7.6 million, or 2%, to $388.6 million, as compared to $381.0 million for the three months ended December 31, 2013. Of this increase, $12.3 million was due to higher average fixed income assets managed by Western Asset and Brandywine, $7.3 million was due to Martin Currie, including the increase in revenues related to legacy LMAE, and $4.1 million was due to higher average liquidity assets managed by Western Asset. These increases were offset in part by a decrease of $9.3 million due to lower average assets managed by Permal and a decrease of $7.9 million as a result of fee waivers on liquidity funds managed by Western Asset, primarily to maintain certain yields to investors.

Of our total AUM as of December 31, 2014 and 2013, approximately 6% was in accounts that were eligible to earn performance fees. Investment advisory performance fees decreased $21.7 million, or 43%, to $29.1 million, as compared to $50.8 million for the three months ended December 31, 2013, primarily due to lower fees earned on assets managed by Permal, with the significant portion of the decrease related to accounts that determine fees annually at calendar year end, offset in part by higher fees earned on assets managed by Brandywine.

Distribution and service fees increased $1.8 million, or 2%, to $90.1 million, as compared to $88.3 million for the three months ended December 31, 2013. In connection with the acquisition of QS Investors and its related AUA, as well as the reclassification of certain existing client assets from AUM to AUA during the three months ended June 30, 2014, as further discussed below, approximately $6.8 million of revenues related to these client assets are now included in Distribution and service fees for fiscal 2015. This increase was offset in part by the impact of increased fee waivers related to liquidity funds managed by Western Asset.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
Compensation and benefits	$319.7	$322.6	$(2.9)	(1)%
Distribution and servicing	147.5	148.8	(1.3)	(1)
Communications and technology	47.1	38.7	8.4	22
Occupancy	33.2	30.9	2.3	7
Amortization of intangible assets	0.7	4.1	(3.4)	(83)
Other	51.4	53.3	(1.9)	(4)
Total Operating Expenses	$599.6	$598.4	$1.2	—%

Operating expenses for the three months ended December 31, 2014 and 2013, incurred at the investment management affiliate level comprised approximately 70% of total operating expenses in each year. The remaining operating expenses are comprised of corporate and distribution costs.

The components of Compensation and benefits (in millions) for the three months ended December 31 were as follows:

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
Salaries and incentives	$260.4	$259.2	$1.2	—%
Benefits and payroll taxes (including deferred compensation)	48.1	47.4	0.7	1
Transition costs and severance	9.0	9.5	(0.5)	(5)
Gains on deferred compensation and seed capital investments	2.2	6.5	(4.3)	n/m
Compensation and benefits	$319.7	$322.6	$(2.9)	(1)%
n/m - not meaningful

Compensation and benefits decreased 1% to $319.7 million for the three months ended December 31, 2014, as compared to $322.6 million for the three months ended December 31, 2013, as a result of the following:

•
Salaries and incentives increased $1.2 million, to $260.4 million, as compared to $259.2 million for the three months ended December 31, 2013, principally due to an increase of $4.7 million in sales-based incentive compensation for distribution personnel, offset in part by a decrease of $3.1 million in net compensation at investment affiliates, primarily due to the impact of lower revenues, including performance fee revenues, at certain revenue share-based affiliates.

•
Benefits and payroll taxes increased $0.7 million, to $48.1 million, as compared to $47.4 million for the three months ended December 31, 2013, primarily as a result of an increase in health insurance and recruiting costs.

•
Transition costs and severance decreased $0.5 million, to $9.0 million, as compared to $9.5 million for the three months ended December 31, 2013, primarily due to lower compensation costs associated with the previously discussed integration of Batterymarch and LMGAA over time into QS Investors and the sale of LMIC, as compared to compensation costs associated with various corporate initiatives recognized in the prior year period.

Compensation as a percentage of operating revenues decreased to 44.5% from 44.8%, primarily due to the impact of increased revenues at revenue share-based affiliates that retain a lower percentage of revenues as compensation.

Distribution and servicing expenses decreased to $147.5 million, as compared to $148.8 million for the three months ended December 31, 2013, primarily due to the impact of foreign exchange.

Communications and technology expense increased 22% to $47.1 million, as compared to $38.7 million for the three months ended December 31, 2013, primarily as a result of an increase in market data, technology consulting, data management, and depreciation expenses, principally resulting from the addition of Martin Currie and QS Investors expenses.

Occupancy expense increased 7% to $33.2 million, as compared to $30.9 million for the three months ended December 31, 2013, primarily due a $4.4 million increase in lease reserves, with lease reserves of $6.8 million recorded in the current year period in connection with the integration of Batterymarch and LMGAA into QS Investors, as compared to lease reserves of $2.3 million recorded in the prior year period related to corporate initiatives. This increase was partially offset by a $1.3 million decrease in depreciation on furniture and leaseholds, primarily as a result of the acceleration of depreciation on these assets in the prior year in connection with our corporate initiatives.

Amortization of intangible assets decreased 83% to $0.7 million, as compared to $4.1 million for the three months ended December 31, 2013, primarily due to certain management contracts becoming fully amortized in October 2014 and December 2013 and the sale of LMIC.

Other expenses decreased $1.9 million, or 4%, to $51.4 million, as compared to $53.3 million for the three months ended December 31, 2013, primarily due to a $7.0 million decrease in expense reimbursements paid to certain mutual funds and the impact of a $5.0 million charge in the prior year quarter related to a fair value adjustment to increase the Contingent consideration liability related to the acquisition of Fauchier Partners Management, Ltd. ("Fauchier"). These decreases were offset in part by a $3.7 million increase in professional fees, primarily consulting fees, a $2.8 million increase in travel and entertainment expenses, and a $2.5 million increase in advertising expenses.

Non-Operating Income (Expense)
The components of Total Other Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
Interest income	$1.7	$1.7	$—	—%
Interest expense	(12.2)	(12.7)	0.5	(4)
Other income (expense), net	7.4	14.6	(7.2)	(49)
Other non-operating income (expense) of consolidated investment vehicles, net	1.8	0.7	1.1	n/m
Total Other Non-Operating Income (Expense)	$(1.3)	$4.3	$(5.6)	n/m
n/m - not meaningful

Interest income remained flat at $1.7 million, as the impact of higher yields earned on interest-bearing investment balances was offset by the impact of lower average balances.
Interest expense decreased 4% to $12.2 million, as compared to $12.7 million for the three months ended December 31, 2013, primarily due to the impact of refinancing the five-year term loan in January 2014 and the 5.5% Senior Notes, which was finalized in July 2014.

Other income (expense), net, decreased $7.2 million, to income of $7.4 million, as compared to income of $14.6 million for the three months ended December 31, 2013. This decrease was primarily the result of a $4.8 million reduction in net market gains on corporate investments, which are not offset in compensation, and a $4.3 million reduction in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding decreases in compensation mentioned above. These decreases were offset in part by a $1.9 million gain related to the sale of LMIC.

Other non-operating income (expense) of consolidated investment vehicles ("CIVs"), net, increased $1.1 million, to income of $1.8 million primarily due to net market gains on investments of certain CIVs.

Income Tax Provision
The provision for income taxes was $38.0 million for the three months ended December 31, 2014, as compared to $46.0 million in the three months ended December 31, 2013. The effective tax rate was 32.2% for the three months ended December 31, 2014, as compared to 36.5% for the three months ended December 31, 2013. The decrease in the effective tax rate for the three months ended December 31, 2014, was primarily related to the net release of reserves for uncertain tax positions due to audit settlements during the period. The net impact of the reserve release resulted in tax benefits of $4.3 million, and impacted the effective rate by 3.7 percentage points. The impact of CIVs decreased the effective tax rate by 0.8 percentage points for the three months ended December 31, 2014, and increased the effective tax rate by 0.5 percentage points for the three months ended December 31, 2013.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2014, totaled $77.0 million, or $0.67 per diluted share, as compared to $81.7 million, or $0.67 per diluted share, in the three months ended December 31, 2013. The decrease in Net Income Attributable to Legg Mason, Inc. was primarily due to the decrease in other non-operating income (expense), as previously discussed.  Despite the decrease in Net Income Attributable to Legg Mason, Inc., Net Income Attributable to Legg Mason, Inc. per diluted share remained flat, due to a reduction in weighted-average shares outstanding as a result of share repurchases.  Operating margin was 16.6% for the three months ended December 31, 2014, as compared to 16.9% for the three months ended December 31, 2013.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information below) decreased to $113.1 million, or $0.98 per diluted share, for the three months ended December 31, 2014, from $124.6 million, or $1.03 per diluted share, for the three months ended December 31, 2013. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended December 31, 2014 and 2013, was 21.4% and 24.1%, respectively. Operating Margin, as Adjusted, for the three months ended December 31, 2014, was reduced by 2.3 percentage points due to costs associated with the integration of Batterymarch and LMGAA over time into QS Investors and by 2.2 percentage points for the period ended December 31, 2013 due to expenses recognized during the period related to previously discussed corporate initiatives.

Nine Months Ended December 31, 2014, Compared to Nine Months Ended December 31, 2013

Assets Under Management and Assets Under Advisement

Assets Under Management
The components of the changes in our AUM (in billions) for the nine months ended December 31, were as follows:

	2014	2013
Beginning of period	$701.8	$664.6
Investment funds, excluding liquidity funds(1)
Subscriptions	51.7	39.3
Redemptions	(44.2)	(45.3)
Separate account flows, net	1.9	2.0
Liquidity fund flows, net	(6.1)	4.0
Net client cash flows	3.3	—
Market performance and other (2)	(1.0)	16.2
Acquisitions (dispositions), net(3)	5.0	(1.3)
End of period	$709.1	$679.5
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes the negative impact of foreign exchange movements of $12.2 billion and $7.0 billion, primarily related to fixed income securities, for the nine months ended December 31, 2014 and 2013, respectively. Also includes the reclassification of $12.8 billion of client assets from AUM to AUA in the three months ended June 30, 2014, the reinvestment of dividends and other.

(3)
Includes $9.5 billion related to the acquisition of Martin Currie and $5.0 million related to the acquisition of QS Investors, offset in part by $9.5 billion related to the disposition of LMIC, for the nine months ended December 31, 2014.

AUM at December 31, 2014 increased $7.3 billion, or 1.0%, from March 31, 2014. The AUM increase was attributable to acquisitions of $14.5 billion, the positive impact of market performance and other of $11.8 billion, and net client inflows of $3.3 billion, offset in part by the reclassification of $12.8 billion of client assets from AUM to AUA in the three months ended June 30, 2014, which is reflected in market performance and other, as previously discussed, and a disposition of $9.5 billion. Market performance and other also includes the negative impact of foreign exchange movements of $12.2 billion. There were $10.2 billion of net client inflows into long-term asset classes, with fixed income net inflows of $11.5 billion partially offset by equity net outflows of $1.3 billion. There were $6.9 billion of net client outflows from the liquidity asset class, primarily from low-fee money market funds. Fixed income net inflows were primarily in products managed by Brandywine and Western Asset. Equity net outflows were primarily in products managed by Royce and QS Investors and were offset in part by equity net inflows in products managed by ClearBridge and Brandywine.

Average AUM by asset class (in billions) for the nine months ended December 31 were as follows:

	2014	% of Total	2013	% of Total	% Change
Equity	$194.6	28	$169.6	26%	15%
Fixed Income	364.7	52	357.6	54	2
Liquidity	142.1	20	132.8	20	7
Total	$701.4	100%	$660.0	100%	6%

The component changes in our AUM by asset class (in billions) for the nine months ended December 31, 2014 and 2013, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2014	$186.4	$365.2	$150.2	$701.8
Investment funds, excluding liquidity funds
Subscriptions	21.6	30.1	—	51.7
Redemptions	(24.5)	(19.7)	—	(44.2)
Separate account flows, net	1.6	1.1	(0.8)	1.9
Liquidity fund flows, net	—	—	(6.1)	(6.1)
Net client cash flows	(1.3)	11.5	(6.9)	3.3
Market performance and other	6.6	(7.3)	(0.3)	(1.0)
Acquisitions (disposition), net	7.0	(2.0)	—	5.0
December 31, 2014	$198.7	$367.4	$143.0	$709.1

	Equity	Fixed Income	Liquidity	Total
March 31, 2013	$161.8	$365.1	$137.7	$664.6
Investment funds, excluding liquidity funds
Subscriptions	19.9	19.4	—	39.3
Redemptions	(22.6)	(22.7)	—	(45.3)
Separate account flows, net	(2.8)	5.3	(0.5)	2.0
Liquidity fund flows, net	—	—	4.0	4.0
Net client cash flows	(5.5)	2.0	3.5	—
Market performance and other	27.5	(11.5)	0.2	16.2
Disposition	(1.3)	—	—	(1.3)
December 31, 2013	$182.5	$355.6	$141.4	$679.5

AUM by Distribution Channel
The component changes in our AUM by distribution channel (in billions) for the nine months ended December 31, 2014 and 2013, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2014	$247.4	$454.4	$701.8
Net client cash flows, excluding liquidity funds	12.0	(2.6)	9.4
Liquidity fund flows, net	—	(6.1)	(6.1)
Net client cash flows	12.0	(8.7)	3.3
Market performance and other	5.0	(6.0)	(1.0)
Acquisitions (disposition), net	—	5.0	5.0
December 31, 2014	$264.4	$444.7	$709.1

	Global Distribution	Affiliate/Other	Total
March 31, 2013	$232.1	$432.5	$664.6
Net client cash flows, excluding liquidity funds	(1.6)	(2.4)	(4.0)
Liquidity fund flows, net	—	4.0	4.0
Net client cash flows	(1.6)	1.6	—
Market performance and other	12.1	4.1	16.2
Disposition	—	(1.3)	(1.3)
December 31, 2013	$242.6	$436.9	$679.5

Assets Under Advisement
As of December 31, 2014, AUA was $116.4 billion. During the nine months ended December 31, 2014, we began reporting AUA as a result of the acquisition of QS Investors with AUA of $98.3 billion at acquisition. Also, during the nine months ended December 31, 2014, $13.3 billion of client assets were reclassified to AUA, including $12.8 billion of client assets reclassified in the three months ended June 30, 2014, primarily related to a low-fee global sovereign mandate for which investment discretion has abated over time.

Results of Operations

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2014	2013	$ Change	% Change
Investment advisory fees:
Separate accounts	$619.7	$580.0	$39.7	7%
Funds	1,159.5	1,124.2	35.3	3
Performance fees	59.4	90.1	(30.7)	(34)
Distribution and service fees	274.3	259.4	14.9	6
Other	3.9	6.7	(2.8)	(42)
Total Operating Revenues	$2,116.8	$2,060.4	$56.4	3%

Total operating revenues for the nine months ended December 31, 2014, were $2.12 billion, an increase of 3% from $2.06 billion for the nine months ended December 31, 2013. This increase was primarily due to the impact of a 6% increase in average long-term AUM on the related investment advisory fee revenues, offset in part by a decrease in performance fees. Average AUM advisory revenue yields, excluding performance fees, were 34 basis points in both the nine months ended December 31, 2014 and December 31, 2013. There was a slight decrease in average AUM advisory revenue yields as the result of a less favorable product mix, with lower yielding products comprising a higher percentage of our total average AUM for the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013.

Investment advisory fees from separate accounts increased $39.7 million, or 7%, to $619.7 million, as compared to $580.0 million for the nine months ended December 31, 2013. Of this increase, $25.9 million was the result of higher average fixed income assets managed by Western Asset and Brandywine, $16.2 million was due to higher average equity assets managed by ClearBridge, $9.1 million was due to Martin Currie, including the increase in revenues related to legacy LMAE, and $5.7 million was the result of higher average assets managed by Permal. These increases were offset in part by a decrease of $8.2 million due to lower average equity assets managed by QS Investors, including those previously managed by legacy Batterymarch, which is being integrated over time into QS Investors, a decrease of $4.6 million due to the sale of LMIC in November 2014 and a decrease of $4.2 million due to the sale of a small affiliate in August 2013.

Investment advisory fees from funds increased $35.3 million, or 3%, to $1.16 billion, as compared to $1.12 billion for the nine months ended December 31, 2013. Of this increase, $65.7 million was due to higher average equity assets managed by ClearBridge, $10.6 million was due to higher average fixed income assets managed by Brandywine, and $7.3 million was due to Martin Currie, including the increase in revenues related to legacy LMAE. These increases were offset in part by a decrease of $24.0 million due to lower average assets managed by Permal and a decrease of $21.6 million due to lower average equity assets managed by Royce.

Investment advisory performance fees decreased $30.7 million, or 34%, to $59.4 million, as compared to $90.1 million for the nine months ended December 31, 2013, primarily due to lower fees earned on assets managed by Permal and Western Asset, offset in part by an increase in fees earned on assets managed by Brandywine.

Distribution and service fees increased $14.9 million, or 6%, to $274.3 million, as compared to $259.4 million for the nine months ended December 31, 2013. In connection with the acquisition of QS Investors and its related AUA, as well as the reclassification of certain existing client assets from AUM to AUA during the nine months ended December 31, 2014, as previously discussed, approximately $18.1 million of revenues related to these client assets are now included in Distribution and service fees for fiscal 2015. This increase was offset in part by the impact of increased fee waivers related to liquidity funds managed by Western Asset.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2014	2013	$ Change	% Change
Compensation and benefits	$929.1	$913.0	$16.1	2%
Distribution and servicing	451.3	474.1	(22.8)	(5)
Communications and technology	133.7	117.1	16.6	14
Occupancy	82.9	82.6	0.3	—
Amortization of intangible assets	2.0	11.4	(9.4)	(82)
Other	148.5	150.6	(2.1)	(1)
Total Operating Expenses	$1,747.5	$1,748.8	$(1.3)	—%

Operating expenses for the nine months ended December 31, 2014 and 2013, incurred at the investment management affiliate level comprised approximately 70% of total operating expenses in each year. The remaining operating expenses are comprised of corporate and distribution costs.

The components of Compensation and benefits (in millions) for the nine months ended December 31 were as follows:

	Nine Months Ended December 31,
	2014	2013	$ Change	% Change
Salaries and incentives	$733.1	$720.3	$12.8	2%
Benefits and payroll taxes (including deferred compensation)	159.2	157.7	1.5	1
Transition costs and severance	30.5	22.4	8.1	36
Gains on deferred compensation and seed capital investments	6.3	12.6	(6.3)	(50)
Compensation and benefits	$929.1	$913.0	$16.1	2%

Compensation and benefits increased 2% to $929.1 million for the nine months ended December 31, 2014, as compared to $913.0 million for the nine months ended December 31, 2013, as a result of the following:

•
Salaries and incentives increased $12.8 million, to $733.1 million, as compared to $720.3 million for the nine months ended December 31, 2013, principally due to an increase of $7.2 million in sales-based incentive compensation expense for distribution personnel and a $3.5 million increase in net compensation at investment affiliates, primarily due to the impact of increased revenues at certain revenue share-based affiliates.

•
Benefits and payroll taxes increased $1.5 million to $159.2 million, as compared to $157.7 million for the nine months ended December 31, 2013, primarily as a result of an increase in health insurance and recruiting costs.

•
Transition costs and severance increased $8.1 million, to $30.5 million, as compared to $22.4 million for the nine months ended December 31, 2013, primarily due to higher compensation costs associated with the previously discussed integration of Batterymarch and LMGAA over time into QS Investors, as compared to compensation costs associated with various corporate initiatives recognized in the prior year period.

Compensation as a percentage of operating revenues decreased to 43.9% from 44.3%, due to the impact of increased revenues at revenue share-based affiliates that retain a lower percentage of revenues as compensation.

Distribution and servicing expenses decreased 5% to $451.3 million, as compared to $474.1 million for the nine months ended December 31, 2013, primarily due to a net decrease of $20.9 million in structuring fees related to closed-end fund launches.

Communications and technology expense increased 14% to $133.7 million, as compared to $117.1 million for the nine months ended December 31, 2013, primarily due to increases in technology consulting, market data, data management, and depreciation expenses, principally resulting from the addition of Martin Currie and QS Investors expenses.

Occupancy expense remained essentially flat at $82.9 million, as compared to $82.6 million for the six months ended December 31, 2013. Lease reserves of $6.8 million were recorded in the current year period, while $3.8 million of adjustments to lease reserves were recorded in the prior year period. The increase related to lease reserves was substantially offset by a $1.9 million decrease in rent and other occupancy-related expenses and a $0.7 million decrease in depreciation on furniture and leaseholds.

Amortization of intangible assets decreased 82% to $2.0 million, as compared to $11.4 million for the nine months ended December 31, 2013, primarily due to certain management contracts becoming fully amortized in October 2014 and December 2013 and the sale of LMIC.

Other expenses decreased 1% to $148.5 million, as compared to $150.6 million for the nine months ended December 31, 2013, primarily due to a $5.7 million decrease in expense reimbursements paid to certain mutual funds and the impact of a $5.0 million charge recorded in the prior year related to a fair value adjustment to increase the Contingent consideration liability related to the acquisition of Fauchier. These decreases were offset in part by a $4.4 million increase in travel and entertainment expenses and a $3.3 million increase in professional fees.

Non-Operating Income (Expense)
The components of Total Other Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2014	2013	$ Change	% Change
Interest income	$5.9	$4.7	$1.2	26%
Interest expense	(44.2)	(38.6)	(5.6)	15
Other income (expense), net, including $107.1 million debt extinguishment loss in July 2014	(94.5)	24.3	(118.8)	n/m
Other non-operating income of consolidated investment vehicles, net	4.7	5.7	(1.0)	(18)%
Total Other Non-Operating Income (Expense)	$(128.1)	$(3.9)	$(124.2)	n/m
n/m - not meaningful

Interest income increased 26% to $5.9 million, as compared to $4.7 million for the nine months ended December 31, 2013, primarily due to $0.7 million of interest income received in 2014 in connection with a tax refund, as well as higher yields earned on investment balances.

Interest expense increased 15% to $44.2 million, as compared to $38.6 million for the nine months ended December 31, 2013, primarily due to the impact of refinancing the five-year term loan in January 2014 and the 5.5% Senior Notes, which was finalized in July 2014.

Other income (expense), net, decreased $118.8 million, to expense of $94.5 million, as compared to income of $24.3 million for the nine months ended December 31, 2013. This decrease was primarily due to a $107.1 million charge related to the refinancing of the 5.5% Senior Notes during the nine months ended December 31, 2014. A reduction in net market gains of $7.4 million on corporate investments, which are not offset in compensation, and a reduction in net market gains of $6.3 million on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding decreases in compensation mentioned above, also contributed to the decrease.

Other non-operating income of CIVs, net, decreased $1.0 million to $4.7 million, primarily due to a reduction in net market gains on investments of certain CIVs.

Income Tax Provision
For the nine months ended December 31, 2014, the provision for income taxes was $82.5 million, as compared to $90.9 million in the nine months ended December 31, 2013.  The effective tax rate was 34.2% for the nine months ended December 31, 2014, as compared to 29.6% for the nine months ended December 31, 2013.  The change in the effective tax rate was primarily due to the impact of tax rate changes in the U.K. Finance Act 2013 on certain existing deferred tax assets and liabilities, which resulted in tax benefits of $19.2 million, and impacted the effective rate by 6.2  percentage points, in the nine months ended December 31, 2013.  The impact of CIVs reduced the effective tax rate by 0.6 percentage points in the nine months ended December 31, 2014.  CIVs did not impact the effective income tax rate for the nine months ended December 31, 2013.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the nine months ended December 31, 2014, totaled $154.1 million, or $1.32 per diluted share, as compared to $215.8 million, or $1.75 per diluted share, in the nine months ended December 31, 2013.  The decrease was primarily attributable to the pre-tax, non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) related to the refinancing of the 5.5% Senior Notes in the nine months ended December 31, 2014, offset in part by a $20.7 million net decrease in costs related to closed-end fund launches, and the net impact of increased operating revenues. Operating margin was 17.4% for the nine months ended December 31, 2014, as compared to 15.1% for the nine months ended December 31, 2013.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information below) decreased to $260.9 million, or $2.23 per diluted share, for the nine months ended December 31, 2014, from $314.3 million, or $2.55 per diluted share, for the nine months ended December 31, 2013, primarily due to the pre-tax, non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) related to the refinancing of the 5.5% Senior Notes and the net impact of increased operating revenues. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the nine months ended December 31, 2014 and 2013, was 22.7% and 21.6%, respectively. Operating Margin, as Adjusted, for the nine months ended December 31, 2014, was reduced by 2.1 percentage points due to costs associated with the integration of Batterymarch and LMGAA over time into QS Investors and various other corporate initiatives, while Operating Margin, as Adjusted, for the nine months ended December 31, 2013, was reduced by 1.3 percentage points due to costs related to closed-end fund launches during that period.

Quarter Ended December 31, 2014, Compared to Quarter Ended September 30, 2014

Results of Operations
Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2014, was $77.0 million, or $0.67 per diluted share, as compared to $4.9 million, or $0.04 per diluted share, in the three months ended September 30, 2014. This increase was primarily attributable to the $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) non-operating charge related to the refinancing of the 5.5% Senior Notes, which was finalized in July 2014 (See Note 7 of Notes to Consolidated Financial Statements for additional information). Operating revenues increased to $719.0 million in the three months ended December 31, 2014, as compared to $703.9 million in the three months ended September 30, 2014. The increase in operating revenues was primarily due to a $15.1 million increase in performance fees, primarily at Brandywine and Permal.

Operating expenses increased $26.1 million, to $599.6 million for the three months ended December 31, 2014, as compared to $573.5 million in the three months ended September 30, 2014. The three months ended December 31, 2014, included $12.8 million in costs related to the integration of Batterymarch and LMGAA over time into QS Investors, as compared to $8.7 million of such costs in the three months ended September 30, 2014. The three months ended December 31, 2014, also included costs of $5.7 million related to the sale of LMIC and the acquisition of Martin Currie. In addition, compensation and benefits increased, primarily due to higher revenue share-based compensation related to higher revenues and net market gains on assets invested for deferred compensation plans and seed capital investments, which are offset in other non-operating income (expense).

Other non-operating expense decreased $120.2 million, to $1.3 million for the three months ended December 31, 2014, as compared to $121.5 million for the three months ended September 30, 2014. The decrease was primarily attributable to the $107.1 million charge in the three months ended September 30, 2014, related to our debt restructuring, as previously discussed. Operating margin was 16.6% for the three months ended December 31, 2014, as compared to 18.5% for the three months ended September 30, 2014.

Adjusted Income (see Supplemental Non-GAAP Financial Information below) was $113.1 million, or $0.98 per diluted share, for the three months ended December 31, 2014, as compared to $40.6 million, or $0.35 per diluted share, for the three months ended September 30, 2014. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended December 31, 2014 and June 30, 2014, was 21.4% and 23.8%, respectively. Operating Margin, as Adjusted, was reduced by 2.3 percentage points and 1.6 percentage points for the three months ended December 31, 2014 and September 30, 2014, respectively, due to costs associated with the integration of Batterymarch and LMGAA over time into QS Investors and various other corporate initiatives. In addition, Operating Margin, as Adjusted, for the three months ended September 30, 2014, was reduced by 0.8 percentage points due to costs associated with a closed-end fund launch during the period.

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

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	December 31, 2014	September 30, 2014	December 31, 2013
Net Income Attributable to Legg Mason, Inc.	$77,036	$4,897	$81,734
Plus:
Amortization of intangible assets	669	464	4,170
Contingent consideration fair value adjustment	—	—	5,000
Deferred tax amortization benefit on intangible assets	35,362	35,225	33,706
Adjusted Income	$113,067	$40,586	$124,610
Net Income per diluted share Attributable to Legg Mason, Inc. common shareholders	$0.67	$0.04	$0.67
Plus:
Amortization of intangible assets	0.01	—	0.04
Contingent consideration fair value adjustment	—	—	0.04
Deferred tax amortization benefit on intangible assets	0.30	0.31	0.28
Adjusted Income per diluted share	$0.98	$0.35	$1.03

	Nine Months Ended
	December 31, 2014	December 31, 2013
Net Income Attributable to Legg Mason, Inc.	$154,121	$215,837
Plus (less):
Amortization of intangible assets	2,028	11,418
Contingent consideration fair value adjustment	—	5,000
Deferred income taxes on intangible assets:
Tax amortization benefit	104,731	101,179
U.K. tax rate adjustment	—	(19,164)
Adjusted Income	$260,880	$314,270
Net Income per diluted share Attributable to Legg Mason, Inc. common shareholders	$1.32	$1.75
Plus (less):
Amortization of intangible assets	0.02	0.09
Contingent consideration fair value adjustment	—	0.04
Deferred income taxes on intangible assets:
Tax amortization benefit	0.89	0.82
U.K. tax rate adjustment	—	(0.15)
Adjusted Income per diluted share	$2.23	$2.55

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

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended
	December 31, 2014	September 30, 2014	December 31, 2013
Operating Revenues, GAAP basis	$718,984	$703,895	$720,092
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	182	184	499
Distribution and servicing expense excluding consolidated investment vehicles	(147,481)	(155,090)	(148,788)
Operating Revenues, as Adjusted	$571,685	$548,989	$571,803

Operating Income, GAAP basis	$119,368	$130,355	$121,652
Plus (less):
Gains (losses) on deferred compensation and seed investments	2,177	(374)	6,508
Contingent consideration fair value adjustment	—	—	5,000
Amortization of intangible assets	669	464	4,170
Operating income of consolidated investment vehicles, net	224	238	640
Operating Income, as Adjusted	$122,438	$130,683	$137,970

Operating Margin, GAAP basis	16.6%	18.5%	16.9%
Operating Margin, as Adjusted	21.4	23.8	24.1

	Nine Months Ended
	December 31, 2014	December 31, 2013
Operating Revenues, GAAP basis	$2,116,760	$2,060,361
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	549	1,637
Distribution and servicing expense excluding consolidated investment vehicles	(451,272)	(474,097)
Operating Revenues, as Adjusted	$1,666,037	$1,587,901

Operating Income, GAAP basis	$369,269	$311,552
Plus:
Gains on deferred compensation and seed investments	6,252	12,556
Contingent consideration fair value adjustment	—	5,000
Amortization of intangible assets	2,028	11,418
Operating income of consolidated investment vehicles, net	665	1,960
Operating Income, as Adjusted	$378,214	$342,486

Operating Margin, GAAP basis	17.4%	15.1%
Operating Margin, as Adjusted	22.7	21.6

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At December 31, 2014, cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.7 billion, $7.0 billion, $1.1 billion and $4.5 billion, respectively. Total assets include amounts related to CIVs of $0.1 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows for the nine months ended December 31 (in millions):

	2014	2013
Cash flows provided by operating activities	$381.0	$315.3
Cash flows provided by (used in) investing activities	(180.6)	51.3
Cash flows used in financing activities	(369.3)	(477.8)
Effect of exchange rate changes	(24.0)	(16.5)
Net change in cash and cash equivalents	(192.9)	(127.7)
Cash and cash equivalents, beginning of period	858.0	933.0
Cash and cash equivalents, end of period	$665.1	$805.3

Cash inflows provided by operating activities during the nine months ended December 31, 2014, were $381.0 million, primarily related to Net Income, adjusted for non-cash items, net activity related to CIVs, and net sales of trading and other investments, offset in part by net payments for accrued compensation. Cash inflows provided by operating activities during the nine months ended December 31, 2013, were $315.3 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net purchases of trading and other current investments.

Cash outflows used in investing activities during the nine months ended December 31, 2014, were $180.6 million, primarily related to payments associated with the acquisitions of Martin Currie and QS Investors of $183.8 million (net of acquired cash) and payments made for fixed assets of $34.9 million; partially offset by the proceeds from businesses sold of $47.0 million. Cash inflows provided by investing activities during the nine months ended December 31, 2013, were $51.3 million, primarily related to net activity related to CIVs of $93.5 million, offset in part by payments made for fixed assets.

Cash outflows used in financing activities during the nine months ended December 31, 2014, were $369.3 million, primarily related to the repayment of long-term debt of $645.8 million, the repurchase of 5.3 million shares of our common stock for $266.5 million, the repayment of long-term debt of CIVs of $79.2 million, and dividends paid of $52.8 million, offset in part by the proceeds from the issuance of $658.8 million of long-term debt. Cash outflows used in financing activities during the nine months ended December 31, 2013, were $477.8 million, primarily related to the repurchase of 7.6 million shares of our common stock for $270.0 million, net activity related to CIVs of $117.3 million, the repayment of long-term debt of $50.4 million, and dividends paid of $46.3 million.

In June 2014, we issued $250 million of 2.7% Senior Notes due 2019 at a discount of $0.6 million, $250 million of 3.95% Senior Notes due 2024 at a discount of $0.5 million, and an additional $150 million of 5.625% Senior Notes due 2044 at a premium of $9.8 million. In July 2014, these proceeds of $659 million, net of related fees, together with cash on hand, were used to redeem the outstanding $650 million of 5.5% Senior Notes due 2019 (the "Existing 2019 Notes"). The retirement of the Existing 2019 Notes resulted in a pre-tax, non-operating charge of $107.1 million in July 2014, consisting of a make-whole premium payment of $98.6 million, net of $0.6 million from a reverse treasury lock, to call the Existing 2019 Notes and $8.5 million associated with existing deferred costs and original issue discount. We expect to realize over $10 million in interest expense savings from these transactions over the next 12 months, with additional annual interest savings over the life of the new debt.

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

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. The acquisition required an initial payment of approximately $203 million (using the foreign exchange rate as of October 1, 2014 for the £125 million contract amount), which we funded from existing cash resources. In addition, contingent consideration payments may be due March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $506 million (using the foreign exchange rate as of December 31, 2014 for the maximum £325 million contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2016, 2017, and 2018. The Contingent consideration liability established at closing had an acquisition date fair value of $75.2 million (using the foreign exchange rate as of October 1, 2014). Actual payments to be made will also include amounts for certain potential pension and other obligations that are accounted for separately. As of December 31, 2014, the fair value of the Contingent consideration liability was $72.3 million, a decrease of $2.9 million from October 1, 2014, substantially all of which is attributable to changes in the exchange rate, net of accretion.

Effective May 31, 2014, we completed the acquisition of QS Investors. The transaction included an initial cash payment of $11 million, which was funded from existing cash resources. In addition, contingent consideration of up to $10 million and $20 million for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The Contingent consideration liability established at closing had an acquisition date fair value of $13.4 million, and has accreted to $13.5 million as of December 31, 2014.

In connection with the integration over time of two existing affiliates, Batterymarch and LMGAA, with QS Investors, we have incurred approximately $37 million in total restructuring and transition costs, of which approximately 10% were non-cash charges, and approximately $17 million have been paid to date. With the exception of $6.8 million, which represents lease obligations to be paid over the term of the lease, substantially all of the remaining unpaid total costs will be paid during the remainder of fiscal 2015. Additional charges related to the integration are not expected to be material. See Note 3 of Notes to Consolidated Financial Statements for additional information.

In March 2015, up to $23 million (using the exchange rate as of December 31, 2014 for the £15 million maximum contractual amount) may be due under the agreements governing the acquisition of Fauchier Partners Management Limited, with the amount of the payment dependent on the achievement of certain levels of revenue, net of distribution costs. We intend to fund any amount due with existing cash resources.

In June 2013 and March 2014, we implemented management equity plans that will entitle certain key employees of Permal and ClearBridge, respectively, to participate in 15% of the future growth of the respective enterprise value (subject to appropriate discounts), if any. Repurchases of units granted under the plans may impact future liquidity requirements.

In January 2015, our Board of Directors authorized $1 billion for additional purchases of our common stock, which is in addition to the $103 million remaining under the prior $1 billion authorization. There is no expiration date attached to this share repurchase authorization.

As described above, we currently project that our cash flows from operating activities and available cash on hand will be sufficient to fund our liquidity needs over the next 12 months. As of December 31, 2014, we had over $390 million in cash and cash equivalents in excess of our minimum operating cash requirements. In accordance with our capital plan, we intend to utilize up to 65% of cash generated from future operations to purchase shares of our common stock. As of December 31, 2014, we also had undrawn revolving credit facilities totaling $750 million, expiring June 2017. We do not currently expect to raise additional debt or equity financing over the next 12 months. However, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts available under our revolving credit facilities, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, reducing operating expenses, reducing our expected funding of investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

At December 31, 2014, our total cash and cash equivalents of $665 million included $291 million held by foreign subsidiaries. In prior years, we executed our various plans to repatriate accumulated foreign earnings. No further repatriation of accumulated foreign earnings is currently planned. However, if circumstances change, we will provide for and pay any applicable U.S. taxes in connection with any further repatriation of offshore funds. It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

As of December 31, 2014, approximately 2% of total assets (12% of financial assets at fair value) and approximately 5% of total liabilities (30% of financial liabilities measured at fair value) meet the definition of Level 3. Excluding the assets and liabilities of CIVs, approximately 1% of total assets (7% of financial assets measured at fair value) and 5% of total liabilities (30% of financial liabilities measured at fair value) meet the definition of Level 3.

On January 27, 2015, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.16 per share, payable on April 13, 2015.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining2015	2016	2017	2018	2019	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$—	$—	$—	$—	$—	$1,050.0	$1,050.0
Interest on long-term borrowings and credit facility commitment fees	25.1	49.1	49.1	48.0	47.6	831.1	1,050.0
Minimum rental and service commitments	36.1	125.9	108.5	94.2	79.2	366.2	810.1
Total Contractual Obligations	61.2	175.0	157.6	142.2	126.8	2,247.3	2,910.1
Contingent Obligations
Payments related to business acquisitions(1)(2)
Martin Currie	—	506.0	—	—	—	—	506.0
Other	23.0	—	41.0	—	20.0	—	84.0
Total payments related to business acquisitions	23.0	506.0	41.0	—	20.0	—	590.0
Total Obligations(3)(4)(5)(6)	$84.2	$681.0	$198.6	$142.2	$146.8	$2,247.3	$3,500.1

(1)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate for amounts denominated in other than the U.S. dollar. See Note 9 of Notes to Consolidated Financial Statements.

(2)	The contingent consideration obligations had a fair value of $114.1 million as of December 31, 2014.

(3)
The table above does not include approximately $34.6 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2021.

(4)
The table above does not include amounts for uncertain tax positions of $55.9 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(5)	The table above does not include redeemable noncontrolling interests, primarily related to CIVs, of $73.1 million, because the timing of any related cash outflows cannot be reliably estimated.

(6)
The table above excludes potential obligations arising from the ultimate settlement of awards under the management equity plans with key employees of Permal and ClearBridge due to the uncertainty of the timing and amounts ultimately payable. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding management equity plans.

Critical Accounting Policies
The following critical accounting policy has been updated from our Annual Report on Form 10-K for the year ended March 31, 2014.

Intangible Assets and Goodwill

Balances as of December 31, 2014 are as follows (in $000s):

Amortizable asset management contracts	$23,019
Indefinite-life intangible assets	3,238,668
Trade names	52,800
Goodwill	1,375,836
$4,690,323

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

In allocating the purchase price of an acquisition to intangible assets, we must determine the fair value of the assets acquired. We determine fair values of intangible assets acquired based upon projected future cash flows, which take into consideration estimates and assumptions including profit margins, growth or attrition rates for acquired contracts based upon historical experience and other factors, estimated contract lives, discount rates, projected net client flows and market performance. The determination of estimated contract lives requires judgment based upon historical client turnover and attrition rates and the probability that contracts with termination provisions will be renewed. The discount rate employed is a weighted-average cost of capital that takes into consideration a premium representing the degree of risk inherent in the asset, as more fully described below.

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

We completed our annual impairment tests of goodwill and indefinite-life intangible assets during the quarter ended December 31, 2014, and determined that there was no impairment in the value of these assets as of December 31, 2014. As a result of uncertainty regarding future market conditions, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment.

The acquisition of Martin Currie by Legg Mason resulted in the addition of an indefinite-life mutual fund contracts asset, an amortizable separate accounts asset, and goodwill of $135 million, $15 million and $168 million (£84 million, £9 million, and £104 million), respectively, using the foreign exchange rate as of October 1, 2014. Because the fair values of the Martin Currie indefinite-life mutual fund contracts asset and amortizable separate accounts asset fair values were established as of the October 1, 2014 acquisition date, our December 31, 2014 impairment consideration was limited to a review of AUM trends and other critical valuation inputs, which noted no significant changes.

Amortizable Intangible Assets

Intangible assets subject to amortization are considered for impairment at each reporting period using an undiscounted cash flow analysis. Significant assumptions used in assessing the recoverability of management contract intangible assets include projected cash flows generated by the contracts and the remaining lives of the contracts. Projected cash flows are based on fees generated by current AUM for the applicable contracts. Contracts are generally assumed to turnover evenly throughout the life of the intangible asset. The remaining life of the asset is based upon factors such as average client retention and client turnover rates. If the amortization periods are no longer appropriate, the expected lives are adjusted and the impact on the fair value is assessed. Actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows.

The estimated remaining useful lives of amortizable intangible assets currently range from four to 12 years with a weighted-average life of approximately 10.4 years.

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

We determine the fair value of our intangible assets based upon discounted projected cash flows, which take into consideration estimates of future fees, profit margins, growth rates, taxes, and discount rates. The determination of the fair values of our indefinite-life intangible assets is highly dependent on these estimates and changes in these inputs could result in a material impairment of the related carrying values. An asset is determined to be impaired if the current implied fair value is less than the recorded carrying value of the asset. If an asset is impaired, the difference between the current implied fair value and the carrying value of the asset reflected on the financial statements is recognized as an Operating expense in the period in which the impairment is determined to exist.

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

Consistent with standard valuation practices for taxable transactions, the projected discounted cash flow analysis also factors in a tax benefit value, as appropriate. This tax benefit represents the discounted tax savings a third party that purchased an asset on a given valuation date would receive from future tax deductions for the amortization of the purchase price, generally over 15 years, dependent on the tax jurisdiction.

The Permal funds-of-hedge funds contracts of $698 million account for approximately 20% of our indefinite-life intangible assets, and are supported by Permal's fund-related business. These funds have experienced outflows over recent years and increased risk associated with this portion of Permal's business. The past several years have seen declines in the traditional high net worth client fund-of-hedge funds business, Permal's historical focus, which Permal has offset to some extent with recent inflows in their institutional business. Further, fund-of-hedge fund managers are subject to unique regulatory and market influences, including Permal's recent inflows and growth in institutional funds and separate accounts, adding additional uncertainty to our estimates.

Based upon our projected discounted cash flow analyses, the fair value of the Permal funds-of-hedge funds contracts asset exceeded its carrying value by $88 million and continues to have the lowest level of excess fair value over carrying value of our more significant mutual fund contract intangible assets. Cash flows on the Permal funds-of-hedge funds contracts are assumed to have an average annual growth rate of approximately 7%. However, given current experience, projected cash flows reflect moderate AUM outflows in year 1, and no net AUM flows in year 2, trending to moderate AUM inflows in year 3. Investment performance, including its expected impact on future asset flows, is a significant factor in our growth projections for the Permal funds-of-hedge funds contracts. Our market performance projections are supported by the fact that Permal's two largest funds, that comprise approximately half of the contracts asset AUM, have 10-year average returns approximating 5%. Our market projections are further supported by industry statistics. The projected cash flows from the Permal funds-of-hedge funds contracts are discounted at 14.5%, reflecting the factors noted above. Year-to-date results are slightly unfavorable in comparison to the growth assumptions related to the Permal funds-of-hedge funds contracts asset impairment testing at December 31, 2013.

Assuming all other factors remain the same, our actual results and/or changes in assumptions for the Permal funds-of-hedge funds contracts cash flow projections over the long-term would have to deviate more than 10% from previous projections, or the discount rate would have to be raised from 14.5% to more than 15.5%, for the asset to be deemed impaired. Given the current uncertainty regarding future market conditions, including the funds-of-hedge funds environment, as discussed above, it is reasonably possible that fund performance, flows and AUM levels may decrease in the near term such that actual cash flows from the Permal funds-of-hedge funds contracts could deviate from the projections by more than 10% and the asset could be deemed to be impaired by a material amount.

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2,106 million, account for approximately 65% of our indefinite-life intangible assets. As of December 31, 2014, approximately $157 billion of AUM, primarily managed by ClearBridge and Western Asset, are associated with this asset, with approximately 40% in equity AUM and 30% in each of long-term fixed AUM and liquidity AUM. Although our domestic mutual funds overall have maintained strong recent market performance, previously disclosed uncertainties regarding market conditions and asset flows and more recent assessments of related risk, including risks related to potential regulatory changes in the liquidity business, are reflected in our projected discounted cash flow analyses. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by approximately $865 million. For our impairment test, cash flows from the domestic mutual fund contracts are assumed to have annual growth rates that average approximately 6%, and reflect moderate AUM inflows in years 1 and 2. Projected cash flows of the domestic mutual fund contracts are discounted at 13.5%. Year-to-date results compare favorably to the growth assumptions related to the domestic mutual fund contracts asset impairment testing at December 31, 2013.

Assuming all other factors remain the same, our actual results and/or changes in assumptions for the domestic mutual fund contracts cash flow projections over the long-term would have to deviate more than 30% from previous projections, or the discount rate would have to be raised from 13.5% to more than 16.5%, for the asset to be deemed impaired. Given the uncertainty regarding future market conditions, it is reasonably possible that fund performance, flows and AUM levels may decrease in the near term such that actual cash flows from the domestic mutual fund contracts could deviate from the projections by more than 30% and the asset could be deemed to be impaired by a material amount.

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

Goodwill principally originated from the acquisitions of CAM, Permal and Royce, and more recently Martin Currie. The value of the reporting unit is based in part, on projected consolidated net cash flows, including all cash flows of assets managed in our mutual funds, closed-end funds and other proprietary funds, in addition to separate account assets of our managers.

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

We also perform a market-based valuation of our reporting unit value, which applies an average of EBITDA multiples paid in change of control transactions for peer companies to our EBITDA. The results of our two estimates of value for the reporting unit (the discounted cash flow and EBITDA multiple analyses) are compared and significant differences, if any, are assessed to determine the reasonableness of each value and whether any adjustment to either result is warranted. Once the values are accepted, the appropriately weighted average of the two reporting unit valuations (the discounted cash flow and EBITDA multiple analyses) is used as the implied fair value of our Global Asset Management reporting unit, which at December 31, 2014, exceeds the carrying value by a material amount. Considering the relative merits of the details involved in each valuation process, we used an equal weighting of the two values for the December 2014 testing.

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

Based on our analysis and consideration, we believe the implied control premium determined by our reporting unit value estimation at December 31, 2014, which is at the lower end of the observed range, is reasonable.

Contingent Consideration Liabilities
In connection with business acquisitions, we may be required to pay additional future consideration based on the achievement of certain designated financial metrics. We estimate the fair value of these potential future obligations at the time a business combination is consummated and record a Contingent consideration liability in the Consolidated Balance Sheet. The fair values of Contingent consideration liabilities are revised as of each quarterly reporting date. As of December 31, 2014, the fair values of our Contingent consideration liabilities aggregate $114.1 million, relating to our acquisitions of Martin Currie, Fauchier and QS Investors.

We estimate the fair value of Contingent consideration liabilities using probability-weighted modeling specific to each business acquisition and its arrangement for contingent consideration. Estimated payments are discounted to their present value at the measurement date.
The Martin Currie purchase agreement requires us to pay additional consideration based on the achievement of certain financial metrics, as specified in the share purchase agreement, at certain future dates over the three and one-half year earn-out term. Our modeling of the Martin Currie contingent payment arrangement includes Monte Carlo simulation of projected AUM, performance fees and product performance to determine the related estimated payment amounts. If the expected payment amounts subsequently change, the Contingent consideration liabilities are (reduced) or increased in the current period, resulting in a (gain) or loss, which is reflected within Other operating expense in the Consolidated Statements of Income. Significant increases (decreases) in projected AUM or performance fee levels for Martin Currie would result in significantly higher (lower) Contingent consideration liability fair value and the resulting changes could be material to our operating results. The Fauchier and QS Investors purchase agreements require us to pay additional consideration based on whether certain future revenue thresholds are achieved. Likewise, significant increases (decreases) in projected revenue levels for Fauchier or QS Investors would result in significantly higher (lower) Contingent consideration liability fair value and the resulting changes could be material to our operating results.

We accrete Contingent consideration liabilities to the expected payment amounts over the related earn-out terms until the obligations are ultimately paid, resulting in Interest expense in the Consolidated Statements of Income. Changes in interest rates affect the level of interest expense incurred, but given the relatively short earn-out terms, these fluctuations are not expected to be significant.
Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended December 31, 2014, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Item 4.        Controls and Procedures

As of December 31, 2014, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2014. The risk factor below has been updated to include activity for the nine months ended December 31, 2014.

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

Approximately 20% of our assets under management as of December 31, 2014, consisted of assets in money market funds, of which institutional prime or institutional municipal money market funds (including offshore funds that feed into such money market funds) comprised approximately 80%. We are in the process of considering the impact of these regulations on the money market fund industry and determining what actions, if any, we should take in response to the impact these new regulations may have on our business. Among other things, the new regulations could reduce the attractiveness of money market funds to retail and institutional investors and raise the costs of being in this business. Any of these regulatory changes could adversely affect our business and our results of operations.

Potential Impairment of Goodwill and Intangible Assets Could Increase Our Expenses and Reduce Our Assets.

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
The domestic mutual fund contracts asset acquired in the 2005 acquisition of the Citigroup Asset Management (“CAM”) business of $2,106 million and the Permal funds-of-hedge funds contracts assets of $698 million account for approximately 65% and 20%, respectively, of our indefinite-life intangible assets, while the goodwill in our reporting unit aggregates $1.4 billion. As of December 31, 2014, we also have $487 million of other indefinite-life intangible assets, which includes an indefinite-life mutual funds contract asset of $130 million recorded at fair value in connection with the acquisition of Martin Currie (Holdings) Limited in October 2014.

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
During the nine months ended December 31, 2014, no triggering events required that we consider impairment tests of any of our intangible assets or goodwill prior to our annual December 31 impairment tests.  We completed our annual impairment tests of goodwill and indefinite-life intangible assets during the quarter ended December 31, 2014, and determined that there was no impairment in the value of these assets as of December 31, 2014.
Cash flows through December 31, 2014, from our Permal funds-of-hedge funds contracts compared slightly unfavorably to previous projections, such that the related carrying value continues to be more sensitive to changes in actual results or the assumptions noted above.  Therefore, market decreases, outflows or other changes in actual results or the assumptions noted above may result in an impairment of the Permal fund-of-hedge-funds. As of December 31, 2014, the date of our most recent annual testing, the estimated fair value of the Permal funds-of-hedge funds contracts asset exceeded the related carrying value by approximately $88 million and continues to have the lowest level of excess fair value over carrying value of our more significant mutual fund contract intangible assets. Assuming all other factors remain the same, our actual results and/or changes in assumptions for the Permal funds-of-hedge funds contracts cash flow projections over the long term would have to deviate by more than 10%, or the discount rate would have to increase from 14.5% to more than 15.5% for the asset to be deemed impaired.
Cash flows through December 31, 2014, from our domestic mutual fund contracts exceeded previous projections, but the related carrying value remains sensitive to changes in the actual results or assumptions noted above. Therefore, market decreases, outflows or other changes in actual results or the assumptions noted above may result in an impairment of the domestic mutual fund contracts assets. As of December 31, 2014, the date of our most recent annual testing, the estimated fair value of the domestic mutual fund contracts asset exceeded the related carrying value by approximately $865 million. Assuming all other factors remain the same, our actual results and/or changes in assumptions for the domestic mutual fund contracts cash flow projections over the long term would have to deviate by more than 30%, or the discount rate would have to increase from 13.5% to more than 16.5% for the asset to be deemed impaired.
Cash flows from our reporting unit and other indicators of the reporting unit’s fair value have improved notably during the nine months ended December 31, 2014, such that its estimated fair value exceeds its aggregate carrying value by a material amount at December 31, 2014.  However, changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced assets under management or other factors, could still result in an impairment of goodwill.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended December 31, 2014:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
October 1, 2014 through October 31, 2014	432,481	$49.80	432,400	$168,415,486
November 1, 2014 through November 30, 2014	505,002	54.28	496,000	141,470,530
December 1, 2014 through December 31, 2014	691,092	54.98	690,898	103,482,885
Total	1,628,575	$53.39	1,619,298	$103,482,885

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.
(3) In connection with a capital plan announced on May 16, 2012, our Board of Directors authorized $1 billion for additional purchases of common stock. The capital plan provides for using up to 65% of cash generated from future operations to purchase shares of our common stock. There is no expiration date attached to this share repurchase authorization. In January 2015, our Board of Directors authorized $1 billion for additional purchases of common stock, which is in addition to the $103 million remaining under the prior authorization. There is no expiration date attached to this new share repurchase authorization.

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2014, filed on February 4, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE: February 4, 2015                      /s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE: February 4, 2015                      /s/ Peter H. Nachtwey
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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2014, filed on February 4, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail