Form 10-K
period 2015-03-31
LEGG MASON, INC.
filed 2015-05-22
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2015
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
this Form 10-K or any amendment to this Form 10-K.			[X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one)
Large accelerated filer	[X]			Accelerated filer				[ ]
Non-accelerated filer	[ ]			Smaller reporting company				[ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).									Yes	[ ]	No	[X]
As of September 30, 2014 the aggregate market value of the registrant's voting stock, consisting of the registrant's common stock, held by non-affiliates was $5,188,306,293.
As of May 19, 2015, the number of shares outstanding of the registrant's common stock was 110,852,676.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 28, 2015 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS.
We have made in this Report on Form 10-K, and from time to time may otherwise make in our public filings, press releases and statements by our management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues, margins or earnings per share, anticipated changes in our business or in the amount of our client assets under management (“AUM”) or assets under advisement (“AUA”), anticipated future performance of our business, including expected earnings per share in future periods, anticipated future investment performance of our affiliates, our expected future net client cash flows, anticipated expense levels, changes in expenses, the expected effects of acquisitions and expectations regarding financial market conditions. The words or phrases "can be," "may be," "expects," "may affect," "may depend," "believes," "estimate," "project," "anticipate" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance.
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

PART I
ITEM 1. BUSINESS.
General
Legg Mason is a global asset management company. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other pooled investment vehicles. We offer these products and services directly and through various financial intermediaries. We provide our asset management services through a number of asset managers, each of which generally markets its products and services under its own brand name and, in many cases, distributes retail products and services through a centralized global distribution platform.
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
Additional information about Legg Mason is available on our website at http://www.leggmason.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and our proxy statements. Investors can find this information under the “Investor Relations” section of our website. These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, the Legg Mason, Inc. Corporate Governance Principles, our Code of Conduct for all employees and directors, and the charters for the committees of our Board of Directors are also available on our corporate website at http://www.leggmason.com under the “About - Corporate Governance” section. A copy of any of these materials may also be obtained, free of charge, by sending a written request to Corporate Secretary, Legg Mason, Inc., 100 International Drive, Baltimore, MD 21202. As required, and within the time frames required, by the SEC or the New York Stock Exchange (“NYSE”), we will post on our website any amendments to the Code of Conduct and any waiver of the Code of Conduct applicable to any executive officer, director, chief financial officer, principal accounting officer or controller. The information on our website is not incorporated by reference into this Report.
Unless the context otherwise requires, all references in this Report to “we,” “us,” “our” and “Legg Mason” include Legg Mason, Inc. and its predecessors and subsidiaries, and the term “asset managers” refers to the asset management businesses operated by our subsidiaries. References to “fiscal year 2015” or other fiscal years refer to the 12-month period ended March 31st of the year specified.
Business Developments During the Fiscal Year Ended March 31, 2015
During fiscal year 2015, in addition to the normal course operation of our business, we restructured our debt, continued to improve our affiliate portfolio through strategic acquisitions and a disposition and continued our investment in our centralized global distribution platform, Legg Mason Global Distribution.
On June 26, 2014, we completed the closing of the issuance and sale of (i) $250,000,000 aggregate principal amount of our 2.700% Senior Notes due 2019, (ii) $250,000,000 aggregate principal amount of our 3.950% Senior Notes due 2024 and (iii) $150,000,000 aggregate principal amount of our 5.625% Senior Notes due 2044. In July 2014, the net proceeds of the issuance and sale of these notes, together with existing cash, were used to redeem the outstanding $650,000,000 aggregate principal amount of our 5.5% Senior Notes due 2019. The issuance of the notes in July 2014 and the redemption of the 5.5% Senior Notes due 2019 extended our debt maturities while locking in low long-term market rates and providing greater clarity around our long-term capital structure.
On May 30, 2014, we acquired QS Investors Holdings, LLC, a customized solutions and global quantitative equities investment firm providing asset management and advisory services to a diverse array of institutional clients. Two of our wholly-owned subsidiaries, QS Batterymarch Financial Management, Inc. (“Batterymarch”), and QS Legg Mason Global

Asset Allocation, LLC (“LMGAA”), are being integrated over time into QS Investors. As of March 31, 2015, the combined QS Investors business, including Batterymarch and LMGAA, managed approximately $13.9 billion of AUM. The acquisition of QS Investors further enhances our investment capabilities, and, with the integration over time of Batterymarch and LMGAA into QS Investors, will help us to create a world-class solutions and global quantitative equity platform.
On October 1, 2014, we acquired Martin Currie (Holdings) Limited, an international equity specialist headquartered in Edinburgh, Scotland. Effective January 1, 2015, our Australian equities investment team, which offers Australian equity products, Australian property trusts and asset allocation products, was combined into Martin Currie. As of March 31, 2015, Martin Currie, including the Australian equities investment team, managed approximately $12.4 billion in AUM. The acquisition of Martin Currie helps to fill gaps in our international equity products line-up.
On November 7, 2014, we completed the sale of Legg Mason Investment Counsel & Trust Company N.A. ("LMIC") to Stifel Financial Corporation's Global Wealth Management segment. We sold LMIC because this was not a core subsidiary and did not generally leverage our distribution capabilities.
See “Item 8. Financial Statements and Supplementary Data” for the revenues, net income and assets of Legg Mason, which operates in a single reportable business segment. See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report for our revenues generated in, and our long-lived assets (consisting primarily of intangible assets and goodwill) located in, each of the principal geographic regions in which we conduct business. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Report for our deferred tax assets in the U.S. and in all other countries, in aggregate.
Business Overview
Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored investment funds and retail separately managed account programs. Operating from asset management offices located in the United States, the United Kingdom and a number of other countries worldwide, our businesses provide a broad array of investment management products and services. We offer these products and services directly and through various financial intermediaries. Our investment advisory services include discretionary and non-discretionary management of separate investment accounts in numerous investment styles for institutional and individual investors. Our investment products include proprietary mutual funds ranging from money market and other liquidity products to fixed income, equity and alternative funds managed in a wide variety of investment styles. We also offer other domestic and offshore funds to both retail and institutional investors and funds-of-hedge funds.
Our subsidiary asset managers primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of AUM; accordingly, the fee income of each of our asset managers will typically increase or decrease as its average AUM increases or decreases. In addition, the fees on our AUM vary with the type of account managed, the amount of assets in the account, the asset manager and the type of client. Increases in AUM generally result from inflows of additional assets from new and existing clients and from appreciation in the value of client assets (including investment income earned on client assets). Conversely, decreases in AUM generally result from client redemptions and declines in the value of client assets. Our AUM may also increase as a result of business acquisitions, or decrease as a result of dispositions.
We may earn performance fees from certain accounts if the investment performance of the assets in the account meets or exceeds a specified benchmark, high water mark or hurdle rate during a measurement period. For the fiscal years ended March 31, 2015, 2014 and 2013, of our $2.8 billion, $2.7 billion and $2.6 billion in total revenues, $83.5 million, $107.1 million and $98.6 million, respectively represented performance fees. As of March 31, 2015, approximately 7% of our total AUM was in accounts that were eligible to pay performance fees.

As of March 31 of each of the last three fiscal years, we had the following aggregate AUM (in billions, except percentages):

	Assets Under Management	Equity Assets	% of Total in Equity Assets	Fixed Income Assets	% of Total in Fixed Income Assets	Liquidity Assets	% of Total in Liquidity Assets
2015	$702.7	$199.4	28%	$376.1	54%	$127.2	18%
2014	701.8	186.4	27	365.2	52	150.2	21
2013	664.6	161.8	24	365.1	55	137.7	21
From time to time, our reported equity or fixed income assets under management may exclude assets that we are retained to manage on a short-term or temporary basis.
We believe that market conditions and our investment performance are critical elements in our attempts to grow our AUM and business. When securities markets are increasing, our AUM will tend to increase because of market performance, resulting in additional asset management revenues. Similarly, if we can produce positive investment results, our AUM will tend to increase as a result of our asset managers’ investment performance. In addition, favorable market conditions or strong relative investment performance can result in increased inflows in assets from existing and new clients. Conversely, in periods when securities markets are weak or declining, or when we have produced poor investment performance, absolute or relative to benchmarks or peers, it is likely to be more difficult to grow our AUM and business and, in such periods, our AUM and business may decline.
We generally manage the accounts of our clients pursuant to written investment management or sub-advisory contracts between one of our asset managers and the client (or a financial intermediary acting on behalf of the client). These contracts usually specify, among other things, the management fees to be paid to the asset manager and the investment strategy for the account, and are generally terminable by either party on relatively short notice. Typically, investment management contracts may not be assigned (including as a result of transactions, such as a direct or indirect change of control of the asset manager, that would constitute an assignment under the Investment Advisers Act of 1940 or other applicable regulatory requirements) without the prior consent of the client. When the asset management client is a U.S. registered mutual fund or closed-end fund (whether or not one of our asset managers has sponsored the fund), the fund's board of directors generally must annually approve the investment management contract, and any material changes to the contract, and the fund’s board of directors and fund shareholders must approve any assignment of the contract (including as a result of transactions that would constitute an assignment under the Investment Company Act of 1940).
We conduct the majority of our business through seven primary asset managers and one additional asset manager. Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries, all of the voting equity of which is directly or indirectly owned by Legg Mason except for one joint venture that we own with a former employee. Each of our primary asset managers is generally operated as a separate business, in many cases with certain distribution functions being provided by the parent company and other affiliates, that typically markets its products and services under its own brand name. Consistent with this approach, we have in place revenue sharing agreements with certain of our asset managers: Brandywine Global Investment Management, ClearBridge Investments, Permal Group Limited, Royce & Associates, and Western Asset Management Company, and/or certain of their key officers. Pursuant to these revenue sharing agreements, a specified percentage of the asset manager's revenues, net of certain third party distribution expenses, is required to be distributed to us and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, but excluding certain expenses such as amortization of acquired intangible assets and excluding income taxes. Specific compensation allocations are determined by the asset manager's management, subject to corporate management approval in certain cases. Although, without renegotiation, the revenue sharing agreements impede our ability to increase our profit margins from these businesses, we believe the agreements are important because they help us retain and attract talented employees. In addition, the revenue sharing agreements provide management of these asset managers with incentives to (i) grow the asset managers' revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the revenues retained that is available to fund growth initiatives and for incentive compensation.
Asset Managers
Our asset managers provide a wide range of investment advisory services to separately managed account clients, including institutional clients such as pension and other retirement plans, corporations, insurance companies, endowments and foundations and governments, as well as retail clients such as high net worth individuals and families, and retail separately managed account programs. In addition, our asset managers also manage or sub-advise various groups of proprietary and non-proprietary U.S. mutual funds registered under the Investment Company Act of 1940, as amended, including equity, fixed income, liquidity and balanced funds. Certain of our asset managers also manage or sub-advise numerous international mutual funds that are domiciled and distributed in countries around the globe.
Western Asset Management Company is a leading global fixed income asset manager for institutional clients. Headquartered in Pasadena, California, Western Asset Management's operations include investment operations in New York City, the United Kingdom, Japan, Brazil, Australia and Singapore. Western Asset Management offers a broad range of products spanning the yield curve and encompassing the world's major bond markets, including a suite of limited duration and core products, emerging market and high yield portfolios, municipal portfolios and a variety of sector-oriented and global products. Among the services Western Asset Management provides are management of separate accounts and U.S. mutual funds, one real estate investment trust, closed-end funds, international funds and other structured investment products. As of March 31, 2015, Western Asset Management managed assets with a value of $445.9 billion.
ClearBridge Investments is an equity asset management firm based in New York City that also has offices in San Francisco, California and Baltimore, Maryland. ClearBridge Investments provides asset management services to certain of the equity funds (including balanced funds and closed-end funds) in the Legg Mason Funds, to retail separately managed account programs, to certain of our international funds and, primarily through separate accounts, to institutional clients. ClearBridge Investments also sub-advises non-proprietary U.S. mutual funds that are sponsored by third parties. ClearBridge Investments offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. Significant ClearBridge Investments investment styles include low volatility, high active shares and income solutions. In managing assets, ClearBridge Investments generally utilizes a bottoms-up, research intensive, fundamental approach to security selection that seeks to identify companies with the potential to provide solid economic returns relative to their risk-adjusted valuations. As of March 31, 2015, ClearBridge Investments managed assets with a value of $110.5 billion.
Brandywine Global Investment Management is a global asset management firm headquartered in Philadelphia, Pennsylvania with offices also in the United Kingdom, Canada and Singapore. Brandywine Global provides investment advisory services primarily to separately managed accounts for institutional clients in a range of fixed income, including global and international fixed income, and equity investment strategies. Brandywine Global also provides investment advisory services to high net worth clients through separately managed account programs, including various non-proprietary wrap accounts sponsored by third parties. In addition, Brandywine Global manages nine of our proprietary U.S. mutual funds and a number of our international funds. Brandywine Global pursues a value investing approach in its management of both equity and fixed income assets. As of March 31, 2015, Brandywine Global managed assets with a value of $66.4 billion.
Royce is the investment advisor to all of The Royce Funds, a proprietary range of equity U.S. mutual funds and to certain of our international funds. In addition, Royce manages other pooled and separately managed accounts, primarily for institutional clients. Headquartered in New York City, Royce generally invests in smaller company stocks, using a value approach. Royce’s stock selection process generally seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce pursues securities that are priced below its estimate of the issuer’s current worth. As of March 31, 2015, Royce managed assets with a value of $29.6 billion.

Permal Group Limited is a leading global funds-of-hedge funds management firm with its investment teams located in London, New York City and Paris and additional offices in Boston, Dubai, Hong Kong, Beijing, Singapore and Nassau. Permal Group manages products which include both directional and absolute return strategies, and are available through multi-manager and single manager funds, separately managed accounts and structured products sponsored by several large financial institutions. Permal Group selects from among thousands of investment managers and investment firms in designing portfolios that are intended to meet a wide variety of specific investment objectives, including global, regional, class and sector specific offerings. In managing its directional offerings, Permal Group's objective is to participate significantly in strong markets, preserve capital in down or volatile markets and outperform market indices over a full market cycle with reduced risk and volatility. In managing its absolute return strategies, Permal Group seeks to achieve positive investment returns in all market conditions with low correlation to the overall equity markets. As of March 31, 2015, Permal managed assets with a value of $19.2 billion.
QS Investors is a customized solutions and global quantitative equities investment firm providing asset management and advisory services to a diverse array of institutional clients. Headquartered in New York City, QS Investors has developed approaches to integrating quantitative and behavioral investment insights and dynamically weighting opportunities in response to changing conditions in the economy and the market. QS Investors offers a broad spectrum of strategies which includes actively managed U.S. and Global equities, Liquid Alternatives, and Customized Solutions. Following our acquisition of QS Investors in May 2014, two of our wholly-owned subsidiaries, Batterymarch and LMGAA, are being integrated over time into QS Investors. As of March 31, 2015, the combined QS Investors business, including Batterymarch and LMGAA, managed approximately $13.9 billion of AUM.
Martin Currie is an international equity specialist headquartered in Edinburgh, Scotland. It manages active equity portfolios for a global client base of financial institutions, charities, foundations, endowments, pension funds, family offices, government agencies and investment funds. Following our acquisition of Martin Currie, our Melbourne-based Australian equities investment team, which specializes in Australian equity products, Australian property trusts and asset allocation products, was combined into Martin Currie. As of March 31, 2015, Martin Currie, including the Australian equities investment team, managed approximately $12.4 billion in AUM.
We and one of our former employees each own 50% of a joint venture that serves as investment manager of two equity U.S. mutual funds, the Legg Mason Opportunity Trust and the Miller Income Opportunity Trust, within the Legg Mason Funds family. We include all of the assets managed by the joint venture, which totaled $2.8 billion at March 31, 2015, in our AUM.
Legg Mason Poland engages in portfolio management, servicing and distribution of both separate account management services and local funds in Poland. Based in Warsaw, the firm provides portfolio management services primarily for equity assets to institutions, including corporate pension plans and insurance companies, and, through funds distributed through banks and insurance companies and individual investors. As of March 31, 2015, Legg Mason Poland managed assets with a value of $1.1 billion.
United States Mutual Funds
Our U.S. mutual funds primarily consist of two groups of proprietary mutual and closed-end funds (the “Legg Mason Funds” and the "Royce Funds"). The Legg Mason Funds invest in a wide range of domestic and international equity and fixed income securities utilizing a number of different investment styles, and also include several money market funds. The Royce Funds invest primarily in smaller-cap company stocks using a value investment approach.
The Legg Mason Funds consist of 121 mutual funds and 31 closed-end funds in the United States, all of which are primarily managed or sub-advised by Brandywine Global, ClearBridge Investments, Permal, QS Investors, Western Asset Management and our joint venture with a former employee. The funds which previously comprised our Western Asset Funds group are now included in the Legg Mason Funds. The mutual funds and closed-end funds within the Legg Mason Funds include 59 equity funds (including balanced funds) that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large- and mid-cap growth funds and international funds. The fixed income and liquidity mutual funds and closed-end funds within the Legg Mason Funds include 93 funds that offer a wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. As of March 31, 2015 and 2014, the Legg Mason Funds included $157.2 billion and $140.2 billion in assets, respectively, in their mutual funds and closed-end funds, of which approximately 37% and 38%, respectively, were equity assets, approximately 35% and 32%, respectively, were fixed income assets and approximately 28% and 30%, respectively, were liquidity assets.
The Royce Funds consist of 29 mutual funds and three closed-end funds, most of which invest primarily in smaller-cap company or micro-cap company stocks using a value approach. The funds differ in their approach to investing in smaller companies and the universe of securities from which they can select. As of March 31, 2015 and 2014, The Royce Funds included $26.9 billion and $35.3 billion in assets, respectively, substantially all of which were equity assets. The Royce Funds are distributed through non-affiliated fund supermarkets, Legg Mason Global Distribution, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in The Royce Funds are distributed only through insurance companies.
International Funds
Outside the United States, we manage, support and distribute numerous proprietary funds across a wide array of global fixed income, liquidity and equity investment strategies. Our international funds include a broad range of cross border funds that are domiciled in Ireland and Luxembourg and are sold in a number of countries across Asia, Europe and Latin America. Our international funds also include local fund ranges that are domiciled in the United Kingdom, Australia, Japan, Singapore, Poland and Hong Kong and offered to investors in the country of domicile. Our international funds are distributed and serviced by Legg Mason Global Distribution, as discussed below. Our international funds, which include equity, fixed income, liquidity and balanced funds are primarily managed or sub-advised by, Brandywine Global, ClearBridge Investments, Permal, QS Investors, Martin Currie, Royce and Western Asset Management. In the aggregate, we sponsored and managed 187 and 177 of these international funds, respectively at March 31, 2015 and 2014, which at those dates had an aggregate of approximately $119.8 billion and $132.4 billion in assets, respectively, of which approximately 14% and 8%, respectively, were equity assets, approximately 20% and 14%, respectively were fixed income assets and approximately 66% and 78%, respectively, were liquidity assets. The information above does not include the funds-of-hedge funds managed by Permal, or the Brazil-domiciled funds managed by Western Asset Management.
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
Distribution
Our centralized global distribution group, Legg Mason Global Distribution, operates two divisions, the U.S. Distribution Group and the International Distribution Group. The U.S. Distribution Group markets, distributes and supports our U.S. mutual funds and retail separately managed account programs. The International Distribution Group markets, distributes and supports our international funds. In general, our U.S. and international sales and marketing teams are housed in separate subsidiaries from our asset managers.
In addition, each of our asset managers has its own sales and marketing teams that distribute its products and services, primarily, in most cases, to institutional investors or high net worth individuals and families. The institutional sales and marketing teams of our asset managers distribute asset management services to potential clients, both directly and through consultants. Consultants play a large role in institutional asset management by helping clients select and retain asset managers. Institutional asset management clients and their consultants tend to be highly sophisticated and investment performance-driven.

U.S. Distribution
The U.S. Distribution Group of Legg Mason Global Distribution employs a team of U.S. based sales, marketing and support staff that market, distribute and support our U.S. mutual funds, including the Legg Mason Funds and the Royce Funds. Our mutual fund wholesalers distribute the Legg Mason Funds through a number of third-party distributors. While we have worked to diversify our distribution network, historically, many of the Legg Mason Funds were principally sold through the retail brokerage business of Citigroup. The retail business created by the combination of Morgan Stanley's brokerage unit and Citigroup's Smith Barney unit into Morgan Stanley Wealth Management remains a significant intermediary selling the Legg Mason Funds.
The U.S. Distribution Group distributes institutional share classes of the Legg Mason Funds to institutional clients and also distributes variable annuity sub-advisory services provided by our asset managers to insurance companies (including advisory services provided to certain of the Legg Mason Funds that are specifically designed for purchase through variable annuity contracts and variable life insurance policies offered by participating insurance companies). Our institutional liquidity funds are primarily distributed by Western Asset Management's sales team. The Royce Funds are distributed by Royce’s sales team in addition to the U.S. Distribution Group.
In addition to distributing funds, the wholesalers in Legg Mason Global Distribution also support our retail separately managed account program services. These services are provided through programs sponsored by a variety of financial institutions.
International Distribution
The International Distribution Group of Legg Mason Global Distribution employs a team of sales, marketing and support staff that market, distribute and support our international funds to individual and institutional investors across Asia, Europe and the Americas. The International Distribution Group has sales teams who operate out of distribution offices in 17 cities in 13 countries and distribute our cross border international funds globally and our international local fund ranges in their respective countries. The goal of our International Distribution Group is to be a global partner for firms that utilize or distribute asset management products around the world, but also to be viewed as a local partner through an understanding of the nuances and needs of each local market that they cover. These distributors seek to develop deep distribution relationships with retail banks, private banks, asset managers, fund platforms, pension plans and insurance plans. Our international distribution offices also work with our asset managers on a case-by-case basis to take advantage of preferences for local distributors or to meet regulatory requirements in distributing products and services into their local markets.
Legg Mason Investments is the largest business component within the International Distribution Group. It is responsible for the distribution and servicing of cross border and local fund ranges across Europe, the Americas and Asia. Legg Mason Investments has offices in locations including London, Paris, Milan, Zurich, Frankfurt, Madrid, Singapore, Hong Kong, Taipei, Miami, Santiago and New York. Our distribution efforts are not limited to the locations where we have offices, as Legg Mason Investments distributes cross border funds in more than 30 countries around the world. This global presence provides Legg Mason Investments with the capabilities to provide a platform of sales, service, marketing and products that can cater to the different distribution dynamics in each of the three regions that it covers. Client coverage is local, coordinated across regions, and encompasses multiple distribution channels including broker-dealers, funds-of-funds, asset managers, independent financial advisers, banks, fund platforms, insurance companies and other distribution partners. The extent to which each channel takes precedence in any one market is governed by local market dynamics.
In addition to Legg Mason Investments, Legg Mason Global Distribution includes separate distribution operations in Australia and Japan. In Australia, our distribution operations distribute local and cross border pooled investment vehicles sub-advised by our asset managers primarily to retail investors, pension plans, fund-of-funds managers, insurance companies and government funds/agencies. In Japan, our distribution operations distribute domestic investment funds, cross border funds and institutional separate accounts primarily to the retail market, which includes retail banks, private banks, asset managers, funds platforms and insurance companies.

Permal's products and services are sold outside the United States to non-U.S. high net worth investors through a network of financial intermediaries by Permal's distribution operations as well as through our International Distribution Group. Permal's relationships with its financial intermediaries have resulted in wide international distribution of Permal's products and services. In addition, Permal distributes its products and services to U.S. and international institutions through Permal's internal distribution teams.
Employees
At March 31, 2015, 2014 and 2013, we had 2,982, 2,843 and 2,975 employees, respectively. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.
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
Regulation
The asset management industry in the United States is subject to extensive regulation under both federal and state securities and other laws. The SEC is the federal agency charged with administration of the federal securities laws. Our distribution activities also may be subject to regulation by federal agencies, self-regulatory organizations and state securities commissions in those states in which we conduct business. In addition, asset management firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Due to the extensive laws and regulations to which we are subject, we must devote substantial time, expense and effort to remaining vigilant about, and addressing, legal and regulatory compliance matters. Moreover, regulatory changes in one jurisdiction often affect our business operations in other jurisdictions.
Virtually all aspects of our business are subject to various laws and regulations around the world, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients and investors in registered and unregistered investment companies. Under these laws and regulations, agencies that regulate investment advisers, investment funds and other individuals and entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity or person from conducting business if it fails to comply with such laws and regulations. Regulators also have a variety of informal enforcement mechanisms available that could have a significant impact on our business. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on our reputation or business.

Regulatory Reform
We are subject to numerous regulatory reform initiatives around the world. Any such initiative, or any new laws or regulations or changes in enforcement of existing laws or regulations, could materially and adversely impact us by leading to business disruptions, requiring us to change certain business practices and exposing us to additional costs (including compliance and legal costs). The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.
Dodd-Frank Wall Street Reform and Consumer Protection Act
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in the United States. The Dodd-Frank Act requires the adoption of extensive regulations and numerous regulatory decisions, many of which have been adopted and others of which will be forthcoming. As the impact of these rules will become evident over time, it is not yet possible to predict the ultimate effects that the Dodd-Frank Act or subsequent implementing regulations and decisions will have on us.
Systemically Important Financial Institution Review
On July 31, 2014, the Financial Stability Oversight Council (“FSOC”) principals directed the staff to undertake a more focused analysis of industry-wide products and activities to assess potential risks associated with the asset management industry, and on December 18, 2014 the FSOC issued a Request for Information related to this analysis.
In addition, on January 8, 2014, the Financial Stability Board (“FSB”) and the International Organization of Securities Commissions (“IOSCO”) issued a consultative document on proposed methodologies to identify nonbank/noninsurance global systemically important financial institutions (“G-SIFI”). A second FSB-IOSCO consultation is expected to be released in the near future.
Under the Dodd-Frank Act, we could be designated a systemically important financial institution (“SIFI”) and become subject to direct supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). If we or any other asset manager were designated a SIFI or G-SIFI, we could become subject to enhanced prudential, capital, supervisory and other requirements, such as risk-based capital requirements, leverage limits, liquidity requirements, resolution plan and credit exposure report requirements, concentration limits, a contingent capital requirement, enhanced public disclosures, short-term debt limits and overall risk management requirements. Requirements such as these, which were designed to regulate banking institutions, would likely need to be modified to be applicable to an asset manager. No proposals have been made indicating how such measures would be adapted for asset managers.
Money Market Fund Reform
On July 23, 2014, the SEC adopted final rules on money market fund reform (the “2014 Rules”), which are designed to reform the regulatory structure governing money market funds and to address the perceived systemic risks that such funds present. The 2014 Rules require any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund that is registered under the Investment Company Act of 1940 to utilize market-based valuations to calculate a floating net asset value (“NAV”) rather than using the amortized cost method for valuing securities maturing in more than 60 days to seek to maintain a stable NAV. The 2014 Rules also provide for new tools for the funds’ boards designed to address unanticipated changes in the demand for liquidity, or liquidity shocks, including liquidity fees and redemption gates. Institutional prime and institutional municipal money market funds and retail money market funds must comply with liquidity fees and redemption gate requirements, but these are optional for U.S. Government money market funds. Approximately 18% of our AUM as of March 31, 2015, consisted of assets in money market funds, of which institutional prime or institutional municipal money market funds (including offshore funds that feed into such money market funds) comprised approximately 80% of that total. The potential impact of the rules that affect the structure of the funds, which have a two-year compliance period, on our business remains untested.

Securities and Exchange Commission Review of Asset Managers
Our business may also be impacted by additional regulatory initiatives by the SEC. In December 2014, the Chair of the SEC recommended that the SEC enhance its oversight of asset managers by (i) expanding and updating data requirements with which asset managers must comply, (ii) improving fund level controls, including those related to liquidity levels and the nature of specific instruments and (iii) ensuring that asset management firms have appropriate transition plans in place to deal with market stress events or situations where an investment adviser is no longer able to serve its clients. Although these recommendations have not yet resulted in any proposed rules, any additional SEC oversight or the introduction of any new reporting, disclosure or control requirements could expose us to additional compliance costs and may require us to change how we operate our business.
Regulation of Derivatives
The SEC, the Internal Revenue Service (“IRS”) and the Commodity Futures Trading Commission (“CFTC”) each continue to review the use of futures, swaps and other derivatives by mutual funds. Such reviews could result in regulations that further limit the use of such products by mutual funds. If adopted, these limitations could require us to change certain mutual fund business practices or to register additional entities with the CFTC, which could result in additional costs and/or restrictions. We also report certain information about a number of our private funds to the SEC and certain information to the CFTC, under systemic risk reporting requirements adopted by both agencies. These reporting obligations have required, and will continue to require, investments in people and systems to assure timely and accurate reporting. The rules and regulations applicable to offshore funds, accounts and counterparties will require us to build and implement new compliance monitoring procedures to address the enhanced level of oversight to which we will be subject. These rule changes also introduce new requirements for centrally clearing certain swap, and eventually security-based swap, transactions and for executing certain swap, and eventually security-based swap, transactions on or through CFTC or SEC-registered trading venues. Jurisdictions outside the United States in which we operate also have adopted and implemented, or are in the process of considering, adopting or implementing more pervasive regulation of many elements of the financial services industry, which could further impact us and the broader markets. This includes the implementation of mandated central clearing of swaps in the European Union (“EU”) and the implementation of trade reporting, documentation, central clearing and other requirements in various jurisdictions globally.
Benchmark Reform
In 2013, the IOSCO published principles for regulatory oversight of financial benchmarks, with standards applying to methodologies for benchmark calculation, and transparency and governance issues in the benchmarking process. Regulators in some of the jurisdictions in which we operate are analyzing the application of these principles, with a draft European Regulation published in September 2013. In July 2014, the FSB published a report aimed at reforming major interest rate benchmarks. These regulations may result in business disruptions or strictly control the activities of financial services firms.
Alternative Investment Fund Managers Directive
Our European business is impacted by the EU Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011. The AIFMD regulates managers of, and service providers to, a broad range of alternative investment funds (“AIFs”) domiciled within and (depending on the precise circumstances) outside the EU. The AIFMD also regulates the marketing of all AIFs inside the European Economic Area (“EEA”). The AIFMD is being implemented in stages, which run through 2018. Compliance with the AIFMD’s requirements restrict alternative investment fund marketing and impose additional compliance and disclosure obligations regarding remuneration, capital requirements, leverage, valuation, stakes in EU companies, depositaries, the domicile of custodians and liquidity management on us. We have incurred, and expect to continue to incur, additional expenses related satisfying these new compliance and disclosure obligations and the associated risk management and reporting requirements.
Markets in Financial Instrument Directives
We are subject to numerous regulatory reform initiatives in Europe. The United Kingdom and other European jurisdictions in which we operate have implemented the Markets in Financial Instruments Directive (“MiFID”) rules into national legislation, and have begun to implement MiFID 2. MiFID 2 builds upon many of the initiatives introduced through

MiFID, which focused primarily on equities, to encourage trading across all asset classes to migrate onto open and transparent markets. MiFID 2, which will come into full effect in January 2017, will be implemented through a number of more detailed directives, regulations and standards to be made by the European Commission and by the European Securities and Markets Authority (“ESMA”). It is expected that MiFID 2 will have significant and wide-ranging impacts on EU securities and derivatives markets, including (i) enhanced investor protection and governance standards, (ii) rules regarding the ability of portfolio management firms to receive and pay for investment research relating to all asset classes, (iii) enhanced regulation of algorithmic trading, (iv) the movement of trading in certain shares and derivatives onto regulated execution venues, (v) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (vi) restrictions on the use of so-called dark pool trading, (vii) the creation of a new type of trading venue called the Organized Trading Facility for non-equity financial instruments, (viii) commodity derivative position limits and reporting requirements, (ix) a move away from vertical silos in execution, clearing and settlement, (x) an enhanced role for ESMA in supervising EU securities and derivatives markets and (xi) new requirements regarding non-EU investment firms’ access to EU financial markets. Implementation of these measures will have direct and indirect impacts on us and certain of our affiliates.
Undertakings for Collective Investment in Transferable Securities
The EU has adopted directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS”) with respect to depositary functions, remuneration policies and sanctions. UCITS V, which became effective in September 2014, seeks to align the depositary regime, remuneration rules and sanctioning powers of regulators under UCITS with the requirements of the AIFMD. UCITS V is required to be incorporated into the national law of each EU member state by second quarter of 2016. In addition, in August 2014 ESMA revised the guidelines it published in 2012 on ETFs and other UCITS funds. The guidelines introduced new collateral management requirements for UCITS funds concerning collateral received in the context of derivatives using Efficient Portfolio Management (“EPM”) techniques (including securities lending) and over-the-counter derivative transactions. These rules, which are now in effect, required us to make a series of changes to collateral management arrangements applicable to the EPM of UCITS fund ranges and will cause us to incur additional expenses associated with new risk management and reporting requirements.
Extension of Retail Distribution Review
The United Kingdom and other European jurisdictions in which we operate have recently implemented rules regarding retail distribution review (the “RDR”) aimed at enhancing consumer protections, overhauling mutual fund fee structures and increasing professionalism in the retail investment sector. In order to achieve this, RDR requires advisory firms to explicitly disclose and separately charge clients for their services and clearly describe their services as either independent or restricted. It also requires individual advisers to adhere to consistent professional standards, including a code of ethics. Similarly, MiFID 2 will contain a ban on certain advisers recovering commissions and other nonmonetary benefits from fund managers. These rules, if implemented, may lead to changes to the fees and commissions we are able to charge to our clients, as well as to our client servicing and distribution models.
Existing U.S. Regulation
Our U.S. asset managers are registered as investment advisors with the SEC, as are several of our international asset managers, and are also required to make notice filings in certain states. We and certain of our affiliates are also currently subject to regulation by the SEC, the Department of Labor (the “DOL”), the Federal Reserve, the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (“NFA”), the CFTC and other government agencies and regulatory bodies. Certain of our affiliates are also subject to various anti-terrorist financing, privacy, anti-money laundering regulations and economic sanctions laws and regulations established by various agencies.
The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers such as us, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940 imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act of 1940 and the Investment Company Act of 1940, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Investment Advisers Act of 1940, the Investment Company Act of 1940 or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.
Our trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements and market regulation policies in the United States and globally. In addition, the SEC has recently promulgated new rules that give effect to a section of the Dodd-Frank Act that requires municipal advisors to register with the SEC. The new rules require entities that provide certain types of advice to, or on behalf of, or solicit municipal entities or certain other persons, to register with the SEC and the Municipal Securities Rulemaking Board (“MSRB”) as municipal advisors, thereby subjecting those entities to new or additional regulation by the SEC and MSRB.
Our broker-dealer subsidiaries are subject to regulations that cover all aspects of the securities business. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA. These self-regulatory organizations have adopted extensive regulatory requirements relating to matters such as sales practices, compensation and disclosure, and conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or registered employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation or business of a broker-dealer. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of the regulated entity.
In addition, our asset managers also may be subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, particularly insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and related provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of ERISA plan clients and certain transactions by the fiduciaries (and several other related parties) to the plans. The Department of Labor, which administers ERISA, has been increasingly active in proposing and adopting regulations affecting the asset management industry, including the issuance for comment in April 2015 of a proposed fiduciary rule expanding the types of retirement advice covered by fiduciary protections.
Existing International Regulation
In our international business, we have fund management, asset management, broker-dealer and distribution subsidiaries domiciled in a number of jurisdictions, including Australia, Brazil, Japan, Hong Kong, Ireland, Poland, Singapore, Taiwan and the United Kingdom that are subject to extensive regulation under the laws of, and to supervision by, governmental authorities and regulatory agencies in each of these jurisdictions. Our international subsidiaries are also authorized or licensed to offer their products and services in several other countries around the world, and thus are subject to the laws of, and to supervision by, governmental authorities in these additional countries. In addition, a subsidiary of Permal is a Bahamas bank regulated by the Central Bank of the Bahamas. In some instances, our international subsidiaries are also affected by U.S. laws and regulations that have extra-territorial application. Our offshore proprietary funds are subject to the laws and regulatory bodies of the jurisdictions in which they are domiciled and, for funds listed on exchanges, to the rules of the applicable exchanges. Certain of our funds domiciled in Ireland and Luxembourg are also registered for public sale in several countries around the world and are subject to the laws of, and supervision by, the governmental authorities of those countries. All of these non-U.S. governmental authorities generally have broad supervisory and disciplinary powers, including, among others, the power to set minimum capital requirements, to temporarily or permanently revoke the authorization to carry on regulated business, to suspend registered employees, and to invoke censures and fines for both the regulated business and its registered employees.
The Financial Conduct Authority (“FCA”) currently regulates certain of our affiliates in the United Kingdom. Authorization by the FCA is required to conduct certain financial services related business in the United Kingdom under the Financial Services and Markets Act 2000. The FCA’s rules adopted under that Act govern capital resources requirements, senior management arrangements, conduct of business, interaction with clients, and systems and controls. The FCA monitors our compliance with its requirements through a combination of proactive engagement, event-driven and reactive supervision and thematic based reviews. Breaches of the FCA’s rules may result in a wide range of disciplinary actions.

In addition, certain of our affiliates must comply with the pan-European regulatory regime established by MiFID, which became effective on November 1, 2007 and regulates the provision of investment services and activities throughout the wider EEA. MiFID, the scope of which is being enhanced through MiFID 2, sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements.
Certain of our affiliates are subject to an EU regulation on OTC derivatives, central counterparties and trade repositories, which was adopted in August 2012 and which requires (i) the central clearing of standardized OTC derivatives, (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives and (iii) the reporting of all derivative contracts from February 2014.
In Australia, our affiliates are subject to various Australian federal and state laws and certain subsidiaries are regulated by the Australian Securities and Investments Commission (“ASIC”). ASIC is Australia’s corporate, markets and financial services regulator and is responsible for promoting investor, creditor and consumer protection.
Net Capital Requirements
We have three small, non-clearing broker-dealer subsidiaries that primarily distribute our funds and other asset management products. These broker-dealer subsidiaries are subject to net capital rules that mandate that they maintain certain levels of capital. In addition, certain of our subsidiaries that operate outside the United States are subject to net capital or liquidity requirements in the jurisdictions in which they operate. For example, in addition to requirements in other jurisdictions, our United Kingdom-based subsidiaries and our Singapore-based subsidiaries are subject to the net capital requirements of the FCA and the Monetary Authority of Singapore, respectively.

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
Risks Related to our Asset Management Business
Poor Investment Performance Could Lead to a Loss of Assets Under Management and a Decline in Revenues
We believe that investment performance is one of the most important factors for the maintenance and growth of our AUM. Poor investment performance, either on an absolute or relative basis, could impair our revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment advisory and other fees;

•	our ability to attract funds from existing and new clients might diminish; and

•	negative absolute investment performance will directly reduce our managed assets.
In addition, in the ordinary course of our business we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. From time to time, several of our key equity and fixed income asset managers generated poor investment performance, on a relative basis or an absolute basis, in certain products or accounts that they managed, which contributed to a significant reduction in their AUM and revenues and a reduction in performance fees., and one of our asset managers currently faces these issues. There can be no assurances as to when, or if, investment performance issues will negatively influence our AUM and revenues.
Assets Under Management May Be Withdrawn, Which May Reduce our Revenues and Net Income
Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of AUM, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third-party distributors with whom we have relationships, loss of key investment management or other personnel and financial market performance. This risk is underscored by the fact that we have one international client that represents approximately 9% (primarily liquidity assets) of our total AUM that generates approximately 2% of our operating revenues. In addition, in a declining securities market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts.
While we recorded approximately $16.5 billion in net long term inflows for the fiscal year ended March 31, 2015, we experienced net outflows of equity AUM for the last nine fiscal years due in part to investment performance issues. Though we experienced net long term inflows in fiscal year 2015, there can be no assurance that inflows will continue in the future. During fiscal years 2015 and 2014, we had $5.7 billion of net client outflows and $8.3 billion of net client inflows, respectively, driven by flows in liquidity assets. The fiscal year 2015 net outflows included $22.2 billion in liquidity outflows and $2.7 billion in equity outflows, which were partially offset by $19.2 billion in fixed income inflows. Fiscal year 2014 inflows were due to inflows in liquidity and fixed income of $12.1 billion and $1.2 billion, respectively, partially offset by outflows in equity assets of $5.0 billion.

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
Our AUM can generate very different revenues per dollar of managed assets based on factors such as the type of asset managed (equity assets generally produce greater revenues than fixed income assets), the type of client (institutional clients generally pay lower fees than other clients), the type of asset management product or service provided and the fee schedule of the asset manager providing the service. A shift in the mix of our AUM from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in our revenues even if our aggregate level of AUM remains unchanged or increases. A decrease in our revenues, without a commensurate reduction in expenses, will reduce our net income. Although we experienced a shift in the mix of our AUM during fiscal year 2015, during which our equity AUM increased from $186.4 billion (27% of our total AUM) on March 31, 2014 to $199.4 billion (28% of our total AUM) on March 31, 2015, there can be no assurances that this shift will continue. In addition, although equity AUM comprised a higher percentage of our total AUM as of March 31, 2015 as compared to March 31, 2014, average AUM advisory revenue yields, excluding performance fees, were 34 basis points in both years due to a less favorable product mix with lower yielding products comprising a higher percentage of our total average AUM for fiscal year 2015 as compared to fiscal year 2014. There can be no assurance that we will achieve a more favorable product mix in future fiscal years.
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
Unavailability of Appropriate Investment Opportunities Could Hamper our Investment Performance or Growth
An important component of investment performance is the availability of appropriate investment opportunities for new client funds. If any of our asset managers are not able to find sufficient investments for new client assets in a timely manner, the asset manager's investment performance could be adversely affected. Alternatively, if one of our asset managers does not have sufficient investment opportunities for new funds, it may elect to limit its growth by reducing the rate at which it receives new funds. Depending on, among other factors, prevailing market conditions, the asset manager's investment style, regulatory and other limits and the market sectors and types of opportunities in which the asset manager typically invests (such as less capitalized companies and other more thinly traded securities in which relatively smaller investments are typically made), the risks of not having sufficient investment opportunities may increase when an asset manager increases its AUM, particularly when the increase occurs very quickly. If our asset managers are not able to identify sufficient investment opportunities for new client funds, their investment performance or ability to grow may be reduced.

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

•	causing the value of our AUM to decrease, which would result in lower investment advisory and other fees;

•	causing our clients to withdraw funds in favor of investments they perceive offer greater opportunity or lower risk, which would also result in lower investment advisory and other fees; or

•	decreasing the performance fees earned by our asset managers.
There are often substantial fluctuations in price levels in the securities markets. These fluctuations can occur on a daily basis and over longer periods as a result of a variety of factors, including national and international economic and political events, broad trends in business and finance, and interest rate movements. Reduced securities market prices generally may result in reduced revenues from lower levels of AUM and loss or reduction in advisory, incentive and performance fees. Periods of reduced market prices may adversely affect our profitability because fixed costs remain relatively unchanged. Because we operate in one industry, the business cycles of our asset managers may occur contemporaneously. Consequently, the effect of an economic downturn may have a magnified negative effect on our business.
In addition, as of March 31, 2015, a substantial portion of our invested assets consisted of securities and other seed capital investments. A decline in the value of equity, fixed income or other alternative securities could lower the value of these investments and result in declines in our non-operating income and net income. Increases or decreases in the value of these investments could increase the volatility of our earnings.
Changes in Interest Rates Could Have Adverse Effects on our Assets Under Management
Increases in interest rates from their historically low present levels may adversely affect the net asset values of our AUM. In addition, in a rising interest rate environment, institutional investors may shift liquidity assets that we manage in pooled investment vehicles to direct investments in the types of assets in which the pooled vehicles invest in order to realize higher yields than those available in money market and other products or strategies holding lower-yielding instruments. Furthermore, increases in interest rates may result in reduced prices in equity markets. Conversely, decreases in interest rates could lead to outflows in fixed income or liquidity assets that we manage as investors seek higher yields. Any of these effects could lower our AUM and revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.
The current historically low interest rate environment affects the yields of money market funds, which are based on the income from the underlying securities less the operating costs of the funds. With short-term interest rates at or near zero, the operating expenses of money market funds may become greater than the income from the underlying securities, which reduces the yield of the money market funds to very low levels. In addition, bank deposits may become more attractive to investors and money market funds could experience redemptions, which could decrease our revenues and net income. We are monitoring the industry wide low yields of money market funds, which may result in negative yields, particularly in Europe, which could have a significant adverse effect on the industry in general and our liquidity business in particular. During the past four fiscal years, we voluntarily waived certain fees or assumed expenses of money market funds for competitive reasons, such as to maintain competitive yields, which reduces our advisory fee income and net income. These fee waivers for competitive reasons resulted in approximately $110 million in reduced investment advisory revenues in fiscal year 2015, and have continued into the present fiscal year.
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
The asset management industry has experienced from time to time the entry of many new firms, as well as significant consolidation as numerous asset management firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than we have. In addition, a number of heavily capitalized companies, including commercial banks and foreign entities have made investments in and acquired asset management firms. Access to mutual fund distribution channels has also become increasingly competitive. All of these factors could make it more difficult for us to compete, and no assurance can be given that we will be successful in competing and growing our AUM and business. If clients and potential clients decide to use the services of competitors, it could reduce our revenues and growth rate, and if our revenues decrease without a commensurate reduction in our expenses, our net income will be reduced. In this regard, there are a number of asset classes and product types that are not well covered by our current products and services. When these asset classes or products are in favor with investors, we will miss the opportunity to gain the assets under management that are being invested in these assets and face the risk of our managed assets being withdrawn in favor of competitors who provide services covering these classes or products. For example, to the extent there is a trend in the asset management business in favor of passive products such as index and certain types of exchange-traded funds, it favors our competitors who provide those products over active managers like our asset managers. In addition, our asset managers are not typically the lowest cost provider of asset management services. To the extent that we compete on the basis of price in any of our businesses, we may not be able to maintain our current fee structure in that business, which could adversely affect our revenues and net income. In the retail separately managed account program business, there has been a trend toward more open programs that involve more asset managers who provide only investment models which the financial institution sponsor's employees use to allocate assets. A number of the programs for which we provide services have followed this trend, and additional programs could do so in the future. This trend could result in AUM retention issues due to additional competition within the programs, particularly for products with performance issues, and reduced management fees, which are typical results of providing investment models rather than advisory services.
Our business is asset management. As a result, we may be more affected by trends and issues affecting the asset management industry, such as industry-wide regulatory issues and inquiries, publicity about, and public perceptions of the industry and asset management industry market cycles, than other financial services companies that have more diversified businesses.
We May Support Money Market Funds to Maintain Their Stable Net Asset Values, or Other Products we Manage, Which Could Affect our Revenues or Operating Results
Approximately 18% of our AUM as of March 31, 2015, consisted of assets in money market funds. Money market funds seek to preserve a stable net asset value. The money market funds our asset managers manage have always maintained this stable net asset value. However, there is no guarantee that this stable net asset value will be achieved in the future. Market conditions could lead to severe liquidity or security pricing issues, which could impact their net asset values. If the net asset value of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in AUM and reputational harm, which could have a material adverse effect on our revenues or net income.
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
Performance-Based Fee Arrangements May Increase the Volatility of our Revenues
A portion of our total revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset manager's ability to earn performance fees in future periods may be impaired. As of March 31, 2015, approximately 7% of our AUM was in accounts or products that are eligible to earn performance fees. We earned $83.5 million, $107.1 million and $98.6 million in performance fees during fiscal years 2015, 2014 and 2013, respectively. An increase or decrease in performance fees, or in performance-based fee arrangements with our clients, could create greater fluctuations in our revenues.
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

Our Funds-of-Hedge Funds Business Entails a Number of Additional Risks
Permal operates a portion of its business in the international funds-of-hedge funds business. The funds-of-hedge funds business typically involves clients being charged fees on two levels - at the funds-of-funds level and at the underlying funds level. These fees may include management fees and performance fees. There can be no assurance that Permal will not be forced to change its fee structures by competitive or other pressures or that Permal's fee structures will not hamper its growth. Furthermore, Permal, consistent with other funds-of-hedge funds managers, has experienced a trend in recent years of outflows in business from retail high net worth clients and inflows from institutional clients, which has negatively impacted Permal’s revenues and profits. There can be no assurance that Permal will be able to continue its transition into the institutional business, or that this transition will not further affect the revenues or profits of Permal. In addition, Permal may generate significant performance fees from time to time, which could increase the volatility of our revenues. See “Performance-Based Fee Arrangements May Increase the Volatility of our Revenues.” Because Permal operates in the funds-of-hedge funds business globally, it is exposed to a number of regulatory authorities and requirements in different jurisdictions.
Risks Related to our Company
Our Leverage May Affect our Business and May Restrict our Operating Results
At March 31, 2015, on a consolidated basis, we had approximately $1.1 billion in total indebtedness, excluding debt of consolidated investment vehicles for which we are not responsible, and total stockholders' equity of $4.5 billion, and our goodwill and other intangible assets were $1.3 billion and $3.3 billion, respectively. As of March 31, 2015, we had $750 million of additional borrowing capacity available under our various credit agreements, subject to certain conditions and compliance with the covenants in our bank debt agreements. As a result of this substantial indebtedness, we are currently required to use a portion of our cash flow to service interest on our debt, which will limit the cash flow available for other business opportunities. In addition, these servicing obligations will increase in the future as the principal payments on this debt become due or if we incur additional indebtedness.
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
As of March 31, 2015, under the terms of our bank credit agreement our ratio of net debt to Consolidated EBITDA was 1.3 to 1 and our ratio of Consolidated EBITDA to interest expense was 13.5 to 1, and, therefore, Legg Mason was in compliance with its bank financial covenants. If our net income significantly declines for any reason, it may be difficult to remain in compliance with these covenants. Similarly, to the extent that we spend our available cash for purposes other than repaying debt or acquiring businesses that increase our EBITDA, we will increase our net debt to Consolidated EBITDA ratio. Although there are actions that we may take if our financial covenant compliance becomes an issue, there can be no assurance that Legg Mason will remain in compliance with its bank debt covenants.
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
Acquisitions, related transactions and completed acquisitions, including the acquisitions of QS Investors and Martin Currie and the integration over time of Batterymarch and LMGAA into QS Investors and the combination of our Australian equities investment team into Martin Currie, pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.
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
If our Reputation is Harmed, we Could Suffer Losses in our Business, Revenues and Net Income
Our business depends on earning and maintaining the trust and confidence of clients and other market participants, and the resulting good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, employee misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or satisfactorily addressed. Regulatory sanctions or adverse litigation results can also cause substantial damage to our reputation. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our AUM, any of which could have a material adverse effect on our revenues and net income.
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
We depend on our headquarters, the offices of our subsidiaries, our operations centers and third-party providers for the continued operation of our business. The failure to maintain an infrastructure commensurate with the size and scope of our business, a disaster or a disruption in the infrastructure that supports our asset managers, or an event disrupting the ability of our employees to perform their job functions, including terrorist attacks or a disruption involving electrical communications, transportation or other services used by us or third parties with whom we conduct business, directly affecting our headquarters, the offices of our subsidiaries, our operations centers or the travel of our sales, client service and other personnel, may have a material adverse impact on our ability to continue to operate our business without interruption or impede the growth of our business. Although we have disaster recovery and business continuity programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. If we fail to keep business continuity plans up-to-date or if such plans, including secure back-up facilities and systems, are improperly implemented or deployed during a disruption, our ability to operate could be adversely impacted or our ability to comply with regulatory obligations leading to reputational harm, regulatory fines and sanctions. In addition, insurance and other safeguards might only partially reimburse us for our losses.

Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt operations and cause financial losses
Our operations rely on the effectiveness of our information and cyber security policies, procedures and capabilities to provide secure processing, storage and transmission of confidential and other information in our computer systems, networks and mobile devices and on the computer systems, networks and mobile devices of third parties on which we rely. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices, and those of third parties on whom we rely, may be vulnerable to cyber-attacks, sabotage, unauthorized access, computer viruses, worms or other malicious code, and other events that have a security impact. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information and could result in material financial loss, loss of competitive position, regulatory actions, breach of client contracts, reputational harm or legal liability. If one or more of such events occur, it potentially could jeopardize our or our clients', employees' or counterparties' confidential and other information processed and stored in, and transmitted through, our or third party computer systems, networks and mobile devices, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. As a result, we could experience material financial loss, loss of competitive position, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in our earnings. We may be required to spend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against fully or not fully covered through any insurance that we maintain.
We May Incur Charges Related to Leased Facilities
We continue to be exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. As of March 31, 2015, our future commitments from third parties under non-cancellable subleases were approximately $163 million, which in total, net of reserves, effectively offsets obligations under our leases for the properties. As of March 31, 2015, our total future lease commitments for office space that we vacated and are seeking to sublease were approximately $5 million, of which we reserved approximately $2 million through lease charges to our earnings during the fiscal year ended March 31, 2015. Under generally accepted accounting principles, at the time a sublease is entered into or space is deemed permanently abandoned, we must incur a charge equal to the present value of the amount by which the commitments under the lease exceeds the amount due, or amount expected to be received, under a sublease. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. This risk is underscored by the fact that one sub-tenant represents approximately half of the future sublease rent commitments described above. There can be no assurance that we will not recognize additional lease-related charges, which may be material to our results of operations.
Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets
Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the fiscal year ended March 31, 2013, we incurred aggregate impairment charges of $734 million ($508 million, net of taxes) primarily relating to domestic mutual fund contracts and Permal funds-of-hedge funds contracts. Changes in the assumptions underlying projected cash flows from the assets or reporting unit, resulting from market conditions, reduced AUM or other factors, could result in an impairment of any of these assets.
The domestic mutual fund contracts asset acquired in the 2005 acquisition of the Citigroup Asset Management (“CAM”) business of $2.1 billion and the Permal funds-of-hedge funds contracts assets of $698 million account for approximately 65% and 20%, respectively, of our indefinite-life intangible assets, while the goodwill in our reporting unit aggregates $1.3 billion. As of March 31, 2015, we also have $487 million of other indefinite-life intangible assets, which includes an indefinite-life mutual funds contract asset of $124 million recorded at fair value in connection with the acquisition of Martin Currie (Holdings) Limited in October 2014.
The carrying values of domestic mutual fund contracts and Permal funds-of-hedge funds contracts assets were both written down to their respective fair values as a result of the aforementioned impairments during the fiscal year ended March 31, 2013. As a result, decreases in our cash flow projections or increases in the discount rates, resulting from actual results or changes in assumptions, resulting from market conditions, reduced AUM, less favorable operating margins, lower yielding asset mixes, and other factors, may result in further impairments of these assets. There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce an additional impairment in either asset, particularly for the Permal funds-of-hedge funds contracts asset.
During the three months ended March 31, 2015, no triggering events required that we consider impairment tests of any of our intangible assets or goodwill subsequent to our annual December 31 impairment tests. We completed our annual impairment tests of goodwill and indefinite-life intangible assets during the quarter ended December 31, 2014, and determined that there was no impairment in the value of these assets as of December 31, 2014. Cash flows through December 31, 2014, from our Permal funds-of-hedge funds contracts were slightly lower than the growth assumptions related to the Permal fund-of-hedge funds contracts assets impairment testing at December 31, 2013. Therefore, market decreases, outflows or other changes in actual results or the assumptions noted above may result in an impairment of the Permal fund-of-hedge-funds.
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
Cash flows through December 31, 2014, from our domestic mutual fund contracts compared favorably to the growth assumptions related to the domestic mutual fund contracts assets impairment testing at December 31, 2013, but the related carrying value remains sensitive to changes in the actual results or assumptions noted above. Therefore, market decreases, outflows or other changes in actual results or the assumptions noted above may result in an impairment of the domestic mutual fund contracts assets. As of December 31, 2014, the date of our most recent annual testing, the estimated fair value of the domestic mutual fund contracts asset exceeded the related carrying value by approximately $865 million. Assuming all other factors remain the same, our actual results and/or changes in assumptions for the domestic mutual fund contracts cash flow projections over the long term would have to deviate by more than 30%, or the discount rate would have to increase from 13.5% to more than 16.5% for the asset to be deemed impaired. Cash flows from our reporting unit and other indicators of the reporting unit’s fair value have improved notably since December 31, 2014, such that its estimated fair value exceeds its aggregate carrying value by a material amount at December 31, 2014. However, changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced AUM or other factors, could still result in an impairment of goodwill.
There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce an additional impairment. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Intangible Assets and Goodwill.”
Our Deferred Tax Assets May Not Be Fully Realizable
As of March 31, 2015, we had approximately $702.2 million in U.S. federal deferred tax assets, which represent tax benefits that we expect to realize in future periods. Under accounting rules, we are required to recognize a charge to earnings to reduce our deferred tax assets if it is determined that any future tax benefits are not likely to be realized before they expire. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated. Those resulting from foreign tax credits generally expire 10 years after they are generated. In order to realize these future tax benefits, we estimate that we must generate approximately $3.5 billion in future U.S. earnings before the benefits expire. There can be no assurances that we will achieve this level of earnings before some portion of these tax benefits expires. In addition, our belief that we will likely be able to realize these future tax benefits is based in part upon our estimates of the timing of other differences in revenue and expense recognition between tax returns and financial statements and our understanding of the application of tax regulations, which may prove to be incorrect for any number of reasons, including future changes in tax or accounting regulations. If we are required to recognize a charge to earnings to reduce our deferred tax assets, the charge may be material to our earnings or financial condition.
We Are Exposed to a Number of Risks Arising From our International Operations
Our asset managers operate in a number of jurisdictions outside of the United States on behalf of international clients. We have offices in numerous countries and many cross border and local proprietary funds that are domiciled outside the United States. Our international operations require us to comply with the legal requirements of various foreign jurisdictions, expose us to the political consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences which, among other things, make it more difficult to repatriate to the United States the cash that we generate outside the U.S. At March 31, 2015, our total liquid assets, which include cash, cash equivalents and certain current investment securities, of $1.0 billion included approximately $378 million of cash and investments held by our foreign subsidiaries, some of which, if repatriated, may be subject to material tax effects. Furthermore, despite controls and other actions reasonably designed to mitigate these risks, our international operations expose us to risks arising from Legg Mason's potential responsibility for actions of third party agents and other representatives of our business operating outside our primary jurisdictions of operation. Our foreign business operations are also subject to the following risks:

•	difficulty in managing, operating and marketing our international operations;

•	fluctuations in currency exchange rates which may result in substantial negative effects on AUM and revenues in our U.S. dollar-based financial statements; and

•	significant adverse changes in foreign political, economic, legal and regulatory environments.
Legal and Regulatory Risks
Regulatory Matters May Negatively Affect our Business and Results of Operations
Our business is subject to regulation by various regulatory authorities around the world that are charged with protecting the interests of our clients. We could be subject to civil liability, criminal liability, or sanction, including revocation of our subsidiaries' registrations as investment advisers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, reputation, and business prospects. In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. Our profitability could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. In particular, we have incurred, and will continue to incur, significant additional costs as a result of regulatory changes affecting U.S. mutual funds and changes to European mutual fund regulation.
We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. The challenges associated with consistently interpreting regulations issued in multiple countries may add to such risks. For example, we note that the U.S. federal government has made, and has proposed further, significant changes to the regulatory structure of the financial services industry, and we expect to spend time and resources to comply with these regulatory changes. For a summary of the laws, regulations and regulators to which we are subject, see “Item 1 - Business - Regulation.”
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
Our Business Involves Risks of Being Engaged in Litigation and Liability That Could Increase our Expenses and Reduce our Net Income
Many aspects of our business involve substantial risks of liability. In the normal course of business, our asset managers are from time to time named as defendants or co-defendants in lawsuits, or are involved in disputes that involve the threat of lawsuits, seeking substantial damages. We are also involved from time to time in governmental and self-regulatory organization investigations and proceedings, including the regulatory proceedings discussed in Note 8 of Notes to Consolidated Financial Statements. In addition, we are involved in a tax dispute in Brazil arising from matters relating to the tax deductibility of goodwill amortization with respect to the Brazilian business of our subsidiary, Western Asset Management. The current amount involved in the dispute is over $40 million. It may take another five years or more to achieve final resolution of this matter as it potentially could go through multiple levels of appeal. During that time the current $40 million amount in dispute could increase to approximately $80 million due to additional interest and penalty accruals and denial of future year deductions. While there can be no assurance of the timing or outcome of this dispute, we and our local advisors believe that our tax position is correct and it is more likely than not that we will not be required to pay the taxes in question or any related interest and penalties.
In addition, the investment funds that our asset managers manage are subject to actual and threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our asset managers being liable to the funds for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims as well as class action suits seeking substantial damages. Any litigation can increase our expenses and reduce our net income.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We lease all of our office space. Our headquarters and certain other functions are located in an office building in Baltimore, Maryland, in which we currently hold under lease approximately 372,000 square feet, of which approximately 173,500 square feet has been subleased to third parties.
Our asset managers and other subsidiaries are housed in office buildings in 17 cities in 13 countries around the world. The largest of the leases include:

•
ClearBridge Investments, Western Asset Management and our distribution and administrative services subsidiaries currently occupy approximately 130,000 square feet in an office building located in New York, New York in which we hold under lease approximately 193,000 square feet. The remaining 63,000 square feet has been subleased to a third party;

•	Western Asset Management’s headquarters is housed in an office building in Pasadena, California in which we occupy approximately 190,000 square feet; and

•
our distribution and administrative services subsidiaries occupy approximately 79,000 square feet in an office building located in Stamford, Connecticut in which we hold under lease approximately 138,000 square feet. 47,000 square feet has been subleased to a third party. We are seeking to secure additional tenants to sublease the remaining 12,000 square feet.

See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report for a discussion of our lease obligations.
ITEM 3. LEGAL PROCEEDINGS.
Our current and former subsidiaries have been the subject of customer complaints and have also been named as defendants in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. For example, we are aware of litigation against certain underwriters of offerings in which one or more of our former subsidiaries was a participant, but where the former subsidiary is not now a defendant. In these latter cases, it is possible that we may be called upon to contribute to settlements or judgments. In the normal course of our business, our current and former subsidiaries have also received subpoenas and are currently involved in governmental and self-regulatory agency inquiries, investigations and, from time to time, proceedings. While the ultimate resolution of any threatened or pending litigation, regulatory investigations and other matters cannot be currently determined, in the opinion of our management, after consultation with legal counsel, due in part to the preliminary nature of certain of these matters, we are currently unable to estimate the amount or range of potential losses from these matters, and our financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report.
ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.
Information (not included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:
Thomas K. Hoops, age 50, was appointed Executive Vice President and Head of Business and Product Development in January 2014. From March 2000 through January 2014, Mr. Hoops held a variety of positions at Wells Fargo Corporation and its predecessors, most recently as Head of Affiliated Managers at Wells Fargo Asset Management. Prior to joining Wells Fargo / Wachovia, he was a Managing Director at a boutique investment bank which specialized in M&A advisory services for emerging growth and middle-market companies and their owners. He began his career as a credit analyst at First Union National Bank in Charlotte.
Terence Johnson, age 42, was appointed Head of Global Distribution in March 2013 and elected Executive Vice President in April 2013.  Since October 2012, he had been serving as interim Head of Global Distribution, overseeing U.S. Distribution, International Distribution, Global Product Development, Marketing, and Administration and Operations of the division.  Prior to that, Mr. Johnson headed International Distribution at Legg Mason.  Mr. Johnson joined Legg Mason in December 2005 from Citigroup Asset Management following its acquisition by Legg Mason.
Thomas C. Merchant, age 47, was appointed General Counsel in March 2013 and elected Executive Vice President in April 2013.  Mr. Merchant continues to serve as Corporate Secretary, a position he has held since 2008.  Mr. Merchant oversees Legg Mason's legal and compliance departments. Mr. Merchant previously served as Corporate General Counsel and Deputy General Counsel.  Mr. Merchant joined Legg Mason as Associate General Counsel in 1998.
Peter H. Nachtwey, age 59, was elected Chief Financial Officer and Senior Executive Vice President of Legg Mason in January 2011 when he joined the firm. From July 2007 through December 2010, Mr. Nachtwey served as Chief Financial Officer of The Carlyle Group, an alternative investment management firm, where he had responsibility for all of the financial and a number of the operational functions at the firm. Prior to The Carlyle Group, Mr. Nachtwey spent more than 25 years at Deloitte & Touche, LLP, an accounting firm, most recently as Managing Partner of the Investment Management practice.
Ursula Schliessler, age 56, was appointed Chief Administrative Officer in March 2015 and elected Executive Vice President in April 2015. Ms. Schliessler oversees Legg Mason's technology, human resources, risk management, internal audit and global fund accounting. Prior to her appointment as Chief Administrative Officer, Ms. Schliessler served as Head of Global Distribution Business Management for Legg Mason, managing day to day operations and aligning strategic initiatives to support the growth of Legg Mason's retail business. Ms. Schliessler has been in senior roles with Legg Mason or predecessor firms since 1988, with a brief interruption between 2007 and 2010.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2015, there were approximately 1,300 holders of record of Legg Mason common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal Year 2015
Cash dividend declared per share	$0.16	$0.16	$0.16	$0.16
Stock price range:
High	59.19	57.15	52.00	51.80
Low	52.16	45.78	45.68	43.25
Fiscal Year 2014
Cash dividend declared per share	$0.13	$0.13	$0.13	$0.13
Stock price range:
High	49.50	44.09	35.85	37.04
Low	39.60	32.44	30.28	29.28
We expect to continue paying cash dividends. However, the declaration of dividends is subject to the discretion of our Board of Directors. In determining whether to declare dividends, or how much to declare in dividends, our Board will consider factors it deems relevant, which may include our results of operations and financial condition, our financial requirements, general business conditions and the availability of funds from our subsidiaries, including all restrictions on the ability of our subsidiaries to provide funds to us. On April 28, 2015, our Board of Directors declared a regular, quarterly dividend of $0.20 per share, increasing the regular, quarterly dividend rate paid on shares of our common stock during the prior fiscal quarter.
Purchases of our Common Stock
The following table sets out information regarding our purchases of Legg Mason common stock during the quarter ended March 31, 2015:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs(3)	(d) Approximate dollar value that may yet be purchased under the plans or programs(3)
January 1, 2015 Through January 31, 2015	366,137	$53.74	363,185	$1,083,966,618
February 1, 2015 Through February 28, 2015	442,574	57.17	442,574	1,058,664,143
March 1, 2015 Through March 31, 2015	796,417	56.73	795,904	1,013,514,861
Total	1,605,128	$56.17	1,601,663	$1,013,514,861

(1) Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.
(3) In connection with a capital plan announced on May 16, 2012, our Board of Directors approved a share repurchase authorization for up to $1 billion for purchases of common stock. All but $14 million of the share repurchases under this authorization were completed by March 2015, and the remaining share repurchases under this authorization were completed in April 2015. On January 27, 2015, our Board of Directors approved a new share repurchase authorization for up to $1 billion for additional repurchases of common stock. There is no expiration attached to this share repurchase authorization.

ITEM 6. SELECTED FINANCIAL DATA.
(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years ended March 31,
	2015	2014	2013	2012	2011
OPERATING RESULTS
Operating Revenues	$2,819,106	$2,741,757	$2,612,650	$2,662,574	$2,784,317
Operating expenses, excluding impairment	2,320,887	2,310,864	2,313,149	2,323,821	2,397,509
Impairment of intangible assets and goodwill	—	—	734,000	—	—
Operating Income (Loss)	498,219	430,893	(434,499)	338,753	386,808
Other non-operating expense, net, including $107,074 debt extinguishment loss in July 2014 and $68,975 in May 2012	(136,114)	(13,726)	(73,287)	(54,006)	(23,315)
Other non-operating income (expense) of consolidated investment vehicles, net	5,888	2,474	(2,821)	18,336	1,704
Income (Loss) before Income Tax Provision (Benefit)	367,993	419,641	(510,607)	303,083	365,197
Income tax provision (benefit)	125,284	137,805	(150,859)	72,052	119,434
Net Income (Loss)	242,709	281,836	(359,748)	231,031	245,763
Less: Net income (loss) attributable to noncontrolling interests	5,629	(2,948)	(6,421)	10,214	(8,160)
Net Income (Loss) Attributable to Legg Mason, Inc.	$237,080	$284,784	$(353,327)	$220,817	$253,923

PER SHARE
Net Income (Loss) per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	$2.06	$2.34	$(2.65)	$1.54	$1.63
Diluted	$2.04	$2.33	$(2.65)	$1.54	$1.63
Weighted-Average Number of Shares Outstanding: (1)
Basic	112,019	121,941	133,226	143,292	155,321
Diluted	113,246	122,383	133,226	143,349	155,484
Dividends Declared	$0.64	$0.52	$0.44	$0.32	$0.20
BALANCE SHEET
Total Assets	$7,073,977	$7,111,349	$7,269,660	$8,555,747	$8,707,756
Long-term debt	1,058,089	1,039,264	1,144,954	1,136,892	1,201,868
Total Stockholders' Equity	4,484,901	4,724,724	4,818,351	5,677,291	5,770,384
FINANCIAL RATIOS AND OTHER DATA
Adjusted Income (2)	$378,751	$417,805	$347,169	$397,030	$439,248
Adjusted Income per diluted share (2)	$3.26	$3.41	$2.61	$2.77	$2.83
Operating Margin	17.7%	15.7%	(16.6)%	12.7%	13.9%
Operating Margin, as Adjusted (3)	23.0%	22.0%	17.5%	22.3%	24.3%
Total debt to total capital (4)	19.1%	18.0%	19.2%	19.6%	20.1%
Assets under management (in millions)	$702,724	$701,774	$664,609	$643,318	$677,646
Full-time employees	2,982	2,843	2,975	2,979	3,395

(1)
Excludes weighted-average unvested restricted shares deemed to be participating securities for the year ended March 31, 2015. See Note 12 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data.

(2)
Adjusted Income is a non-GAAP performance measure. We define Adjusted Income as Net Income (Loss) Attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairment, if any. We also adjust for certain non-core items, such as intangible asset impairments, the impact of fair value adjustments of contingent consideration liabilities, if any, the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets, and loss on extinguishment of contingent convertible debt. The calculation of Adjusted Income per diluted share includes weighted-average unvested restricted shares. See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

Legg Mason, Inc., a holding company, with its subsidiaries (which collectively comprise "Legg Mason") is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the U.S. and the U.K. and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Luxembourg, Poland, Singapore, Spain, Switzerland and Taiwan. All references to fiscal 2015, 2014 or 2013, refer to our fiscal year ended March 31 of that year. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

Our operating revenues primarily consist of investment advisory fees from separate accounts and funds, and distribution and service fees. Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks or hurdle rates. The largest portion of our performance fees is earned based on 12-month performance periods that end in differing quarters during the year, with a portion based on quarterly performance periods. Distribution and service fees are received for distributing investment products and services, for providing other support services to investment portfolios, or for providing non-discretionary advisory services, and are generally calculated as a percentage of the assets in an investment portfolio or as a percentage of new assets added to an investment portfolio. Our revenues, therefore, are dependent upon the level of our assets under management ("AUM") and assets under advisement ("AUA") and fee rates, and thus are affected by factors such as securities market conditions, our ability to attract and maintain AUM and key investment personnel, and investment performance. Our AUM primarily vary from period to period due to inflows and outflows of client assets as well as market performance. Client decisions to increase or decrease their assets under our management, and decisions by potential clients to utilize our services, may be based on one or more of a number of factors. These factors include our reputation in the marketplace, the investment performance (both absolute and relative to benchmarks or competitive products) of our products and services, the fees we charge for our investment services, the client or potential client's situation, including investment objectives, liquidity needs, investment horizon and amount of assets managed, our relationships with distributors and the external economic environment, including market conditions.

The fees that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of AUM, the asset management affiliate that provides the services, and the type of services (and investment objectives) that are provided. Fees charged for equity asset management services are generally higher than fees charged for fixed income or liquidity asset management services. Accordingly, our revenues and average advisory revenue yields will be affected by the composition of our AUM, with changes in the relative level of equity assets and alternatives typically more significantly impacting our revenues and average advisory revenue yields. Average advisory revenue yields are calculated as the ratio of annualized investment advisory fees, excluding performance fees, to average AUM. In addition, in the ordinary course of our business, we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. We have revenue sharing agreements in place for most of our asset management affiliates, under which specified percentages of the affiliates' revenues are required to be distributed to us and the balance of the revenues is retained by the affiliates to pay their operating expenses, including compensation expenses, but excluding certain expenses and income taxes. Under these agreements, our asset management affiliates retain different percentages of revenues to cover their costs. As such, our Net Income (Loss) Attributable to Legg Mason, Inc., operating margin and compensation as a percentage of operating revenues are impacted based on which affiliates and products generate our AUM, and a change in AUM at one affiliate or with respect to one product or class of products can have a dramatically different effect on our revenues and earnings than an equal change at another affiliate or in another product or class of products. In addition, from time to time, we may agree to changes in revenue sharing agreements and other arrangements with our asset management personnel, which may impact our compensation expenses and profitability.

The most significant component of our cost structure is employee compensation and benefits, of which a majority is variable in nature and includes incentive compensation that is primarily based upon revenue levels, non-compensation related operating expense levels at revenue share-based affiliates, and our overall profitability. The next largest component of our cost structure is distribution and servicing expense, which consists primarily of fees paid to third-party distributors for selling our asset management products and services and are largely variable in nature. Certain other operating costs are typically consistent from period to period, such as occupancy, depreciation and amortization, and fixed contract commitments for market data, communication and technology services, and usually do not decline with reduced levels of business activity or, conversely, usually do not rise proportionately with increased business activity.

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the U.S., but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices and interest rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors included herein.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, commercial banks, insurance companies and other financial services companies. The industry has been impacted by continued economic uncertainty, the constant introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been impacted by regulatory and legislative changes. Responding to these changes and keeping abreast of regulatory developments, has required, and will continue to require, us to incur costs that continue to impact our profitability.

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
Evaluate and reallocate resources within and to our distribution platform to continue to maintain and enhance our leading distribution function with the capability to offer solutions to relevant investment challenges and grow market share worldwide

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

In connection with these strategic priorities, on October 1, 2014, we acquired Martin Currie (Holdings) Limited ("Martin Currie"). Martin Currie is a leading global equities specialist based in the United Kingdom with approximately $9.5 billion of AUM as of the date of acquisition. In connection with this acquisition, as of January 1, 2015, our legacy Australian asset manager became part of Martin Currie and was renamed Martin Currie Australia ("MC Australia").

Also in connection with these strategic priorities, effective May 31, 2014, we acquired QS Investors Holdings, LLC ("QS Investors"). During the year ended March 31, 2015, we incurred approximately $35.8 million in expenses related to the integration over time of two of our existing affiliates, Batterymarch Financial Management, Inc. ("Batterymarch") and Legg Mason Global Asset Allocation, LLC ("LMGAA") into QS Investors. Additional costs related to the integration are not expected to be material.

In addition, on November 7, 2014, we completed the sale of all of our equity interests in Legg Mason Investment Counsel & Trust Company N.A. ("LMIC"), to Stifel Financial Corporation's Global Wealth Management business, which did not have a material impact on our consolidated financial condition or results of operations.

See Notes 2 and 8 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data included herein for additional information regarding acquisitions and dispositions.

During the years ended March 31, 2015 and 2014, we also incurred $1.6 million and $29.4 million, respectively, in expenses related to various corporate initiatives implemented in fiscal 2014, including closing down and reorganizing certain businesses, and ongoing efforts to increase efficiency and effectiveness. Savings realized as a result of these corporate initiatives are being reinvested into our centralized global distribution business. As a result of reinvesting these savings and other additional investments, we incurred expenses of approximately $11 million in the year ended March 31, 2015 and expect these expenses to continue at an annual rate of approximately $28 million to $32 million going forward.

Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2015 was $237.1 million, or $2.04 per diluted share, as compared to $284.8 million, or $2.33 per diluted share for the year ended March 31, 2014.  Average AUM and total revenues increased in fiscal 2015, as compared to fiscal 2014, as further discussed below.

Strong overall investment performance and improved sales from our global distribution function contributed to net client inflows in long-term AUM in the year ended March 31, 2015, while total net client flows were negative as a result of outflows in liquidity AUM. Increases in AUM due to the Martin Currie and QS Investors acquisitions, net client inflows in long-term AUM, and positive market performance, were offset in part by the reclassification of certain client assets previously reported as AUM to AUA, as further discussed below, net client outflows in liquidity AUM, and the impact of the sale of LMIC.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

During fiscal 2015, the economic environment was characterized by continued domestic growth with improved economic data in the U.S., with overall markets remaining sensitive to increasing concern over economic conditions in other countries.

All three major U.S. equity market indices increased during the past three fiscal years, while bond indices were mixed, as illustrated in the table below:

	% Change for the year ended March 31:
Indices(1)	2015	2014	2013
Dow Jones Industrial Average	8.0%	12.9%	10.3%
S&P 500	10.4%	19.3%	11.4%
NASDAQ Composite Index	16.7%	28.5%	5.7%
Barclays Capital U.S. Aggregate Bond Index	5.7%	(0.1)%	3.8%
Barclays Capital Global Aggregate Bond Index	(3.7)%	1.9%	1.3%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

The following table sets forth, for the periods indicated, amounts in the Consolidated Statements of Income (Loss) as a percentage of operating revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Operating Revenues			Period to Period Change(1)
	Years Ended March 31,			2015 Compared	2014 Compared
	2015	2014	2013	to 2014	to 2013
Operating Revenues
Investment advisory fees
Separate accounts	29.2%	28.4%	28.0%	6.0%	6.4%
Funds	54.8	54.7	55.3	2.9	3.8
Performance fees	3.0	3.9	3.8	(22.0)	8.6
Distribution and service fees	12.8	12.7	12.6	3.9	5.2
Other	0.2	0.3	0.3	(32.1)	16.7
Total Operating Revenues	100.0	100.0	100.0	2.8	4.9
Operating Expenses
Compensation and benefits	43.7	44.1	45.5	1.9	1.8
Distribution and servicing	21.1	22.6	23.0	(3.9)	3.1
Communications and technology	6.5	5.8	5.7	15.5	5.5
Occupancy	3.9	4.2	6.6	(4.8)	(33.0)
Amortization of intangible assets	0.1	0.4	0.5	(78.9)	(12.1)
Impairment of intangible assets	—	—	28.1	n/m	n/m
Other	7.0	7.2	7.2	1.3	4.0
Total Operating Expenses	82.3	84.3	116.6	0.4	(24.2)
Operating Income (Loss)	17.7	15.7	(16.6)	15.6	n/m
Other Non-Operating Income (Expense)
Interest income	0.3	0.2	0.3	17.2	(15.8)
Interest expense	(2.1)	(1.9)	(2.4)	10.2	(15.9)
Other income (expense), net	(3.0)	1.2	(0.7)	n/m	n/m
Other non-operating income (expense) of consolidated investment vehicles, net	0.2	0.1	(0.1)	n/m	n/m
Total other non-operating expense	(4.6)	(0.4)	(2.9)	n/m	(85.2)
Income (Loss) before Income Tax Provision (Benefit)	13.1	15.3	(19.5)	(12.3)	n/m
Income tax provision (benefit)	4.5	5.0	(5.7)	(9.1)	n/m
Net Income (Loss)	8.6	10.3	(13.8)	(13.9)	n/m
Less: Net income (loss) attributable to noncontrolling interests	0.2	(0.1)	(0.3)	n/m	(54.1)
Net Income (Loss) Attributable to Legg Mason, Inc.	8.4%	10.4%	(13.5)%	(16.8)	n/m
n/m-not meaningful

(1)	Calculated based on the change in actual amounts between fiscal years as a percentage of the prior year amount.

ASSETS UNDER MANAGEMENT AND ASSETS UNDER ADVISEMENT

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Small Cap Core	•	U.S. Credit Aggregate	•	U.S. Municipal Cash
•	Large Cap Value	•	Global Opportunistic Fixed Income
•	Equity Income	•	Global Government
•	International Equity	•	U.S. Municipal
•	Sector Equity	•	Global Fixed Income
•	Mid Cap Core	•	U.S. Long Duration
•	Emerging Markets Equity	•	U.S. Limited Duration
•	Global Equity	•	U.S. High Yield
•	Large Cap Core	•	Emerging Markets

The components of the changes in our AUM (in billions) for the years ended March 31, were as follows:

	2015	2014	2013
Beginning of period	$701.8	$664.6	$643.3
Net client cash flows
Investment funds, excluding liquidity funds(1)
Subscriptions	72.1	52.1	44.9
Redemptions	(61.2)	(58.1)	(49.0)
Separate account flows, net	5.6	2.2	(27.3)
Total long-term flows	16.5	(3.8)	(31.4)
Liquidity fund flows, net	(21.3)	11.8	19.8
Separate account flows, net	(0.9)	0.3	(0.1)
Total liquidity flows	(22.2)	12.1	19.7
Total net client cash flows	(5.7)	8.3	(11.7)
Market performance and other (2)	1.6	30.2	34.2
Acquisitions (dispositions), net (3)	5.0	(1.3)	(1.2)
End of period	$702.7	$701.8	$664.6

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes the positive impact of market performance and other, including the reinvestment of dividends and other, of $32.9 billion, $35.1 billion, and $42.5 billion, for the years ended March 31, 2015, 2014, and 2013, respectively, and the negative impact of foreign currency exchange rate movements of $18.5 billion, $4.9 billion, and $8.3 billion, primarily related to fixed income securities, for the years ended March 31, 2015, 2014 and 2013, respectively. Fiscal 2015 also includes the reclassification of $12.8 billion of client assets from AUM to AUA in the first quarter of fiscal 2015.

(3)
The year ended March 31, 2015 includes $9.5 billion related to the acquisition of Martin Currie and $5.0 billion related to the acquisition of QS Investors, offset in part by $9.5 billion related to the disposition of LMIC.

AUM at March 31, 2015 was $702.7 billion, an increase of $0.9 billion, or 0.1%, from March 31, 2014.  Total net client outflows were $5.7 billion, as net client outflows of $22.2 billion from the liquidity asset class were substantially offset by $16.5 billion of net client inflows into long-term asset classes. In fiscal 2015, we experienced net inflows into long-term asset classes for the first time since fiscal 2007. Net long-term asset inflows were comprised of fixed income inflows of $19.2 billion offset in part by equity outflows of $2.7 billion. Fixed income inflows were primarily in products managed by Brandywine Global Investment Management, LLC ("Brandywine") and Western Asset Management Company ("Western Asset"). Equity net outflows were primarily in products managed at Royce & Associates ("Royce"), for which outflows are expected to continue for the near-term, and QS Investors, including legacy Batterymarch, and were partially offset by equity inflows at ClearBridge Investments, LLC (“ClearBridge”) and Brandywine. We generally earn higher fees and profits on equity AUM, and outflows in the equity asset class will more negatively impact our revenues and Net Income (Loss) Attributable to Legg Mason, Inc. than would outflows in other asset classes. Market performance and other totaled $1.6 billion, as the positive impact of market performance and other of $32.9 billion was substantially offset by the negative impact of foreign currency exchange rate fluctuations of $18.5 billion and the reclassification of $12.8 billion of client assets from AUM to AUA in the first quarter of fiscal 2015, as further discussed below. Acquisitions (dispositions), net, totaled $5.0 billion, with $9.5 billion related to the acquisition of Martin Currie and $5.0 billion related to the acquisition of QS Investors, offset in part by $9.5 billion related to the disposition of LMIC.

AUM at March 31, 2014 was $701.8 billion, an increase of $37.2 billion, or 6%, from March 31, 2013.  Total net client inflows were $8.3 billion, as $12.1 billion of net client inflows into the liquidity asset class were offset in part by $3.8 billion of net client outflows from long-term asset classes. Net long-term asset outflows were comprised of equity outflows of $5.0 billion, offset in part by fixed income inflows of $1.2 billion. Equity outflows occurred in products managed at Royce, legacy Batterymarch, The Permal Group, Ltd. ("Permal"), and Legg Mason Capital Management (renamed ClearBridge, LLC), and were partially offset by equity inflows at ClearBridge. Fixed income inflows were primarily in products managed by Brandywine, and were partially offset by outflows principally at Western Asset, including $4.8 billion in outflows from a single, low-fee global sovereign mandate. Market performance and other totaled $30.2 billion, as the positive impact of market performance and other of $35.1 billion was offset in part by the negative impact of foreign currency exchange fluctuations of $4.9 billion. Dispositions of $1.3 billion resulted from the sale of a small affiliate.

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

AUM by Asset Class
AUM by asset class (in billions) for the years ended March 31 were as follows:

							% Change
	2015	% of Total	2014	% of Total	2013	% of Total	2015 Compared to 2014	2014 Compared to 2013
Equity	$199.4	28%	$186.4	27%	$161.8	24%	7%	15%
Fixed Income	376.1	54	365.2	52	365.1	55	3	—
Liquidity	127.2	18	150.2	21	137.7	21	(15)	9
Total	$702.7	100%	$701.8	100%	$664.6	100%	—%	6%

Average AUM by asset class (in billions) for the years ended March 31 were as follows:

							% Change
	2015	% of Total	2014	% of Total	2013	% of Total	2015 Compared to 2014	2014 Compared to 2013
Equity	$195.4	28%	$172.8	26%	$152.1	24%	13%	14%
Fixed Income	367.1	52	358.7	54	364.5	56	2	(2)
Liquidity	140.0	20	135.9	20	128.9	20	3	5
Total	$702.5	100%	$667.4	100%	$645.5	100%	5%	3%

The component changes in our AUM by asset class (in billions) for the fiscal years ended March 31, 2015, 2014 and 2013, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2012	$163.4	$356.1	$123.8	$643.3
Investment funds, excluding liquidity funds
Subscriptions	18.9	26.0	—	44.9
Redemptions (1)	(26.4)	(22.6)	—	(49.0)
Separate account flows, net	(12.9)	(14.4)	(0.1)	(27.4)
Liquidity fund flows, net	—	—	19.8	19.8
Net client cash flows	(20.4)	(11.0)	19.7	(11.7)
Market performance and other (2)	13.4	20.0	0.8	34.2
Acquisitions (dispositions), net	5.4	—	(6.6)	(1.2)
March 31, 2013	161.8	365.1	137.7	664.6
Investment funds, excluding liquidity funds
Subscriptions	27.0	25.1	—	52.1
Redemptions (1)	(30.1)	(28.0)	—	(58.1)
Separate account flows, net	(1.9)	4.1	0.3	2.5
Liquidity fund flows, net	—	—	11.8	11.8
Net client cash flows	(5.0)	1.2	12.1	8.3
Market performance and other (2)	30.9	(1.1)	0.4	30.2
Acquisitions (dispositions), net	(1.3)	—	—	(1.3)
March 31, 2014	186.4	365.2	150.2	701.8
Investment funds, excluding liquidity funds
Subscriptions	29.4	42.7	—	72.1
Redemptions	(33.7)	(27.5)	—	(61.2)
Separate account flows, net	1.6	4.0	(0.9)	4.7
Liquidity fund flows, net	—	—	(21.3)	(21.3)
Net client cash flows	(2.7)	19.2	(22.2)	(5.7)
Market performance and other (2)	8.7	(6.3)	(0.8)	1.6
Acquisitions (dispositions), net (3)	7.0	(2.0)	—	5.0
March 31, 2015	$199.4	$376.1	$127.2	$702.7
(1) Fixed income redemptions include $4.7 billion and $6.4 billion for the years ended March 31, 2014 and 2013, respectively, related to a single, low-fee global sovereign mandate client. Assets related to this client were reclassified from AUM to AUA during the first quarter of fiscal 2015, as further discussed below.
(2) Total market performance and other includes the positive impact of market performance and other, including the reinvestment of dividends and other, of $32.9 billion, $35.1 billion, and $42.5 billion, for the years ended March 31, 2015, 2014, and 2013, respectively, and the negative impact of foreign currency exchange rate movements of $18.5 billion, $4.9 billion, and $8.3 billion, for the years ended March 31, 2015, 2014 and 2013, respectively, primarily related to fixed income securities. The year ended March 31, 2015, also includes the reclassification of $12.8 billion of client assets from AUM to AUA during the first quarter of fiscal 2015.

(3)
Total acquisitions (dispositions), net, for the year ended March 31, 2015, includes $9.5 billion and $5.0 billion related to the acquisitions of Martin Currie and QS Investors, respectively, offset in part by $9.5 billion related to the disposition of LMIC.

AUM by Distribution Channel
Broadly, we have two principal distribution channels, Global Distribution and Affiliate/Other, through which we sell a variety of investment products and services. Global Distribution, which consists of our centralized global distribution operations, principally sells U.S. and international mutual funds and other commingled vehicles, retail separately managed account programs, and sub-advisory accounts for insurance companies and similar clients. Affiliate/Other consists of the distribution operations within our asset managers which principally sell institutional separate account management, liquidity (money market) funds, and funds-of-hedge funds.

The component changes in our AUM by distribution channel (in billions) for the years ended March 31, 2015, 2014 and 2013, were as follows:

	Global Distribution	Affiliate/Other		Total
March 31, 2012	$220.6	$422.7		$643.3
Net client cash flows, excluding liquidity funds	2.2	(33.7)		(31.5)
Liquidity fund flows, net	—	19.8		19.8
Net client cash flows	2.2	(13.9)		(11.7)
Market performance and other	9.3	24.9		34.2
Acquisitions (dispositions), net	—	(1.2)		(1.2)
March 31, 2013	232.1	432.5		664.6
Net client cash flows, excluding liquidity funds	(1.2)	(2.3)		(3.5)
Liquidity fund flows, net	—	11.8		11.8
Net client cash flows	(1.2)	9.5		8.3
Market performance and other	16.5	13.7		30.2
Acquisitions (dispositions), net	—	(1.3)		(1.3)
March 31, 2014	247.4	454.4		701.8
Net client cash flows, excluding liquidity funds	16.4	(0.8)		15.6
Liquidity fund flows, net	—	(21.3)		(21.3)
Net client cash flows	16.4	(22.1)		(5.7)
Market performance and other	6.2	(4.6)		1.6
Acquisitions (dispositions), net	—	5.0	(1)	5.0
March 31, 2015	$270.0	$432.7		$702.7
(1) Includes $9.5 billion related to the acquisition of Martin Currie, $5.0 billion related to the acquisition of QS Investors, offset in part by $9.5 billion related to the disposition of LMIC.

Effective Fee Rates
Our overall effective fee rate across all asset classes and distribution channels was approximately 34 basis points for each of the years ended March 31, 2015, 2014 and 2013.  Fees for managing equity assets are generally higher, averaging approximately 65 basis points for the year ended March 31, 2015, 70 basis points for the year ended March 31, 2014, and 75 basis points for the year ended March 31, 2013. The average fees rate for managing equity assets has declined over the last three years due to a shift in the mix of equity assets from higher fee equity products to lower fee equity products. This compares to fees for managing fixed income assets, which averaged approximately 30 basis points for the year ended March 31, 2015, and 25 basis points for each of the years ended March 31, 2014, and 2013, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the years ended March 31, 2015, 2014, and 2013.  Equity assets are primarily managed by ClearBridge, Royce, Brandywine, Permal, QS Investors (including legacy Batterymarch assets) and Martin Currie; fixed income assets are primarily managed by Western Asset, Brandywine, and Permal; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 50 basis points for each of the years ended March 31, 2015, 2014 and 2013, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 30 basis points for each of the years ended March 31, 2015, 2014 and 2013.

Investment Performance

Overall investment performance of our AUM for the years ended March 31, 2015, 2014 and 2013, was generally positive compared to relevant benchmarks.

Year ended March 31, 2015
For the year ended March 31, 2015, most U.S. indices produced positive returns. The best performing was the NASDAQ Composite, returning 16.7%. These returns were achieved in an economic environment characterized by uneven global growth and heightened sensitivity to economic news such as declining oil prices and unrest in the Middle East.

In the fixed income markets, the Federal Reserve kept the target rate and discount rate steady while signaling an increase in the Federal Reserve funds target rate in the near term. Overall, the yield curve flattened over the year as many long-dated yields declined.

The lowest performing fixed income sector for the year was high yield bonds, as measured by the Barclays U.S. High Yield Index, which returned 2.0%.  The best performing fixed income sector for the year was corporate bonds as measured by the Barclays U.S. Credit Index, which returned 6.7%.

Year ended March 31, 2014
For the year ended March 31, 2014, most U.S. indices produced positive returns. The best performing was the NASDAQ Composite, returning 28.5%. These returns were achieved in an economic environment characterized by uneven global growth and heightened sensitivity to economic news, such as concerns for economic growth in China and the ongoing Ukraine/Russia crisis.

In the fixed income markets, the Federal Reserve kept the target rate and discount rate steady while tapering the bond-buying program. The yield curve steepened over the year but flattened in the last quarter as many long-dated yields declined.

The lowest performing fixed income sector for the year was U.S. Treasury Inflation Protected Securities ("TIPS"), as measured by the Barclays U.S. TIPS Index which declined 6.5%.  The best performing fixed income sector for the year was high yield bonds as measured by the Barclays U.S. High Yield Bond Index, which returned 7.5% as of March 31, 2014.

Year ended March 31, 2013
For the year ended March 31, 2013, most U.S. indices produced positive returns. The best performing was the S&P 400 Mid Cap Index, which returned 17.8%. These returns were achieved in an economic environment characterized by uneven domestic growth and heightened sensitivity to economic news which included improving unemployment and housing figures, the anticipation and implementation of the sequestration, concerns surrounding the fiscal cliff, and periodic developments in the continuing European sovereign debt crisis.

In the fixed income markets, the Federal Reserve affirmed its commitment to hold the federal funds rate at historic lows, by beginning a third round of quantitative easing and continuing support of the secondary mortgage market. These actions were taken to keep interest rates low and stimulate economic growth, and resulted in a downward shift in the yield curve over the year.

The lowest performing fixed income sector for the year was U.S. government bonds, as measured by the Barclays U.S. Government Bond Index, which returned 3.0%.  The best performing fixed income sector for the year was high yield bonds as measured by the Barclays U.S. High Yield Bond Index, which returned 13.1%.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of March 31, 2015, 2014 and 2013, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2015				As of March 31, 2014				As of March 31, 2013
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	67%	84%	86%	88%	75%	87%	84%	92%	84%	85%	88%	91%
Equity:
Large cap	24%	64%	74%	94%	67%	91%	52%	76%	65%	68%	88%	80%
Small cap	10%	11%	26%	42%	33%	26%	29%	82%	13%	15%	27%	62%
Total equity (includes other equity)	30%	58%	66%	81%	54%	69%	45%	77%	48%	50%	62%	71%
Fixed income:
U.S. taxable	74%	94%	93%	88%	94%	94%	94%	97%	96%	94%	91%	90%
U.S. tax-exempt	100%	100%	100%	100%	0%	100%	100%	100%	100%	100%	100%	100%
Global taxable	77%	89%	88%	84%	54%	82%	98%	93%	89%	94%	95%	98%
Total fixed income	76%	93%	92%	88%	74%	91%	96%	96%	94%	94%	93%	94%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of March 31, 2015, 2014 and 2013, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2015				As of March 31, 2014				As of March 31, 2013
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	55%	65%	63%	70%	44%	63%	56%	68%	59%	57%	70%	64%
Equity:
Large cap	46%	82%	73%	69%	49%	86%	55%	54%	90%	79%	77%	40%
Small cap	15%	19%	21%	59%	27%	19%	25%	72%	27%	16%	48%	68%
Total equity (includes other equity)	38%	57%	53%	63%	39%	55%	42%	60%	56%	44%	59%	53%
Fixed income:
U.S. taxable	80%	87%	86%	86%	80%	85%	92%	85%	74%	92%	85%	90%
U.S. tax-exempt	83%	57%	60%	88%	27%	61%	68%	86%	50%	57%	86%	84%
Global taxable	79%	86%	81%	55%	27%	86%	84%	86%	71%	74%	95%	54%
Total fixed income	80%	78%	77%	84%	54%	78%	83%	86%	64%	76%	87%	85%

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

As of March 31, 2015, 2014 and 2013, 90%, 91% and 90% of total AUM is included in strategy AUM, respectively, although not all strategies have three-, five-, and ten-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of March 31, 2015, 2014 and 2013, the U.S. long-term mutual fund assets represented in the data accounted for 21%, 20% and 19%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of March 31, 2015, constituted an aggregate of approximately $436.1 billion, or approximately 62% of our total AUM. The only meaningful exclusion of funds are our funds-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 3% of our total AUM as of March 31, 2015, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	11.38%	20.93%	18.65%	9.61%	12.62%
Russell 3000 Growth		Relative	(4.38)%	4.48%	2.94%	0.19%	2.47%
ClearBridge Equity Income	11/6/1992	Absolute	9.61%	13.63%	13.26%	7.21%	8.70%
Russell 3000 Value		Relative	0.67%	(2.67)%	(0.40)%	(0.03)%	(1.50)%
ClearBridge Appreciation Fund	3/10/1970	Absolute	10.57%	14.55%	12.83%	7.90%	10.44%
S&P 500		Relative	(2.16)%	(1.56)%	(1.63)%	(0.11)%	(0.10)%
ClearBridge Value Trust	4/16/1982	Absolute	9.09%	16.15%	11.68%	2.49%	12.06%
S&P 500		Relative	(3.64)%	0.04%	(2.79)%	(5.52)%	0.08%
ClearBridge All Cap Value	11/12/1981	Absolute	6.58%	13.41%	10.40%	6.02%	10.33%
Russell 3000 Value		Relative	(2.35)%	(2.89)%	(3.26)%	(1.22)%	(1.75)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	15.82%	18.85%	14.67%	8.59%	8.12%
Russell 1000 Growth		Relative	(0.27)%	2.51%	(0.97)%	(0.77)%	2.01%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	9.28%	15.54%	13.64%	7.73%	9.69%
Russell 1000 Value		Relative	(0.05)%	(0.89)%	(0.12)%	0.52%	(0.83)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	8.61%	14.76%	n/a	n/a	16.44%
Russell 1000 Value		Relative	(0.72)%	(1.68)%	n/a	n/a	0.49%

Small Cap
Royce Pennsylvania Mutual	6/30/1967	Absolute	0.11%	11.57%	11.64%	8.17%	11.93%
Russell 2000		Relative	(8.11)%	(4.70)%	(2.93)%	(0.64)%	n/a
Royce Premier Fund	12/31/1991	Absolute	(0.01)%	9.06%	11.23%	9.85%	12.03%
Russell 2000		Relative	(8.22)%	(7.21)%	(3.34)%	1.03%	2.08%
Royce Total Return Fund	12/15/1993	Absolute	2.57%	12.90%	12.12%	7.80%	11.16%
Russell 2000		Relative	(5.64)%	(3.37)%	(2.45)%	(1.02)%	1.99%
ClearBridge Small Cap Growth	7/1/1998	Absolute	4.83%	15.11%	16.58%	10.16%	10.84%
Russell 2000 Growth		Relative	(7.23)%	(2.63)%	0.00%	0.14%	3.97%
Royce Special Equity	5/1/1998	Absolute	4.32%	11.68%	11.45%	8.74%	9.77%
Russell 2000		Relative	(3.89)%	(4.59)%	(3.11)%	(0.08)%	2.18%

			Annualized Absolute/Relative Total Return vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	7.07%	4.94%	6.20%	6.11%	6.58%
Barclays US Aggregate		Relative	1.35%	1.84%	1.79%	1.18%	1.15%
Western Asset Core Bond Fund	9/4/1990	Absolute	6.85%	4.26%	5.84%	5.47%	7.24%
Barclays US Aggregate		Relative	1.13%	1.15%	1.43%	0.55%	0.70%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	1.74%	3.10%	3.82%	n/a	4.99%
Barclays US Aggregate		Relative	(3.98)%	(0.01)%	(0.60)%	n/a	(0.29)%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	0.96%	1.32%	2.25%	2.06%	3.74%
Citi Treasury Gov't/Credit 1-3 YR		Relative	(0.11)%	0.36%	0.92%	(0.89)%	(0.68)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	4.24%	3.26%	4.56%	5.05%	6.08%
Barclays Intermediate Gov't/Credit		Relative	0.65%	0.95%	1.04%	0.71%	0.61%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	2.45%	0.46%	3.85%	4.33%	5.58%
Barclays US TIPS		Relative	(0.65)%	(0.17)%	(0.44)%	(0.23)%	(0.20)%
Western Asset High Yield Fund	9/28/2001	Absolute	(0.69)%	6.73%	7.90%	7.09%	7.75%
Barclays US Corp High Yield		Relative	(2.69)%	(0.73)%	(0.69)%	(1.09)%	(1.32)%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	14.07%	19.58%	17.61%	n/a	17.66%
BOFAML Floating Rate Home Loan Index		Relative	11.69%	12.36%	11.35%	n/a	11.42%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	7.47%	6.70%	7.20%	5.10%	6.79%
Barclays US Credit		Relative	0.72%	1.82%	0.97%	(0.70)%	0.07%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	0.81%	1.87%	2.48%	1.74%	2.85%
Citi T-Bill 6-Month		Relative	0.75%	1.77%	2.36%	0.19%	(0.09)%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	7.93%	4.52%	5.54%	5.44%	7.98%
Barclays Municipal Bond		Relative	1.31%	0.47%	0.43%	0.59%	0.53%

Global Taxable
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	1.37%	3.68%	6.49%	n/a	6.52%
Citi World Gov't Bond		Relative	6.87%	5.32%	5.07%	n/a	3.22%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	(0.81)%	1.21%	3.92%	4.23%	4.89%
Citi World Gov't Bond		Relative	4.69%	2.85%	2.50%	1.15%	1.03%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	2.73%	2.53%	3.65%	4.83%	6.87%
50% Barclays Global Aggregate/ 25% Barclays High Yield 2%/25% JP Morgan Emerging Market Bond Index		Relative	2.97%	(0.22)%	(1.32)%	(1.12)%	(0.63)%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	(3.17)%	5.35%	6.58%	6.10%	7.36%
Barclays Global High Yield		Relative	(0.92)%	(1.03)%	(1.35)%	(2.12)%	(1.92)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	(0.49)%	1.23%	4.64%	7.23%	9.81%
JPM EMBI Global		Relative	(4.57)%	(3.15)%	(2.19)%	(0.82)%	0.52%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	10.94%	8.11%	8.45%	7.25%	6.68%
UBS Australian Composite Bond Index		Relative	(0.18)%	0.99%	0.82%	0.54%	0.59%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	10.26%	6.83%	n/a	n/a	6.12%
Barclays Global Aggregate Index		Relative	2.88%	2.27%	n/a	n/a	1.34%

Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.07%	0.11%	0.15%	1.73%	3.42%
Citi 3-Month T-Bill		Relative	0.05%	0.06%	0.08%	0.32%	0.30%
(1) Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
During the quarter ended June 30, 2014, we began reporting AUA as a result of the acquisition of approximately $98 billion of AUA from QS Investors. Also during the first quarter of fiscal 2015, approximately $12.8 billion of assets previously reported as AUM, primarily related to a low-fee global sovereign mandate for which investment discretion had abated over time, were reclassified to AUA. We experienced significant AUA outflows during the year ended March 31, 2015 as a result of one client redeeming approximately $80 billion. These redemptions did not have a material impact on our net income due to their low fee nature. As of March 31, 2015, AUA was approximately $35 billion, primarily comprised of approximately $17 billion related to QS Investors, approximately $11 billion related to Western Asset and approximately $7 billion related to ClearBridge. AUA fee rates vary with the level of non-discretionary service provided, and, as of March 31, 2015, our average annualized fee rate related to AUA was in the low single digit basis points. Fees for AUA, aggregating $30 million, are considered servicing fees and are therefore recorded in Distribution and service fees in the Consolidated Statement of Income for the year ended March 31, 2015. Prior to fiscal 2015, fees for AUA were not material.

RESULTS OF OPERATIONS

In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment vehicles. The consolidation of these investment vehicles has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in other consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income (Loss), net of amounts allocated to noncontrolling interests, if any. See Notes 1, 3, and 16 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment vehicles.

Operating Revenues
The components of total operating revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Investment advisory fees:
Separate accounts	$824.2	$777.4	$730.3	$46.8	6.0%	$47.1	6.4%
Funds	1,544.5	1,501.3	1,446.1	43.2	2.9	55.2	3.8
Performance fees	83.5	107.1	98.6	(23.6)	(22.0)	8.5	8.6
Distribution and service fees	361.2	347.6	330.5	13.6	3.9	17.1	5.2
Other	5.7	8.4	7.2	(2.7)	(32.1)	1.2	16.7
Total operating revenues	$2,819.1	$2,741.8	$2,612.7	$77.3	2.8%	$129.1	4.9%

Total operating revenues for the year ended March 31, 2015, were $2.82 billion, an increase of 2.8% from $2.74 billion for the year ended March 31, 2014. This increase was primarily due to the impact of a 6% increase in average long-term AUM, offset in part by a decrease in performance fees. Although equity AUM comprised a higher percentage of our total AUM as of March 31, 2015, as compared to March 31, 2014, average AUM advisory revenue yields, excluding performance fees, were 34 basis points in both the years ended March 31, 2015 and 2014, due to a slightly less favorable product mix, with lower yielding products comprising a higher percentage of our total average AUM for the year ended March 31, 2015, as compared to the year ended March 31, 2014.

Total operating revenues for the year ended March 31, 2014, were $2.74 billion, an increase of 4.9% from $2.61 billion for the year ended March 31, 2013. This increase was primarily due to the impact of a 3% increase in average long-term AUM. Average AUM advisory revenue yields, excluding performance fees, were 34 basis points in both the years ended March 31, 2014 and 2013.

Investment Advisory Fees from Separate Accounts
For the year ended March 31, 2015, investment advisory fees from separate accounts increased $46.8 million, or 6.0%, to $824.2 million, as compared to $777.4 million for the year ended March 31, 2014. Of this increase, $34.7 million was due to higher average equity assets managed by ClearBridge, $29.5 million was due to higher average fixed income assets managed by Western Asset and Brandywine, and $17.4 million was due to Martin Currie, including an increase in revenues related to MC Australia. These increases were offset in part by approximately $25 million of revenues associated with certain existing client assets which were reclassified from AUM to AUA during the year ended March 31, 2015, as previously discussed. These revenues are now included in Distribution and service fees for fiscal 2015. The increases were also offset in part by a decrease of $15.8 million resulting from the sale of LMIC in November 2014.

For the year ended March 31, 2014, investment advisory fees from separate accounts increased $47.1 million, or 6.4%, to $777.4 million, as compared to $730.3 million for the year ended March 31, 2013. Of this increase, $32.8 million was the result of higher average equity assets managed by ClearBridge, $23.2 million resulted from higher revenues at Permal, including those resulting from the acquisition of Fauchier Partners Management Limited ("Fauchier") in March 2013, and $7.9 million was due to higher average fixed income assets managed by Brandywine. These increases were offset in part by a decrease of $17.6 million due to lower average equity assets managed by Batterymarch and a decrease of $6.8 million due to the sale of a small affiliate in August 2013.

Investment Advisory Fees from Funds
For the year ended March 31, 2015, investment advisory fees from funds increased $43.2 million, or 2.9%, to $1.54 billion, as compared to $1.50 billion for the year ended March 31, 2014. Of this increase, $80.1 million was due to higher average equity assets managed by ClearBridge, $30.5 million was due to higher average fixed income assets managed by Brandywine and Western Asset, and $14.7 million was due to Martin Currie, including the increase in revenues related to MC Australia. These increases were offset in part by a decrease of $40.5 million due to lower average equity assets managed by Royce, a decrease of $33.8 million due to lower average assets managed by Permal, and a net decrease of $9.3 million in fees from liquidity assets, due to fee waivers on liquidity funds managed by Western Asset, primarily to maintain certain yields to investors.

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

Investment Advisory Performance Fees
Of our total AUM as of March 31, 2015, 2014, and 2013, approximately 7%, 6%, and 6% was in accounts that were eligible to earn performance fees. For the year ended March 31, 2015, performance fees decreased $23.6 million to $83.5 million, as compared to $107.1 million for the year ended March 31, 2014, primarily due to lower fees earned on assets managed at Permal, offset in part by an increase in fees earned on assets managed at Brandywine.

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

Distribution and Service Fees
For the year ended March 31, 2015, distribution and service fees increased $13.6 million, or 3.9%, to $361.2 million, as compared to $347.6 million for the year ended March 31, 2014, primarily as a result of approximately $25 million of revenues related to client assets that were reclassified from AUM to AUA, as previously discussed, the revenues associated with which are now included in Distribution and service fees for fiscal 2015, as well as an increase in average mutual fund AUM subject to distribution and service fees. These increases were offset in part by the impact of increased fee waivers related to liquidity funds managed by Western Asset.

For the year ended March 31, 2014, distribution and service fees increased $17.1 million, or 5.2%, to $347.6 million, as compared to $330.5 million for the year ended March 31, 2013, resulting from an increase in average fee rates received on mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of total operating expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Compensation and benefits	$1,232.8	$1,210.4	$1,188.5	$22.4	1.9%	$21.9	1.8%
Distribution and servicing	594.8	619.1	600.6	(24.3)	(3.9)	18.5	3.1
Communications and technology	182.4	157.9	149.7	24.5	15.5	8.2	5.5
Occupancy	109.7	115.2	171.9	(5.5)	(4.8)	(56.7)	(33.0)
Amortization of intangible assets	2.6	12.3	14.0	(9.7)	(78.9)	(1.7)	(12.1)
Impairment of intangible assets	—	—	734.0	—	n/m	(734.0)	n/m
Other	198.6	196.0	188.4	2.6	1.3	7.6	4.0
Total operating expenses	$2,320.9	$2,310.9	$3,047.1	$10.0	0.4%	$(736.2)	(24.2)%
n/m - not meaningful

Total operating expenses for the year ended March 31, 2015, remained relatively flat at $2.32 billion, as compared to $2.31 billion, for the year ended March 31, 2014. Total operating expenses for the year ended March 31, 2014, were $2.31 billion, a decrease of 24.2% from $3.05 billion, for the year ended March 31, 2013, with the decrease primarily attributable to $734.0 million of intangible asset impairment charges recorded during fiscal 2013, as further discussed below.

Operating expenses for the years ended March 31, 2015, 2014, and 2013 incurred at the investment management affiliate level comprised approximately 70% of total operating expenses in each year, excluding the impairment charges, which are deemed to be corporate expenses. The remaining operating expenses are comprised of corporate costs, including Legg Mason Global Distribution ("LMGD") costs.

Compensation and Benefits
The components of Total Compensation and Benefits (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Salaries and incentives	$976.9	$949.5	$926.6	$27.4	2.9%	$22.9	2.5%
Benefits and payroll taxes (including deferred compensation)	214.7	214.5	204.8	0.2	0.1	9.7	4.7
Transition costs and severance	31.8	29.4	20.6	2.4	8.2	8.8	42.7
Gains on deferred compensation and seed capital investments	9.4	17.0	36.5	(7.6)	(44.7)	(19.5)	(53.4)
Total Compensation and Benefits	$1,232.8	$1,210.4	$1,188.5	$22.4	1.9%	$21.9	1.8%

Total Compensation and Benefits for the year ended March 31, 2015, increased 1.9% to $1.23 billion, as compared to $1.21 billion for the year ended March 31, 2014; and for the year ended March 31, 2014, increased 1.8% to $1.21 billion, as compared to $1.19 billion for the year ended March 31, 2013:

•
Salaries and incentives increased $27.4 million, to $976.9 million for the year ended March 31, 2015, as compared to $949.5 million for the year ended March 31, 2014, principally due to an increase of $15.8 million in incentive-based compensation for distribution and corporate personnel, primarily related to increased retail sales in our global distribution group. A $9.7 million increase in net compensation at investment affiliates also contributed to the increase. The increase in net compensation at investment affiliates was primarily due to the acquisition of Martin Currie and the impact of increased revenues at certain revenue-share based affiliates, offset in part by the impact of the sale of LMIC in November 2014 and the sale of a small affiliate and the closing down of certain businesses in connection with our previously discussed corporate initiatives in fiscal 2014.

•
Salaries and incentives increased $22.9 million, to $949.5 million for the year ended March 31, 2014, as compared to $926.6 million for the year ended March 31, 2013, principally due to a $14.7 million increase in net compensation at investment affiliates, primarily resulting from higher revenues, and a net increase of $8.3 million in incentive-based compensation and salaries for corporate and distribution personnel, partially as a result of increased retail sales.

•
Benefits and payroll taxes increased slightly to $214.7 million for the year ended March 31, 2015, as compared to $214.5 million for the year ended March 31, 2014, primarily as a result of an increase in payroll taxes and recruiting costs.

•
Benefits and payroll taxes increased $9.7 million, to $214.5 million for the year ended March 31, 2014, as compared to $204.8 million for the year ended March 31, 2013, primarily as a result of a $3.5 million increase in costs associated with certain employee benefit plans, a $2.5 million increase in health insurance expense, and a $2.2 million increase in payroll-related taxes.

•
Transition costs and severance increased $2.4 million, to $31.8 million for the year ended March 31, 2015, as compared to $29.4 million for the year ended March 31, 2014, primarily due to higher compensation costs associated with the previously discussed integration of Batterymarch and LMGAA over time into QS Investors, as compared to compensation costs associated with various corporate initiatives recognized in the prior year.

•
Transition costs and severance increased $8.8 million, to $29.4 million for the year ended March 31, 2014, as compared to $20.6 million for the year ended March 31, 2013, primarily due to higher compensation costs recognized in fiscal 2014 associated with the previously discussed corporate initiatives and integration of Batterymarch and LMGAA over time into QS Investors, as compared to compensation costs recognized in fiscal 2013 associated with retention awards granted in fiscal 2012 to certain executives and key employees in connection with our prior Chief Executive Officer stepping down in September 2012 and the subsequent reorganization of our executive committee.

For the year ended March 31, 2015, compensation as a percentage of operating revenues decreased to 43.7% from 44.1% for the year ended March 31, 2014, due to the impact of decreased revenues at certain revenue share-based affiliates that retain a higher percentage of revenues as compensation, offset in part by the impact of higher compensation costs for corporate and distribution personnel.

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

Distribution and Servicing
For the year ended March 31, 2015, distribution and servicing expenses decreased 3.9% to $594.8 million, as compared to $619.1 million for the year ended March 31, 2014, primarily due to a net decrease of $20.9 million in structuring fees related to closed-end fund launches.

For the year ended March 31, 2014, distribution and servicing expenses increased 3.1% to $619.1 million, as compared to $600.6 million for the year ended March 31, 2013, with $15.2 million of the increase due to an increase in average AUM in certain products for which we pay fees to third-party distributors.

Communications and Technology
For the year ended March 31, 2015, communications and technology expense increased 15.5% to $182.4 million, as compared to $157.9 million for the year ended March 31, 2014, primarily due to increases in technology consulting, data management, depreciation expenses, and market data costs, principally resulting from cyber-security and data governance enhancements and the addition of Martin Currie and QS Investors expenses.

For the year ended March 31, 2014, communications and technology expense increased 5.5% to $157.9 million, as compared to $149.7 million for the year ended March 31, 2013, primarily as a result of an increase in technology consulting, market data, and telephone expenses.

Occupancy
For the year ended March 31, 2015, occupancy expense decreased 4.8% to $109.7 million, as compared to $115.2 million for the year ended March 31, 2014, primarily due to a decrease of $2.0 million in depreciation on furniture and leaseholds and a $1.9 million decrease in rent expense, principally as a result of lease reserves taken on vacant space in fiscal 2014.

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

Amortization and Impairment of Intangible Assets
For the year ended March 31, 2015, amortization of intangible assets decreased 78.9% to $2.6 million, as compared to $12.3 million for the year ended March 31, 2014, primarily due to certain management contracts becoming fully amortized in October 2014 and December 2013 and the sale of LMIC, offset in part by additional amortization expense related to the acquisitions of QS Investors and Martin Currie.

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

Other
For the year ended March 31, 2015, other expenses increased $2.6 million, or 1.3%, to $198.6 million, as compared to $196.0 million for the year ended March 31, 2014, primarily due to a $5.9 million increase in travel and entertainment expenses, a $5.3 million increase in advertising expenses, and a $4.7 million increase in professional fees. These increases were offset in part by a $14.2 million decrease in expense reimbursements paid to certain mutual funds.

For the year ended March 31, 2014, other expenses increased $7.6 million, or 4.0%, to $196.0 million, as compared to $188.4 million for the year ended March 31, 2013, primarily due to a $14.7 million increase in expense reimbursements paid to certain mutual funds and a $5.0 million charge for a fair value adjustment to increase the Contingent consideration liability related to the acquisition of Fauchier, as the acquired business had performed better than initially projected. These increases were offset in part by an $8.0 million decrease in franchise taxes, as well as a $5.3 million decrease in professional fees.

Non-Operating Income (Expense)
The components of total other non-operating income (expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2015 Compared to 2014		2014 Compared to 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Interest income	$7.5	$6.4	$7.6	$1.1	17.2%	$(1.2)	(15.8)%
Interest expense	(58.3)	(52.9)	(62.9)	(5.4)	10.2	10.0	(15.9)
Other income (expense), net	(85.3)	32.8	(18.0)	(118.1)	n/m	50.8	n/m
Other non-operating income (expense) of consolidated investment vehicles, net	5.9	2.4	(2.8)	3.5	n/m	5.2	n/m
Total other non-operating expense	$(130.2)	$(11.3)	$(76.1)	$(118.9)	n/m	$64.8	(85.2)%
n/m - not meaningful

Interest Income
For the year ended March 31, 2015, interest income increased 17.2% to $7.5 million, as compared to $6.4 million for the year ended March 31, 2014, driven by higher yields earned on investment balances.

For the year ended March 31, 2014, interest income decreased 15.8% to $6.4 million, as compared to $7.6 million for the year ended March 31, 2013, driven by the impact of lower average interest-bearing investment balances.

Interest Expense
For the year ended March 31, 2015, interest expense increased 10.2% to $58.3 million, as compared to $52.9 million for the year ended March 31, 2014, primarily due to an increase in interest accruals for uncertain tax positions and interest accretion on Contingent consideration liabilities related to the acquisitions of QS Investors and Martin Currie.

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

Other Income (Expense), Net
For the year ended March 31, 2015, other income (expense), net, decreased $118.1 million, to expense of $85.3 million, as compared to income of $32.8 million in fiscal 2014. This decrease was primarily due to a $107.1 million charge related to the refinancing of the 5.5% Senior Notes in July 2014. A reduction in net market gains of $7.6 million on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding decreases in compensation mentioned above, and a reduction in net market gains of $5.3 million on corporate investments, which are not offset in compensation, also contributed to the decrease.

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

Other Non-Operating Income (Loss) of Consolidated Investment Vehicles
For the year ended March 31, 2015, other non-operating income (expense) of consolidated investment vehicles ("CIVs"), net, increased $3.5 million to income of $5.9 million, primarily due to an increase in net market gains on investments of certain CIVs.

For the year ended March 31, 2014, other non-operating income (expense) of CIVs, net, improved $5.2 million to income of $2.4 million, from expense of $2.8 million in fiscal 2013, primarily due to net market gains on investments of certain CIVs.

Income Tax Provision (Benefit)
For the year ended March 31, 2015, the provision for income taxes was $125.3 million, as compared $137.8 million in the year ended March 31, 2014. The effective tax rate was 34.0% for the year ended March 31, 2015, as compared to 32.8% for the year ended March 31, 2014. The change in the effective rate was primarily related to the impact of income tax benefits recorded in fiscal 2014 with respect to the U.K. corporate rate reductions, as further discussed below. The impact of CIVs decreased the effective rate by 0.5 percentage points for the year ended March 31, 2015, and increased the effective rate by 0.2 percentage points for the year ended March 31, 2014.

For the year ended March 31, 2014, the provision for income taxes was $137.8 million, compared to an income tax benefit of $150.9 million in the year ended March 31, 2013. The effective tax rate was 32.8% for the year ended March 31, 2014, compared to an effective benefit rate of 29.5% in the year ended March 31, 2013. The change in the effective rate was primarily related to a higher relative proportion of pre-tax income (loss) in jurisdictions with higher tax rates as a result of the lower statutory rates in jurisdictions where certain intangible assets which were impaired in fiscal 2013 were held, substantially offset by adjustments to deferred tax balances and other reserves.

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

Net Income (Loss) Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2015, totaled $237.1 million, or $2.04 per diluted share, compared to $284.8 million, or $2.33 per diluted share, in the year ended March 31, 2014.  The decrease was primarily attributable to the pre-tax, non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) related to the refinancing of the 5.5% Senior Notes in fiscal year ended March 31, 2015, offset in part by a $20.7 million decrease in costs related to closed-end fund launches, and the net impact of increased operating revenues. Operating margin was 17.7% for the year ended March 31, 2015, compared to 15.7% for the year ended March 31, 2014.

Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2014, totaled $284.8 million, or $2.33 per diluted share, compared to Net Loss Attributable to Legg Mason, Inc. of $353.3 million, or $2.65 per diluted share, in the year ended March 31, 2013.  The increase was primarily attributable to the impact of the pre-tax impairment charges of $734.0 million ($508.3 million, net of income tax benefits, or $3.81 per diluted share), recorded in fiscal 2013, the impact of the $69.0 million pre-tax loss ($44.8 million, net of income tax benefits, or $0.34 per diluted share) on debt extinguishment recognized in connection with the repurchase of the 2.5% Convertible Notes in May 2012, the impact of $52.8 million of real estate related charges recognized in fiscal 2013, and the net impact of increased operating revenues, as previously discussed. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 15.7% for the year ended March 31, 2014, compared to (16.6)% for the year ended March 31, 2013.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing performance measures that are based on methodologies other than generally accepted accounting principles (“non-GAAP”) for "Adjusted Income" and "Operating Margin, As Adjusted" that management uses as benchmarks in evaluating and comparing our period-to-period operating performance.

Adjusted Income decreased to $378.8 million, or $3.26 per diluted share, for the year ended March 31, 2015, from $417.8 million, or $3.41 per diluted share, for the year ended March 31, 2014. The decrease was primarily attributable to the pre-tax, non-operating charge of $107.1 million ($68.5 million, net of income tax, or $0.59 per diluted share) related to the refinancing of the 5.5% Senior Notes in the year ended March 31, 2015, offset in part by the net impact of increased operating revenues. Operating Margin, as Adjusted, for the years ended March 31, 2015 and 2014, was 23.0% and 22.0%, respectively. Operating Margin, as Adjusted, for the years ended March 31, 2015 and 2014, was reduced by 1.7 and 1.5 percentage points, respectively, due to costs associated with the integration of Batterymarch and LMGAA over time into QS Investors and various other corporate initiatives as previously discussed. Operating Margin, as Adjusted, for the year ended March 31, 2014, was also reduced by 1.0 percentage point due to structuring fees related to closed-end fund and real estate investment trust launches during that fiscal year.

Adjusted Income increased to $417.8 million, or $3.41 per diluted share, for the year ended March 31, 2014, from $347.2 million, or $2.61 per diluted share, for the year ended March 31, 2013. Operating Margin, as Adjusted, for the years ended March 31, 2014 and 2013, was 22.0% and 17.5%, respectively. Operating Margin, as Adjusted, for the year ended March 31, 2014, was reduced by 1.5 percentage points due to costs associated with the previously discussed corporate initiatives and restructuring charges related to the integration of Batterymarch and LMGAA over time into QS Investors, and by 1.0 percentage point due to structuring fees related to a closed-end fund launch during that fiscal year. Operating Margin, as Adjusted, for the year ended March 31, 2013, was reduced by 3.5 percentage points due to real estate related charges and management transition compensation costs recorded during that fiscal year, and by 1.0 percentage point due to structuring fees related to closed-end fund and real estate investment trust launches during that fiscal year.

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

In calculating Adjusted Income, we adjust for the impact of the amortization of management contract assets and impairment of indefinite-life intangible assets, and add (subtract) the impact of fair value adjustments on contingent consideration liabilities, if any, all of which arise from acquisitions, to Net Income (Loss) Attributable to Legg Mason, Inc. to reflect the fact that these items distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income (Loss) Attributable to Legg Mason, Inc. in the calculation of Adjusted Income. However, because of our net operating loss carry-forward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and U.K. tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets, if applicable, that have been recognized under GAAP. We also add back, if applicable, non-cash imputed interest and the extinguishment loss on contingent convertible debt adjusted for amounts allocated to the conversion feature, as well as adding the actual tax benefits on the imputed interest that are not realized under GAAP. We do not adjust for debt extinguishment losses resulting from prepayment fees. These adjustments reflect that these items distort comparisons of our operating results to prior periods and the results of other asset management firms that have not engaged in significant acquisitions, including any related impairments, or issued/extinguished contingent convertible debt.

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

A reconciliation of Net Income (Loss) Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	For the Years Ended March 31,
	2015	2014	2013
Net Income (Loss) Attributable to Legg Mason, Inc.	$237,080	$284,784	$(353,327)
Plus (less):
Amortization of intangible assets	2,625	12,314	14,019
Loss on extinguishment of 2.5% senior notes	—	—	54,873
Impairment of intangible assets	—	—	734,000
Contingent consideration fair value adjustment	—	5,000	—
Deferred income taxes on intangible assets:
Impairment charges	—	—	(225,748)
Tax amortization benefit	139,046	134,871	135,588
U.K. tax rate adjustment	—	(19,164)	(18,075)
Imputed interest on convertible debt (2.5% senior notes)	—	—	5,839
Adjusted Income	$378,751	$417,805	$347,169
Net Income (Loss) per diluted share Attributable to Legg Mason, Inc. Shareholders	$2.04	$2.33	$(2.65)
Plus (less):(1)
Amortization of intangible assets	0.02	0.10	0.11
Loss on extinguishment of 2.5% senior notes	—	—	0.41
Impairment of intangible assets	—	—	5.51
Contingent consideration fair value adjustment	—	0.04	—
Deferred income taxes on intangible assets:
Impairment charges	—	—	(1.69)
Tax amortization benefit	1.20	1.10	1.02
U.K. tax rate adjustment	—	(0.16)	(0.14)
Imputed interest on convertible debt (2.5% senior notes)	—	—	0.04
Adjusted Income per diluted share	$3.26	$3.41	$2.61
(1) In calculating Adjusted Income per diluted share, we include the weighted-average of unvested restricted shares deemed to be participating securities and the earnings allocated to these participating securities. For purposes of this non-GAAP performance measure, earnings are allocated in the same ratio to participating securities and common shares. As a result, the inclusion of these participating securities and the earnings allocated thereto do not impact the per share amounts of the adjustments made to Net Income (Loss) per diluted share Attributable to Legg Mason, Inc. Shareholders.

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income (Loss), adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, amortization related to intangible assets, income (loss) of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as "Operating Revenues, as Adjusted." The compensation items are removed from Operating Income (Loss) in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. We adjust for the impact of amortization of management contract assets and the impact of fair value adjustments of contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with results of other asset management firms that have not engaged in significant acquisitions. Impairment charges and income (loss) of CIVs are removed from Operating Income (Loss) in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted, in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Operating Revenues, as Adjusted, also include our advisory revenues we receive from CIVs that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities. It excludes items that have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and indicates what our operating margin would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, amortization related to intangible assets, changes in the fair value of contingent consideration liabilities, if any, impairment charges, and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net Income (Loss) Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

Effective April 1, 2013, we revised our definition of Operating Margin, as Adjusted, to add back the amortization of intangible assets. We have applied this change to all periods presented, and the impact on results for the year ended March 31, 2013 was an increase of 0.7 percentage points.

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	For the Years Ended March 31,
	2015	2014	2013
Operating Revenues, GAAP basis	$2,819,106	$2,741,757	$2,612,650
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	721	1,950	2,397
Distribution and servicing expense excluding consolidated investment vehicles	(594,746)	(619,022)	(600,582)
Operating Revenues, as Adjusted	$2,225,081	$2,124,685	$2,014,465

Operating Income (Loss), GAAP basis	$498,219	$430,893	$(434,499)
Plus:
Gains (losses) on deferred compensation and seed investments, net	9,369	16,987	36,497
Impairment of intangible assets	—	—	734,000
Contingent consideration fair value adjustment	—	5,000	—
Amortization of intangible assets	2,625	12,314	14,019
Operating income and expenses of consolidated investment vehicles	899	2,370	2,959
Operating Income, as Adjusted	$511,112	$467,564	$352,976

Operating Margin, GAAP basis	17.7%	15.7%	(16.6)%
Operating Margin, as Adjusted	23.0	22.0	17.5

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At March 31, 2015, cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.7 billion, $7.1 billion, $1.1 billion and $ 4.5 billion, respectively. Total assets include amounts related to CIVs of $0.1 billion.

Cash and cash equivalents are primarily invested in liquid domestic and non-domestic money market funds that hold principally domestic and non-domestic corporate commercial paper and bonds, government and agency securities, and bank deposits. We have not recognized any losses on these investments. Our monitoring of cash and cash equivalents partially mitigates the potential that material risks may be associated with these balances.

The following table summarizes our Consolidated Statements of Cash Flows for the years ended March 31 (in millions):

	2015	2014	2013
Cash flows provided by operating activities	$568.1	$437.3	$303.3
Cash flows provided by/(used in) investing activities	(208.0)	137.6	(11.0)
Cash flows used in financing activities	(507.0)	(639.0)	(735.9)
Effect of exchange rate changes	(41.5)	(10.9)	(5.7)
Net change in cash and cash equivalents	(188.4)	(75.0)	(449.3)
Cash and cash equivalents, beginning of period	858.0	933.0	1,382.3
Cash and cash equivalents, end of period	$669.6	$858.0	$933.0

Cash inflows provided by operating activities during fiscal 2015 were $568.1 million, primarily related to Net Income, adjusted for non-cash items, and net activity related to CIVs. Cash inflows provided by operating activities during fiscal 2014 were $437.3 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net purchases of trading and other investments and a decrease in net activity related to CIVs, primarily due to the wind-down of a consolidated loan obligation ("CLO").  See Note 16 of Notes to Consolidated Financial Statements for additional information regarding the CLO. Cash inflows provided by operating activities during fiscal 2013 were $303.3 million, primarily related to net sales of trading and other investments and results of operations, adjusted for non-cash items, offset in part by the allocation of extinguished debt repayment and payments for accrued compensation.

Cash outflows used in investing activities during fiscal 2015, were $208.0 million, primarily related to payments associated with the acquisitions of Martin Currie and QS Investors of $183.7 million (net of acquired cash) and payments made for fixed assets of $45.8 million; offset in part by the proceeds from businesses sold of $47.0 million. Cash inflows provided by investing activities during fiscal 2014, were $137.6 million, primarily related to net activity related to CIVs, offset in part by payments made for fixed assets. Cash outflows used in investing activities during fiscal 2013 were $11.0 million, primarily related to payments related to the acquisition of Fauchier and payments made for fixed assets, offset in part by net activity related to CIVs.

Cash outflows used in financing activities during fiscal 2015 were $507.0 million, primarily related to the repayment of long-term debt of $645.8 million, the repurchases of 6.9 million shares of our common stock for $356.5 million, the repayment of long-term debt of CIVs of $79.2 million, and dividends paid of $70.8 million, offset in part by the proceeds from the issuance of $658.8 million of long-term debt. Cash outflows used in financing activities during fiscal 2014 were $639.0 million, primarily related to the repayment of long-term debt of $500.4 million, the repayment of long-term debt of CIVs of $133.0 million, the repurchase of 9.7 million shares of our common stock for $360.0 million, and dividends paid of $62.0 million, offset in part by the proceeds from the long-term debt issuances of $393.7 million. Cash outflows used in financing activities during fiscal 2013 were $735.9 million, primarily related to the repayment of long-term debt of $1.05 billion, the repurchase of 16.2 million shares of our common stock for $425.5 million, the $250.0 million repayment of short-term debt, and dividends paid of $55.3 million, offset in part by the proceeds from the subsequent long-term debt issuances of $1.14 billion.

Financing Transactions
The table below reflects our primary sources of financing (in thousands) as of March 31, 2015:

	Available at March 31,	Amount Outstanding at March 31,
Type	2015	2015	2014	Interest Rate	Maturity
2.7% Senior Notes due July 2019	$250,000	$250,000	$—	2.70%	July 2019
5.5% Senior Notes due May 2019	—	—	650,000	5.50%	Redeemed July 2014
3.95% Senior Notes due July 2024	250,000	250,000	—	3.95%	July 2024
5.625% Senior Notes due January 2044	550,000	550,000	400,000	5.625%	January 2044
Revolving credit agreements	750,000	—	—	LIBOR + 1.5% + 0.20% annual commitment fee	June 2017

Capital Plan and Other Financing Transactions
In May 2012, we announced a capital plan that included refinancing our then outstanding Convertible Notes. The refinancing was effected through the issuance of $650 million of 5.5% Senior Notes due 2019 (the "5.5% Senior Notes"), the net proceeds of which, together with cash on hand and $250 million of remaining borrowing capacity under a then existing revolving credit facility, were used to repurchase all $1.25 billion of the Convertible Notes. The terms of the repurchase included the repayment of the Convertible Notes at par plus accrued interest, a prepayment fee of $6.3 million, and the issuance of warrants to the holders of the Convertible Notes. The warrants replaced a conversion feature of the Convertible Notes, and provide for the purchase, in the aggregate and subject to adjustment, of 14.2 million shares of our common stock, on a net share settled basis, at an exercise price of $88 per share. The warrants expire in July 2017 and can be settled, at our election, in either shares of common stock or cash. In connection with the extinguishment of the Convertible Notes, hedge transactions (purchased call options and warrants) executed in connection with the initial issuance of the Convertible Notes were also terminated.

Also, pursuant to the capital plan, in June 2012, we entered into an unsecured credit agreement which provided for a $500 million revolving credit facility and a $500 million term loan, which was repaid in fiscal 2014, as further discussed below. The proceeds of the term loan were used to repay the $500 million of outstanding borrowings under the previous revolving credit facility, which was then terminated.
In January 2014, we issued $400 million of 5.625% Senior Notes due 2044, the net proceeds of which, together with cash on hand, were used to repay the $450 million of outstanding borrowings under the five-year term loan entered into in conjunction with the unsecured credit agreement noted above. The 5.625% Senior Notes were sold at a discount of $6.3 million, which is being amortized to interest expense over the 30 year term.
Also in January 2014, we entered into a $250 million incremental revolving credit facility, which was contemplated in, and is in addition to the $500 million revolving credit facility available under, the existing credit agreement. These revolving credit facilities are available to fund working capital needs and for general corporate purposes and expire in June 2017. There were no borrowings outstanding under either of our revolving credit facilities as of either March 31, 2015 or 2014.
In June 2014, we issued $250 million of 2.7% Senior Notes due 2019 at a discount of $0.6 million, $250 million of 3.95% Senior Notes due 2024 at a discount of $0.5 million, and an additional $150 million of 5.625% Senior Notes due 2044 at a premium of $9.8 million. In July 2014, these proceeds of $659 million, net of related fees, together with cash on hand, were used to redeem the outstanding $650 million of the 5.5% Senior Notes. The retirement of the 5.5% Senior Notes resulted in a pre-tax, non-operating charge of $107.1 million in July 2014, consisting of a cash make-whole premium payment of $98.6 million, net of $0.6 million from a reverse treasury lock, to call the 5.5% Senior Notes and $8.5 million associated with existing deferred costs and original issue discount.

The financial covenants under our bank debt agreement include: maximum net debt to EBITDA ratio of 2.5 to 1 and minimum EBITDA to interest expense ratio of 4.0 to 1. Debt is defined to include all obligations for borrowed money, excluding non-recourse debt of CIVs, and capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of the greater of subsidiary cash or $375 million. EBITDA is defined as consolidated net income (loss) plus/minus tax expense (benefit), interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expense or losses, and any non-cash charges, as defined in the agreements. As of March 31, 2015, our net debt to EBITDA ratio was 1.3 to 1 and EBITDA to interest expense ratio was 13.5 to 1, and, therefore, we have maintained compliance with the applicable covenants.

If our net income (loss) significantly declines, or if we spend our available cash, it may impact our ability to maintain compliance with the financial covenants. If we determine that our compliance with these covenants may be under pressure at a time when we either have outstanding borrowings under these facilities, want to utilize available borrowings, or otherwise desire to keep borrowings available, we may elect to take a number of actions, including reducing our expenses in order to increase our EBITDA, using available cash to repay all or a portion of our outstanding debt subject to these covenants or seeking to negotiate with our lenders to modify the terms or to restructure our debt. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.
Our outstanding bank debt agreement is currently impacted by the ratings of two rating agencies. The interest rate and annual commitment fee on our revolving lines of credit are based on the higher credit rating of the two rating agencies. In June 2011, our rating by one of these agencies was downgraded one grade below the other. Should the other agency downgrade our rating, absent an upgrade from the former agency, our interest costs will rise modestly.

In addition, our Board of Directors authorized $1.0 billion for additional purchases of our common stock, $14 million of which remained available as of March 31, 2015. The capital plan contemplates using up to 65% of cash generated from future operations to purchase shares of our common stock, and our current approach is to use $90 million per quarter on share repurchases, subject to market conditions and other potential uses of cash. In January 2015, our Board of Directors authorized $1.0 billion for additional purchases of our common stock.

Other Transactions
We expect that over the next 12 months cash generated from our operating activities and available cash on hand will be adequate to support our operating and investing cash needs, and planned share repurchases, however we would likely need to raise financing, potentially by utilizing borrowing capacity under our revolving credit facility, if we elect to make any acquisitions. We currently intend to utilize our other available resources for any number of potential activities, including, but not limited to, acquisitions, seed capital investments in new products, repurchase of shares of our common stock, repayment of outstanding debt, or payment of increased dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.
On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. The acquisition required an initial payment of approximately $203 million (using the foreign exchange rate as of October 1, 2014 for the £125 million contract amount), which we funded from existing cash resources. In addition, contingent consideration payments may be due on the March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $483 million (using the foreign exchange rate as of March 31, 2015 for the maximum £325 million contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2016, 2017, and 2018. The Contingent consideration liability established at closing had an acquisition date fair value of $75.2 million (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of March 31, 2015, the fair value of the Contingent consideration liability was $70.1 million, a decrease of $5.1 million from October 1, 2014, substantially all of which is attributable to changes in the exchange rate, net of accretion. In addition, Martin Currie and the trustees of the pension plan referenced above have recently received a notice that the Pensions Regulator in the U.K. is reviewing the plan’s current structure and funding status. While the review is just commencing, there can be no assurance that the review will not result in accelerated funding. See Note 2 of Notes to Consolidated Financial Statements for additional information.

Effective May 31, 2014, we completed the acquisition of QS Investors. The transaction included an initial cash payment of $11 million, which was funded from existing cash resources. In addition, contingent consideration of up to $10 million and

$20 million for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The Contingent consideration liability established at closing had an acquisition date fair value of $13.4 million, and has accreted to $13.6 million as of March 31, 2015.

In connection with the integration over time of two existing affiliates, Batterymarch and LMGAA, into QS Investors, we have incurred approximately $38 million in total restructuring and transition costs, of which approximately 10% were non-cash charges, and approximately $29 million have been paid to date. Any additional charges related to the integration are not expected to be material. See Note 2 of Notes to Consolidated Financial Statements for additional information.

In March 2013, we completed the acquisition of all of the outstanding share capital of Fauchier, a leading European based manager of funds-of-hedge funds, from BNP Paribas Investment Partners, S.A. The transaction included an initial cash payment of $63.4 million, which was funded from existing cash resources. As of March 31, 2015, approximately $22 million (using the exchange rate as of March 31, 2015 for the maximum £15 million payment amount) was due under the agreements governing the acquisition of Fauchier for the second anniversary contingent consideration. This amount was funded from existing cash resources and paid in May 2015. In addition, contingent consideration of up to approximately $30 million (using the exchange rate as of March 31, 2015 for the £20 million maximum contractual amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs. The fair value of the contingent consideration liability was approximately $27.1 million as of March 31, 2015, $22.2 million of which relates to the previously discussed second anniversary payment. The decrease of $2.4 million from March 31, 2014, was attributable to changes in the exchange rate, net of accretion. We have executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated.

In June 2013 and March 2014, we implemented affiliate management equity plans that will entitle certain key employees of Permal and ClearBridge, respectively, to participate in 15% of the future growth of the respective enterprise value (subject to appropriate discounts), if any, as further discussed in Notes 1 and 11 of Notes to Consolidated Financial Statements. Repurchases of units granted under the plans may impact future liquidity requirements.

Certain of our asset management affiliates maintain various credit facilities for general operating purposes. Certain affiliates are subject to the capital requirements of various regulatory agencies. All such affiliates met their respective capital adequacy requirements during the periods presented.

See Notes 2 and 6 of Notes to Consolidated Financial Statements for additional information related to the acquisitions of Fauchier, QS Investors, and Martin Currie and our debt, respectively.

Future Outlook
As described above, we currently project that our cash flows from operating activities will be sufficient to fund our present and foreseeable, near-term liquidity needs. As of March 31, 2015, we had approximately $400 million in cash and cash equivalents in excess of our working capital requirements. As previously discussed, we intend to utilize up to $90 million of cash generated from future operations to purchase shares of our common stock during each quarter of the year ending March 31, 2016, subject to market conditions and other cash needs. As of March 31, 2015, we also had undrawn revolving credit facilities totaling $750 million, expiring June 2017. We do not currently expect to raise incremental debt or equity financing over the next 12 months beyond our current levels, unless we enter into one or more acquisitions. However, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts under our revolving credit facility, such as an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

Our liquid assets include cash, cash equivalents, and certain current investment securities. At March 31, 2015, our total liquid assets of approximately $1.0 billion included $378 million of cash and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries are not significant. In order to increase our cash available in the U.S. for general corporate purposes, we plan to utilize up to $257 million of foreign cash over the next several years, of which only $16 million is accumulated foreign earnings. Due to certain tax planning strategies, we anticipate that we will generate a tax benefit of approximately $12 million with respect to this repatriation and adjusted the tax reserve accordingly in fiscal 2014. No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, we will provide for and pay any applicable additional U.S. taxes in connection with repatriation of offshore funds. It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

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

Off-Balance Sheet Arrangements
Off-balance sheet arrangements, as defined by the Securities and Exchange Commission ("SEC"), include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations section that follows and Consolidation discussed in Critical Accounting Policies and Notes 1 and 16 of Notes to Consolidated Financial Statements.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	2016	2017	2018	2019	2020	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$—	$—	$—	$—	$250.0	$800.0	$1,050.0
Interest on long-term borrowings and credit facility commitment fees	49.1	49.1	48.0	47.6	44.2	786.9	1,024.9
Minimum rental and service commitments	134.0	112.6	97.7	81.6	75.2	291.1	792.2
Total Contractual Obligations	183.1	161.7	145.7	129.2	369.4	1,878.0	2,867.1
Contingent Obligations
Payments related to business acquisitions(1)
Martin Currie	483.0	—	—	—	—	—	483.0
Other	22.3	40.0	—	20.0	—	—	82.3
Total payments related to business acquisitions	505.3	40.0	—	20.0	—	—	565.3
Total Obligations(2)(3)(4)(5)	$688.4	$201.7	$145.7	$149.2	$369.4	$1,878.0	$3,432.4

(1)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of March 31, 2015, for amounts denominated in other than the U.S. dollar. The related contingent consideration liabilities had a fair value of $110.8 million as of March 31, 2015, net of certain potential pension and other obligations related to Martin Currie. See Notes 2 and 8 of Notes to Consolidated Financial Statements.

(2)
The table above does not include approximately $34.3 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2021.

(3)
The table above does not include amounts for uncertain tax positions of $68.1 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(4)	The table above does not include redeemable noncontrolling interests, primarily related to CIVs, of $45.5 million, because the timing of any related cash outflows cannot be reliably estimated.

(5)
The table above excludes potential obligations arising from the ultimate settlement of awards under the affiliate management equity plans with key employees of Permal and ClearBridge due to the uncertainty of the timing and amounts ultimately payable. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

MARKET RISK
We maintain an enterprise risk management program to oversee and coordinate risk management activities of Legg Mason and its subsidiaries. Under the program, certain risk activities are managed at the subsidiary level. The following describes certain aspects of our business that are sensitive to market risk.

Revenues and Net Income (Loss)
The majority of our revenue is calculated from the market value of our AUM. Accordingly, a decline in the value of the underlying securities will cause our AUM, and thus our revenues, to decrease. In addition, our fixed income and liquidity AUM are subject to the impact of interest rate fluctuations, as rising interest rates may tend to reduce the market value of bonds held in various mutual fund portfolios or separately managed accounts. In the ordinary course of our business, we may also reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. Market conditions, such as the current historical low interest rate environment, may lead us to take such actions. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks, and strong markets tend to increase these fees. Declines in market values of AUM will result in reduced fee revenues and net income. We generally earn higher fees on equity assets than fees charged for fixed income and liquidity assets. Declines in market values of AUM in this asset class will have a greater impact on our revenues. In addition, under revenue sharing agreements, certain of our affiliates retain different percentages of revenues to cover their costs, including compensation. Our net income (loss), profit margin and compensation as a percentage of operating revenues are impacted based on which affiliates generate our revenues, and a change in AUM at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary.

Trading and Non-Trading Assets
Our trading and non-trading assets are comprised of investment securities, including seed capital in sponsored mutual funds and products, limited partnerships, limited liability companies and certain other investment products.

Trading and other current investments, excluding CIVs, at March 31, 2015 and 2014, subject to risk of security price fluctuations are summarized in the table below (in thousands):

	2015	2014
Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$80,529	$109,648
Trading investments of proprietary fund products and other trading investments	358,034	335,456
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	16,172	22,622
Total current investments, excluding CIVs	$454,735	$467,726

Approximately $31.8 million and $33.7 million of trading and other current investments related to long-term incentive compensation plans as of March 31, 2015 and 2014, respectively, have offsetting liabilities such that fluctuation in the market value of these assets and the related liabilities will not have a material effect on our net income (loss) or liquidity. However, it will have an impact on our compensation expense with a corresponding offset in other non-operating income (expense). Trading and other current investments of $57.4 million and $90.0 million at March 31, 2015 and 2014, respectively, relate to other long-term incentive plans for which the related liabilities do not completely offset due to vesting provisions. Therefore, fluctuations in the market value of these trading investments will impact our compensation expense, non-operating income (expense) and net income (loss).

Approximately $365.5 million and $344.0 million of trading and other current investments at March 31, 2015 and 2014, respectively, are investments in proprietary fund products and other investments for which fluctuations in market value will impact our non-operating income (expense). Of these amounts, the fluctuations in market value related to approximately $37.5 million and $19.9 million of proprietary fund products as of March 31, 2015 and 2014, respectively, have offsetting compensation expense under revenue share agreements. The fluctuations in market value related to approximately $163.0 million and $109.8 million in proprietary fund products as of March 31, 2015 and 2014, respectively, are substantially offset by gains (losses) on market hedges and therefore do not materially impact Net Income (Loss) Attributable to Legg Mason, Inc. Investments in proprietary fund products are not liquidated before the related fund establishes a track record, has other investors, or a decision is made to no longer pursue the strategy.

Non-trading assets, excluding CIVs, at March 31, 2015 and 2014, subject to risk of security price fluctuations are summarized in the table below (in thousands):

	2015	2014
Investment securities, excluding CIVs:
Available-for-sale	$—	$12,072
Investments in partnerships, LLCs and other	14,511	24,464
Equity method investments in partnerships and LLCs	48,344	62,973
Other investments	77	90
Total non-trading assets, excluding CIVs	$62,932	$99,599

Investment securities of CIVs totaled $48.0 million and $50.5 million as of March 31, 2015 and 2014, respectively, and investments of CIVs totaled $31.8 million as of March 31, 2014. As of March 31, 2015 and 2014, we held equity investments in the CIVs of $15.6 million and $39.4 million, respectively. Fluctuations in the market value of investments of CIVs in excess of our equity investment will not impact Net Income (Loss) Attributable to Legg Mason, Inc. However, it may have an impact on other non-operating income (expense) of CIVs with a corresponding offset in Net income (loss) attributable to non-controlling interests.

Valuation of trading and non-trading investments is described below within Critical Accounting Policies under the heading "Valuation of Financial Instruments." See Notes 1 and 14 of Notes to Consolidated Financial Statements for further discussion of derivatives.

The following is a summary of the effect of a 10% increase or decrease in the market values of our financial instruments subject to market valuation risks at March 31, 2015 (in thousands):

	Carrying Value	Fair Value Assuming a 10% Increase(1)	Fair Value Assuming a 10% Decrease(1)
Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$80,529	$88,582	$72,476
Trading investments of proprietary fund products and other trading investments	358,034	393,837	322,231
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	16,172	17,789	14,555
Total current investments, excluding CIVs	454,735	500,208	409,262
Investments in CIVs	15,553	17,108	13,998
Investments in partnerships, LLCs and other	14,511	15,962	13,060
Equity method investments in partnerships and LLCs	48,344	53,178	43,510
Other investments	77	85	69
Total investments subject to market risk	$533,220	$586,541	$479,899

(1)
Gains and losses related to certain investments in deferred compensation plans and proprietary fund products are directly offset by a corresponding adjustment to compensation expense and related liability. In addition, investments in proprietary fund products of approximately $163.0 million have been economically hedged to limit market risk. As a result, a 10% increase or decrease in the unrealized market value of our financial instruments subject to market valuation risks would result in a $26.4 million increase or decrease in our pre-tax earnings as of March 31, 2015.

Also, as of March 31, 2015 and 2014, cash and cash equivalents included $353.3 million and $456.6 million, respectively, of money market funds.

Foreign Exchange Sensitivity
We operate primarily in the U.S., but provide services, earn revenues and incur expenses outside the U.S. Accordingly, fluctuations in foreign exchange rates for currencies, principally in the U.K., Brazil, Japan, Canada, Singapore, Australia, and those denominated in the euro, may impact our AUM, revenues, expenses, comprehensive income (loss) and net income (loss). We and certain of our affiliates have entered into forward contracts to manage a portion of the impact of fluctuations in foreign exchange rates on their results of operations. We do not expect foreign currency fluctuations to have a material effect on our net income (loss) or liquidity.

Interest Rate Risk
Exposure to interest rate changes on our outstanding debt is substantially mitigated as our $250 million of 3.95% senior notes due July 2024 and $550 million of 5.625% Senior Notes due July 2044 are at fixed interest rates. In June 2014, we entered into an interest rate swap contract, designated as a fair value hedge, to effectively convert our $250 million of 2.7% Senior Notes due July 2019 from fixed rate debt to floating rate debt. As of March 31, 2015, and as a result of the interest rate swap, we estimate that a 1% change in interest rates would result in a net annual change to interest expense of $2.5 million. On an economic basis, the interest rate swap contract wholly or partially hedges interest rate exposure on operating cash. See Notes 6 and 14 of Notes to Consolidated Financial Statements for additional discussion of debt and derivatives and hedging, respectively.

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

Consolidation
In the normal course of our business, we sponsor and manage various types of investment vehicles. For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make, and any earned but uncollected management fees. Uncollected management fees from managed investment vehicles were not material at March 31, 2015, we have not issued any investment performance guarantees to these investment vehicles or their investors, and we did not sell or transfer assets to any of these investment vehicles. In accordance with financial accounting standards, we consolidate certain sponsored investment vehicles, some of which are designated as CIVs.

Certain investment vehicles we sponsor and are the manager of are considered to be variable interest entities ("VIEs") (further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Investment vehicles that are considered VREs are consolidated if we have a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). We may also fund the initial cash investment in certain VRE investment vehicles to generate an investment performance track record in order to attract third-party investors in the product. Our initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as we maintain a controlling financial interest in the product, but they are not designated as CIVs unless the investment is longer-term.

A VIE is an entity which does not have adequate equity to finance its activities without additional subordinated financial support; or the equity investors, as a group, do not have the normal characteristics of equity for a potential controlling financial interest.

Investment Company VIEs
For most sponsored investment funds deemed to be investment companies, including money market funds, we determine we are the primary beneficiary of a VIE if we absorb a majority of the VIE's expected losses, or receive a majority of the VIE's expected residual returns, if any. Our determination of expected residual returns excludes gross fees paid to a decision maker if certain criteria are met. In determining whether we are the primary beneficiary of an investment company VIE, we consider both qualitative and quantitative factors such as the voting rights of the equity holders; economic participation of all parties, including how fees are earned and paid to us; related party (including employees’) ownership; guarantees and implied relationships.

In determining the primary beneficiary, we must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows, and credit and interest rate risks. In determining whether a VIE is significant for disclosure purposes, we consider the same factors used for determination of the primary beneficiary.

Other VIEs
For other sponsored investment funds that do not meet the investment company criteria, such as collateralized debt obligation entities and CLO entities, we determine on a fund by fund basis if we are the primary beneficiary of a VIE if we have both the power to direct the activities of the VIE that most significantly impact the entity's economic performance, the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE. We consider the management fee structure, including the seniority level of our fees, the current and expected economic performance of the entity, as well as other provisions included in the governing documents that might restrict or guarantee an expected loss or residual return.

In evaluating whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to a VIE, we consider factors regarding the design, terms, and characteristics of the investment vehicles, including the following qualitative factors: if we have involvement with the investment vehicle beyond providing management services; if we hold equity or debt interests in the investment vehicle; if we have transferred any assets to the investment vehicle; if the potential aggregate fees in future periods are insignificant relative to the potential cash flows of the investment vehicle; and if the variability of the expected fees in relation to the potential cash flows of the investment vehicle is more than insignificant.

We must consolidate any VIE for which we are deemed to be the primary beneficiary.

See Notes 1, 3 and 16 of Notes to Consolidated Financial Statements for additional discussion of CIVs and other VIEs.

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

Valuation processes for AUM are dependent on the nature of the assets and any contractual provisions with our clients. Equity securities under management for which market quotations are available are usually valued at the last reported sales price or official closing price on the primary market or exchange on which they trade. Debt securities under management are usually valued at bid, or the mean between the last quoted bid and asked prices, provided by independent pricing services that are based on transactions in debt obligations, quotations from bond dealers, market transactions in comparable securities and various other relationships between securities. Short-term debt obligations are generally valued at amortized cost, which approximates fair value. The vast majority of our AUM is valued based on data from third parties such as independent pricing services, fund accounting agents, custodians and brokers. This varies slightly from time to time based upon the underlying composition of the asset class (equity, fixed income and liquidity) as well as the actual underlying securities in the portfolio within each asset class. Regardless of the valuation process or pricing source, we have established controls reasonably designed to assess the reasonableness of the prices provided. Where market prices are not readily available, or are determined not to reflect fair value, value may be determined in accordance with established valuation procedures based on, among other things, unobservable inputs. Management fees on AUM where fair values are based on unobservable inputs are not material. As of March 31, 2015, equity, fixed income and liquidity AUM values aggregated $199.4 billion, $376.1 billion and $127.2 billion, respectively.

As the vast majority of our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying the value of our AUM. Economic events and financial market turmoil have increased market price volatility; however, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of March 31, 2015, less than 1% of total AUM is valued based on unobservable inputs.

Valuation of Financial Instruments
Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value, except a portion of our long-term debt. Trading investments, investment securities and derivative assets and liabilities included in the Consolidated Balance Sheets include forms of financial instruments. Unrealized gains and losses related to these financial instruments are reflected in Net Income (Loss) or Other Comprehensive Income (Loss), depending on the underlying purpose of the instrument.

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

For investments in illiquid or privately-held securities for which market prices or quotations are not readily available, the determination of fair value requires us to estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of both March 31, 2015 and 2014, excluding investments in CIVs, we owned approximately $0.3 million of financial investments that were valued on our assumptions or estimates and unobservable inputs.

At March 31, 2015 and 2014, we also had approximately $62.9 million and $87.4 million, respectively, of other investments, such as investment partnerships, that are included in Other noncurrent assets on the Consolidated Balance Sheets, of which approximately $48.3 million and $63.0 million, respectively, are accounted for under the equity method. The remainder is accounted for under the cost method, which considers if factors indicate there may be an impairment in the value of these investments. In addition, as of March 31, 2015 and 2014, we had $16.2 million and $22.6 million, respectively, of equity method investments that are included in Investment securities on the Consolidated Balance Sheets.

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

As of March 31, 2015, approximately 1% of total assets (8% of financial assets measured at fair value) and 4% of total liabilities (30% of financial liabilities measured at fair value) meet the definition of Level 3. Excluding the assets and liabilities of CIVs, approximately 1% of total assets (7% of financial assets measured at fair value) and 4% of liabilities (30% of financial liabilities measured at fair value) meet the definition of Level 3.

Any transfers between categories are measured at the beginning of the period.

See Note 3 and 16 of Notes to Consolidated Financial Statements for additional information.

Intangible Assets and Goodwill
Balances as of March 31, 2015, are as follows (in thousands):

Amortizable intangible asset management contracts	$21,729
Indefinite-life intangible assets	3,232,271
Trade names	59,334
Goodwill	1,339,510
$4,652,844

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

Given the relative significance of our intangible assets and goodwill to our consolidated financial statements, on a quarterly basis we consider if triggering events have occurred that may indicate a significant change in fair values. Triggering events may include significant adverse changes in our business or the legal or regulatory environment, loss of key personnel, significant business dispositions, or other events, including changes in economic arrangements with our affiliates that will impact future operating results. If a triggering event has occurred, we perform quantitative tests, which include critical reviews of all significant assumptions, to determine if any intangible assets or goodwill are impaired. If we have not qualitatively concluded that it is more likely than not that the respective fair values exceed the related carrying values, we perform these tests for indefinite-life intangible assets and goodwill annually at December 31.

We completed our annual impairment tests of goodwill and indefinite-life intangible assets as of December 31, 2014, and determined that there was no impairment in the value of these assets as of December 31, 2014. Further, no impairments in the values of amortizable intangible assets were recognized during the year ended March 31, 2015, as our estimates of the related future cash flows exceeded the asset carrying values. We have also determined that no triggering events have occurred as of March 31, 2015, therefore, no additional indefinite-life intangible asset and goodwill impairment testing was necessary. As a result of uncertainty regarding future market conditions, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment.

The acquisition of Martin Currie by Legg Mason resulted in the addition of an indefinite-life mutual fund contracts asset, an amortizable separate accounts asset, a trade name asset and goodwill of $135 million, $15 million, $7 million, and $158 million (£84 million, £9 million, £4 million, and £98 million), respectively, using the foreign exchange rate as of October 1, 2014. Because the fair values of the Martin Currie indefinite-life mutual fund contracts asset and amortizable separate accounts asset fair values were established as of the October 1, 2014 acquisition date, our December 31, 2014 impairment consideration was limited to a review of AUM trends and other critical valuation inputs, which noted no significant changes.

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

The estimated remaining useful lives of amortizable intangible assets currently range from four to 12 years with a weighted-average life of approximately 9.3 years.

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

The Permal funds-of-hedge funds contracts of $698 million account for approximately 20% of our indefinite-life intangible assets, and are supported by Permal's fund-of-hedge funds business. These funds have experienced outflows over recent years and increased risk associated with this portion of Permal's business. The past several years have seen declines in the traditional high net worth client fund-of-hedge funds business, Permal's historical focus, which Permal has offset to some extent with inflows in their institutional business. Further, fund-of-hedge fund managers are subject to certain regulatory and market influences, as evidenced in Permal's growth in institutional funds and separate accounts, adding additional uncertainty to our estimates.

Based upon our projected discounted cash flow analyses, the fair value of the Permal funds-of-hedge funds contracts asset exceeded its carrying value by $88 million and continues to have the lowest level of excess fair value over carrying value of our more significant mutual fund contract intangible assets. Cash flows on the Permal funds-of-hedge funds contracts are assumed to have an average annual growth rate of approximately 7%. However, given current experience, projected cash flows reflect moderate AUM outflows in year one, and no net AUM flows in year two, trending to moderate AUM inflows in year three. Investment performance, including its expected impact on future asset flows, is a significant factor in our growth projections for the Permal funds-of-hedge funds contracts. Our market performance projections are supported by the fact that Permal's two largest funds that comprise approximately half of the contracts asset AUM, have 10-year average returns approximating 5%. Our market projections are further supported by industry statistics. The projected cash flows from the Permal funds-of-hedge funds contracts are discounted at 14.5%, reflecting the factors noted above. Results for the 12 months through December 31, 2014, were slightly lower than the growth assumptions related to the Permal funds-of-hedge funds contracts assets impairment testing at December 31, 2013.

Assuming all other factors remain the same, our actual results and/or changes in assumptions for the Permal funds-of-hedge funds contracts cash flow projections over the long-term would have to deviate more than 10% from the previous projections, or the discount rate would have to be raised from 14.5% to more than 15.5%, for the asset to be deemed impaired. Given the relatively small excess of fair value over the related carrying value, and the current uncertainty regarding future market conditions, including the funds-of-hedge funds environment, as discussed above, it is reasonably possible that fund performance, flows and AUM levels may decrease in the near term such that actual cash flows from the Permal funds-of-hedge funds contracts could deviate from the projections by more than 10% and the asset could be deemed to be impaired by a material amount.

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2,106 million, account for approximately 65% of our indefinite-life intangible assets. As of December 31, 2014, approximately $157 billion of AUM, primarily managed by ClearBridge and Western Asset, are associated with this asset, with approximately 40% in equity AUM and 30% in each of long-term fixed AUM and liquidity AUM. Although our domestic mutual funds overall have maintained strong recent market performance, previously disclosed uncertainties regarding market conditions and asset flows and risks related to potential regulatory changes in the liquidity business, are reflected in our projected discounted cash flow analyses. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by approximately $865 million. For our impairment test, cash flows from the domestic mutual fund contracts are assumed to have annual growth rates that average approximately 6%, and reflect moderate AUM inflows in years 1 and 2. Projected cash flows of the domestic mutual fund contracts are discounted at 13.5%. Results for the 12 months through December 31, 2014, compared favorably to the growth assumptions related to the domestic mutual fund contracts asset impairment testing at December 31, 2013.

Assuming all other factors remain the same, our actual results and/or changes in assumptions for the domestic mutual fund contracts cash flow projections over the long-term would have to deviate more than 30% from previous projections, or the discount rate would have to be raised from 13.5% to more than 16.5%, for the asset to be deemed impaired. Despite the higher excess of fair value over the related carrying value, given the current uncertainty regarding future market conditions, it is reasonably possible that fund performance, flows and AUM levels may decrease in the near term such that actual cash flows from the domestic mutual funds contracts could deviate from the projections by more than 30% and the asset could be deemed to be impaired by a material amount.

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

We also perform a market-based valuation of our reporting unit value, which applies an average of EBITDA multiples paid in change of control transactions for peer companies to our EBITDA. The results of our two estimates of value for the reporting unit (the discounted cash flow and EBITDA multiple analyses) are compared and any significant differences, if any, are assessed to determine the reasonableness of each value and whether any adjustment to either result is warranted. Once the values are accepted, the appropriately weighted average of the two reporting unit valuations (the discounted cash flow and EBITDA multiple analyses) is used as the implied fair value of our Global Asset Management reporting unit, which at December 31, 2014, exceeded the carrying value by a material amount. Considering the relative merits of the details involved in each valuation process, we used an equal weighting of the two values for the December 2014 testing.

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

Contingent Consideration Liabilities
In connection with business acquisitions, we may be required to pay additional future consideration based on the achievement of certain designated financial metrics. We estimate the fair value of these potential future obligations at the time a business combination is consummated and record a Contingent consideration liability in the Consolidated Balance Sheet. The fair values of Contingent consideration liabilities are revised as of each quarterly reporting date. As of March 31, 2015, the fair values of our Contingent consideration liabilities aggregate $111 million, relating to our acquisitions of Martin Currie, Fauchier and QS Investors.
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

Stock-Based Compensation
Our stock-based compensation plans include stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Under our stock compensation plans, we issue equity awards to directors, officers, and key employees.

In accordance with the applicable accounting guidance, compensation expense for the years ended March 31, 2015, 2014 and 2013, includes compensation cost for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods on the straight-line method. Also, under the accounting guidance, cash flows related to income tax deductions in excess of or less than the stock-based compensation expense are classified as financing cash flows.

We granted 0.9 million, 1.2 million, and 1.0 million stock options in fiscal 2015, 2014 and 2013, respectively. During fiscal 2014, we also implemented management equity plans for two of our affiliates and granted units to certain of their employees that entitle them to participate in 15% of the future growth of the respective affiliate's enterprise value (subject to appropriate discounts). For additional information on share-based compensation, see Note 11 of Notes to Consolidated Financial Statements.

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

Substantially all of our deferred tax assets relate to U.S. federal and state, and U.K. taxing jurisdictions. As of March 31, 2015, U.S. federal deferred tax assets aggregated $702.2 million, realization of which is expected to require $3.5 billion of future U.S. earnings. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated and those resulting from foreign tax credits generally expire 10 years after they are generated. Based on estimates of future taxable income, using assumptions consistent with those used in our goodwill impairment testing, it is more likely than not that substantially all of the current federal tax benefits relating to net operating losses are realizable. With respect to those resulting from foreign tax credit carryforwards, it is more likely than not that tax benefits relating to the utilization of approximately$40.0 million foreign taxes as credits will not be realized and a valuation allowance was established in a prior period. Except as it relates to Martin Currie's deferred tax assets, no additional federal valuation allowance was required in fiscal 2015. In addition, a valuation allowance was established in prior years for a substantial portion of our deferred tax assets relating to the U.K. and other foreign taxing jurisdictions. While tax planning may enhance our tax positions, the realization of tax benefits on deferred tax assets for which valuation allowances have not been provided is not dependent on implementation of any significant tax strategies.

As of March 31, 2015, U.S. state deferred tax assets aggregated $186.9 million. Due to limitations on the utilization of net operating loss carryforwards and taking into consideration state tax planning strategies, a valuation allowance of $34.6 million was established in prior years for state net operating loss benefits generated in certain jurisdictions in cases where it is not more likely than not that these benefits will ultimately be realized. A valuation allowance of $9.4 million was released in fiscal 2015 due to updated forecasts, state law changes, and planned future implementation of various tax planning strategies. Due to the uncertainty of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary.

As of March 31, 2015, we also had a valuation allowance of approximately $18 million for the deferred tax assets related to Martin Currie entities. Of this amount, approximately $17 million was established as a purchase accounting adjustment recorded upon acquisition based on historical and current net operating losses of Martin Currie.

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

Management assessed the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of March 31, 2015, Legg Mason's internal control over financial reporting is effective based on the criteria established in the COSO framework.

The effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2015.

Joseph A. Sullivan
Chairman and Chief Executive Officer

Peter H. Nachtwey
Senior Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Legg Mason, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Legg Mason, Inc. and its subsidiaries (“the Company”) at March 31, 2015 and March 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Baltimore, Maryland
May 22, 2015

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2015	March 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$669,552	$858,022
Cash and cash equivalents of consolidated investment vehicles	2,808	56,372
Restricted cash	32,114	13,455
Receivables:
Investment advisory and related fees	368,399	348,633
Other	118,850	68,186
Investment securities	454,735	467,726
Investment securities of consolidated investment vehicles	48,000	50,463
Deferred income taxes	169,706	186,147
Other	51,750	47,677
Other assets of consolidated investment vehicles	6,121	31,910
Total Current Assets	1,922,035	2,128,591
Fixed assets, net	179,606	189,241
Intangible assets, net	3,313,334	3,171,773
Goodwill	1,339,510	1,240,523
Investments of consolidated investment vehicles	—	31,810
Deferred income taxes	161,978	165,705
Other	157,514	183,706
TOTAL ASSETS	$7,073,977	$7,111,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$400,245	$425,466
Accounts payable and accrued expenses	208,210	214,819
Current portion of long-term debt	—	438
Contingent consideration	22,276	—
Other	177,879	91,586
Debt and other current liabilities of consolidated investment vehicles	6,436	88,936
Total Current Liabilities	815,046	821,245
Deferred compensation	51,706	49,618
Deferred income taxes	362,209	265,583
Contingent consideration	88,508	29,553
Other	167,998	136,656
Long-term debt	1,058,089	1,038,826
TOTAL LIABILITIES	2,543,556	2,341,481

Commitments and Contingencies (Note 8)

REDEEMABLE NONCONTROLLING INTERESTS
Consolidated investment vehicles	38,498	43,328
Affiliate management equity plan interests	7,022	1,816
TOTAL REDEEMABLE NONCONTROLLING INTERESTS	45,520	45,144

STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 111,469,142 shares in March 2015 and 117,173,639 shares in March 2014	11,147	11,717
Additional paid-in capital	2,844,441	3,148,396
Employee stock trust	(29,570)	(29,922)
Deferred compensation employee stock trust	29,570	29,922
Retained earnings	1,690,055	1,526,662
Accumulated other comprehensive income, net	(60,742)	37,949
TOTAL STOCKHOLDERS' EQUITY	4,484,901	4,724,724
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,073,977	$7,111,349
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2015	2014	2013
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$824,211	$777,420	$730,326
Funds	1,544,494	1,501,278	1,446,066
Performance fees	83,519	107,087	98,568
Distribution and service fees	361,188	347,598	330,480
Other	5,694	8,374	7,210
Total Operating Revenues	2,819,106	2,741,757	2,612,650
OPERATING EXPENSES
Compensation and benefits	1,232,770	1,210,387	1,188,470
Distribution and servicing	594,788	619,070	600,644
Communications and technology	182,438	157,872	149,645
Occupancy	109,708	115,234	171,941
Amortization of intangible assets	2,625	12,314	14,019
Impairment charges	—	—	734,000
Other	198,558	195,987	188,430
Total Operating Expenses	2,320,887	2,310,864	3,047,149
OPERATING INCOME (LOSS)	498,219	430,893	(434,499)
OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	7,440	6,367	7,590
Interest expense	(58,274)	(52,911)	(62,919)
Other income (expense), net, including debt extinguishment losses of $107,074 in July 2014 and $68,975 in May 2012	(85,280)	32,818	(17,958)
Other non-operating income (expense) of consolidated investment vehicles, net	5,888	2,474	(2,821)
Total Other Non-Operating Income (Expense)	(130,226)	(11,252)	(76,108)
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	367,993	419,641	(510,607)
Income tax provision (benefit)	125,284	137,805	(150,859)
NET INCOME (LOSS)	242,709	281,836	(359,748)
Less: Net income (loss) attributable to noncontrolling interests	5,629	(2,948)	(6,421)
NET INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$237,080	$284,784	$(353,327)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$2.06	$2.34	$(2.65)
Diluted	$2.04	$2.33	$(2.65)
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Years Ended March 31,
	2015	2014	2013
NET INCOME (LOSS)	$242,709	$281,836	$(359,748)
Other comprehensive income (loss):
Foreign currency translation adjustment	(88,982)	(9,424)	(23,945)
Unrealized gains (losses) on investment securities:
Unrealized holding losses, net of tax benefit of $3, $123 and $1, respectively	(5)	(184)	(1)
Reclassification adjustment for losses included in net income (loss)	5	18	13
Net unrealized gains (losses) on investment securities	—	(166)	12
Net actuarial losses on defined benefit pension plan	(9,595)	—	—
Unrealized gains on reverse treasury rate lock, net of tax provision of $233	405	—	—
Reclassification for realized gain on termination of reverse treasury rate lock, net of tax provision of $233	(405)	—	—
Reclassification to assets held for sale	(114)	—	—
Total other comprehensive loss	(98,691)	(9,590)	(23,933)
COMPREHENSIVE INCOME (LOSS)	144,018	272,246	(383,681)
Less: Comprehensive income (loss) attributable to noncontrolling interests	5,629	(2,948)	(6,421)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$138,389	$275,194	$(377,260)
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Years Ended March 31,
	2015	2014	2013
COMMON STOCK
Beginning balance	$11,717	$12,534	$13,987
Stock options and other stock-based compensation	74	83	8
Deferred compensation employee stock trust	5	5	8
Deferred compensation, net	91	118	192
Employee tax withholdings by settlement of net share transactions	(47)	(55)	(41)
Shares repurchased and retired	(693)	(968)	(1,620)
Ending balance	11,147	11,717	12,534
ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,148,396	3,449,190	3,864,216
Stock options and other stock-based compensation	31,910	29,537	5,198
Deferred compensation employee stock trust	2,218	1,779	1,803
Deferred compensation, net	45,019	48,143	44,246
Employee tax withholdings by settlement of net share transactions	(22,067)	(19,409)	(11,303)
Shares repurchased and retired	(355,829)	(359,028)	(423,855)
Redeemable noncontrolling interest reclassification for affiliate management equity plans	(5,206)	(1,816)	—
Allocation from 2.5% Convertible Senior Notes repurchase, net of tax	—	—	(31,115)
Ending balance	2,844,441	3,148,396	3,449,190
EMPLOYEE STOCK TRUST
Beginning balance	(29,922)	(32,623)	(32,419)
Shares issued to plans	(2,223)	(1,784)	(1,811)
Distributions and forfeitures	2,575	4,485	1,607
Ending balance	(29,570)	(29,922)	(32,623)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	29,922	32,623	32,419
Shares issued to plans	2,223	1,784	1,811
Distributions and forfeitures	(2,575)	(4,485)	(1,607)
Ending balance	29,570	29,922	32,623
RETAINED EARNINGS
Beginning balance	1,526,662	1,304,259	1,715,395
Net Income (Loss) Attributable to Legg Mason, Inc.	237,080	284,784	(353,327)
Dividends declared	(73,687)	(62,381)	(57,809)
Ending balance	1,690,055	1,526,662	1,304,259
APPROPRIATED RETAINED EARNINGS FOR CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	—	4,829	12,221
Net income reclassified to appropriated retained earnings	—	(4,829)	(7,392)
Ending balance	—	—	4,829
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Beginning balance	37,949	47,539	71,472
Net unrealized gains (losses) on investment securities	—	(166)	12
Actuarial losses on defined benefit pension plan	(9,595)	—	—
Reclassification to assets held for sale	(114)	—	—
Foreign currency translation adjustment	(88,982)	(9,424)	(23,945)
Ending balance	(60,742)	37,949	47,539
TOTAL STOCKHOLDERS’ EQUITY	$4,484,901	$4,724,724	$4,818,351

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended March 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$242,709	$281,836	$(359,748)
Senior Notes:
Loss on extinguishments	107,074	—	68,975
Allocation of redemption payments	(98,418)	—	(216,038)
Adjustments to reconcile Net Income to net cash provided by operations:
Impairment of intangible assets	—	—	734,000
Depreciation and amortization	55,086	62,845	87,848
Imputed interest for 2.5% Convertible Senior Notes	—	—	5,839
Accretion and amortization of securities discounts and premiums, net	4,275	3,037	3,295
Stock-based compensation	66,245	66,488	58,983
Net gains on investments	(13,912)	(26,805)	(43,684)
Net (gains) losses of consolidated investment vehicles	(1,308)	(643)	5,358
Deferred income taxes	100,387	118,430	(157,355)
Other	(12,939)	3,276	1,725
Decrease (increase) in assets:
Investment advisory and related fees receivable	(28,668)	(2,061)	(11,045)
Net sales (purchases) of trading and other investments	47,357	(44,293)	189,347
Other receivables	19,547	14,105	(9,712)
Other assets	(9,936)	(24,042)	(1,605)
Other assets of consolidated investment vehicles	114,934	(62,916)	(14,378)
Increase (decrease) in liabilities:
Accrued compensation	(17,727)	76,968	(54,964)
Deferred compensation	10,314	(7,191)	(530)
Accounts payable and accrued expenses	(14,763)	319	8,690
Other liabilities	1,182	(18,310)	3,112
Other liabilities of consolidated investment vehicles	(3,321)	(3,719)	5,219
CASH PROVIDED BY OPERATING ACTIVITIES	$568,118	$437,324	$303,332

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

	Years Ended March 31,
	2015	2014	2013
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(45,773)	$(40,452)	$(38,351)
Business acquisitions, net of cash acquired	(183,747)	—	(55,277)
Proceeds from sale of businesses and assets	47,001	1,351	—
Change in restricted cash	(25,571)	(5,801)	(7,245)
Purchases of investment securities	(2,641)	(4,335)	(5,787)
Proceeds from sales and maturities of investment securities	2,688	4,306	5,272
Purchases of investments by consolidated investment vehicles	—	(17,328)	(98,374)
Proceeds from sales and maturities of investments by consolidated investment vehicles	—	199,886	188,739
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(208,043)	137,627	(11,023)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	$(645,780)	$(500,439)	$(1,299,218)
Repayment of long-term debt of consolidated investment vehicles	(79,179)	(133,047)	(75,561)
Proceeds from issuance of long-term debt	658,769	393,740	1,143,246
Debt issuance costs	(5,250)	(3,940)	(10,289)
Issuances of common stock for stock-based compensation	24,288	25,603	1,986
Employee tax withholdings by settlement of net share transactions	(22,114)	(19,464)	(11,302)
Repurchases of common stock	(356,522)	(359,996)	(425,516)
Dividends paid	(70,815)	(61,966)	(55,250)
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interests	(10,459)	20,438	(3,993)
CASH USED IN FINANCING ACTIVITIES	(507,062)	(639,071)	(735,897)
EFFECT OF EXCHANGE RATES ON CASH	(41,483)	(10,894)	(5,639)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(188,470)	(75,014)	(449,227)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	858,022	933,036	1,382,263
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$669,552	$858,022	$933,036
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Income taxes, net of refunds of $(865), $(13,835), and $(2,313), respectively	$19,578	$10,140	$32,318
Interest	59,039	44,295	40,262

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Legg Mason, Inc. ("Parent") and its subsidiaries (collectively, "Legg Mason" or "the Company") are principally engaged in providing asset management and related financial services to individuals, institutions, corporations and municipalities.

The consolidated financial statements include the accounts of the Parent and its subsidiaries in which it has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Legg Mason is also required to consolidate any variable interest entity ("VIE") in which it is considered to be the primary beneficiary. See "Consolidation" below and Note 16 for a further discussion of VIEs. All material intercompany balances and transactions have been eliminated.

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation, including contingent consideration liabilities and redeemable noncontrolling interests for affiliate management equity plans.

All references to fiscal 2015, 2014 or 2013, refer to Legg Mason's fiscal year ended March 31 of that year.

Use of Estimates
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and the applicable rules and regulations of the Securities and Exchange Commission, which require management to make assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes, including revenue recognition, valuation of financial instruments, intangible assets and goodwill, stock-based compensation, income taxes, and consolidation. Management believes that the estimates used are reasonable, although actual amounts could differ from the estimates and the differences could have a material impact on the consolidated financial statements.

Consolidation
In the normal course of its business, Legg Mason sponsors and manages various types of investment vehicles. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make, and any earned but uncollected management fees. Legg Mason did not sell or transfer assets to any of these investment vehicles. In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment vehicles, some of which are designated as consolidated investment vehicles (“CIVs”). The consolidation of investment vehicles has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results. The change in the value of these CIVs, which is recorded in Other Non-Operating Income (Expense), is reflected in Net Income (Loss), net of amounts allocated to noncontrolling interests.

Certain investment vehicles Legg Mason sponsors and is the manager of are considered to be VIEs (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). Legg Mason may also fund the initial cash investment in certain VRE investment vehicles to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. Legg Mason held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV as of March 31, 2014, and 2013. During fiscal 2015, Legg Mason redeemed a significant portion of its investment in this fund and as a result no longer had a controlling financial interest in the fund, therefore, the fund was not included as a CIV as of March 31, 2015.

A VIE is an entity which does not have adequate equity to finance its activities without additional subordinated financial support; or the equity investors, as a group, do not have the normal characteristics of equity for a potential controlling financial interest.

Investment Company VIEs
For most sponsored investment fund VIEs deemed to be investment companies, including money market funds, Legg Mason determines it is the primary beneficiary of a VIE if it absorbs a majority of the VIE's expected losses, or receives a majority of the VIE's expected residual returns, if any. Legg Mason's determination of expected residual returns excludes gross fees paid to a decision maker if certain criteria relating to the fees are met. In determining whether it is the primary beneficiary of an investment company VIE, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders; economic participation of all parties, including how fees are earned and paid to Legg Mason; related party (including employees) ownership; guarantees and implied relationships.

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated as a CIV) as of March 31, 2015, 2014, and 2013, despite significant third party investments in this product. As of March 31, 2015, and 2014, Legg Mason also concluded it was the primary beneficiary of 17 employee-owned funds it sponsors, which were consolidated and reported as CIVs.

Other VIEs
For other sponsored investment funds that do not meet the investment company criteria, Legg Mason determines on a fund by fund basis if it is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE.

As of March 31, 2015, Legg Mason had a variable interest in three collateralized loan obligations ("CLOs"). Legg Mason concluded it was not the primary beneficiary of these CLOs, which were not consolidated, as it holds no equity interest in these investment vehicles and the level of fees they are estimated to pay to Legg Mason is insignificant. As of March 31, 2014 and 2013, Legg Mason had a variable interest in two of these CLOs, which also were not consolidated in either of those periods.

As of March 31, 2014 and 2013, Legg Mason concluded that it was the primary beneficiary of another CLO in which it held a variable interest. Although it held no equity interest in this investment vehicle, it had both the power to control and had a significant variable interest because of the level of its expected subordinated fees. As of March 31, 2014 and 2013, the balances related to this CLO were consolidated and reported as a CIV in the Company's consolidated financial statements. During the three months ended June 30, 2014, this CLO was substantially liquidated and therefore was not consolidated by Legg Mason as of, or subsequent to, June 30, 2014.

Legg Mason's investment in CIVs as of March 31, 2015 and 2014 was $15,553 and $39,434, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees, which were not material. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

See Note 16 for additional information regarding VIEs and VREs.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of 90 days or less.

Restricted Cash
Restricted cash represents long-term escrow deposits, cash collateral required for market hedge arrangements, and other cash that is not available to Legg Mason for general corporate use.

Financial Instruments
Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value, except Legg Mason's long-term debt not designated for a hedging transaction.

As discussed above in "Consolidation," seed capital investments in proprietary fund products are initially consolidated and the individual securities within the portfolio are accounted for as trading investments. Legg Mason consolidates these products as long as it holds a controlling financial interest in the product. Upon deconsolidation, which typically occurs after several years, Legg Mason accounts for its investments in proprietary fund products as equity method investments (further described below) if its ownership is between 20% and 50%, or it otherwise has the ability to significantly influence the financial and operating policies of the investee. For partnerships and LLCs, where third-party investors may have less ability to influence operations, the equity method of accounting is considered if Legg Mason's ownership is greater than 3%. Changes in the fair value of proprietary fund products classified as trading or equity method investments are recognized in Other Non-Operating Income (Expense) on the Consolidated Statements of Income (Loss).
Legg Mason generally redeems its investment in proprietary fund products when the related product establishes a sufficient track record, when third-party investments in the related product are sufficient to sustain the strategy, or when a decision is made to no longer pursue the strategy. The length of time Legg Mason holds a majority interest in a product varies based on a number of factors, such as market demand, market conditions and investment performance.
See Notes 3 and 16 for additional information regarding Legg Mason's seed capital investments and the determination of whether investments in proprietary fund products represent VIEs, respectively.
For equity investments in which Legg Mason does not control the investee and is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, Legg Mason follows the equity method of accounting. The evaluation of whether Legg Mason can exert control or significant influence over the financial and operational policies of an investee requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include investor voting or other rights, any influence Legg Mason may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between Legg Mason and other investors in the entity. Substantially all of Legg Mason's equity method investees are investment companies which record their underlying investments at fair value. Therefore, under the equity method of accounting, Legg Mason's share of the investee's underlying net income or loss predominantly represents fair value adjustments in the investments held by the equity method investee. Legg Mason's share of the investee's net income or loss is based on the most current information available and is recorded as a net gain (loss) on investments within Non-Operating Income (Expense). A significant portion of earnings (losses) attributable to Legg Mason's equity method investments has offsetting compensation expense adjustments under revenue sharing agreements and deferred compensation arrangements, therefore, fluctuations in the market value of these investments will not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

Legg Mason also holds debt and marketable equity investments which are classified as available-for-sale, held-to-maturity or trading. Debt and marketable equity securities classified as available-for-sale are reported at fair value and resulting unrealized gains and losses are reflected in stockholders' equity, noncontrolling interests, and comprehensive income (loss), net of applicable income taxes. Debt securities for which there is positive intent and ability to hold to maturity are classified as held-to-maturity and are recorded at amortized cost. Amortization of discount or premium is recorded under the interest method and is included in interest income. Certain investment securities, including those held by CIVs, are classified as trading securities. These investments are recorded at fair value and unrealized gains and losses are included in current period earnings. Realized gains and losses for all investments are included in current period earnings.

Equity and fixed income securities classified as trading or available-for-sale are valued using closing market prices for listed instruments or broker price quotations, when available. Fixed income securities may also be valued using valuation models and estimates based on spreads to actively traded benchmark debt instruments with readily available market prices.

Legg Mason evaluates its non-trading investment securities for "other-than-temporary" impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an "other-than-temporary" impairment is determined to exist, the amount of impairment that relates to credit losses is recognized as a charge to income. As of March 31, 2015, 2014 and 2013, the amount of temporary unrealized losses for investment securities not recognized in income was not material.

For investments in illiquid or privately-held securities for which market prices or quotations may not be readily available, management estimates the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry.

In addition to the financial instruments described above and the derivative instruments and CLO loans, bonds and debt, described below, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents and Short-term borrowings. The fair values of Long-term debt at March 31, 2015 and 2014, aggregated $1,166,697 and $1,135,103, respectively. Except for long-term debt designated for a hedging transaction, these fair values were estimated using publicly quoted market prices or discounted cash flow analyses, as appropriate, and were classified as Level 2 in the fair value hierarchy, as described below. The 2.7% Senior Notes due 2019 designated for a hedging transaction are valued as the sum of the amortized cost of the debt and the fair value of the related interest rate contract designated for a hedging transaction which approximates the debt fair value, and was classified as a Level 2 measurement, as discussed below.

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

With the exception of a reverse treasury rate lock contract and an interest rate swap, as further discussed in Note 6, Legg Mason has not designated any financial instruments for hedge accounting, as defined in the accounting literature, during the periods presented. The gains or losses on derivative instruments not designated for hedge accounting are included as Other operating income (expense) or Other Non-Operating Income (Expense) in the Consolidated Statements of Income (Loss), depending on the strategy. Gains and losses on derivative instruments of CIVs are recorded as Other non-operating income (loss) of consolidated investment vehicles, net, in the Consolidated Statements of Income (Loss). See Note 14 for additional information regarding derivatives and hedging.

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

Legg Mason's financial instruments are measured and reported at fair value (except debt not designated for a hedging transaction) and are classified and disclosed in one of the following categories:

Level 1 — Financial instruments for which prices are quoted in active markets, which, for Legg Mason, include investments in publicly traded mutual funds with quoted market prices and equities listed in active markets and certain derivative instruments.

Level 2 — Financial instruments for which: prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For Legg Mason, this category may include fixed income securities, certain proprietary fund products and long-term debt.

Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes investments in partnerships, limited liability companies, private equity funds and prior to June 2014, CLO debt of a CIV. This category may also include certain proprietary fund products with redemption restrictions.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy in which a fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Certain proprietary fund products and investments held by CIVs are valued at net asset value ("NAV") determined by the applicable fund administrator. These funds are typically invested in exchange traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2 or Level 3 based on whether the fund is exchange traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity and investment partnerships) for which market prices or quotations may not be readily available, including certain investments held by CIVs prior to June 2014, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified in Level 3.

The fair value of CLO debt, which existed only through June 2014, was valued using a discounted cash flow methodology. Inputs used to determine the expected cash flows included assumptions about forecasted default and recovery rates that a market participant would use in determining the fair value of the CLO's underlying collateral assets. Given the significance of the unobservable inputs to the fair value measurement, the CLO debt valuation was classified as Level 3.

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

Fair Value Option
As of March 31, 2014, Legg Mason elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO (see "Consolidation" above and Note 16). Management believed that the use of the fair value option mitigated the impact of certain timing differences and better matched the changes in fair value of assets and liabilities related to the CLO. Unrealized gains and losses on assets and liabilities for which the fair value option was elected have been reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument, and is irrevocable once elected. Liabilities measured at fair value pursuant to the fair value option were included in Debt and other current liabilities of consolidated investment vehicles in the Consolidated Balance Sheet as of March 31, 2014. The CLO substantially liquidated and was deconsolidated as of June 2014. Subsequently, Legg Mason has not elected the fair value option for any other financial assets or liabilities.

Appropriated Retained Earnings
Upon the election of the fair value option for eligible assets and liabilities of the CLO described above, Legg Mason recorded a cumulative effect adjustment to Appropriated retained earnings for consolidated investment vehicle on the Consolidated Balance Sheets equal to the difference between the fair values of the CLO's assets and liabilities. This difference was recorded as "Appropriated retained earnings for consolidated investment vehicle" because the investors in the CLO, not Legg Mason shareholders, would ultimately realize any benefits or losses associated with the CLO. Changes in the fair values of the CLO assets and liabilities were recorded as Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income (Loss) and Appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheets. At March 31, 2014, the CLO was in the final stage of liquidation, and the fair value of its assets and liabilities were substantially equal, and there were no Appropriated retained earnings. As of June 30, 2014, the CLO was deconsolidated.

Fixed Assets
Fixed assets primarily consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Capitalized software includes both purchased software and internally developed software. The cost of software used under a service contract where Legg Mason does not own or control the software is expensed over the term of the contract. Fixed assets are reported at cost, net of accumulated depreciation and amortization. Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Software is amortized over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized or depreciated over the initial term of the lease unless options to extend are likely to be exercised. Maintenance and repair costs are expensed as incurred. Internally developed software is reviewed periodically to determine if there is a change in the useful life, or if an impairment in value may exist. If impairment is deemed to exist, the asset is written down to its fair value or is written off if the asset is determined to no longer have any value.

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

Goodwill represents the residual amount of acquisition cost in excess of identified tangible and intangible assets and assumed liabilities. Indefinite-life intangible assets and goodwill are not amortized for financial statement purposes. Given the relative significance of intangible assets and goodwill to the Company's consolidated financial statements, on a quarterly basis Legg Mason considers if triggering events have occurred that may indicate that the fair values have declined below their respective carrying amounts. Triggering events may include significant adverse changes in the Company's business or the legal or regulatory environment, loss of key personnel, significant business dispositions, or other events, including changes in economic arrangements with our affiliates that will impact future operating results. If a triggering event has occurred, the Company will perform quantitative tests, which include critical reviews of all significant factors and assumptions, to determine if any intangible assets or goodwill are impaired. Legg Mason considers factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the indefinite-life assumptions are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the consolidated financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. If a triggering event has not occurred, the Company performs quantitative tests annually at December 31, for indefinite-life intangible assets and goodwill, unless the Company can qualitatively conclude that it is more likely than not that the respective fair values exceed the related carrying values. The fair values of intangible assets subject to amortization are considered for impairment at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined from a market participant's perspective based on projected discounted cash flows, which take into consideration estimates of future fees, profit margins, growth rates, taxes, and discount rates. Proprietary fund contracts that are managed and operated as a single unit and meet other criteria may be aggregated for impairment testing. Goodwill is evaluated at the reporting unit level, and is considered for impairment when the carrying value of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, Legg Mason uses valuation techniques principally based on discounted projected cash flows and EBITDA multiples, similar to techniques employed in analyzing the purchase price of an acquisition. Goodwill is deemed to be recoverable at the reporting unit level, which is also the operating segment level that Legg Mason defines as the Global Asset Management segment. This results from the fact that the chief operating decision maker, Legg Mason's Chief Executive Officer, regularly receives discrete financial information at the consolidated Global Asset Management business level and does not regularly receive discrete financial information, such as operating results, at any lower level, such as the asset management affiliate level. Allocations of goodwill for management restructures, acquisitions, and dispositions are based on relative fair values of the respective businesses restructured, acquired, or divested.

See Note 5 for additional information regarding intangible assets and goodwill and Note 15 for additional business segment information.

Contingent Consideration Liabilities
In connection with business acquisitions, Legg Mason may be required to pay additional future consideration based on the achievement of certain designated financial metrics. Legg Mason estimates the fair value of these potential future obligations at the time a business combination is consummated and records a Contingent consideration liability in the Consolidated Balance Sheets.

Legg Mason accretes contingent consideration liabilities to the expected payment amounts over the related earn-out terms until the obligations are ultimately paid, resulting in Interest expense in the Consolidated Statements of Income (Loss). If the expected payment amounts subsequently change, the Contingent consideration liabilities are reduced or increased in the current period, resulting in a gain or loss, which is reflected within Other operating expense in the Consolidated Statements of Income (Loss).

See Notes 2 and 8 for additional information regarding contingent consideration liabilities.

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

Investment Advisory Fees
Legg Mason earns investment advisory fees on assets in separately managed accounts, investment funds, and other products managed for Legg Mason's clients. These fees are primarily based on predetermined percentages of the market value of the assets under management ("AUM"), and are recognized over the period in which services are performed and may be billed in advance of the period earned based on AUM at the beginning of the billing period in accordance with the related advisory contracts. Revenue associated with advance billings is deferred and included in Other current liabilities in the Consolidated Balance Sheets and is recognized over the period earned. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks on a relative or absolute basis, depending on the product, and are recognized at the end of the performance measurement period. Accordingly, neither advanced billings nor performance fees are subject to reversal. The largest portion of performance fees are earned based on 12-month performance periods that end in differing quarters during the year, with a portion also based on quarterly performance periods.

Legg Mason has responsibility for the valuation of AUM, substantially all of which is based on observable market data from independent pricing services, fund accounting agents, custodians or brokers.

Distribution and Service Fees Revenue and Expense
Distribution and service fees represent fees earned from funds to reimburse the distributor for the costs of marketing and selling fund shares and servicing proprietary funds and are generally determined as a percentage of client assets. Reported amounts also include fees earned from providing client or shareholder servicing, including record keeping or administrative services to proprietary funds, and non-discretionary advisory services. Distribution fees earned on company-sponsored investment funds are reported as revenue. When Legg Mason enters into arrangements with broker-dealers or other third parties to sell or market proprietary fund shares, distribution and servicing expense is accrued for the amounts owed to third parties, including finders' fees and referral fees paid to unaffiliated broker-dealers or introducing parties. Distribution and servicing expense also includes payments to third parties for certain shareholder administrative services and sub-advisory fees paid to unaffiliated asset managers.

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

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the years ended March 31, 2015, 2014 and 2013, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $10,422 and $8,031 at March 31, 2015 and 2014, respectively.

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

In conjunction with the December 2012 modification of employment and other arrangements with certain employees of its subsidiary, The Permal Group, Ltd ("Permal"), Legg Mason completed implementation of a management equity plan during the quarter ended June 30, 2013. On March 31, 2014, a similar management equity plan was implemented by Legg Mason for certain employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge"). The plans better align the interests of each affiliate's management with those of Legg Mason and its shareholders, and provide for, among other things, higher margins at specified higher revenue levels. The affiliate management equity plans entitle certain key employees of each affiliate to participate in 15% of the future growth, if any, of the respective affiliates' enterprise value (subject to appropriate discounts) subsequent to the date of grant. Current and future grants under the plans vest 20% annually for five years, over which the related grant-date fair values will be recognized as Compensation expense in the Consolidated Statements of Income. Once vested, plan units can be put to Legg Mason for settlement at fair value, beginning one year after the holder terminates their employment. Legg Mason can also call plan units, generally post employment, for settlement at fair value. Changes in control of Legg Mason or either affiliate do not impact vesting, settlement or other provisions of the units. However, upon sale of substantially all of the affiliate's assets, the vesting of the respective units would accelerate and participants would receive a fair value payment in respect of their interests under the plan. Future grants of additional plan units will dilute the participation of existing outstanding units in 15% of the future growth of the respective affiliates' enterprise value, if any, subsequent to the related future grant date, for which additional compensation expense would be incurred. Further, future grants under either plan will not entitle the plan participants, collectively, to more than an aggregate 15% of the future growth of the respective affiliate's enterprise value. Upon vesting, the grant-date fair value of vested plan units will be reflected in the Consolidated Balance Sheets as redeemable noncontrolling interests through an adjustment to additional paid-in capital. Thereafter, redeemable noncontrolling interests will continue to be adjusted to the ultimate maximum estimated redemption value over the expected term, through retained earnings adjustments. See Note 11 for additional information on affiliate management equity plans.

Earnings Per Share
Basic earnings per share attributable to Legg Mason, Inc. shareholders ("EPS") is calculated by dividing Net Income (Loss) Attributable to Legg Mason, Inc. (adjusted by earnings allocated to participating securities) by the weighted-average number of shares outstanding. Legg Mason issues to employees restricted stock that are deemed to be participating securities prior to vesting, because the unvested restricted shares entitle their holder to nonforfeitable dividend rights. In this circumstance, accounting guidance requires a “two-class method” for EPS calculations that excludes earnings allocated (both distributed and undistributed) to participating securities.

Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive. For periods with a net loss, potential common shares, other than potentially unvested restricted shares, are considered antidilutive. See Note 12 for additional discussion of EPS.

Restructuring Costs
As further discussed in Note 2, in March 2014, Legg Mason entered into a definitive agreement to acquire QS Investors Holdings, LLC ("QS Investors"). Legg Mason is integrating its two existing affiliates, Batterymarch Financial Management, Inc. ("Batterymarch") and Legg Mason Global Asset Allocation, LLC ("LMGAA") into QS Investors over time to leverage the best aspects of each subsidiary. The costs anticipated with this integration primarily relate to employee termination benefits, including severance and retention incentives, which are recorded as Compensation and benefits in the Consolidated Statements of Income (Loss). See Note 2 for additional information.

Noncontrolling Interests
For CIVs with third-party investors, the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. Also included in redeemable noncontrolling interests are vested affiliate management equity plan interests. There were no nonredeemable noncontrolling interests as of March 31, 2015 or 2014. Net income attributable to noncontrolling interests in the Consolidated Statement of Income (Loss) for the year ended March 31, 2013 also includes Net income reclassified to Appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheet.

Net income attributable to noncontrolling interests for the years ended March 31, included the following amounts:

	Years Ended March 31,
	2015	2014	2013
Net income attributable to redeemable noncontrolling interests	$5,629	$1,881	$971
Net income reclassified to appropriated retained earnings for consolidated investment vehicle	—	(4,829)	(7,392)
Total	$5,629	$(2,948)	$(6,421)

Total Redeemable noncontrolling interests as of and for the years ended March 31, included the following amounts:

	Years Ended March 31,
	2015	2014	2013
Balance, beginning of period	$45,144	$21,009	$24,031
Net income attributable to redeemable noncontrolling interests	5,629	1,881	971
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interests	(10,459)	20,438	(3,993)
Affiliate management equity plan interests	5,206	1,816	—
Balance, end of period	$45,520	$45,144	$21,009

Recent Accounting Developments
In May 2015, the Financial Accounting Standards Board (“FASB”) updated the guidance on fair value measurement.  The updated guidance removes the requirement to categorize within the fair value hierarchy and related sensitivity disclosures, all investments for which fair value is measured using the NAV practical expedient.  The amount of such investments would instead be disclosed as a reconciling item between the fair value hierarchy table and the investment amounts reported on the balance sheet.  This guidance will be effective for Legg Mason in fiscal 2017, unless adopted earlier.  Legg Mason is evaluating the impact of its adoption.

In February 2015, the FASB updated the guidance for consolidation requirements. The updated guidance eliminates the presumption that a general partner should consolidate a limited partnership, and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or VREs. Additionally, the updated guidance affects the conclusion such that certain fees paid to decision makers are no longer variable interests, and certain related party relationships with a sponsored investment fund may no longer require its consolidation. The update also eliminates the deferral of accounting guidance that requires separate evaluation for investment company VIEs and other VIEs. This update will be effective for Legg Mason in fiscal 2017, unless adopted earlier. Legg Mason is evaluating the timing and impact of its adoption.

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

In May 2014, the FASB updated the guidance on revenue recognition. The updated guidance improves comparability and removes inconsistencies in revenue recognition practices across entities, industries, jurisdictions, and capital markets. This update will be tentatively effective for Legg Mason in fiscal 2018 and Legg Mason is evaluating the impact of its adoption.

2. ACQUISITIONS AND DISPOSITION

Acquisitions

Martin Currie
On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited ("Martin Currie"), pursuant to a share purchase agreement dated July 24, 2014. Martin Currie is an international equity specialist based in the United Kingdom with approximately $9,500,000 in AUM on the date of acquisition. The acquisition required an initial payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125,000 contract amount), which was funded from existing cash. In addition, contingent consideration payments may be due March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $483,000 (using the foreign exchange rate as of March 31, 2015 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2016, 2017, and 2018. The Contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of March 31, 2015, the fair value of the Contingent consideration liability was $70,114, a decrease of $5,097 from October 1, 2014, all of which is attributable to changes in the exchange rate, net of accretion, which is included in Accumulated other comprehensive income as Foreign currency translation adjustment. The Contingent consideration liability is included in non-current Contingent consideration in the Consolidated Balance Sheet at March 31, 2015. The Contingent consideration liability is recorded at an entity with a British pound functional currency, such that related changes in the exchange rate do not impact net income.

A summary of the acquisition-date fair values of the assets acquired and liabilities assumed, after certain measurement period adjustments, are as follows:

Purchase price
Cash	$202,577
Contingent consideration	75,211
Total Consideration	277,788
Identifiable assets and liabilities
Cash	29,389
Indefinite-life intangible fund management contracts	135,321
Amortizable intangible asset management contracts	15,234
Indefinite-life trade name	7,130
Fixed assets	784
Liabilities, net	(4,388)
Pension liability	(32,433)
Deferred tax liabilities	(31,537)
Total identifiable assets and liabilities	119,500
Goodwill	$158,288

The fair value of the amortizable intangible asset management contracts asset is being amortized over a period of 12 years. Goodwill is principally attributable to synergies expected to arise with Martin Currie. These acquired intangible assets and goodwill are not deductible for U.K. tax purposes.

Management estimated the fair values of the indefinite-life intangible fund management contracts and indefinite-life trade name, and amortizable intangible asset management contracts based upon discounted cash flow analyses, using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these analyses at acquisition including projected annual cash flows, projected AUM growth rates and discount rates, are summarized as follows:

	Projected Cash Flow Growth	Discount Rate
Indefinite-life intangible fund management contracts and indefinite-life trade name	0% to 25% (weighted-average - 11%)	15.0%

	Projected AUM Growth / (Attrition)	Discount Rate
Amortizable intangible asset management contracts	6% / (17)%	15.0%

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

AUM growth rates	0% to 28% (weighted-average - 14%)
Performance fees growth rates	0% to 30% (weighted-average - 15%)
Discount rates:
Projected AUM	13.0%
Projected performance fees	15.0%
Earn-out payments	1.3%
AUM volatility	18.8%

Significant increases (decreases) in projected AUM or performance fees would result in a significantly higher (lower) Contingent consideration liability fair value.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income (Loss) would not have been materially different. The financial results of Martin Currie included in Legg Mason's consolidated financial results for the year ended March 31, 2015, include revenues of $32,293 and did not have a material impact on Net Income Attributable to Legg Mason, Inc.

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan, with assets held in a separate trustee-administered fund. Plan assets, comprised of 58% equities (Level 1) and 42% bonds (Level 2), are measured at fair value. Assumptions used to determine the expected return on plan assets targets a 55% / 45% equity/bond allocation with reference to the 15-year FTSE UK Gilt yield for equities and UK long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high quality bond in the local UK market and currency. As of March 31, 2015, there were no significant concentrations of risk in plan assets. The most recent actuarial valuation was performed as of May 31, 2013, which was updated through the acquisition and balance sheet dates. Accrual of service credit under the plan ceased on October 3, 2014.

The resulting net benefit obligation, comprised as follows, is included in the March 31, 2015 Consolidated Balance Sheet as Other non-current liabilities:

Fair value of plan assets (at 6.3% expected weighted-average long-term return)	$59,404
Benefit obligation (at 3.3% discount rate)	(98,110)
Unfunded status (excess of benefit obligation over plan assets)	$(38,706)

The change in the benefit obligation for the period from acquisition through March 31, 2015 is summarized below:

Period From
Acquisition
Beginning benefit obligation	$91,750
Interest costs	1,730
Actuarial loss	14,461
Benefits paid	(762)
Plan curtailments	(789)
Exchange rate changes	(8,280)
Ending benefit obligation	$98,110

The change in plan assets for the period from acquisition through March 31, 2015 is summarized below:

Period From
Acquisition
Beginning plan assets	$59,317
Actual return on plan assets	6,028
Employer contributions	1
Benefits paid	(762)
Exchange rate changes	(5,180)
Ending plan assets	$59,404

For the year ended March 31, 2015, a net periodic benefit gain of $815 was included in Compensation and benefits expense in the Consolidated Statement of Income.

The components of the net periodic benefit gain for the period from acquisition through March 31, 2015 are as follows:

Period From
Acquisition
Interest costs	$1,730
Expected return on plan assets	(1,756)
Curtailment gain recognized	(789)
Net periodic benefit gain	$(815)

Net actuarial losses of $9,595, were included in Accumulated other comprehensive income in the Consolidated Balance Sheet at March 31, 2015.

As of March 31, 2015, the plan expects to make benefit payments over the next 10 fiscal years as follows:

2016	$1,184
2017	1,235
2018	1,324
2019	1,611
2020	1,588
2021 - 2025	13,788

The contingent consideration payments are expected to provide some, if not all, funding of the net plan benefit obligation, through a provision requiring certain amounts to be paid to the plan. Any contingent consideration payments to the plan are based on determination of the plan benefit obligation under local technical provisions utilized by the plan trustees. Absent any such funding or any regulatory requirement to accelerate funding, Martin Currie expects to contribute $2,228 to the plan during the year ending March 31, 2016.

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

QS Investors, LLC
Effective May 31, 2014, Legg Mason acquired all of the outstanding equity interests of QS Investors, a customized solutions and global quantitative equities provider. At the time of acquisition, QS Investors had approximately $5,000,000 in AUM and nearly $100,000,000 in assets under advisement.

The initial purchase price was a cash payment of $11,000, funded from existing cash. In addition, contingent consideration of up to $10,000 and $20,000 for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The Contingent consideration liability established at closing had an acquisition date fair value of $13,370, which represented the present value of the contingent consideration expected to be paid. The Contingent consideration liability is included in non-current Contingent consideration in the Consolidated Balance Sheet at March 31, 2015 and has accreted to $13,553.

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

The fair value of the amortizable intangible asset management contracts had a useful life of 10 years at acquisition. Purchase price allocated to goodwill is expected to be deductible for U.S. tax purposes over a period of 15 years.

Management estimated the fair values of the amortizable intangible asset management contracts based upon a discounted cash flow analysis, and the contingent consideration expected to be paid and discounted, based upon probability-weighted revenue projections, using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these analyses at acquisition including projected annual cash flows, revenues and discount rates, are summarized as follows:

	Projected Cash Flow Attrition, Net	Discount Rate
Amortizable intangible asset management contracts	(10)%	15.0%

	Projected Revenue Growth Rates	Discount Rates
Contingent consideration	0% to 10% (weighted-average - 6%)	1.2% / 2.1%

Goodwill is principally attributable to synergies expected to arise with QS Investors.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income (Loss) would not have been materially different. The financial results of QS Investors included in Legg Mason's consolidated financial results for the year ended March 31, 2015, include revenues of $12,340, and did not have a material impact on Net Income Attributable to Legg Mason, Inc.

Over time, Legg Mason is integrating two existing affiliates, Batterymarch and LMGAA, into QS Investors to capture synergies and leverage the best capabilities of each entity. In connection with the integration, total charges for restructuring and transition costs of $38,404 have been recognized through March 31, 2015, which includes $35,846 and $2,558 for the years ended March 31, 2015 and 2014, respectively, primarily recorded in Compensation and benefits in the Consolidated Statements of Income (Loss). These costs are primarily comprised of charges for employee termination benefits, including severance and retention incentives, as well as real estate related charges. Any additional charges related to the integration are not expected to be material.

The table below presents a summary of changes in the restructuring and transition-related liability from December 31, 2013 through March 31, 2015 and cumulative charges incurred to date:

	Compensation	Other		Total
Balance as of December 31, 2013	$—	$—		$—
Accrued charges	2,161	111		2,272
Balance as of March 31, 2014	2,161	111		2,272
Accrued charges	22,897	9,720	(1)	32,617
Payments	(24,658)	(3,940)		(28,598)
Balance as of March 31, 2015	$400	$5,891		$6,291

Non-cash charges(2)
Year ended March 31, 2014	$—	$286		$286
Year ended March 31, 2015	1,659	1,570		3,229
Total	$1,659	$1,856		$3,515

Cumulative charges incurred as of March 31, 2015	$26,717	$11,687		$38,404
(1) Includes lease loss reserve of $6,760 for space permanently abandoned.
(2) Includes stock-based compensation expense and accelerated fixed asset depreciation.

Fauchier Partners Management, Limited
On March 13, 2013, Permal acquired all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a European based manager of funds-of-hedge funds, from BNP Paribas Investment Partners, S.A. At the time of acquisition, Fauchier managed assets of approximately $5,400,000.

The initial purchase price was a cash payment of $63,433, which was funded from existing cash resources. As of March 31, 2015, $22,276 (using the exchange rate as of March 31, 2015 for the maximum £15,000 payment amount) was due under the agreements governing the acquisition for the second anniversary contingent consideration payment, and was paid in May 2015. In addition, contingent consideration of up to approximately $30,000 (using the exchange rate as of March 31, 2015 for the £20,000 maximum contract amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs. As of March 31, 2015, the fair value of the related Contingent consideration liability was $27,117, $22,276 of which relates to the second anniversary payment and is included in current Contingent consideration in the Consolidated Balance Sheet, with the remainder included in non-current Contingent consideration in the Consolidated Balance Sheet. The decrease of $2,436 from March 31, 2014, was attributable to changes in the exchange rate, net of accretion. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 14 for additional information regarding derivatives and hedging.

A summary of the acquisition-date fair values of the assets acquired and liabilities assumed are as follows:

Purchase price
Cash	$63,433
Contingent consideration	21,566
Total Consideration	84,999
Identifiable assets and liabilities
Cash	8,156
Receivables	12,174
Amortizable intangible asset management contracts	2,865
Indefinite-life intangible fund management contracts	65,126
Other current liabilities, net	(16,667)
Deferred tax liability	(15,638)
Total identifiable assets and liabilities	56,016
Goodwill	$28,983

The fair value of the amortizable intangible asset management contracts is being amortized over a period of six years. These acquired intangible assets and goodwill are not deductible for U.K. tax purposes.

Management estimated the fair values of the indefinite-life intangible fund management contracts based upon discounted cash flow analyses, and the contingent consideration expected to be paid based upon probability-weighted revenue projections, using unobservable market data inputs, which are Level 3 measurements. As is typical with the acquisition of a portion of a business from a larger financial services firm with other related operations, Legg Mason expected some initial contraction in the acquired business. The significant assumptions used in these analyses at acquisition included projected annual cash flows, revenues and discount rates, are summarized as follows:

	Projected Cash Flow Growth Rates	Discount Rate
Indefinite-life intangible fund management contracts	(35)% to 11% (weighted-average - 6% )	16.0%

	Projected Revenue Growth Rates
Contingent consideration	(16)% to 3% (weighted-average - (5)%)	2.0%

The contingent consideration estimate was revised as of March 31, 2014, to consider the higher level of Fauchier performance fees through March 31, 2014 and included various scenarios with net revenue growth rates ranging from 0% to 8% (weighted-average 2%) and a discount rate of 2.7%.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income (Loss) would not have been materially different. The financial results of Fauchier included in Legg Mason's consolidated financial results for the year ended March 31, 2014, included revenues of $72,088, and did not have a material impact on Net Income Attributable to Legg Mason, Inc.

Disposition

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

3. INVESTMENTS AND FAIR VALUE OF ASSETS AND LIABILITIES

The disclosures below include details of Legg Mason's financial assets and financial liabilities that are measured at fair value, excluding the financial assets and financial liabilities of CIVs. See Note 16 Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

Legg Mason has investments in debt and equity securities that are generally classified as trading as described in Note 1. Investments as of March 31, 2015 and 2014, are as follows:

	2015	2014
Investment securities:
Current investments	$454,735	$467,726
Available-for-sale	—	12,072
Other(1)	77	90
Total	$454,812	$479,888

(1)	Includes investments in private equity securities that do not have readily determinable fair values.

The net unrealized and realized gain (loss) for investment securities classified as trading was $10,545, $22,963 and $18,260 for fiscal 2015, 2014 and 2013, respectively.

All available-for-sale investments were held by Legg Mason's subsidiary LMIC. In connection with the previously discussed sale of LMIC, all of its related assets and liabilities were reclassified to assets held for sale effective in the first quarter of fiscal 2015, therefore, as of March 31, 2015, Legg Mason no longer held any available-for-sale investments. At March 31, 2014, available-for-sale investments consisted of mortgage backed securities, U.S. government and agency securities and equity securities. Gross unrealized gains and (losses) for investments classified as available-for-sale were $203 and $(451), respectively, as of March 31, 2014.

For available-for-sale investments, Legg Mason used the specific identification method to determine the cost of a security sold and the amount reclassified from accumulated other comprehensive income into earnings. The proceeds and gross realized gains and losses from sales and maturities of available-for-sale investments were as follows:

	Years Ended March 31,
	2014	2013
Available-for-sale:
Proceeds	$4,306	$5,272
Gross realized gains	—	22
Gross realized losses	(29)	(43)

Legg Mason had no investments classified as held-to-maturity as of March 31, 2015 and 2014.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

		As of March 31, 2015
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds		$353,265	$—	$—	$353,265
Time deposits and other		—	47,035	—	47,035
Total cash equivalents		353,265	47,035	—	400,300
Current investments:
Trading investments relating to long-term incentive compensation plans(2)		80,529	—	—	80,529
Trading investments of proprietary fund products and other trading investments(3)		269,647	88,201	186	358,034
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)		2,148	14,024	—	16,172
Total current investments		352,324	102,225	186	454,735
Investments in partnerships, LLCs and other(6)		—	—	14,511	14,511
Equity method investments in partnerships and LLCs(4)(6)	`	—	—	48,344	48,344
Derivative assets(7)		580	5,462	—	6,042
Other investments(6)		—	—	77	77
Total		$706,169	$154,722	$63,118	$924,009
Liabilities:
Long-term debt(8)		$—	$(255,462)	$—	$(255,462)
Contingent consideration liabilities(9)		—	—	(110,784)	(110,784)
Derivative liabilities(7)		(8,665)	—	—	(8,665)
Total		$(8,665)	$(255,462)	$(110,784)	$(374,911)

	As of March 31, 2014
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$456,631	$—	$—	$456,631
Time deposits and other	—	106,226	—	106,226
Total cash equivalents	456,631	106,226	—	562,857
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	109,648	—	—	109,648
Trading investments of proprietary fund products and other trading investments(3)	260,251	75,015	190	335,456
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	8,497	14,125	—	22,622
Total current investments	378,396	89,140	190	467,726
Available-for-sale investment securities(6)	2,048	10,024	—	12,072
Investments in partnerships, LLCs and other(6)	—	2,878	21,586	24,464
Equity method investments in partnerships and LLCs(4)(6)	—	—	62,973	62,973
Derivative assets(7)	3,584	—	—	3,584
Other investments(6)	—	—	90	90
Total	$840,659	$208,268	$84,839	$1,133,766
Liabilities:
Contingent consideration liability(9)	$—	$—	$(29,553)	$(29,553)
Derivative liabilities(7)	(2,335)	—	—	(2,335)
Total	$(2,335)	$—	$(29,553)	$(31,888)

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

(3)
Trading investments of proprietary fund products and other trading investments consist of approximately 63% and 37% in equity and debt securities, respectively, as of March 31, 2015, and approximately 53% and 47% in equity and debt securities, respectively, as of March 31, 2014.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximate fair value) relating to long-term incentive compensation plans of $8,728 and $14,125 as of March 31, 2015 and March 31, 2014, respectively, and proprietary fund products and other investments of $7,444 and $8,497 as of March 31, 2015 and March 31, 2014, respectively, which are classified as Investment securities in the Consolidated Balance Sheets.

(6)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(7)	See Note 14.

(8)	Long-term debt amount is the sum of the amortized cost of long-term debt and the fair value of an interest rate swap contract designated as a fair value hedge. See Note 6.

(9)	See Note 2.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had investments in proprietary fund products, which totaled $392,039 and $405,918, as of March 31, 2015 and 2014, respectively, which are substantially comprised of investments in 52 funds and 46 funds, respectively, that are individually greater than $1,000, with minimal third-party investment, and together comprise over 90% of the total seed capital investments in each period.
See Notes 1 and 16 for information regarding the determination of whether investments in proprietary fund products represent VIEs and consolidation.
Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the equity method, the cost method, or NAV practical expedient discussed below, such that measurement uncertainty has little relevance.
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the years ended March 31, 2015 and 2014, are presented in the tables below:

	Value as of March 31, 2014	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2015
Assets:
Trading investments of proprietary fund products and other trading investments	$190	$2	$(27)	$—	$—	$21	$186
Investments in partnerships, LLCs and other	21,586	—	(24)	(5,108)	—	(1,943)	14,511
Equity method investments in partnerships and LLCs	62,973	2,048	(14,101)	(1,121)	—	(1,455)	48,344
Other investments	90	—	—	—	—	(13)	77
	$84,839	$2,050	$(14,152)	$(6,229)	$—	$(3,390)	$63,118
Liabilities:
Contingent consideration liabilities	$(29,553)	$(88,581)	$—	$—	$—	$7,350	$(110,784)

	Value as of March 31, 2013	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2014
Assets:
Trading investments of proprietary fund products and other trading investments	$246	$1	$—	$(77)	$—	$20	$190
Investments in partnerships, LLCs and other	27,762	—	(731)	(4,869)	—	(576)	21,586
Equity method investments in partnerships and LLCs	66,338	5,154	(750)	(9,258)	—	1,489	62,973
Other investments	111	—	(12)	—	—	(9)	90
	$94,457	$5,155	$(1,493)	$(14,204)	$—	$924	$84,839
Liabilities:
Contingent consideration liability	$(21,900)	$—	$—	$—	$—	$(7,653)	$(29,553)

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other Non-Operating Income (Expense) in the Consolidated Statements of Income (Loss). The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $2,439 and $(5,210) for the years ended March 31, 2015 and 2014, respectively.

There were no significant transfers between Level 1 and Level 2 during the years ended March 31, 2015 and 2014.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of March 31, 2015 and March 31, 2014, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of March 31, 2015
Category of Investment	Investment Strategy	March 31, 2015		March 31, 2014		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$23,787	(1)	$34,771	(1)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	14,515		19,461		$20,000	n/a
Private equity funds	Long/short equity	23,563	(2)	22,759	(2)	9,654	Up to 9 years
Other	Various	1,129		2,434		n/a	Various (3)
Total		$62,994	(4)	$79,425	(4)	$29,654
n/a-not applicable

(1)	Liquidation restrictions: 9% monthly redemption and 91% quarterly redemption as of March 31, 2015. 40% monthly redemption and 60% quarterly redemption as of March 31, 2014.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 21% has a remaining term of less than one year and 79% has a remaining term of 18 years.

(4)	Comprised of 38% and 62% of Level 2 and Level 3 assets, respectively, as of March 31, 2015 and 31% and 69% of Level 2 and Level 3 assets, respectively, as of March 31, 2014.

There are no current plans to sell any of these investments held as of March 31, 2015.

4. FIXED ASSETS

The following table reflects the components of fixed assets as of:

	March 31, 2015	March 31, 2014
Equipment	$152,893	$147,663
Software	269,745	249,368
Leasehold improvements	203,420	209,747
Total cost	626,058	606,778
Less: accumulated depreciation and amortization	(446,452)	(417,537)
Fixed assets, net	$179,606	$189,241

Depreciation and amortization expense related to fixed assets was $52,461, $50,531, and $73,829 for the years ended March 31, 2015, 2014, and 2013, respectively. This includes accelerated depreciation and amortization of $1,265 in fiscal 2015 primarily arising from the integration over time of Batterymarch into QS Investors, $2,542 in 2014, primarily arising from various corporate initiatives, and $21,020 in fiscal 2013, arising from an initiative to reduce space requirements.

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

The following table reflects the components of intangible assets as of:

	March 31, 2015	March 31, 2014
Amortizable intangible asset management contracts
Cost	$188,312	$207,224
Accumulated amortization	(166,583)	(197,255)
Net	21,729	9,969
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Permal/Fauchier funds-of-hedge fund management contracts	698,104	698,104
Other fund management contracts(1)	427,816	304,549
Trade names(1)	59,334	52,800
	3,291,605	3,161,804
Intangible assets, net	$3,313,334	$3,171,773

(1)	As of March 31, 2015, Other fund management contracts and Trade names include $124,002 and $6,524, respectively, related to the acquisition of Martin Currie.

In connection with the previously discussed sale of LMIC, amortizable intangible asset management contracts with a cost of $36,864 and accumulated amortization of $30,205 were sold on November 7, 2014. Also, the acquisitions of Martin Currie and QS Investors included amortizable intangible asset management contracts of $15,234 and $7,060, respectively. The acquisition of Martin Currie also included an indefinite-life trade name with a value of $7,130. See Note 2 for additional information on the acquisitions and disposition.

Legg Mason completed its annual impairment testing process of goodwill and indefinite-life intangible assets and determined that there was no impairment in the value of these assets as of December 31, 2014. As a result of uncertainty regarding future market conditions and economic results, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment. The current assessed fair value of the indefinite-life funds-of-hedge funds contracts asset related to the Permal and Fauchier acquisitions exceeds the combined carrying values by 13%. Should market performance, flows, or related AUM levels decrease in the near term, or other factors change, such that cash flow projections deviate from current projections, it is reasonably possible that the assets could be deemed to be impaired by a material amount. The current assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management ("CAM") acquisition exceeds the carrying value by 41%. Legg Mason also determined that no triggering events occurred as of March 31, 2015 that would require further impairment testing.

As of March 31, 2015, amortizable intangible asset management contracts are being amortized over a weighted-average remaining life of 9.3 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

2016	$2,710
2017	2,710
2018	2,710
2019	2,710
2020	2,227
Thereafter	8,662
Total	$21,729

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2013	$2,431,065	$(1,161,900)	$1,269,165
Impact of excess tax basis amortization	(21,675)	—	(21,675)
Changes in foreign exchange rates and other	(6,967)	—	(6,967)
Balance as of March 31, 2014	$2,402,423	$(1,161,900)	$1,240,523
Impact of excess tax basis amortization	(21,742)	—	(21,742)
Business acquisitions, net of $(9,271) relating to the sale of LMIC (See Note 2)	165,927	—	165,927
Changes in foreign exchange rates and other	(45,198)	—	(45,198)
Balance as of March 31, 2015	$2,501,410	$(1,161,900)	$1,339,510

Legg Mason recognizes the tax benefit of the amortization of excess tax benefit related to the CAM acquisition. In accordance with accounting guidance for income taxes, the tax benefit is recorded as a reduction of goodwill and deferred tax liabilities as the benefit is realized.

6. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 16, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

As of March 31, 2015 and 2014, Legg Mason had $750,000 of revolving credit facility capacity. Pursuant to a capital plan, in June 2012, Legg Mason entered into an unsecured credit agreement which provided for a $500,000 revolving credit facility and a $500,000 term loan, which was repaid in fiscal 2014, as further discussed below. The proceeds of the term loan were used to repay the $500,000 of outstanding borrowings under the previous revolving credit facility, which was then terminated. In January 2014, Legg Mason entered into a $250,000 incremental borrowing credit facility, which was contemplated in, and is in addition to the $500,000 revolving credit facility. Both revolving credit facilities expire in June 2017. The revolving credit facilities have interest rates of LIBOR plus 150 basis points and annual commitment fees of 20 basis points. The interest rates may change in the future based on changes in Legg Mason's credit ratings. These revolving credit facilities are available for capital needs and for general corporate purposes. There were no borrowings outstanding under either of these facilities as of March 31, 2015 and 2014.

The revolving credit facilities have standard financial covenants, including a maximum net debt to EBITDA ratio (as defined in the documents) of 2.5 to 1 and minimum EBITDA to interest ratio (as defined in the documents) of 4.0 to 1. As of March 31, 2015, Legg Mason's net debt to EBITDA ratio was 1.3 to 1 and EBITDA to interest expense ratio was 13.5 to 1, and therefore, Legg Mason has maintained compliance with the applicable covenants.

Long-term debt consists of the following:

	March 31, 2015				March 31, 2014
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Maturity Amount	Carrying Value
5.5% Senior Notes	$—	$—	$—	$—	$645,042
2.7% Senior Notes due July 2019	254,993	(5,462)	469	250,000	—
3.95% Senior Notes due July 2024	249,577	—	423	250,000	—
5.625% Senior Notes due January 2044	553,519	—	(3,519)	550,000	393,784
Other term loans	—	—	—	—	438
Subtotal	1,058,089	(5,462)	(2,627)	1,050,000	1,039,264
Less: current portion	—	—	—	—	438
Total	$1,058,089	$(5,462)	$(2,627)	$1,050,000	$1,038,826

In May 2012, Legg Mason announced a capital plan that included refinancing the Company's then outstanding 2.5% convertible notes (the "Convertible Notes"). The refinancing was effected through the issuance of $650,000 of 5.5% Senior Notes due 2019 (the "5.5% Senior Notes"), the net proceeds of which, together with cash on hand and $250,000 of remaining borrowing capacity under a then existing revolving credit facility, were used to repurchase all $1,250,000 of the Convertible Notes. The terms of the repurchase included the repayment of the Convertible Notes at par plus accrued interest, a prepayment fee of $6,250, and a non-cash exchange of warrants to the holders of the Convertible Notes that replicated and extended the contingent conversion feature of the Convertible Notes. The cash payment of $1,256,250 to repurchase the Convertible Notes was allocated between their liability and equity components based on a liability fair value of $1,193,971, determined using a then current market interest rate of 4.1%, resulting in a loss on debt extinguishment of $68,975, including $7,851 of accelerated deferred issue costs. The remaining balance of the cash payment was allocated to the equity component of the Convertible Notes for a $62,279 reduction of additional paid-in capital, offset by related tax benefits of $31,446. The $1,193,971 amount of cash repurchase payment allocated to the liability component of the Convertible Notes upon their extinguishment exceeded the initial allocated value at issuance of $977,933, requiring the Consolidated Statements of Cash Flows for the year ended March 31, 2013 to include an allocation of the $216,038 excess to operating activities.

The warrants issued to the holders of the Convertible Notes in connection with the repurchase of the Convertible Notes provide for the purchase, in the aggregate and subject to adjustment, of 14,205 shares of our common stock, on a net share settled basis, at an exercise price of $88 per share. The warrants expire in July 2017 and can be settled, at the Company's election, in either shares of common stock or cash. Accordingly, the warrants are accounted for as equity. In connection with the extinguishment of the Convertible Notes, hedge transactions (purchased call options and warrants) executed in connection with the initial issuance of the Convertible Notes were also terminated.

The $650,000 of 5.5% Senior Notes, were sold at a discount of $6,754, which was being amortized to interest expense over the seven-year term, prior to the redemption of the 5.5% Senior Notes in July 2014, as further discussed below. The 5.5% Senior Notes could be redeemed at any time prior to their scheduled maturity, in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the Treasury rate (as defined) plus 0.5%, together with any related accrued and unpaid interest.
In January 2014, Legg Mason issued $400,000 of 5.625% Senior Notes due January 2044, the net proceeds of which, together with cash on hand, were used to repay the $450,000 of outstanding borrowings under the five-year term loan entered into in conjunction with the unsecured credit agreement noted above. The 5.625% Senior Notes were sold at a discount of $6,260 , which is being amortized to interest expense over the 30-year term.
In June 2014, Legg Mason issued $250,000 of 2.7% Senior Notes due 2019 (the "2019 Notes"), $250,000 of 3.95% Senior Notes due 2024 (the "2024 Notes"), and an additional $150,000 of the existing 5.625% Senior Notes due 2044 (the "2044 Notes" and, together with the 2019 Notes and the 2024 Notes, the "Notes"). In July 2014, the Company used $658,769 in proceeds from the sale of the Notes, net of related fees, together with cash on hand, to call the outstanding $650,000 of 5.5% Senior Notes and pay a related make-whole premium of $98,418, as discussed below.

On June 23, 2014, Legg Mason entered into a reverse treasury rate lock contract with a financial intermediary with a notional amount of $650,000, which was designated as a cash flow hedge. The contract was issued in connection with the retirement of the 5.5% Senior Notes. The Company entered into the reverse treasury rate lock agreement in order to hedge the variability in the retirement payment on the entire principal amount of debt. The reverse treasury rate lock contract effectively fixed the present value of the forecasted debt make-whole payment which was priced on July 18, 2014, to eliminate risk associated with changes in the five-year U.S. treasury yield.

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

On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap is being used to effectively convert the 2019 Notes from fixed rate debt to floating rate debt and has identical terms as the underlying debt being hedged, so no ineffectiveness is expected. The swap has a five-year term, and matures on July 15, 2019. The fair value of the contract at March 31, 2015, was a derivative asset of $5,462, which is classified as Other assets with a corresponding fair value adjustment recorded as Other income (gain on hedging activity) in the Consolidated Statement of Income for the year ended March 31, 2015. The carrying value of the debt in the Consolidated Balance Sheet is likewise increased by $5,462 with a corresponding fair value adjustment recorded as Other expense (loss on hedging activity) in the Consolidated Statement of Income for the year ended March 31, 2015. The related hedging gains and losses offset one another for no net income or loss impact. The swap payment dates coincide with the debt payment dates on July 15 and January 15. The related receipts/payments by Legg Mason are recorded as Interest expense in the Consolidated Statement of Income. Since the original terms and conditions of the hedged instruments are unchanged, the swap continues to be an effective fair value hedge.

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

5.625% Senior Notes due January 2044
As previously discussed, in January 2014, Legg Mason issued $400,000 of 5.625% Senior Notes. An additional $150,000 of 2044 Notes were issued in June 2014 and were sold at a premium of $9,779, which is also being amortized to interest expense over the 30-year term. All of the 2044 Notes can be redeemed at any time prior to their scheduled maturity in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.30%, together with any related accrued and unpaid interest.

As of March 31, 2015, $250,000 of long-term debt matures in fiscal 2020, and $800,000 matures thereafter.

At March 31, 2015, the estimated fair value of long-term debt was approximately $1,166,697, including $255,462 for the 2019 Notes which are carried at an amount that approximates fair value in the Consolidated Balance Sheets. The debt fair value was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

7. INCOME TAXES

The components of income (loss) before income tax provision (benefit) are as follows:

	2015	2014	2013
Domestic	$249,380	$320,890	$(264,342)
Foreign	118,613	98,751	(246,265)
Total	$367,993	$419,641	$(510,607)

The components of income tax expense (benefit) are as follows:

	2015	2014	2013
Federal	$95,499	$125,494	$(74,185)
Foreign	20,365	(1,450)	(85,677)
State and local	9,420	13,761	9,003
Total income tax provision (benefit)	$125,284	$137,805	$(150,859)

Current	$24,897	$19,375	$6,496
Deferred	100,387	118,430	(157,355)
Total income tax provision (benefit)	$125,284	$137,805	$(150,859)

A reconciliation of the difference between the effective income tax (benefit) rate and the statutory federal income tax (benefit) rate is as follows:

	2015	2014	2013
Tax provision (benefit) at statutory U.S. federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal income tax benefit(1)	1.5	2.0	1.5
Effect of foreign tax rates(1)	(4.9)	(4.2)	3.8
Changes in U.K. tax rates on deferred tax assets and liabilities	—	(4.6)	(3.5)
Net (income) loss attributable to noncontrolling interests	(0.5)	0.3	0.5
Other, net(1)	2.9	4.3	3.2
Effective income tax (benefit) rate	34.0%	32.8%	(29.5)%

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

In July 2012, The U.K. Finance Act 2012 was enacted, which reduced the main U.K. corporate tax rate from 25% to 24% effective April 1, 2012 and 23% effective April 1, 2013. In July 2013, the Finance Bill 2013 was enacted, further reducing the main U.K. corporate tax rate to 21% effective April 1, 2014 and 20% effective April 1, 2015. The reductions in the U.K. corporate tax rate resulted in tax benefits of $19,164 and $18,075, recognized in fiscal 2014 and 2013, respectively, as a result of the revaluation of deferred tax assets and liabilities at the new rates.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. A summary of Legg Mason's deferred tax assets and liabilities are as follows:

	2015	2014
DEFERRED TAX ASSETS
Accrued compensation and benefits	$158,369	$154,074
Accrued expenses	60,282	61,575
Operating loss carryforwards	290,765	267,940
Capital loss carryforwards	5,335	10,015
Foreign tax credit carryforward	247,027	235,661
Federal benefit of uncertain tax positions	18,461	16,914
Mutual fund launch costs	30,968	31,774
Martin Currie defined benefit pension liability	7,741	—
Other	3,817	303
Deferred tax assets	822,765	778,256
Valuation allowance	(96,687)	(90,832)
Deferred tax assets after valuation allowance	$726,078	$687,424

DEFERRED TAX LIABILITIES
Basis differences, principally for intangible assets and goodwill	$82,636	$72,596
Depreciation and amortization	666,057	523,595
Net unrealized gains from investments	7,832	4,743
Other	78	221
Deferred tax liabilities	756,603	601,155
Net deferred tax assets (liabilities)	$(30,525)	$86,269

Certain tax benefits associated with Legg Mason's employee stock plans are recorded directly in Stockholders' Equity. No tax benefit was recorded to equity in fiscal 2015, 2014 or 2013, due to the net operating loss position of the Company. As of March 31, 2015, an aggregate $15,444 of tax benefit will be recognized as an increase in Stockholders' Equity when the related net operating losses are ultimately realized.

Legg Mason has various loss and tax credit carryforwards that may provide future tax benefits. Related valuation allowances are established in accordance with accounting guidance for income taxes, if it is management's opinion that it is more likely than not that these benefits will not be realized. To the extent the analysis of the realization of deferred tax assets relies on deferred tax liabilities, Legg Mason has considered the timing, nature, and jurisdiction of reversals, as well as, future increases relating to the tax amortization of goodwill and indefinite-life intangible assets.

Substantially all of Legg Mason's deferred tax assets relate to U.S. federal, state and U.K. taxing jurisdictions. As of March 31, 2015, U.S. federal deferred tax assets aggregated $702,233, realization of which is expected to require approximately $3,500,000 of future U.S. earnings. Based on estimates of future taxable income, using assumptions consistent with those used in Legg Mason's goodwill impairment testing, it is more likely than not that substantially all of the current federal tax benefits relating to net operating losses are realizable. With respect to deferred tax assets relating to foreign tax credit carryforwards, it is more likely than not that tax benefits relating to the utilization of approximately $40,000 of foreign taxes as credits will not be realized and a valuation allowance was established in a prior period. Except as it relates to Martin Currie's deferred tax assets discussed below, no additional federal valuation allowance was established in fiscal 2015. In addition, a valuation allowance was established in prior years for a substantial portion of our deferred tax assets relating to U.K. and other foreign taxing jurisdictions. While tax planning may enhance Legg Mason's tax positions, the realization of tax benefits on deferred tax assets for which valuation allowances have not been provided is not dependent on implementation of any significant tax strategies.

As of March 31, 2015, U.S. state deferred tax assets aggregated approximately $186,944. Due to limitations on utilization of net operating loss carryforwards and taking into consideration certain state tax planning strategies, a valuation allowance of $34,600 was established in prior years for state net operating loss benefits generated in certain jurisdictions in cases where it is not more likely than not that these benefits will ultimately be realized. A valuation allowance of $9,359 was released in fiscal 2015 due to updated forecasts, state law changes, and planned implementation of various tax planning strategies. Due to the uncertainty of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary.

As of March 31, 2015, the Company has a valuation allowance of $18,441 for the deferred tax assets related to Martin Currie entities. Of this amount, approximately $17,000 was established as a purchase accounting adjustment recorded upon acquisition based on historical and current net operating losses of Martin Currie.

The following deferred tax assets and valuation allowances relating to carryforwards have been recorded at March 31, 2015 and 2014, respectively.

	2015	2014	Expires Beginning after Fiscal Year
DEFERRED TAX ASSETS
U.S. federal net operating losses	$96,774	$80,515	2031
U.S. federal capital losses	—	3,545	n/a
U.S. federal foreign tax credits	247,027	235,661	2015
U.S. charitable contributions	233	—	2020
U.S. state net operating losses (1,2)	168,069	168,173	2016
U.S. state capital losses	44	532	2016
Foreign net operating losses	25,877	19,252	2027
Foreign capital losses	5,290	5,938	n/a
Total deferred tax assets for carryforwards	$543,314	$513,616

VALUATION ALLOWANCES
U.S. federal net operating losses	$1,282	$—
U.S. federal capital losses	—	74
U.S. federal foreign tax credits	25,429	25,947
U.S. state net operating losses	26,828	34,590
U.S. state capital losses	44	129
Foreign net operating losses	23,504	15,738
Foreign capital losses	5,290	5,938
Valuation allowances for carryforwards	82,377	82,416
Foreign other deferred assets	14,310	8,416
Total valuation allowances	$96,687	$90,832
(1) Substantially all of the U.S. state net operating losses carryforward through fiscal 2029.
(2) Due to potential for change in the factors relating to apportionment of income to various states, Legg Mason's effective state tax rates are subject to fluctuation which will impact the value of the Company's deferred tax assets, including net operating losses, and could have a material impact on the future effective tax rate of the Company.

Legg Mason had total gross unrecognized tax benefits of approximately $92,344, $77,892 and $72,650 as of March 31, 2015, 2014 and 2013, respectively. Of these totals, approximately $62,775, $51,518 and $46,340, respectively, (net of the federal benefit for state tax liabilities) are the amounts of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates. During fiscal 2015, as a result of the net impact of effective settlement of tax examinations, previously unrecognized benefits of $6,719 were realized.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits for the years ended March 31, 2015, 2014 and 2013, is as follows:

	2015	2014	2013
Balance, beginning of year	$77,892	$72,650	$90,831
Additions based on tax positions related to the current year	9,919	5,659	11,726
Additions for tax positions of prior years	13,054	12,610	8,439
Reductions for tax positions of prior years	—	(138)	(13,083)
Decreases related to settlements with taxing authorities	(8,521)	(12,889)	(25,205)
Expiration of statutes of limitations	—	—	(58)
Balance, end of year	$92,344	$77,892	$72,650

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $17,000 as a result of the expiration of statutes of limitations and the completion of tax authorities examinations.

On April 13, 2015, reforms to New York City’s corporate tax structure were enacted which included changes in the calculation of net operating loss carryforwards and changes in the way sales revenue is sourced. Legg Mason currently estimates that the revaluation of deferred tax assets and liabilities under the new rules will result in the recognition of a one-time income tax benefit of approximately $10,000 to $20,000 in the first quarter of fiscal 2016.
The Company accrues interest related to unrecognized tax benefits in interest expense and recognizes penalties in other operating expense. During the years ended March 31, 2015, 2014 and 2013, the Company recognized approximately $1,492, $(580), and $5,500, respectively, which was substantially all interest. At March 31, 2015, 2014 and 2013, Legg Mason had approximately $8,570, $7,300, and $14,000, respectively, accrued for interest and penalties on tax contingencies in the Consolidated Balance Sheets.

Legg Mason's prior year tax returns are subject to examination by the Internal Revenue Service, Her Majesty’s Revenue & Customs, Brazilian and other tax authorities in various other countries and states. The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal 2009 for U.S. federal; after fiscal 2013 for the U.K.; after calendar year 2006 for Brazil; after fiscal 2009 for the state of California; after fiscal 2008 for the state of New York; and after fiscal 2010 for the states of Connecticut, Maryland and Massachusetts. The Company does not anticipate making any significant cash payments with the settlement of these audits in excess of amounts that have been reserved.

Except as noted below, Legg Mason intends to permanently reinvest overseas substantially all of the cumulative undistributed earnings of its foreign subsidiaries. Accordingly, no additional U.S. federal income taxes have been provided for undistributed earnings to the extent that they are permanently reinvested in Legg Mason's foreign operations. It is not practical at this time to determine the income tax liability that would result upon repatriation of additional accumulated foreign earnings.

In order to increase the amount of cash available in the U.S. for general corporate purposes, Legg Mason plans to utilize up to $257,000 of foreign cash over the next several years, of which only $16,000 is accumulated foreign earnings. Due to certain tax planning strategies, Legg Mason anticipates that it will generate a tax benefit of approximately $12,000 with respect to this repatriation and adjusted the tax reserve accordingly in fiscal 2014. No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, Legg Mason will provide for and pay any applicable additional U.S. taxes in connection with repatriation of offshore funds.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings. As of March 31, 2015, Legg Mason had available domestically cash and cash equivalents of approximately $400,000 and a $750,000 undrawn credit facility to meet domestic liquidity needs and to provide flexibility in maximizing cost effective capital deployment without repatriating additional accumulated foreign earnings.

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

As of March 31, 2015, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

2016	$134,034
2017	112,593
2018	97,711
2019	81,557
2020	75,188
Thereafter	291,070
Total	$792,153

The minimum rental commitments shown above have not been reduced by $162,826 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of March 31, 2015 and March 31, 2014 was $43,726 and $36,170, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, as a result of the then current commercial real estate market.

The above minimum rental commitments include $703,481 in real estate and equipment leases and $88,672 in service and maintenance agreements.

The minimum rental commitments shown above include $5,176 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $2,213 and $19,330 as of March 31, 2015 and March 31, 2014, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2012	$44,763
Accrued charges for vacated and subleased space (1)	39,080
Payments, net	(15,341)
Adjustments and other	(1,590)
Balance as of March 31, 2013	$66,912
Accrued charges for vacated and subleased space (1)	7,371
Payments, net	(17,117)
Adjustments and other	(1,666)
Balance as of March 31, 2014	55,500
Accrued charges for vacated and subleased space (1)	9,023
Payments, net	(15,001)
Adjustments and other	(3,583)
Balance as of March 31, 2015	$45,939
(1) Included in Occupancy expense in the Consolidated Statements of Income (Loss)

The following table reflects rental expense under all operating leases and servicing agreements:

	2015	2014	2013
Rental expense	$136,414	$130,880	$138,488
Less: sublease income	19,672	16,289	14,750
Net rent expense	$116,742	$114,591	$123,738

Legg Mason recognizes rent expense ratably over the lease period based upon the aggregate lease payments. The lease period is determined as the original lease term without renewals, unless and until the exercise of lease renewal options is reasonably assured, and also includes any periods provided by the landlord as a "free rent" period. Aggregate lease payments include all rental payments specified in the contract, including contractual rent increases, and are reduced by any lease incentives received from the landlord, including those used for tenant improvements.

As of March 31, 2015, Legg Mason had commitments to invest approximately $34,261 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2021.

As of March 31, 2015, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions, the fair value of which aggregates $110,784, of which $22,276 is a current liability. These commitments are further described below.

In connection with the acquisition of Martin Currie in October 2014, as further discussed in Note 2, contingent consideration payments may be due March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $483,000 (using the foreign exchange rate as of March 31, 2015 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2016, 2017, and 2018. The Contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made will also include amounts for certain potential pension and other obligations that are accounted for separately. As of March 31, 2015, the fair value of the Contingent consideration liability was $70,114, a decrease of $5,097 from October 1, 2014, substantially all of which is attributable to changes in the exchange rate, net of accretion.

In connection with the acquisition of QS Investors in May 2014, as further discussed in Note 2, contingent consideration of up to approximately $10,000 and approximately $20,000 for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The Contingent consideration liability established at closing had an acquisition date fair value of $13,370, which represented the present value of the contingent consideration expected to be paid, and has accreted to $13,553 as of March 31, 2015.

In connection with the acquisition of Fauchier in March 2013, as further discussed in Note 2, contingent consideration of $22,276 (using the foreign exchange rate as of March 31, 2015, for the maximum £15,000 payment amount) was due as of March 31, 2015, for the second anniversary contingent consideration payment, and was paid in May 2015. In addition, up to approximately $30,000 (using the foreign exchange rate as of March 31, 2015 for the £20,000 maximum contractual amount), may be due on or about the fourth anniversary of closing, which is dependent upon the achievement of certain levels of revenue, net of distribution costs. The fair value of the Contingent consideration liability was $27,117 as of March 31, 2015, $22,276 of which relates to the second anniversary payment. The decrease of $2,436 from March 31, 2014, was attributable to changes in the exchange rate, net of accretion. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 14 for additional information regarding derivatives and hedging.

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

In management's opinion, an adequate accrual has been made as of March 31, 2015, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

As of March 31, 2015 and 2014, Legg Mason's liability for losses and contingencies was $200 and $500, respectively. During fiscal 2015, 2014 and 2013, Legg Mason had charges relating to litigation and other proceedings of approximately $200, $200, and $5,200, respectively (net of recoveries of $19,300 and $15,200 in fiscal 2014 and 2013, respectively).

9. EMPLOYEE BENEFITS

Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through these plans, Legg Mason can make two types of discretionary contributions. One is a profit sharing contribution to eligible plan participants based on a percentage of qualified compensation and the other is a match of employee 401(k) contributions. Matches range from 50% to 100% of employee 401(k) contributions, up to a maximum of the lesser of up to 6% of employee compensation or a specified amount up to $16 per year. Corporate profit sharing and matching contributions, together with contributions made under subsidiary plans, totaled $27,888, $29,355 and $25,868 in fiscal 2015, 2014 and 2013, respectively. In addition, employees can make voluntary contributions under certain plans.

In connection with the acquisition of Martin Currie on October 1, 2014, Legg Mason assumed the obligations of Martin Currie's defined benefit pension plan, more fully discussed in Note 2.

10. CAPITAL STOCK

At March 31, 2015, the authorized numbers of common and preferred shares were 500,000 and 4,000, respectively. At March 31, 2015 and 2014, there were 8,815 and 10,333 shares of common stock, respectively, reserved for issuance under Legg Mason's equity plans.

In May 2012, Legg Mason's Board of Directors authorized $1,000,000 for additional purchases of Legg Mason common stock, $13,515 of which remained as of March 31, 2015. In January 2015, Legg Mason's Board of Directors authorized $1,000,000 for additional purchases of Legg Mason common stock, which is in addition to the $13,515 remaining under the prior authorized share repurchase program. There is no expiration date attached to either authorization. During fiscal 2015, 2014, and 2013, Legg Mason purchased and retired 6,931, 9,677, and 16,199 shares of its common stock, respectively, for $356,522, $359,996, and $425,475, respectively, through open market purchases.

As discussed in Note 6, warrants issued in connection with the repurchase of the Convertible Notes could result in the issuance of a maximum of 14,205 shares of Legg Mason common stock, subject to adjustment, if certain conditions are met.

Changes in common stock for the years ended March 31, 2015, 2014 and 2013, respectively, are as follows:

	Years Ended March 31,
	2015	2014	2013
COMMON STOCK
Beginning balance	117,173	125,341	139,874
Shares issued for:
Stock option exercises and other stock-based compensation	749	839	80
Deferred compensation employee stock trust	44	50	71
Deferred compensation, net	907	1,175	1,925
Shares repurchased and retired	(6,931)	(9,677)	(16,199)
Employee tax withholding by settlement of net share transactions	(473)	(555)	(410)
Ending balance	111,469	117,173	125,341

Dividends declared per share were $0.64, $0.52 and $0.44 for fiscal 2015, 2014 and 2013, respectively. Dividends declared but not paid at March 31, 2015, 2014 and 2013, were $17,837, $14,945 and $14,185, respectively, and are included in Other current liabilities of the Consolidated Balance Sheets.

11.  STOCK-BASED COMPENSATION

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Effective July 26, 2011, the number of shares authorized to be issued under Legg Mason's active equity incentive stock plan was 41,500. Remaining shares available for issuance under the active equity incentive stock plan as of March 31, 2015, were 8,267. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to ten years from the date of grant.

As further discussed below, the components of our total stock-based compensation expense for the years ended March 31, 2015, 2014, and 2013 were as follows:

	Years Ended March 31,
	2015	2014	2013
Stock options	$11,584	$13,530	$10,979
Restricted stock and restricted stock units	45,975	48,263	46,351
Employee stock purchase plan	673	315	238
Affiliate management equity plans	5,206	2,270	—
Non-employee directors	1,550	1,950	1,250
Performance share units	1,056	—	—
Employee stock trust	201	160	165
Total stock-based compensation expense	$66,245	$66,488	$58,983

Stock Options
Compensation expense relating to stock options for the years ended March 31, 2015, 2014, and 2013 was $11,584, $13,530, and $10,979 respectively. The related income tax benefit for the years ended March 31, 2015, 2014, and 2013 was $4,681, $5,244, and $4,293, respectively.

Stock option transactions under Legg Mason's equity incentive plans during the years ended March 31, 2015, 2014, and 2013 are summarized below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31, 2012	5,624	$57.78
Granted	966	23.72
Exercised	(25)	21.80
Canceled/forfeited	(1,204)	51.87
Options outstanding at March 31, 2013	5,361	$53.13
Granted	1,215	33.64
Exercised	(804)	30.52
Canceled/forfeited	(971)	97.49
Options Outstanding at March 31, 2014	4,801	$43.02
Granted	918	47.65
Exercised	(694)	30.75
Canceled/forfeited	(593)	90.31
Options outstanding at March 31, 2015	4,432	$39.58
The total intrinsic value of options exercised during the years ended March 31, 2015, 2014, and 2013, was $14,351, $6,064, and $168, respectively. At March 31, 2015, the aggregate intrinsic value of options outstanding was $85,351.
The following information summarizes Legg Mason's stock options outstanding at March 31, 2015:

Exercise Price Range	Option Shares Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)
$ 14.81 - $ 25.00	710	$22.80	4.73
25.01 - 35.00	1,873	31.91	4.26
35.01 - 94.00	1,495	42.67	6.73
94.01 - 122.93	354	100.77	0.31
	4,432
At March 31, 2015, 2014, and 2013, options were exercisable for 2,202, 2,531, and 3,254 shares, respectively, and the weighted-average exercise prices were $41.50, $54.04, and $69.07, respectively. Stock options exercisable at March 31, 2015, have a weighted-average remaining contractual life of 3.3 years.  At March 31, 2015, the aggregate intrinsic value of exercisable shares was $46,303.
The following summarizes Legg Mason's stock options exercisable at March 31, 2015:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share
$ 14.81 - $ 25.00	332	$21.76
25.01 - 35.00	1,398	31.70
35.01 - 94.00	118	35.16
94.01 - 122.93	354	100.77
	2,202

The following information summarizes unvested stock options under Legg Mason's equity incentive plans for the year ended March 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Shares unvested at March 31, 2014	2,270	$11.58
Granted	918	12.03
Vested	(888)	11.62
Canceled/forfeited	(70)	11.86
Shares unvested at March 31, 2015	2,230	$11.73

Unamortized compensation cost related to unvested options at March 31, 2015, was $15,371 and is expected to be recognized over a weighted average period of 1.7 years.

Cash received from exercises of stock options under Legg Mason's equity incentive plans was $22,069, $23,818, and $660 for the years ended March 31, 2015, 2014, and 2013, respectively. The tax benefit expected to be realized for the tax deductions from these option exercises totaled $4,856, $1,815, and $45 for the years ended March 31, 2015, 2014, and 2013, respectively.

The weighted-average fair value of service-based stock option grants during the years ended March 31, 2015, 2014, and 2013, excluding those granted to our Chief Executive Officer in May 2013 discussed below, using the Black-Scholes option pricing model, was $12.03, $12.13, and $9.47 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2015, 2014 and 2013:

	Years Ended March 31,
	2015	2014	2013
Expected dividend yield	1.04%	1.54%	1.44%
Risk-free interest rate	1.51%	0.80%	0.81%
Expected volatility	29.53%	45.08%	51.80%
Expected life (in years)	4.94	4.93	5.02

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

In May 2013, Legg Mason awarded options to purchase 500 shares of Legg Mason, Inc. common stock at an exercise price of $31.46, equal to the then current market value of Legg Mason's common stock, to its Chief Executive Officer, which are included in the outstanding options table above. The award had a grant date fair value of $5,525 and is subject to vesting requirements, 25% of which vests over a two-year service period; 25% of which vests over a two-year service period and is subject to Legg Mason's common stock price equaling or exceeding $36.46 for 20 consecutive trading days; 25% of which was subject to Legg Mason's common stock price equaling or exceeding $41.46 for 20 consecutive trading days; and 25% of which was subject to Legg Mason's common stock price equaling or exceeding $46.46 for 20 consecutive trading days; as well as a requirement that certain shares received upon exercise are retained for a two-year period. In each of January and June 2014, 25% (50% in aggregate) of this award vested when the Legg Mason stock price met and exceeded $41.46 and $46.46, respectively, for 20 consecutive trading days. The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Restricted stock and restricted stock unit transactions during the years ended March 31, 2015, 2014, and 2013, are summarized below:

	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31, 2012	2,873	$33.83
Granted	2,185	24.04
Vested	(1,177)	31.22
Canceled/forfeited	(143)	58.30
Unvested Shares at March 31, 2013	3,738	$27.99
Granted	1,369	35.66
Vested	(1,622)	28.66
Canceled/forfeited	(151)	29.04
Unvested Shares at March 31, 2014	3,334	$30.77
Granted	1,236	48.03
Vested	(1,330)	30.92
Canceled/forfeited	(190)	35.95
Unvested Shares at March 31, 2015	3,050	$37.38

The restricted stock and restricted stock units were non-cash transactions. For the years ended March 31, 2015, 2014, and 2013, Legg Mason recognized $45,975, $48,263, and $46,351, respectively, in compensation expense and related tax benefits of $18,246, $18,575, and $17,697, respectively, for restricted stock and restricted stock unit awards. Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards for 3,050 shares not yet recognized at March 31, 2015, was $70,478 and is expected to be recognized over a weighted-average period of 1.7 years.

In connection with the change in Legg Mason's Chief Executive Officer in September 2012, 325 shares of restricted stock were granted to certain executives and key employees, with an aggregate value of $8,400. In March 2013, the vesting of 85 of these shares was accelerated in connection with the termination of the recipients' employment. The remaining shares vested on March 31, 2014. Compensation expense for the year ended March 31, 2013, includes approximately $6,400 of accelerated stock-based net compensation costs associated with the departure of Legg Mason executive officers during fiscal 2013, of which $1,400 relates to the accelerated vesting of shares in March 2013.

Other
Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4,500 total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 15% contribution towards purchases, which is charged to earnings. Legg Mason’s contribution increased from 10% to 15% in January 2014. During the fiscal years ended March 31, 2015, 2014 and 2013, approximately 107, 85, and 107 shares, respectively, have been purchased in the open market on behalf of participating employees. In fiscal 2015, 2014 and 2013, Legg Mason recognized $673, $315, and $238, respectively, in compensation expense related to the stock purchase plan.

On June 28, 2013, Legg Mason implemented a management equity plan and granted units to key employees of Permal that entitle them to participate in 15% of the future growth of the Permal enterprise value (subject to appropriate discounts), if any, subsequent to the grant date. On March 31, 2014, a similar management equity plan was implemented by Legg Mason with a grant to certain key employees of ClearBridge. Independent valuations determined the aggregate cost of the awards to be approximately $9,000 and $16,000 for Permal and ClearBridge, respectively, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income over the related vesting periods, through December 2017 and March 2019, respectively. Both arrangements provide that one-half of the respective cost will be absorbed by the affiliates' incentive pool. Total compensation expense related to affiliate management equity plans was $5,206 and $2,270 for the years ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the redemption amount of vested units under both plans, as if they were currently redeemable, aggregated approximately $10,000.

Legg Mason also has an equity plan for non-employee directors. Under the current equity plan, directors may elect to receive shares of stock or restricted stock units. Prior to a July 19, 2007 amendment to the Plan, directors could also elect to receive stock options. Options granted under the old plan are immediately exercisable at a price equal to the market value of the shares on the date of grant and have a term of not more than ten years. In fiscal 2015, 2014, and 2013, Legg Mason recognized expense of $1,550, $1,950, and $1,250, respectively, for awards under this plan. Shares, options, and restricted stock units issuable under this equity plan are limited to 625 in aggregate, of which 359 shares were issued as of March 31, 2015. As of March 31, 2015, non-employee directors held no stock options, and as of March 31, 2014 and 2013, non-employee directors held 32 and 112 stock options, respectively, which are included in the outstanding options table. During the years ended March 31, 2015, 2014, and 2013, non-employee directors did not exercise any stock options. During the years ended March 31, 2015 and 2014, there were 32 and 26 stock options canceled or forfeited from the current equity plan for non-employee directors, respectively, and during the year ended March 31, 2013, there were no stock options canceled or forfeited from the current equity plan. For the years ended March 31, 2014 and 2013, there were 54 and 72 stock options canceled or forfeited, respectively, related to an equity plan for non-employee directors which was discontinued in July 2005. As of March 31, 2015, 2014, and 2013, non-employee directors held 45, 64, and 91 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. During the years ended March 31, 2015, 2014 and 2013, non-employee directors were granted 8, 12, and 17 restricted stock units, respectively, and 23, 47, and 35 shares of common stock, respectively. During the years ended March 31, 2015, and 2014, there were 27 and 39 restricted stock units distributed, respectively, and during the year ended March 31, 2013, there were no restricted stock units distributed.

In May 2014, Legg Mason granted certain executive officers a total of 78 performance share units as part of their fiscal 2014 incentive award with an aggregate value of $3,457. The vesting of performance share units and the number of shares payable at vesting, are determined based on Legg Mason’s relative total stockholder return over a three-year period ending April 30, 2017. Compensation expense relating to the performance units for the year ended March 31, 2015 was $1,056. The grant date fair value per unit for these awards of $44.11 was estimated as of the grant date using a Monte Carlo pricing model with the following assumptions:

Expected dividend yield	1.33%
Risk-free interest rate	0.75%
Expected volatility	30.81%

During fiscal 2012, Legg Mason established a long-term incentive plan (the "LTIP") under its equity incentive plan, which provided an additional element of compensation that is based on performance, determined as the achievement of a pre-defined amount of Legg Mason's cumulative adjusted earnings per share over the respective performance periods. Under the LTIP, executive officers were granted cash value performance units in the quarter ended June 2011 and the quarter ended September 2012 for target amounts up to 1,850 in each period. Awards granted under the LTIP that vest may be settled in cash and/or shares of Legg Mason common stock, at the discretion of Legg Mason. The September 2012 grant performance period ended on March 31, 2015, and resulted in a payment amount of 1,000 to be settled in cash by June 15, 2015. The June 2011 grant performance period ended March 31, 2014, and no cash and/or shares were due.

Deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in an elective plan. The vesting in the plan is immediate and the plan provides for discounts of up to 10% on contributions and dividends. Effective January 1, 2015, there will be no additional contributions to the plan, with the remaining 283 shares reserved for future dividend distributions. In fiscal 2015, 2014 and 2013, Legg Mason recognized $201, $160, and $165, respectively, in compensation expense related to this plan. During fiscal 2015, 2014 and 2013, Legg Mason issued 44, 51, and 71 shares, respectively, under the plan with a weighted-average fair value per share at the grant date of $45.83, $31.90, and $23.07, respectively. The undistributed shares issued under this plan are held in a rabbi trust. Assets of the rabbi trust are consolidated with those of the employer, and the value of the employer's stock held in the rabbi trust is classified in stockholders' equity and accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to the rabbi trust and the corresponding liability related to the deferred compensation plan are presented as components of stockholders' equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trust at March 31, 2015, 2014 and 2013, were 660, 672 and 726, respectively.

12. EARNINGS PER SHARE

Basic earnings per share attributable to Legg Mason, Inc. shareholders ("EPS") is calculated by dividing Net Income (Loss) Attributable to Legg Mason, Inc. (adjusted by earnings allocated to participating securities) by the weighted-average number of shares outstanding. Legg Mason issues to employees restricted stock that are deemed to be participating securities prior to vesting, because the unvested restricted shares entitle their holder to nonforfeitable dividend rights. In this circumstance, accounting guidance requires a “two-class method” for EPS calculations that excludes earnings (both distributed and undistributed) allocated to participating securities.

Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive. For periods with a net loss, potential common shares other than potentially unvested restricted shares, are considered antidilutive.

In May 2012, Legg Mason's Board of Directors authorized $1,000,000 for additional purchases of Legg Mason common stock, $13,515 of which remained as of March 31, 2015. In January 2015, Legg Mason's Board of Directors authorized $1,000,000 for additional purchases of Legg Mason common stock, which is in addition to the $13,515 remaining under the prior authorization. There is no expiration date attached to either share repurchase authorization.

During the years ended March 31, 2015, 2014, and 2013, Legg Mason repurchased and retired 6,931, 9,677, and 16,199 shares of its common stock, respectively, for $356,522, $359,996, and $425,475, respectively, through open market purchases. The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

The following table presents the computations of basic and diluted EPS:

	Years Ended March 31,
	2015	2014	2013
Basic weighted-average shares for EPS	112,019	121,941	133,226
Potential common shares:
Dilutive employee stock options	1,227	442	—
Diluted weighted-average shares outstanding for EPS	113,246	122,383	133,226

Net Income (Loss) Attributable to Legg Mason, Inc.	$237,080	$284,784	$(353,327)
Less: Earnings (distributed and undistributed) allocated to participating securities	6,340	—	—
Net income (loss) (distributed and undistributed) allocated to shareholders (excluding participating securities)	$230,740	$284,784	$(353,327)

Net Income (Loss) per share Attributable to Legg Mason, Inc. Shareholders
Basic	$2.06	$2.34	$(2.65)
Diluted	$2.04	$2.33	$(2.65)

The weighted-average shares for the year ended March 31, 2015, excludes 3,065 of weighted-average unvested restricted shares deemed to be participating securities. The exclusion of weighted-average unvested restricted shares deemed to be participating securities and any allocation of earnings to participating securities would not materially impact the calculation of basic or diluted earnings per share in either fiscal 2014 or 2013.

The diluted EPS calculations for the years ended March 31, 2015, 2014, and 2013, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of the Convertible Notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive.
Options to purchase 1,319 and 2,620 shares for the years ended March 31, 2015 and 2014, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and therefore, the options are deemed antidilutive.

Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met. The diluted EPS calculation for the year ended March 31, 2013, excludes 5,730 potential common shares that are antidilutive due to the net loss for the fiscal year. Unvested restricted shares for the years ended March 31, 2015, 2014 and 2013, were antidilutive and therefore do not further impact diluted EPS.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments and net of tax, gains and losses on investment securities. The change in the accumulated translation adjustments for fiscal 2015 and 2014, primarily resulted from the impact of changes in the British pound, Brazilian real, the Australian dollar, and the Japanese yen, in relation to the U.S. dollar on the net assets of Legg Mason's subsidiaries in the U.K., Brazil, Australia, and Japan, for which the pound, the real, the Australian dollar, and the yen, are the functional currencies, respectively.
A summary of Legg Mason's accumulated other comprehensive income (loss) as of March 31, 2015 and 2014, is as follows:

	2015	2014
Foreign currency translation adjustment	$(51,147)	$37,835
Unrealized gains on investment securities, net of tax provision of $76 in fiscal 2014	—	114
Net actuarial losses on defined benefit pension plan	(9,595)	—
Total	$(60,742)	$37,949

There were no significant amounts reclassified from Accumulated other comprehensive income (loss) to the Consolidated Statements of Income (Loss) for the years ended March 31, 2015, 2014 or 2013, except for $405, net of income tax provision of $233, realized on the termination of a reverse treasury rate lock contract, in the year ended March 31, 2015 as further described in Note 6.

14. DERIVATIVES AND HEDGING

The disclosures below detail Legg Mason’s derivatives and hedging activities excluding the derivatives and hedging activities of CIVs. See Note 16, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Japanese yen, Australian dollar, euro, Chinese yuan, Indian rupee, Indonesian rupiah, Malaysian ringgit, Philippine peso, Chilean peso, and South Korean won. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, we have one ISDA Master Agreement with each of the significant counterparties, which cover our transactions with that counterparty. Each of the respective ISDA agreements provide for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets and Other liabilities recorded on the Consolidated Balance Sheet as of March 31, 2015, were $6,042 and $8,665, respectively. Net Other assets from these activities recorded on the Consolidated Balance Sheet as March 31, 2014 was $1,249.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $8,343 and $12,985 as of March 31, 2015 and 2014, respectively.

With the exception of the reverse treasury rate lock contract and interest rate swap contract discussed in Note 6, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended March 31, 2015 and 2014. As of March 31, 2015, Legg Mason had open currency forward contracts and open futures and forwards contracts relating to seed capital investments with aggregate notional values totaling $165,291 and $162,965, respectively. As of March 31, 2015, the weighted-average remaining contract terms for currency forward contracts and futures and forward contracts relating to seed capital investments were four months and three months, respectively.

The following table presents the derivative assets and related offsets, if any, as of March 31, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2015
Derivative instruments designated as hedging instruments (See Note 6)
Interest rate swap	$—	$—	$—	$5,462	$—	$5,462

Derivative instruments not designated as hedging instruments
Currency forward contracts	781	(259)	522	—	—	522
Futures and forward contracts relating to seed capital investments	75	(17)	58	—	—	58
Total derivative instruments not designated as hedging instruments	856	(276)	580	—	—	580
Total derivative instruments	$856	$(276)	$580	$5,462	$—	$6,042

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2015
Derivative instruments not designated as hedging instruments
Currency forward contracts	$(8,623)	$2,327	$(6,296)	$—	$—	$(6,296)
Futures and forward contracts relating to seed capital investments	—	—	—	(2,369)	8,343	5,974
Total derivative instruments not designated as hedging instruments	$(8,623)	$2,327	$(6,296)	$(2,369)	$8,343	$(322)

The following table presents the fair values as of March 31, 2014, of derivative instruments, classified as Other assets and Other liabilities in the Consolidated Balance Sheets:

	2014
	Assets	Liabilities
Derivative instruments not designated as hedging instruments
Currency forward contracts	$3,271	$(825)
Futures and forward contracts relating to seed capital investments	313	(1,510)
Total derivative instruments not designated as hedging instruments	$3,584	$(2,335)

The following tables present gains (losses) recognized in the Consolidated Statements of Income (Loss) on derivative instruments. As described above, the currency forward contracts and futures and forward contracts for seed capital investments included below are economic hedges of interest rate and market risk of certain operating and investing activities of Legg Mason, including foreign exchange risk on acquisition contingent consideration. Gains and losses on these derivative instruments substantially offset gains and losses of the economically hedged items.

		Years Ended March 31,
		2015		2014		2013
	Income Statement Classification	Gains	Losses	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$5,150	$(16,518)	$7,098	$(2,617)	$3,650	$(1,858)
Seed capital investments	Other non-operating income (expense)	2,491	(259)	56	(1,719)	1,090	(380)
Futures and forward contracts relating to seed capital investments	Other non-operating income (expense)	10,801	(15,413)	2,471	(19,403)	1,914	(5,597)
Total gain (loss) from derivatives not designated as hedging instruments		18,442	(32,190)	9,625	(23,739)	6,654	(7,835)

Derivatives designated as hedging instruments (See Note 6)
Interest rate swap	Interest expense	5,462	—	—	—	—	—
Reverse treasury rate lock	Other non-operating income (expense)	638	—	—	—	—	—
Total		$24,542	$(32,190)	$9,625	$(23,739)	$6,654	$(7,835)

15. BUSINESS SEGMENT INFORMATION

Legg Mason is a global asset management company that provides investment management and related services to a wide array of clients. The company operates in one reportable business segment, Global Asset Management. Global Asset Management provides investment advisory services to institutional and individual clients and to company-sponsored investment funds. The primary sources of revenue in Global Asset Management are investment advisory, distribution and administrative fees, which typically are calculated as a percentage of AUM and vary based upon factors such as the type of underlying investment product and the type of services that are provided. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks.

Revenues by geographic location are primarily based on the geographic location of the advisor or the domicile of fund families managed by Legg Mason.

The table below reflects our revenues and long-lived assets by geographic region as of March 31:

	2015	2014	2013
OPERATING REVENUES
United States	$1,977,975	$1,874,328	$1,800,539
United Kingdom	398,729	436,542	387,966
Other International	442,402	430,887	424,145
Total	$2,819,106	$2,741,757	$2,612,650
INTANGIBLE ASSETS, NET AND GOODWILL
United States	$3,135,226	$3,127,654	$3,139,050
United Kingdom	1,062,332	879,946	895,767
Other International	455,286	404,696	411,910
Total	$4,652,844	$4,412,296	$4,446,727

16. VARIABLE INTEREST ENTITIES AND CONSOLIDATED INVESTMENT VEHICLES

As further discussed in Notes 1 and 3, in accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment vehicles, some of which are designated as CIVs. As of March 31, 2015, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of March 31, 2015, 2014, and 2013, despite significant third party investments in this product. As of March 31, 2015 and 2014, Legg Mason also concluded it was the primary beneficiary of 17 employee-owned funds it sponsors, which were consolidated and reported as CIVs.

Legg Mason also held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV as of March 31, 2014, and 2013. In January 2015, Legg Mason redeemed a significant portion of its investment in this fund and as a result no longer had a controlling financial interest in the fund, therefore, the fund was not included as a CIV as of March 31, 2015.

In addition, as of March 31, 2014 and 2013, Legg Mason concluded it was the primary beneficiary of one of three CLOs in which it had a variable interest. As of March 31, 2014 and 2013, the balances related to this CLO were consolidated and reported as a CIV in the Company's consolidated financial statements. During the three months ended June 30, 2014, this CLO substantially liquidated and therefore it was not consolidated by Legg Mason as of, or subsequent to, June 30, 2014.

Legg Mason's investment in CIVs, as of March 31, 2015 and 2014, was $15,553 and $39,434, respectively, including VREs of $19,659 as of March 31, 2014, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs in the Consolidated Balance Sheets as of March 31, 2015 and 2014, respectively, and the Consolidated Statements of Income (Loss) for the years ended March 31, 2015, 2014, and, 2013, respectively:
Consolidating Balance Sheets

	March 31, 2015				March 31, 2014
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current Assets	$1,880,689	$56,929	$(15,583)	$1,922,035	$2,032,827	$138,745	$(42,981)	$2,128,591
Non-current assets	5,151,942	—	—	5,151,942	4,950,948	31,810	—	4,982,758
Total Assets	$7,032,631	$56,929	$(15,583)	$7,073,977	$6,983,775	$170,555	$(42,981)	$7,111,349
Current Liabilities	$808,640	$6,436	$(30)	$815,046	$735,737	$89,055	$(3,547)	$821,245
Non-current liabilities	1,728,510	—	—	1,728,510	1,520,236	—	—	1,520,236
Total Liabilities	2,537,150	6,436	(30)	2,543,556	2,255,973	89,055	(3,547)	2,341,481
Redeemable Non-controlling interests	10,787	27,581	7,152	45,520	3,172	26,325	15,647	45,144
Total Stockholders’ Equity	4,484,694	22,912	(22,705)	4,484,901	4,724,630	55,175	(55,081)	4,724,724
Total Liabilities and Equity	$7,032,631	$56,929	$(15,583)	$7,073,977	$6,983,775	$170,555	$(42,981)	$7,111,349

Consolidating Statements of Income (Loss)

	Year Ended
	March 31, 2015
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$2,819,827	$—	$(721)	$2,819,106
Total Operating Expenses	2,320,709	906	(728)	2,320,887
Operating Income (Loss)	499,118	(906)	7	498,219
Total Other Non-Operating Income (Expense)	(136,186)	5,883	77	(130,226)
Income Before Income Tax Provision	362,932	4,977	84	367,993
Income tax provision	125,284	—	—	125,284
Net Income	237,648	4,977	84	242,709
Less: Net income attributable to noncontrolling interests	568	—	5,061	5,629
Net Income (Loss) Attributable to Legg Mason, Inc.	$237,080	$4,977	$(4,977)	$237,080

	Year Ended
	March 31, 2014
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$2,743,707	$—	$(1,950)	$2,741,757
Total Operating Expenses	2,310,444	2,376	(1,956)	2,310,864
Operating Income (Loss)	433,263	(2,376)	6	430,893
Total Other Non-Operating Income (Expense)	(10,333)	2,445	(3,364)	(11,252)
Income Before Income Tax Provision (Benefit)	422,930	69	(3,358)	419,641
Income tax provision	137,805	—	—	137,805
Net Income (Loss)	285,125	69	(3,358)	281,836
Less: Net income (loss) attributable to noncontrolling interests	341	—	(3,289)	(2,948)
Net Income (Loss) Attributable to Legg Mason, Inc.	$284,784	$69	$(69)	$284,784

	Year Ended
	March 31, 2013
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$2,615,047	$—	$(2,397)	$2,612,650
Total Operating Expenses	3,046,587	2,965	(2,403)	3,047,149
Operating Income (Loss)	(431,540)	(2,965)	6	(434,499)
Total Other Non-Operating Expense	(72,177)	(2,864)	(1,067)	(76,108)
Income Before Income Tax Benefit	(503,717)	(5,829)	(1,061)	(510,607)
Income tax provision benefit	(150,859)	—	—	(150,859)
Net Loss	(352,858)	(5,829)	(1,061)	(359,748)
Less: Net income (loss) attributable to noncontrolling interests	469	—	(6,890)	(6,421)
Net Income (Loss) Attributable to Legg Mason, Inc.	$(353,327)	$(5,829)	$5,829	$(353,327)

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt of CIVs determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs as of March 31, 2015 and 2014:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2015
Assets:
Trading investments:
Hedge funds	$1,108	$4,412	$14,093	$19,613
Proprietary funds	28,387	—	—	28,387
Total trading investments	$29,495	$4,412	$14,093	$48,000

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2014
Assets:
Trading investments:
Hedge funds	$1,110	$3,941	$17,888	$22,939
Proprietary funds	27,524	—	—	27,524
Total trading investments	28,634	3,941	17,888	50,463
Investments:
Private equity funds	—	—	31,810	31,810
	$28,634	$3,941	$49,698	$82,273

Liabilities:
CLO debt	$—	$—	$(79,179)	$(79,179)
Derivative liabilities	—	(1,888)	—	(1,888)
	$—	$(1,888)	$(79,179)	$(81,067)

Except for the CLO debt, substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance. During the quarter ended June 30, 2014, the CLO substantially liquidated and was not consolidated as of March 31, 2015. As of March 31, 2014, the carrying value of the CLO debt approximated the amount to be paid to investors, and there was no appreciable measurement uncertainty.

The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the years ended March 31, 2015 and 2014, are presented in the tables below:

	Value as of March 31, 2014	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2015
Assets:
Hedge funds	$17,888	$2,580	$(5,761)	$—	$78	$(692)	$14,093
Private equity funds	31,810	4,727	(3,124)	(34,042)	—	629	—
	$49,698	$7,307	$(8,885)	$(34,042)	$78	$(63)	$14,093
Liabilities:
CLO debt	$(79,179)	$—	$—	$79,179	$—	$—	$—
Total realized and unrealized gains (losses), net						$(63)

	Value as of March 31, 2013	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2014
Assets:
Hedge funds	$19,448	$3,516	$(8,037)	$—	$—	$2,961	$17,888
Private equity funds	26,982	1,811	—	—	—	3,017	31,810
	$46,430	$5,327	$(8,037)	$—	$—	$5,978	$49,698
Liabilities:
CLO debt	$(207,835)	$—	$—	$133,047	$—	$(4,391)	$(79,179)
Total realized and unrealized gains (losses), net						$1,587

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs in the Consolidated Statements of Income (Loss). Total unrealized losses for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $79 and $2,284 for the years ended March 31, 2015 and 2014, respectively.

There were no transfers between Level 1 and Level 2 during either of the years ended March 31, 2015 and 2014.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of March 31, 2015 and 2014, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of March 31, 2015
Category of Investment	Investment Strategy	March 31, 2015		March 31, 2014		Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$19,613	(1)	$22,939	(2)	n/a	n/a
Private equity funds	Long/short equity	—	(3)	31,810		n/a	n/a
Total		$19,613		$54,749
n/a – not applicable

(1)	Redemption restrictions: 8% daily redemption; 5% monthly redemption; 3% quarterly redemption; and 84% are subject to three to five year lock-up or side pocket provisions.

(2)	Redemption restrictions: 10% daily redemption; 6% monthly redemption; 2% quarterly redemption; and 82% are subject to three to five year lock-up or side pocket provisions.

(3)	Fund was no longer consolidated as of March 31, 2015.

There are no current plans to sell any of these investments held as of March 31, 2015.

As of March 31, 2014, Legg Mason elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO. Management believed that the use of the fair value option mitigated the impact of certain timing differences and better matched the changes in fair value of assets and liabilities related to the CLO. Legg Mason did not elect the fair value option for any assets or liabilities as of March 31, 2015, as the CLO was no longer consolidated.

The following table presents the fair value and unpaid principal balance of CLO debt carried at fair value under the fair value option as of March 31, 2014:

March 31, 2014
Principal amounts outstanding	$92,114
Excess unpaid principal over fair value	(12,935)
Fair value	$79,179

During the year ended March 31, 2014, total net losses of $5,914, were recognized in Other non-operating income (losses) of CIVs, net, in the Consolidated Statements of Income (Loss) related to assets and liabilities for which the fair value option was elected. CLO loans and CLO debt measured at fair value have floating interest rates, therefore, substantially all of the estimated gains and losses included in earnings for the year ended March 31, 2014, were attributable to instrument specific credit risk.

As of March 31, 2015, there were no derivative liabilities of CIVs. Total derivative liabilities of CIVs of $1,888 as of March 31, 2014, are recorded in Other liabilities of CIVs.  Gains and (losses) of $1,311 and $(1,537), respectively, for the year ended March 31, 2014, related to derivative liabilities of CIVs are included in Other non-operating income (loss) of CIVs.

As of March 31, 2015 and 2014, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of March 31, 2015		As of March 31, 2014
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
CLOs	$—	$1,146	$—	$911
Real Estate Investment Trust	13,026	18,096	1,442	3,715
Other sponsored investment funds	21,983	34,463	34,126	78,521
Total	$35,009	$53,705	$35,568	$83,147

(1)	Includes $27,463 and $23,404 related to investments in proprietary funds products as of March 31, 2015 and 2014, respectively.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $19,527,670 and $16,032,764 as of March 31, 2015 and 2014, respectively.

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

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts or unless otherwise noted)
(Unaudited)

	Quarter Ended
Fiscal 2015(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$702,346	$718,984	$703,895	$693,881
Operating Expenses	573,396	599,616	573,540	574,335
Operating Income	128,950	119,368	130,355	119,546
Other Non-Operating Income (Expense)	(2,115)	(1,303)	(121,530)	(5,278)
Income before Income Tax Provision	126,835	118,065	8,825	114,268
Income tax provision	42,807	38,017	3,804	40,656
Net Income	84,028	80,048	5,021	73,612
Less: Net income attributable to noncontrolling interests	1,069	3,012	124	1,424
Net Income Attributable to Legg Mason, Inc.	$82,959	$77,036	$4,897	$72,188
Net Income per share Attributable to Legg Mason, Inc. Shareholders:
Basic	$0.73	$0.67	$0.04	$0.62
Diluted	0.73	0.67	0.04	0.61
Cash dividend declared per share	0.16	0.16	0.16	0.16
Stock price range:
High	59.19	57.15	52.00	51.80
Low	52.16	45.78	45.68	43.25
Assets Under Management (in millions):
End of period	$702,724	$709,086	$707,834	$704,295
Average	707,143	710,948	704,148	691,337

(1)	Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

As of May 19, 2015, the closing price of Legg Mason's common stock was $54.30.

	Quarter Ended
Fiscal 2014(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$681,396	$720,092	$669,852	$670,417
Operating Expenses	562,055	598,440	563,486	586,883
Operating Income	119,341	121,652	106,366	83,534
Other Non-Operating Income (Expense)	(7,393)	4,303	485	(8,647)
Income before Income Tax Provision	111,948	125,955	106,851	74,887
Income tax provision	46,856	46,004	19,153	25,792
Net Income	65,092	79,951	87,698	49,095
Less: Net income (loss) attributable to noncontrolling interests	(3,855)	(1,783)	1,410	1,280
Net Income Attributable to Legg Mason, Inc.	$68,947	$81,734	$86,288	$47,815
Net Income per share Attributable to Legg Mason, Inc. Shareholders:
Basic	$0.58	$0.68	$0.70	$0.38
Diluted	0.58	0.67	0.70	0.38
Cash dividend declared per share	0.13	0.13	0.13	0.13
Stock price range:
High	49.50	44.09	35.85	37.04
Low	39.60	32.44	30.28	29.28
Assets Under Management (in millions):
End of period	$701,774	$679,475	$656,023	$644,511
Average	689,003	670,019	650,428	654,737

(1)	Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
As of March 31, 2015, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurance basis. There have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information about our Directors required by this item will be contained under the caption “Election of Directors” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of This Report for information regarding certain of our executive officers. The process by which our stockholders may recommend nominees to our Board of Directors and any material changes to that process will be discussed in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the caption “Corporate Governance - Director Nomination Process.” That information is incorporated herein by reference to the proxy statement.
Our Board of Directors has an Audit Committee, a Compensation Committee, a Finance Committee, a Nominating & Corporate Governance Committee and a Risk Committee. Information about our Board of Directors' determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained under the caption “Election of Directors - Committees of the Board-Board Meetings - Audit Committee” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in the proxy statement under the heading “Election of Directors - Committees of the Board - Board Meetings - Audit Committee” and is also incorporated herein by reference.
We have adopted a corporate Code of Conduct that applies to all directors and employees of Legg Mason and its subsidiaries, including Legg Mason's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller. This Code of Conduct is designed to deter wrongdoing and to, among other things, promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. The Code of Conduct is posted on our corporate website at http://www.leggmason.com under the “About - Corporate Governance” section. In addition, a copy of the Code of Conduct may be obtained, free of charge, upon written request to Corporate Secretary, Legg Mason, Inc., 100 International Drive, Baltimore, MD 21202. We will post any amendments or waivers to the Code of Conduct that are required to be disclosed by the rules of the SEC or the NYSE, on our corporate website at the foregoing address.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be contained under the captions “Election of Directors - Compensation of Directors,” "Election of Directors - Relationship of Compensation and Risk," “Executive Compensation,” “Compensation Committee Interlocks, Insider Participation and Certain Transactions” and “Compensation Committee Report” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information about security ownership of management, directors, and certain beneficial owners required by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of March 31, 2015.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	5,799,903	(1)	$39.58	(2)	11,188,675	(3)(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	5,799,903		$39.58		11,188,675	(3)(4)

(1)
Includes 658,897 shares of Legg Mason Common Stock (“Common Stock”) that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock. Also includes 44,654 restricted stock units granted to non-employee directors as equity compensation that are converted into shares of Common Stock on a one-for-one basis upon distribution.

(2)
Weighted-average exercise price does not include phantom stock units or restricted stock units that will be converted into Common Stock on a one-for-one basis upon distribution at no additional cost, and were granted as described in footnote (1).

(3)
In addition, 282,726 shares of Common Stock may be issued under the Legg Mason & Co, LLC Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).

(4)
8,266,803 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 265,894 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as grants of stock or restricted stock units. 2,655,978 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained under the captions “Compensation Committee Interlocks, Insider Participation and Certain Transactions,” “Corporate Governance - Policies and Procedures Regarding Related Party Transactions” and “Corporate Governance - Independent Directors” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be contained under the caption “Proposed Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

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

4.7
Form of Indenture for Senior Securities between Legg Mason, Inc., as Issuer and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4(a) to Legg Mason’s Registration Statement (Registration No. 333-193321) on Form S-3 dated January 13, 2014)

4.8
First Supplemental Indenture, dated as of January 22, 2014, between Legg Mason, Inc., and The Bank of New York Mellon, as trustee (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on January 22, 2014 )

4.9	Form of 5.625% Senior Note due 2044 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on January 22, 2014 )

4.10
Second Supplemental Indenture, dated as of June 26, 2014, between Legg Mason, Inc., and The Bank of New York Mellon, as trustee (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 26, 2014 )

4.11
Third Supplemental Indenture, dated as of June 26, 2014, between Legg Mason, Inc., and The Bank of New York Mellon, as trustee (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 26, 2014 )

4.12	Form of 2.700% Senior Note due 2019 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 26, 2014 )
4.13	Form of 3.950% Senior Note due 2024 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 26, 2014 )
4.14	Form of 5.625% Senior Note due 2044 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 26, 2014 )
10.1	Legg Mason, Inc. Non-Employee Director Equity Plan, as amended (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)*
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

10.4	Legg Mason & Co., LLC Deferred Compensation/Phantom Stock Plan, as amended (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*
10.5	Legg Mason, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2014 Annual Meeting of Stockholders)*
10.6	Legg Mason, Inc. 1996 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2011 Annual Meeting of Stockholders)*
10.7	Form of Non-Qualified Stock Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith *
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

10.18
Legg Mason, Inc. Deferred Compensation Fund Plan, amended and restated effective September 1, 2014 (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)*

10.19
Form of Performance Share Unit Award Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2014)*

10.20
Form of director's service agreement dated April 1, 2013 between Legg Mason & Co (UK) Limited and Terence Johnson, (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2013)*

10.21	Form of director's service agreement dated April 1, 2015 between Legg Mason & Co (UK) Limited and Ursula Schliessler , filed herewith*
10.22
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
101
Financial statements from the annual report on Form 10-K of Legg Mason, Inc. for the year ended March 31, 2015, filed on May 22, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

*	These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

By: /s/ Joseph A. Sullivan
Joseph A. Sullivan, Chairman, President and Chief
Executive Officer
Date: May 22, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph A. Sullivan	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 22, 2015
Joseph A. Sullivan

/s/ Peter H. Nachtwey	Chief Financial Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)	May 22, 2015
Peter H. Nachtwey

/s/ Robert Angelica	Director	May 22, 2015
Robert E. Angelica

/s/ Carol A. Davidson	Director	May 22, 2015
Carol A. Davidson

/s/ Barry W. Huff	Director	May 22, 2015
Barry W. Huff

/s/ Dennis M. Kass	Director	May 22, 2015
Dennis M. Kass

/s/ Cheryl Gordon Krongard	Director	May 22, 2015
Cheryl Gordon Krongard

/s/ John V. Murphy	Director	May 22, 2015
John V. Murphy

/s/ John H. Myers	Director	May 22, 2015
John H. Myers

/s/ W. Allen Reed	Director	May 22, 2015
W. Allen Reed

/s/ Margaret Milner Richardson	Director	May 22, 2015
Margaret Milner Richardson

/s/ Kurt L. Schmoke	Director	May 22, 2015
Kurt L. Schmoke