Form 10-Q
period 2015-06-30
LEGG MASON, INC.
filed 2015-08-05
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
109,707,762 shares of common stock as of the close of business on July 31, 2015.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$530,243	$669,552
Cash and cash equivalents of consolidated investment vehicles	1,948	2,808
Restricted cash	17,923	32,114
Receivables:
Investment advisory and related fees	349,024	368,399
Other	74,986	118,850
Investment securities	419,668	454,735
Investment securities of consolidated investment vehicles	53,370	48,000
Deferred income taxes	167,701	169,706
Other	51,916	51,750
Other assets of consolidated investment vehicles	8,701	6,121
Total Current Assets	1,675,480	1,922,035
Fixed assets, net	175,897	179,606
Intangible assets, net	3,321,616	3,313,334
Goodwill	1,348,149	1,339,510
Deferred income taxes	164,116	161,978
Other	144,130	157,514
TOTAL ASSETS	$6,829,388	$7,073,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$184,338	$400,245
Accounts payable and accrued expenses	210,614	208,210
Contingent consideration	11,082	22,276
Other	104,719	177,879
Other current liabilities of consolidated investment vehicles	3,795	6,436
Total Current Liabilities	514,548	815,046
Deferred compensation	65,188	51,706
Deferred income taxes	369,105	362,209
Contingent consideration	81,662	88,508
Other	164,044	167,998
Long-term debt	1,057,122	1,058,089
TOTAL LIABILITIES	2,251,669	2,543,556

Commitments and Contingencies (Note 9)

REDEEMABLE NONCONTROLLING INTERESTS
Consolidated investment vehicles	48,011	38,498
Affiliate management equity plan interests	7,502	7,022
TOTAL REDEEMABLE NONCONTROLLING INTERESTS	55,513	45,520

STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 110,125,537 shares in June 2015 and 111,469,142 shares in March 2015	11,013	11,147
Additional paid-in capital	2,788,418	2,844,441
Employee stock trust	(29,681)	(29,570)
Deferred compensation employee stock trust	29,681	29,570
Retained earnings	1,761,785	1,690,055
Accumulated other comprehensive loss, net	(39,010)	(60,742)
TOTAL STOCKHOLDERS' EQUITY	4,522,206	4,484,901
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,829,388	$7,073,977
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$208,104	$204,770
Funds	384,345	381,627
Performance fees	18,653	16,303
Distribution and service fees	96,860	89,716
Other	688	1,465
Total Operating Revenues	708,650	693,881
OPERATING EXPENSES
Compensation and benefits	315,052	305,506
Distribution and servicing	149,288	148,708
Communications and technology	48,677	41,950
Occupancy	25,987	26,957
Amortization of intangible assets	657	895
Other	44,446	50,319
Total Operating Expenses	584,107	574,335
OPERATING INCOME	124,543	119,546
OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	1,317	2,525
Interest expense	(11,949)	(17,058)
Other income, net	5,711	6,248
Other non-operating income of consolidated investment vehicles, net	407	3,007
Total Other Non-Operating Income (Expense)	(4,514)	(5,278)
INCOME BEFORE INCOME TAX PROVISION	120,029	114,268
Income tax provision	25,090	40,656
NET INCOME	94,939	73,612
Less: Net income attributable to noncontrolling interests	391	1,424
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$94,548	$72,188

NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$0.85	$0.62
Diluted	$0.84	$0.61

DIVIDENDS DECLARED PER SHARE	$0.20	$0.16
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
NET INCOME	$94,939	$73,612
Other comprehensive income:
Foreign currency translation adjustment	20,664	10,716
Unrealized losses on investment securities:
Unrealized holding losses, net of tax benefit of $(3)	—	(5)
Reclassification adjustment for losses included in net income	—	5
Net unrealized losses on investment securities	—	—
Net actuarial gains on defined benefit pension plan	1,068	—
Unrealized gains on reverse treasury rate lock, net of tax provision of $495	—	773
Reclassification to assets held for sale	—	(114)
Total other comprehensive income	21,732	11,375
COMPREHENSIVE INCOME	116,671	84,987
Less: Comprehensive income attributable to noncontrolling interests	391	1,424
COMPREHENSIVE INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$116,280	$83,563
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
COMMON STOCK
Beginning balance	$11,147	$11,717
Stock options exercised	16	25
Deferred compensation employee stock trust	—	2
Stock-based compensation	15	99
Employee tax withholdings by settlement of net share transactions	(39)	(45)
Shares repurchased and retired	(126)	(187)
Ending balance	11,013	11,611
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,844,441	3,148,396
Stock options exercised	5,014	7,622
Deferred compensation employee stock trust	111	1,139
Stock-based compensation	18,555	12,070
Additional tax benefit on Equity Unit exchange in fiscal 2010	9,134	—
Employee tax withholdings by settlement of net share transactions	(20,963)	(20,851)
Shares repurchased and retired	(67,874)	(89,812)
Ending balance	2,788,418	3,058,564
EMPLOYEE STOCK TRUST
Beginning balance	(29,570)	(29,922)
Shares issued to plans	(111)	(1,141)
Distributions and forfeitures	—	231
Ending balance	(29,681)	(30,832)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	29,570	29,922
Shares issued to plans	111	1,141
Distributions and forfeitures	—	(231)
Ending balance	29,681	30,832
RETAINED EARNINGS
Beginning balance	1,690,055	1,526,662
Net Income Attributable to Legg Mason, Inc.	94,548	72,188
Dividends declared	(22,338)	(19,191)
Reclassification for increase in estimated redemption value of affiliate management equity plans	(480)	—
Ending balance	1,761,785	1,579,659
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(60,742)	37,949
Net unrealized gain on reverse treasury rate lock	—	773
Net actuarial gains on defined benefit pension plan	1,068	—
Reclassification to assets held for sale	—	(114)
Foreign currency translation adjustment	20,664	10,716
Ending balance	(39,010)	49,324
TOTAL STOCKHOLDERS’ EQUITY	$4,522,206	$4,699,158
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$94,939	$73,612
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	13,975	13,969
Accretion and amortization of securities discounts and premiums, net	177	737
Stock-based compensation	18,871	16,380
Net gains on investments	(1,979)	(5,402)
Net gains of consolidated investment vehicles	(161)	(1,937)
Deferred income taxes	23,364	3,622
Other	(56)	241
Decrease (increase) in assets:
Investment advisory and related fees receivable	22,554	14,774
Net sales of trading and other investments	40,974	27,219
Other receivables	(6,976)	9,659
Other assets	1,713	23,920
Other assets of consolidated investment vehicles	(6,929)	84,732
Increase (decrease) in liabilities:
Accrued compensation	(212,390)	(255,821)
Deferred compensation	13,482	13,180
Accounts payable and accrued expenses	2,405	(1,959)
Other liabilities	1,347	(17,952)
Other liabilities of consolidated investment vehicles	(2,640)	(6,798)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,670	$(7,824)

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(9,528)	$(11,775)
Business acquisition, net of cash acquired	—	(10,558)
Change in restricted cash	12,348	(5,636)
Purchases of investment securities	—	(2,317)
Proceeds from sales and maturities of investments	3,993	2,136
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,813	(28,150)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	(219)
Contingent consideration payment	(22,765)	—
Repayment of long-term debt of consolidated investment vehicles	—	(79,179)
Proceeds from issuance of long-term debt	—	658,769
Debt issuance costs	—	(4,529)
Issuances of common stock for stock-based compensation	5,141	8,788
Employee tax withholdings by settlement of net share transactions	(21,002)	(20,896)
Repurchases of common stock	(68,000)	(89,999)
Dividends paid	(18,037)	(15,507)
Net subscriptions received from noncontrolling interests	9,122	402
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(115,541)	457,630
EFFECT OF EXCHANGE RATES ON CASH	(33,251)	3,712
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(139,309)	425,368
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	669,552	858,022
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$530,243	$1,283,390

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
June 30, 2015
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

Certain investment vehicles Legg Mason sponsors and is the manager of are considered to be variable interest entities ("VIEs") (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). Legg Mason may also fund the initial cash investment in certain VRE investment vehicles to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. Legg Mason held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV prior to the quarter ended March 31, 2015. Prior to March 31, 2015, Legg Mason redeemed a significant portion of its investment in this fund and as a result no longer had a controlling financial interest in the fund; therefore, the fund was not included as a CIV as of March 31, 2015 or June 30, 2015.

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

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated as a CIV) as of June 30, 2015, March 31, 2015, and June 30, 2014, despite significant third party investments in this product. As of June 30, 2015, March 31, 2015, and June 30, 2014, Legg Mason also concluded it was the primary beneficiary of 18, 17, and 16 employee-owned funds it sponsors, respectively, which were consolidated and reported as CIVs.

Other VIEs
For other sponsored investment funds that do not meet the investment company criteria, Legg Mason determines if it is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE.

As of June 30, 2015, Legg Mason had a variable interest in three collateralized loan obligations ("CLOs"). Legg Mason concluded it was not the primary beneficiary of these CLOs, which were not consolidated, as it holds no equity interest in these investment vehicles and the level of fees they are expected to pay to Legg Mason is insignificant.

Prior to June 30, 2014, Legg Mason concluded that it was the primary beneficiary of another CLO in which it held a variable interest and balances related to this CLO were consolidated and reported as a CIV in the Company's consolidated financial statements. Although it held no equity interest in this investment vehicle, it had both the power to control the CLO and had a significant variable interest because of the level of its expected subordinated fees. During the three months ended June 30, 2014, this CLO was substantially liquidated and therefore was not consolidated by Legg Mason as of, or subsequent to, June 30, 2014.

See Notes 4 and 12 for additional information regarding VIEs and VREs.

Noncontrolling Interests
For CIVs with third-party investors, the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. Also included in redeemable noncontrolling interests are vested affiliate management equity plan interests, including increases (decreases) in related estimates of redemption values. There were no nonredeemable noncontrolling interests as of June 30, 2015 or March 31, 2015.

Total Redeemable noncontrolling interests for the three months ended June 30, included the following amounts:

	Three Months Ended June 30,
	2015	2014
Balance, beginning of period	$45,520	$45,144
Net income attributable to redeemable noncontrolling interests	391	1,424
Net subscriptions received from noncontrolling interests	9,122	402
Affiliate management equity plan interests	480	—
Balance, end of period	$55,513	$46,970

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

Accumulated Other Comprehensive Income
There were no significant amounts reclassified from Accumulated other comprehensive income to the Consolidated Statements of Income for the three months ended June 30, 2015 or 2014.

Income Tax Provision
During the three months ended June 30, 2015, Legg Mason recognized an income tax benefit of $17,527 as a result of an increase in the value of deferred tax assets due to changes in the New York City tax code. This tax benefit reduced the effective income tax rate by 14.6 percentage points for the three months ended June 30, 2015.

Recent Accounting Developments
In May 2015, the Financial Accounting Standards Board (“FASB”) updated the guidance on fair value measurement.  The updated guidance removes the requirement for all investments for which fair value is measured using the net asset value ("NAV") practical expedient to be categorized within the fair value hierarchy and related sensitivity disclosures.  The amount of such investments would instead be disclosed as a reconciling item between the fair value hierarchy table and the investment amounts reported on the balance sheet.  This guidance will be effective for Legg Mason in fiscal 2017, unless adopted earlier.  Legg Mason is evaluating the impact of its adoption.

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

In May 2014, the FASB updated the guidance on revenue recognition. The updated guidance improves comparability and removes inconsistencies in revenue recognition practices across entities, industries, jurisdictions, and capital markets. This update has been deferred for an additional year and will now be effective for Legg Mason in fiscal 2019. Legg Mason is evaluating the impact of its adoption.

3. Acquisitions

Martin Currie (Holdings) Limited
On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited ("Martin Currie"), an international equity specialist based in the United Kingdom. The acquisition required an initial payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125,000 contract amount), which was funded from existing cash. In addition, contingent consideration payments may be due March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $511,445 (using the foreign exchange rate as of June 30, 2015 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2016, 2017, and 2018. The Contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of June 30, 2015, the fair value of the Contingent consideration liability was $73,930, an increase of $3,816 from March 31, 2015, all of which is attributable to changes in the exchange rate, which is included in Accumulated other comprehensive income as Foreign currency translation adjustment, net of accretion. Of the $73,930, $11,082 relates to the first anniversary payment and is included in current Contingent consideration in the Consolidated Balance Sheet, with the remainder included in non-current Contingent consideration in the Consolidated Balance Sheet at June 30, 2015. The Contingent consideration liability is recorded at an entity with a British pound functional currency, such that related changes in the exchange rate do not impact net income.

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

Management estimated the fair values of the indefinite-life intangible fund management contracts, indefinite-life trade name, and amortizable intangible asset management contracts based upon discounted cash flow analyses, using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these analyses at acquisition, including projected annual cash flows, projected assets under management ("AUM") growth rates and discount rates, are summarized as follows:

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

AUM growth rates	0% to 28% (weighted-average - 14%)
Performance fee growth rates	0% to 30% (weighted-average - 15%)
Discount rates:
Projected AUM	13.0%
Projected performance fees	15.0%
Earn-out payments	1.3%
AUM volatility	18.8%

Significant increases (decreases) in projected AUM or performance fees would result in a significantly higher (lower) Contingent consideration liability fair value.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different. The financial results of Martin Currie included in Legg Mason's consolidated financial results for the three months ended June 30, 2015, include revenues of $13,937 and did not have a material impact on Net Income Attributable to Legg Mason, Inc.

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan with assets held in a separate trustee-administered fund. Plan assets are measured at fair value and comprised of 60% equities (Level 1) and 40% bonds (Level 2) as of June 30, 2015 and 58% equities (Level 1) and 42% bonds (Level 2) as of March 31, 2015. Assumptions used to determine the expected return on plan assets targets a 55% / 45% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high quality bond in the local U.K. market and currency. As of June 30, 2015, there were no significant concentrations of risk in plan assets. The most recent actuarial valuation was performed as of May 31, 2013, which was updated through the acquisition and balance sheet dates. Accrual of service credit under the plan ceased on October 3, 2014.

The resulting net benefit obligation, comprised as follows, is included in the June 30, 2015 and March 31, 2015 Consolidated Balance Sheet as Other non-current liabilities:

	June 30, 2015	March 31, 2015
Fair value of plan assets (at 5.2 % and 6.3%, respectively, expected weighted-average long-term return)	$61,599	$59,404
Benefit obligation (at 3.8% and 3.3%, respectively, discount rate)	(98,938)	(98,110)
Unfunded status (excess of benefit obligation over plan assets)	$(37,339)	$(38,706)

For the quarter ended June 30, 2015, a net periodic benefit loss of $26 was included in Compensation and benefits expense in the Consolidated Statement of Income and Net actuarial gains of $1,068 were included in Accumulated other comprehensive income in the Consolidated Balance Sheet at June 30, 2015.

The contingent consideration payments are expected to provide some, if not all, funding of the net plan benefit obligation, through a provision requiring certain amounts to be paid to the plan. Any contingent consideration payments to the plan are based on determination of the plan benefit obligation under local technical provisions utilized by the plan trustees. Absent any such funding or any regulatory requirement, Martin Currie does not expect to contribute any additional amounts in fiscal 2016 to the plan in excess of the $2,361 contributed during the three months ended June 30, 2015.

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

QS Investors, LLC
Effective May 31, 2014, Legg Mason acquired all of the outstanding equity interests of QS Investors Holdings, LLC ("QS Investors"), a customized solutions and global quantitative equities provider. The initial purchase price was a cash payment of $11,000, funded from existing cash. In addition, contingent consideration of up to $10,000 and $20,000 for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The Contingent consideration liability established at closing had an acquisition date fair value of $13,370. The Contingent consideration liability is included in non-current Contingent consideration in the Consolidated Balance Sheets and has accreted to $13,608 as of June 30, 2015, from $13,553 as of March 31, 2015.

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

Fauchier Partners Management, Limited
On March 13, 2013, The Permal Group Ltd. ("Permal"), a wholly-owned subsidiary of Legg Mason, acquired all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a European based manager of funds-of-hedge funds. The initial purchase price was a cash payment of $63,433, which was funded from existing cash resources. In May 2015, Legg Mason paid contingent consideration of $22,765 (using the exchange rate as of May 5, 2015 for the maximum £15,000 payment amount) for the second anniversary payment. Additional contingent consideration of up to approximately $31,000 (using the exchange rate as of June 30, 2015 for the £20,000 maximum contract amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs. As of June 30, 2015, the fair value of the related Contingent consideration liability was $5,206, which is included in non-current Contingent consideration in the Consolidated Balance Sheet. The decrease of $21,911 from March 31, 2015, reflects the payment discussed above, offset in part by changes in the exchange rate, net of accretion. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 11 for additional information regarding derivatives and hedging.

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

Management estimated the fair values of the indefinite-life intangible fund management contracts based upon discounted cash flow analyses, and the contingent consideration expected to be paid based upon probability-weighted revenue projections, using unobservable market data inputs, which are Level 3 measurements. As is typical with the acquisition of a portion of a business from a larger financial services firm with other related operations, Legg Mason expected some initial contraction in the acquired business. The significant assumptions used in these analyses at acquisition, including projected annual cash flows, revenues and discount rates, are summarized as follows:

	Projected Cash Flow Growth Rates	Discount Rate
Indefinite-life intangible fund management contracts	(35)% to 11% (weighted-average - 6% )	16.0%

	Projected Revenue Growth Rates
Contingent consideration	(16)% to 3% (weighted-average - (5)%)	2.0%

The contingent consideration estimate was revised as of March 31, 2014, to consider the higher level of Fauchier performance fees through March 31, 2014, and included various scenarios with net revenue growth rates ranging from 0% to 8% (weighted-average 2%) and a discount rate of 2.7%.

4. Investments and Fair Value of Assets and Liabilities

The disclosures below include details of Legg Mason's financial assets and financial liabilities that are measured at fair value, excluding the financial assets and financial liabilities of CIVs. See Note 12 Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of June 30, 2015
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$254,195	$—	$—	$254,195
Time deposits and other	—	34,702	—	34,702
Total cash equivalents	254,195	34,702	—	288,897
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	110,102	655	—	110,757
Trading investments of proprietary fund products and other trading investments(3)	205,504	87,499	191	293,194
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	2,181	13,536	—	15,717
Total current investments	317,787	101,690	191	419,668
Investments in partnerships, LLCs and other(6)	1,059	—	11,907	12,966
Equity method investments in partnerships and LLCs(4)(6)	—	—	41,562	41,562
Derivative assets(7)	4,091	4,487	—	8,578
Other investments(6)	—	—	76	76
Total	$577,132	$140,879	$53,736	$771,747
Liabilities:
Long-term debt(8)	$—	$(254,487)	$—	$(254,487)
Contingent consideration liabilities(9)	—	—	(92,744)	(92,744)
Derivative liabilities(7)	(61)	—	—	(61)
Total	$(61)	$(254,487)	$(92,744)	$(347,292)

	As of March 31, 2015
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$353,265	$—	$—	$353,265
Time deposits and other	—	47,035	—	47,035
Total cash equivalents	353,265	47,035	—	400,300
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	80,529	—	—	80,529
Trading investments of proprietary fund products and other trading investments(3)	269,647	88,201	186	358,034
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	2,148	14,024	—	16,172
Total current investments	352,324	102,225	186	454,735
Investments in partnerships, LLCs and other(6)	—	—	14,511	14,511
Equity method investments in partnerships and LLCs(4)(6)	—	—	48,344	48,344
Derivative assets(7)	580	5,462	—	6,042
Other investments(6)	—	—	77	77
Total	$706,169	$154,722	$63,118	$924,009
Liabilities:
Long-term debt(8)	$—	$(255,462)	$—	$(255,462)
Contingent consideration liability(9)	—	—	(110,784)	(110,784)
Derivative liabilities(7)	(8,665)	—	—	(8,665)
Total	$(8,665)	$(255,462)	$(110,784)	$(374,911)

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

(3)
Trading investments of proprietary fund products and other trading investments consist of approximately 65% and 35% in equity and debt securities, respectively, as of June 30, 2015, and approximately 63% and 37% in equity and debt securities, respectively, as of March 31, 2015.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximate fair value) relating to long-term incentive compensation plans of $8,456 and $8,728 as of June 30, 2015 and March 31, 2015, respectively, and proprietary fund products and other investments of $7,261 and $7,444 as of June 30, 2015 and March 31, 2015, respectively, which are classified as Investment securities in the Consolidated Balance Sheets.

(6)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(7)	See Note 11.

(8)	Long-term debt is the sum of the amortized cost of long-term debt and the fair value of an interest rate swap contract designated as a fair value hedge. See Note 7.

(9)	See Note 3.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had investments in proprietary fund products, which totaled $327,872 and $392,039, as of June 30, 2015 and March 31, 2015, respectively, which are substantially comprised of investments in 49 funds and 52 funds, respectively, that are individually greater than $1,000, with minimal third-party investment, and together comprise over 90% of the total seed capital investments at each period end.
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
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2015 and 2014, are presented in the tables below:

	Value as of March 31, 2015	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2015
Assets:
Trading investments of proprietary fund products and other trading investments	$186	$—	$(7)	$—	$—	$12	$191
Investments in partnerships, LLCs and other	14,511	—	—	(2,528)	—	(76)	11,907
Equity method investments in partnerships and LLCs	48,344	1,243	(6,170)	(2,432)	—	577	41,562
Other investments	77	—	—	—	—	(1)	76
	$63,118	$1,243	$(6,177)	$(4,960)	$—	$512	$53,736
Liabilities:
Contingent consideration liabilities	$(110,784)	$—	$—	$22,765	$—	$(4,725)	$(92,744)

	Value as of March 31, 2014	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2014
Assets:
Trading investments of proprietary fund products and other trading investments	$190	$—	$(10)	$—	$—	$(1)	$179
Investments in partnerships, LLCs and other	21,586	—	—	—	—	68	21,654
Equity method investments in partnerships and LLCs	62,973	968	(5,848)	(564)	—	92	57,621
Other investments	90	—	—	—	—	2	92
	$84,839	$968	$(5,858)	$(564)	$—	$161	$79,546
Liabilities:
Contingent consideration liability	$(29,553)	$(14,670)	$—	$—	$—	$(1,061)	$(45,284)

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other Non-Operating Income (Expense) in the Consolidated Statements of Income. The change in unrealized losses for Level 3 investments and liabilities still held at the reporting date was $4,040 and $1,331 for the three months ended June 30, 2015 and 2014, respectively.

There were no significant transfers between Level 1 and Level 2 during the three months ended June 30, 2015 and 2014.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of June 30, 2015 and March 31, 2015, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of June 30, 2015
Category of Investment	Investment Strategy	June 30, 2015		March 31, 2015		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$25,539	(1)	$23,787		n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	13,623		14,515		$20,000	n/a
Private equity funds	Long/short equity	23,411	(2)	23,563		8,534	Up to 10 years
Other	Various	1,108		1,129		n/a	Various (3)
Total		$63,681	(4)	$62,994	(4)	$28,534
n/a-not applicable

(1)	Liquidation restrictions: 1% daily redemption, 9% monthly redemption and 90% quarterly redemption as of June 30, 2015.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 23% has a remaining term of less than one year and 77% has a remaining term of 17 years.

(4)	Comprised of 1%, 39%, and 60% of Level 1, Level 2, and Level 3 assets, respectively, as of June 30, 2015 and 38% and 62% of Level 2 and Level 3 assets, respectively, as of March 31, 2015.

There are no current plans to sell any of these investments held as of June 30, 2015.

5. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. The following table reflects the components of fixed assets as of:

	June 30, 2015	March 31, 2015
Equipment	$153,974	$152,893
Software	277,251	269,745
Leasehold improvements	204,325	203,420
Total cost	635,550	626,058
Less: accumulated depreciation and amortization	(459,653)	(446,452)
Fixed assets, net	$175,897	$179,606

Depreciation and amortization expense related to fixed assets was $13,318 and $13,074 for the three months ended June 30, 2015 and 2014, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	June 30, 2015	March 31, 2015
Amortizable intangible asset management contracts
Cost	$189,437	$188,312
Accumulated amortization	(167,574)	(166,583)
Net	21,863	21,729
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Permal/Fauchier funds-of-hedge fund management contracts	698,104	698,104
Other fund management contracts	435,574	427,816
Trade names	59,724	59,334
	3,299,753	3,291,605
Intangible assets, net	$3,321,616	$3,313,334

Certain of Legg Mason's indefinite-life intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

As of Legg Mason's most recent annual impairment test as of December 31, 2014, the assessed fair value of the indefinite-life funds-of-hedge funds contracts asset related to the Permal and Fauchier acquisitions exceeds the combined carrying values by 13%. Should market performance, flows, or related AUM levels continue to decrease in the near term more than estimated in the December 31, 2014 assessment, or other factors change, such that cash flow projections deviate from projections in the December 31, 2014 assessment, it is reasonably possible that the assets could be deemed to be impaired by a material amount. The assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management ("CAM") acquisition exceeds the carrying value by 41%. Legg Mason determined that no triggering events occurred as of June 30, 2015, that would require further impairment testing.

As of June 30, 2015, amortizable intangible asset management contracts are being amortized over a weighted-average remaining life of 9.3 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2016	$2,023
2017	2,654
2018	2,654
2019	2,654
2020	2,177
Thereafter	9,701
Total	$21,863

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2015	$2,501,410	$(1,161,900)	$1,339,510
Impact of excess tax basis amortization	(5,329)	—	(5,329)
Changes in foreign exchange rates and other	13,968	—	13,968
Balance as of June 30, 2015	$2,510,049	$(1,161,900)	$1,348,149

7. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2015				March 31, 2015
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$254,045	$(4,487)	$442	$250,000	$254,993
3.95% Senior Notes due July 2024	249,589	—	411	250,000	249,577
5.625% Senior Notes due January 2044	553,488	—	(3,488)	550,000	553,519
Total	$1,057,122	$(4,487)	$(2,635)	$1,050,000	$1,058,089

As of June 30, 2015, $250,000 of long-term debt matures in fiscal 2020, and $800,000 matures thereafter.

At June 30, 2015, the estimated fair value of long-term debt was approximately $1,077,423, including $254,487 for the 2.7% Senior Notes due July 2019 (the "2019 Notes") which are carried at an amount that approximates fair value in the Consolidated Balance Sheets. The debt fair value was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

Interest Rate Swap
On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap is being used to effectively convert the 2019 Notes from fixed rate debt to floating rate debt and has identical terms as the underlying debt being hedged, so no ineffectiveness is expected. The swap has a five-year term, and matures on July 15, 2019. The fair value of the contract at June 30, 2015 and March 31, 2015, was a derivative asset of $4,487 and $5,462, respectively, classified as Other assets in the Consolidated Balance Sheets. The decrease of $975 for the three months ended June 30, 2015, reflects a loss on hedging activity which was recorded as Other expense (loss on hedging activity) in the Consolidated Statement of Income. The carrying value of the debt in the Consolidated Balance Sheets was likewise increased by $4,487 and $5,462 as of June 30, 2015 and March 31, 2015, respectively. The decrease of $975 for the three months ended June 30, 2015, reflects a gain on hedging activity which was recorded as Other income (gain on hedging activity) in the Consolidated Statement of Income. For the three months ended June 30, 2014, a gain on hedging activity of $747 related to the fair value adjustment on the derivative asset and a corresponding loss on hedging activity of $747 related to the fair value adjustment on the debt were recognized. The related hedging gains and losses offset one another resulting in no net income or loss impact. The swap payment dates coincide with the debt payment dates on July 15 and January 15. The related receipts/payments by Legg Mason are recorded as Interest expense in the Consolidated Statement of Income. Since the original terms and conditions of the hedged instruments are unchanged, the swap continues to be an effective fair value hedge.

Reverse Treasury Rate Lock
On June 23, 2014, Legg Mason entered into a reverse treasury rate lock contract with a financial intermediary with a notional amount of $650,000, which was designated as a cash flow hedge. The contract was issued in connection with the retirement of Legg Mason's 5.5% Senior Notes and had a contractual termination date of July 18, 2014. The Company entered into the reverse treasury rate lock agreement in order to hedge the variability in the retirement payment on the entire principal amount of debt. The reverse treasury rate lock contract effectively fixed the present value of the forecasted debt make-whole payment, to eliminate risk associated with change in the five-year U.S. treasury yield. For the three months ended June 30, 2014, a gain of $773 (net of deferred taxes of $495) was recorded in Accumulated other comprehensive income, net, in the Consolidated Balance Sheet. There was no material ineffectiveness related to this cash flow hedge at June 30, 2014.

8.  Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the active equity incentive stock plan as of

June 30, 2015, were 6,337. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to ten years from the date of grant.

As further discussed below, the components of our total stock-based compensation expense for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015	2014
Stock options	$2,805	$3,264
Restricted stock and restricted stock units	13,898	11,206
Employee stock purchase plan	325	288
Affiliate management equity plans	1,301	1,301
Performance share units	536	192
Employee stock trust	6	129
Total stock-based compensation expense	$18,871	$16,380

Stock Options
Stock option transactions under Legg Mason's equity incentive plans during the three months ended June 30, 2015 and 2014 are summarized below:

	Three Months Ended June 30,
	2015		2014
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,432	$39.58	4,801	$43.02
Granted	876	54.52	916	47.64
Exercised	(161)	32.94	(236)	30.84
Canceled/forfeited	(5)	84.31	(37)	70.04
Options outstanding at June 30	5,142	$42.29	5,444	$44.14

At June 30, 2015, options were exercisable for 3,081 shares and the weighted-average exercise price was $39.53. Stock options exercisable at June 30, 2015, have a weighted-average remaining contractual life of 4.0 years. Unamortized compensation cost at June 30, 2015, was $22,353 and was related to unvested options exercisable for 2,061 shares. The unamortized compensation cost at June 30, 2015, is expected to be recognized over a weighted-average period of 2.0 years.

The weighted-average fair value of service-based stock options granted during the three months ended June 30, 2015 and 2014, using the Black-Scholes option pricing model, was $11.26 and $12.03 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Expected dividend yield	1.18%	1.04%
Risk-free interest rate	1.44%	1.51%
Expected volatility	24.37%	29.53%
Expected life (in years)	4.97	4.94

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

In May 2013, Legg Mason awarded options to purchase 500 shares of Legg Mason, Inc. common stock at an exercise price of $31.46, equal to the then current market value of Legg Mason's common stock, to its Chief Executive Officer, which are included in the outstanding options table above. The award had a grant date fair value of $5,525 and was subject to vesting requirements, all of which had been satisfied by May 2015. The vesting requirements were as follows: 25% over a two-year service period; 25% over a two-year service period and was subject to Legg Mason's common stock price equaling or exceeding $36.46 for 20 consecutive trading days; 25% was subject to Legg Mason's common stock price equaling or exceeding $41.46 for 20 consecutive trading days; and 25% was subject to Legg Mason's common stock price equaling or exceeding $46.46 for 20 consecutive trading days; and a requirement that certain shares received upon exercise are retained for a two-year period. In each of January and June 2014, 25% (50% in aggregate) of this award vested when the Legg Mason stock price met and exceeded $41.46 and $46.46, respectively, for 20 consecutive trading days. In May 2015 the remaining 50% of this award vested when the two-year service period was satisfied. The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Restricted stock and restricted stock unit transactions during the three months ended June 30, 2015 and 2014, are summarized below:

	Three Months Ended June 30,
	2015		2014
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,050	$37.38	3,334	$30.77
Granted	959	54.53	1,152	47.75
Vested	(1,212)	34.59	(1,271)	30.78
Canceled/forfeited	(7)	43.96	(84)	35.73
Unvested shares at June 30	2,790	$44.47	3,131	$36.88

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at June 30, 2015, of $108,555 is expected to be recognized over a weighted-average period of 1.9 years.

Other
On June 28, 2013, Legg Mason implemented a management equity plan and granted units to key employees of Permal that entitle them to participate in 15% of the future growth of the Permal enterprise value (subject to appropriate discounts), if any, subsequent to the grant date. On March 31, 2014, a similar management equity plan was implemented by Legg Mason with a grant to certain key employees of ClearBridge Investments, LLC ("ClearBridge"). Independent valuations determined the aggregate cost of the awards to be approximately $9,000 and $16,000 for Permal and ClearBridge, respectively, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income over the related vesting periods, through December 2017 and March 2019, respectively. Both arrangements provide that one-half of the respective cost will be absorbed by the affiliates' incentive pool. As of June 30, 2015, the redemption amount of vested units under both plans, as if they were currently redeemable, aggregated approximately $16,100.

Non-employee directors held no stock options as of June 30, 2015 and held 32 stock options as of June 30, 2014, which are included in the outstanding options table above. As of June 30, 2015 and 2014, non-employee directors held 45 and 67 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units table above. Non-employee directors were granted no restricted stock units during the three months ended June 30, 2015, and were granted 3 restricted stock units during the three months ended June 30, 2014.

In May 2015 and 2014, Legg Mason granted certain executive officers a total of 107 and 78 performance share units, respectively, as part of their fiscal 2015 and 2014 incentive award with an aggregate value of $4,312 and $3,457, respectively. The vesting of performance share units granted in May 2015 and 2014 and the number of shares payable at vesting, are determined based on Legg Mason’s relative total stockholder return over a three-year period ending March 31, 2018 and 2017, respectively. The grant date fair value per unit for the May 2015 and 2014 performance share units of $40.29 and $44.11, respectively, was estimated as of the grant date using a Monte Carlo pricing model with the following assumptions:

	2015	2014
Expected dividend yield	1.46%	1.33%
Risk-free interest rate	0.86%	0.75%
Expected volatility	22.63%	30.81%

During fiscal 2012, Legg Mason established a long-term incentive plan (the "LTIP") under its equity incentive plan, which provided an additional element of compensation that is based on performance, determined as the achievement of a pre-defined amount of Legg Mason’s cumulative adjusted earnings per share over a three year performance period. Under the LTIP, executive officers were granted cash value performance units in the quarter ended September 2012 for a total targeted amount of $1,850. The September 2012 grant performance period ended March 31, 2015 and resulted in a payment amount of $1,000 that was settled in cash on May 31, 2015.

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

As of June 30, 2015, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining 2016	$103,759
2017	118,229
2018	102,774
2019	84,092
2020	77,260
Thereafter	291,329
Total	$777,443

The minimum rental commitments shown above have not been reduced by $157,759 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of June 30, 2015 and March 31, 2015 was $42,070 and $43,726, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, as a result of the then current commercial real estate market.

The above minimum rental commitments include $695,568 in real estate and equipment leases and $81,875 in service and maintenance agreements.

The minimum rental commitments shown above include $5,044 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $2,078 and $2,213 as of June 30, 2015 and March 31, 2015, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2014	$55,500
Accrued charges for vacated and subleased space (1)	9,023
Payments, net	(15,001)
Adjustments and other	(3,583)
Balance as of March 31, 2015	45,939
Payments, net	(2,364)
Adjustments and other	573
Balance as of June 30, 2015	$44,148
(1) Included in Occupancy expense in the Consolidated Statements of Income

As of June 30, 2015, Legg Mason had commitments to invest approximately $29,987 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2021.

As of June 30, 2015, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions, the fair value of which aggregates $92,744, including $11,082 of which is a current liability. These commitments are further described below and in Note 3.

In connection with the acquisition of Martin Currie in October 2014, contingent consideration payments may be due March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $511,445 (using the foreign exchange rate as of June 30, 2015 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2016, 2017, and 2018. The Contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made will also include amounts for certain potential pension and other obligations that are accounted for separately. As of June 30, 2015, the fair value of the Contingent consideration liability was $73,930, an increase of $3,816 from March 31, 2015, all of which is attributable to changes in the exchange rate, net of accretion. Of the $73,930, $11,082 relates to the first anniversary payment and is classified as current Contingent consideration in the Consolidated Balance Sheet.

In connection with the acquisition of QS Investors in May 2014, contingent consideration of up to approximately $10,000 and approximately $20,000 for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The Contingent consideration liability established at closing had an acquisition date fair value of $13,370, which represented the present value of the contingent consideration expected to be paid, and has accreted to $13,608 as of June 30, 2015, from $13,553 as of March 31, 2015.

In connection with the acquisition of Fauchier in March 2013, Legg Mason paid contingent consideration of $22,765 (using the foreign exchange rate as of May 5, 2015, for the maximum £15,000 payment amount) in May 2015 for the second anniversary payment. Additional contingent consideration of up to approximately $31,000 (using the foreign exchange rate as of June 30, 2015 for the £20,000 maximum contractual amount), may be due on or about the fourth anniversary of closing, which is dependent upon the achievement of certain levels of revenue, net of distribution costs. The fair value of the Contingent consideration liability was $5,206 as of June 30, 2015. The decrease of $21,911 from March 31, 2015, reflects the payment described above, offset in part by changes in the exchange rate, net of accretion. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 11 for additional information regarding derivatives and hedging.

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

In management's opinion, an adequate accrual has been made as of June 30, 2015, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

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

During the three months ended June 30, 2015 and 2014, Legg Mason repurchased and retired 1,256 and 1,871 shares of its common stock, respectively, for $68,000 and $89,999, respectively, through open market purchases. The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended June 30,
	2015	2014
Basic weighted-average shares for EPS	108,954	114,119
Potential common shares:
Dilutive employee stock options	1,281	1,093
Diluted weighted-average shares outstanding for EPS	110,235	115,212

Net Income Attributable to Legg Mason, Inc.	$94,548	$72,188
Less: Earnings (distributed and undistributed) allocated to participating securities	2,327	1,873
Net income (distributed and undistributed) allocated to shareholders (excluding participating securities)	$92,221	$70,315

Net Income per share Attributable to Legg Mason, Inc. Shareholders
Basic	$0.85	$0.62
Diluted	$0.84	$0.61

The weighted-average shares for the three months ended June 30, 2015 and 2014, excludes 2,737 and 3,007, respectively, weighted-average unvested restricted shares deemed to be participating securities.

The diluted EPS calculations for the three months ended June 30, 2015 and 2014, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of the Convertible Notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive.
Options to purchase 1,482 and 1,365 shares for the three months ended June 30, 2015 and 2014, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and therefore, the options are deemed antidilutive. Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met.

11. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging activities excluding the derivatives and hedging activities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, British pound, Australian dollar, Singapore dollar, and Chinese yuan. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, we have one ISDA Master Agreement with each of the significant counterparties, which cover our transactions with that counterparty. Each of the respective ISDA agreements provide for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded on the Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015, were $8,578 and $6,042, respectively. Other liabilities recorded on the Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015, were $61 and $8,665, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments.

With the exception of the interest rate swap contract and reverse treasury rate lock contract discussed in Note 7, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended June 30, 2015, March 31, 2015, and June 30, 2014. As of June 30, 2015, Legg Mason had open currency forward contracts and open futures and forwards contracts relating to seed capital investments with aggregate notional values totaling $127,799 and $110,607, respectively. As of June 30, 2015, the weighted-average remaining contract terms for currency forward contracts and futures and forward contracts relating to seed capital investments were eight months and three months, respectively.

The following table presents the derivative assets and related offsets, if any, as of June 30, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of June 30, 2015
Derivative instruments designated as hedging instruments (See Note 7)
Interest rate swap	$—	$—	$—	$4,487	$—	$4,487

Derivative instruments not designated as hedging instruments
Currency forward contracts	3,153	(292)	2,861	—	—	2,861
Futures and forward contracts relating to seed capital investments	—	—	—	1,230	2,366	3,596
Total derivative instruments not designated as hedging instruments	3,153	(292)	2,861	1,230	2,366	6,457
Total derivative instruments	$3,153	$(292)	$2,861	$5,717	$2,366	$10,944

The following table presents the derivative liabilities and related offsets, if any, as of June 30, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of June 30, 2015
Derivative instruments not designated as hedging instruments
Currency forward contracts	$(27)	$—	$(27)	$—	$—	$(27)
Futures and forward contracts relating to seed capital investments	—	—	—	(34)	450	416
Total derivative instruments not designated as hedging instruments	$(27)	$—	$(27)	$(34)	$450	$389

The following table presents the derivative assets and related offsets, if any, as of March 31, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2015
Derivative instruments designated as hedging instruments (See Note 7)
Interest rate swap	$—	$—	$—	$5,462	$—	$5,462

Derivative instruments not designated as hedging instruments
Currency forward contracts	781	(259)	522	—	—	522
Futures and forward contracts relating to seed capital investments	75	(17)	58	—	—	58
Total derivative instruments not designated as hedging instruments	856	(276)	580	—	—	580
Total derivative instruments	$856	$(276)	$580	$5,462	$—	$6,042

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2015
Derivative instruments not designated as hedging instruments
Currency forward contracts	$(8,623)	$2,327	$(6,296)	$—	$—	$(6,296)
Futures and forward contracts relating to seed capital investments	—	—	—	(2,369)	8,343	5,974
Total derivative instruments not designated as hedging instruments	$(8,623)	$2,327	$(6,296)	$(2,369)	$8,343	$(322)

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

		Three Months Ended June 30,
		2015		2014
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$4,842	$(1,137)	$2,841	$(417)
Seed capital investments	Other non-operating income (expense)	28	(595)	33	(354)
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	1,530	(2,691)	542	(5,177)
Total gain (loss) from derivatives not designated as hedging instruments		6,400	(4,423)	3,416	(5,948)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	—	(975)	747	—
Total		$6,400	$(5,398)	$4,163	$(5,948)

12. Variable Interest Entities and Consolidated Investment Vehicles

As further discussed in Notes 2 and 4, in accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment vehicles, some of which are designated as CIVs. As of June 30, 2015, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of June 30, 2015, March 31, 2015, and June 30, 2014, despite significant third party investments in this product. As of June 30, 2015, March 31, 2015, and June 30, 2014, Legg Mason also concluded it was the primary beneficiary of 18, 17, and 16, respectively, employee-owned funds it sponsors, which were consolidated and reported as CIVs.

Legg Mason also held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV prior to the quarter ended March 31, 2015. Prior to March 31, 2015, Legg Mason redeemed a significant portion of its investment in this fund and as a result no longer had a controlling financial interest in the fund; therefore, the fund was not consolidated, or included as a CIV as of March 31, 2015 or June 30, 2015.

Prior to June 30, 2014, Legg Mason concluded it was the primary beneficiary of one of three CLOs in which it had a variable interest and the balances related to this CLO were consolidated and reported as a CIV in the Company's consolidated financial statements. During the three months ended June 30, 2014, this CLO substantially liquidated and therefore was not consolidated by Legg Mason as of, or subsequent to, June 30, 2014.

Legg Mason's investment in CIVs, as of June 30, 2015 and March 31, 2015, was $15,596 and $15,553, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs in the Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015, respectively, and the Consolidated Statements of Income for the three months ended June 30, 2015 and 2014, respectively:
Consolidating Balance Sheets

	June 30, 2015				March 31, 2015
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current Assets	$1,627,089	$64,019	$(15,628)	$1,675,480	$1,880,689	$56,929	$(15,583)	$1,922,035
Non-current assets	5,153,908	—	—	5,153,908	5,151,942	—	—	5,151,942
Total Assets	$6,780,997	$64,019	$(15,628)	$6,829,388	$7,032,631	$56,929	$(15,583)	$7,073,977
Current Liabilities	$510,785	$3,795	$(32)	$514,548	$808,640	$6,436	$(30)	$815,046
Non-current liabilities	1,737,121	—	—	1,737,121	1,728,510	—	—	1,728,510
Total Liabilities	2,247,906	3,795	(32)	2,251,669	2,537,150	6,436	(30)	2,543,556
Redeemable Non-controlling interests	11,092	37,570	6,851	55,513	10,787	27,581	7,152	45,520
Total Stockholders’ Equity	4,521,999	22,654	(22,447)	4,522,206	4,484,694	22,912	(22,705)	4,484,901
Total Liabilities and Equity	$6,780,997	$64,019	$(15,628)	$6,829,388	$7,032,631	$56,929	$(15,583)	$7,073,977

Consolidating Statements of Income

	Three Months Ended
	June 30, 2015				June 30, 2014
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$708,735	$—	$(85)	$708,650	$694,064	$—	$(183)	$693,881
Total Operating Expenses	584,087	105	(85)	584,107	574,315	203	(183)	574,335
Operating Income (Loss)	124,648	(105)	—	124,543	119,749	(203)	—	119,546
Total Other Non-Operating Income (Expense)	(4,879)	407	(42)	(4,514)	(6,816)	3,007	(1,469)	(5,278)
Income Before Income Tax Provision	119,769	302	(42)	120,029	112,933	2,804	(1,469)	114,268
Income tax provision	25,090	—	—	25,090	40,656	—	—	40,656
Net Income	94,679	302	(42)	94,939	72,277	2,804	(1,469)	73,612
Less: Net income attributable to noncontrolling interests	131	—	260	391	89	1,068	267	1,424
Net Income Attributable to Legg Mason, Inc.	$94,548	$302	$(302)	$94,548	$72,188	$1,736	$(1,736)	$72,188

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt of CIVs determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

Legg Mason had no financial liabilities of CIVs carried at fair value as of June 30, 2015 or March 31, 2015. The fair value of the financial assets of CIVs were determined using the following categories of inputs as of June 30, 2015 and March 31, 2015:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of June 30, 2015
Assets:
Trading investments:
Hedge funds	$1,133	$5,950	$13,482	$20,565
Proprietary funds	32,805	—	—	32,805
Total trading investments	$33,938	$5,950	$13,482	$53,370

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2015
Assets:
Trading investments:
Hedge funds	$1,108	$4,412	$14,093	$19,613
Proprietary funds	28,387	—	—	28,387
Total trading investments	$29,495	$4,412	$14,093	$48,000

Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance.

The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2015 and 2014, are presented in the tables below:

	Value as of March 31, 2015	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2015
Assets:
Hedge funds	$14,093	$137	$(310)	$—	$(526)	$88	$13,482

	Value as of March 31, 2014	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2014
Assets:
Hedge funds	$17,888	$160	$(682)	$—	$—	$(314)	$17,052
Private equity funds	31,810	1,013	—	—	—	2,294	35,117
	$49,698	$1,173	$(682)	$—	$—	$1,980	$52,169
Liabilities:
CLO debt	$(79,179)	$—	$—	$79,179	$—	$—	$—
Total realized and unrealized gains (losses), net						$1,980

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs in the Consolidated Statements of Income. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $(45) and $1,850 for the three months ended June 30, 2015 and 2014, respectively.

There were no transfers between Level 1 and Level 2 during either of the three months ended June 30, 2015 and 2014.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of June 30, 2015 and March 31, 2015, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of June 30, 2015
Category of Investment	Investment Strategy	June 30, 2015		March 31, 2015	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$20,565	(1)	$19,613	n/a	n/a
n/a – not applicable

(1)	Redemption restrictions: 9% daily redemption; 5% monthly redemption; 2% quarterly redemption; and 84% are subject to three to five year lock-up or side pocket provisions.

As of June 30, 2015 and March 31, 2015, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of June 30, 2015		As of March 31, 2015
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
CLOs	$—	$1,140	$—	$1,146
Real Estate Investment Trust	12,758	16,136	13,026	18,096
Other sponsored investment funds	15,175	21,768	21,983	34,463
Total	$27,933	$39,044	$35,009	$53,705

(1)	Includes $27,933 and $27,463 related to investments in proprietary funds products as of June 30, 2015 and March 31, 2015, respectively.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $19,471,116 and $19,527,670 as of June 30, 2015 and March 31, 2015, respectively.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investment securities, and the liabilities are primarily comprised of various expense accruals. These VIEs are not consolidated because either (1) Legg Mason does not have the power to direct significant economic activities of the entity and rights/obligations associated with benefits/losses that could be significant to the entity, or (2) Legg Mason does not absorb a majority of each VIE's expected losses or does not receive a majority of each VIE's expected residual gains.

13. Subsequent Event

On July 28, 2015, Legg Mason announced an agreement to acquire a majority equity interest in RARE Infrastructure, Ltd., which specializes in global listed infrastructure investing, and is headquartered in Sydney, Australia with $7,600,000 in AUM.  Under the terms of the transaction, Legg Mason will acquire a 75% ownership stake, the firm’s management team will retain a 15% equity stake and continuing minority owners, which includes The Treasury Group, will retain 10%.  The acquisition is expected to close during the third quarter of fiscal 2016 and will require an initial payment at that time.  In addition, contingent consideration payments may be payable upon the achievement of certain net revenue targets, potentially extending through March 31, 2019.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
We have made in this report, and from time to time may otherwise make in our public filings, press releases and statements by our management, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues or earnings per share, anticipated changes in our businesses or in the amount of our client assets under management ("AUM") or assets under advisement ("AUA"), anticipated future performance of our business, anticipated future investment performance of our subsidiaries, our expected future net client cash flows, anticipated expense levels, changes in expenses, the expected effects of acquisitions and expectations regarding financial market conditions. The words or phrases “can be,” “may be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project,” “anticipate” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance.

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed under the heading "Risk Factors" and elsewhere herein, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2015 and in our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share and corresponding flows out of products in which we do not have market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

•	Productivity	•	Operate with a high level of effectiveness and improve ongoing efficiency
		•	Align economic relationships with affiliate management teams, including the implementation of affiliate management equity plan agreements

The strategic priorities discussed above are designed to drive improvements in our net flows, earnings, cash flows, AUM and other key metrics, including operating margin.  Certain of these key metrics are discussed in our quarterly results discussion below.

Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2015, was $94.5 million, or $0.84 per diluted share, as compared to $72.2 million, or $0.61 per diluted share for the three months ended June 30, 2014.  Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2015, included non-cash income tax benefits of $18.0 million, or $0.16 per diluted share, resulting from an increase in the value of our deferred tax assets, primarily due to changes in the New York City tax code. Average AUM and total operating revenues increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, as further discussed below.

Although improved sales from our global distribution function contributed to net client inflows in both total and long-term AUM in the 12-month period ended June 30, 2015, total AUM decreased slightly over this period as increases in AUM due to net client inflows in long-term AUM and the acquisition of Martin Currie (Holdings) Limited ("Martin Currie") in October 2014, were offset by the negative impact of market performance and other, net client outflows in liquidity AUM, and the sale of Legg Mason Investment Counsel & Trust Company N.A. ("LMIC") in November 2014.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
During the three months ended June 30, 2015, the economic environment was characterized by continued domestic growth and improved economic data in the U.S., with overall markets remaining sensitive to increasing concern over economic conditions in other countries and potential increases in the federal funds rate.

Major U.S. equity market indices were mixed, while bond market indices decreased during the three months ended June 30, 2015. During the three months ended June 30, 2014, all three major U.S. equity market indices, as well as bond market indices, increased.

	% Change for the three months ended June 30:
Indices(1)	2015	2014
Dow Jones Industrial Average	(0.9)%	2.2%
S&P 500	(0.2)%	4.7%
NASDAQ Composite Index	1.8%	5.0%
Barclays Capital U.S. Aggregate Bond Index	(1.7)%	2.0%
Barclays Capital Global Aggregate Bond Index	(1.2)%	2.5%
(1) Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the three months ended June 30, 2015, the Federal Reserve Board held the federal funds rate at 0.25%. While the economic outlook for the U.S. has remained more positive in recent years, the financial environment in which we operate continues to reflect a heightened level of sensitivity as we move through fiscal 2016.

Quarter Ended June 30, 2015, Compared to Quarter Ended June 30, 2014

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Large Cap Value	•	U.S. Credit Aggregate	•	U.S. Municipal Cash
•	Small Cap Core	•	Global Opportunistic Fixed Income
•	Equity Income	•	Global Government
•	Large Cap Core	•	U.S. Municipal
•	International Equity	•	Global Fixed Income
•	Sector Equity	•	High Yield
•	Small Cap Value	•	U.S. Limited Duration
•	Small Cap Growth	•	U.S. Long Duration
•	Mid Cap Core	•	Emerging Markets
•	Emerging Markets Equity
•	Global Equity

The components of the changes in our AUM (in billions) for the three months ended June 30, were as follows:

	2015	2014
Beginning of period	$702.7	$701.8
Net client cash flows
Investment funds, excluding liquidity products(1)
Subscriptions	14.5	13.5
Redemptions	(14.9)	(12.9)
Long-term separate account flows, net	1.7	0.1
Total long-term flows	1.3	0.7
Liquidity fund flows, net	2.0	(8.9)
Liquidity separate account flows, net	0.3	—
Total liquidity flows	2.3	(8.9)
Total net client cash flows	3.6	(8.2)
Market performance and other(2)	(7.1)	5.7
Acquisition (3)	—	5.0
End of period	$699.2	$704.3
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes the positive impact of foreign exchange movements of $1.8 billion and $1.6 billion, primarily related to fixed income securities, for the three months ended June 30, 2015 and 2014, respectively. Also includes the reclassification of $12.8 billion of client assets from AUM to AUA for the three months ended June 30, 2014, the reinvestment of dividends and other.

(3)	Includes $5.0 billion related to the acquisition of QS Investors Holdings, LLC ("QS Investors") for the three months ended June 30, 2014.

AUM at June 30, 2015, was $699.2 billion, a decrease of $3.5 billion, or 0.5%, from March 31, 2015. Total net client inflows were $3.6 billion, with $2.3 billion of net client inflows into the liquidity asset class and $1.3 billion of net client inflows into long-term asset classes. Net long-term asset inflows were comprised of fixed income net inflows of $2.6 billion offset in part by equity net outflows of $1.3 billion. Fixed income net inflows were primarily in products managed by Brandywine Global Investment Management, LLC ("Brandywine") and Western Asset Management Company ("Western Asset"). Equity net outflows were primarily in products managed by Royce & Associates ("Royce") and ClearBridge Investments, LLC (“ClearBridge”), partially offset by net inflows at QS Investors. We generally earn higher fees and profits on equity AUM, and thus net flows in this asset class will more heavily impact our revenues and Net Income Attributable to Legg Mason, Inc. than would net flows in the fixed income and liquidity asset classes. Market performance and other totaled $(7.1) billion, as the negative impact of market performance and other of $(8.9) billion exceeded the positive impact of foreign currency exchange rate fluctuations of $1.8 billion.

AUM by Asset Class
AUM by asset class (in billions) as of June 30, were as follows:

	2015	% of Total	2014	% of Total	% Change
Equity	$197.3	28%	$196.0	28%	1%
Fixed income	372.2	53	366.7	52	1
Total long-term assets	569.5	81	562.7	80	1
Liquidity	129.7	19	141.6	20	(8)
Total	$699.2	100%	$704.3	100%	(1)%

Average AUM by asset class (in billions) for the three months ended June 30, were as follows:

	2015	% of Total	2014	% of Total	% Change
Equity	$199.8	28%	$189.3	27%	6%
Fixed income	375.8	54	363.4	53	3
Total long-term assets	575.6	82	552.7	80	4
Liquidity	128.3	18	138.6	20	(7)
Total	$703.9	100%	$691.3	100%	2%

The component changes in our AUM by asset class (in billions) for the three months ended June 30, 2015 and 2014, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2015	$199.4	$376.1	$127.2	$702.7
Investment funds, excluding liquidity funds
Subscriptions	6.4	8.1	—	14.5
Redemptions	(8.8)	(6.1)	—	(14.9)
Separate account flows, net	1.1	0.6	0.3	2.0
Liquidity fund flows, net	—	—	2.0	2.0
Net client cash flows	(1.3)	2.6	2.3	3.6
Market performance and other	(0.8)	(6.5)	0.2	(7.1)
June 30, 2015	$197.3	$372.2	$129.7	$699.2

	Equity	Fixed Income	Liquidity	Total
March 31, 2014	$186.4	$365.2	$150.2	$701.8
Investment funds, excluding liquidity funds
Subscriptions	6.6	6.9	—	13.5
Redemptions	(7.9)	(5.0)	—	(12.9)
Separate account flows, net	(0.5)	0.6	—	0.1
Liquidity fund flows, net	—	—	(8.9)	(8.9)
Net client cash flows	(1.8)	2.5	(8.9)	(8.2)
Market performance and other	7.1	(1.7)	0.3	5.7
Acquisition	4.3	0.7	—	5.0
June 30, 2014	$196.0	$366.7	$141.6	$704.3

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended June 30, 2015 and 2014, were as follows:

	Equity	Fixed Income	Liquidity	Total
June 30, 2014	$196.0	$366.7	$141.6	$704.3
Investment funds, excluding liquidity funds
Subscriptions	29.1	44.0	—	73.1
Redemptions	(34.6)	(28.6)	—	(63.2)
Separate account flows, net	3.3	3.9	(0.6)	6.6
Liquidity fund flows, net	—	—	(10.4)	(10.4)
Net client cash flows	(2.2)	19.3	(11.0)	6.1
Market performance and other(1)	0.8	(11.1)	(0.9)	(11.2)
Acquisition (disposition), net(2)	2.7	(2.7)	—	—
June 30, 2015	$197.3	$372.2	$129.7	$699.2

(1)	Total market performance and other includes the negative impact of foreign exchange movements of $18.3 billion, primarily related to fixed income securities.

(2)	Includes $9.5 billion related to the acquisition of Martin Currie offset by $9.5 billion related to the disposition of LMIC.

	Equity	Fixed Income	Liquidity	Total
June 30, 2013	$164.4	$351.0	$129.1	$644.5
Investment funds, excluding liquidity funds
Subscriptions	26.8	25.3	—	52.1
Redemptions(1)	(30.3)	(25.0)	—	(55.3)
Separate account flows, net	(2.6)	2.5	0.9	0.8
Liquidity fund flows, net	—	—	11.0	11.0
Net client cash flows	(6.1)	2.8	11.9	8.6
Market performance and other(2)	34.7	12.2	0.6	47.5
Acquisition (disposition), net(3)	3.0	0.7	—	3.7
June 30, 2014	$196.0	$366.7	$141.6	$704.3
(1) Fixed income redemptions include $3.4 billion related to a single, low-fee global sovereign mandate client. Assets related to this client were reclassified from AUM to AUA in the three months ended June 30, 2014.
(2) Total market performance and other includes the positive impact of foreign exchange movements of $2.5 billion, primarily related to fixed income securities. Also includes the reclassification of $12.8 billion of client assets from AUM to AUA in the three months ended June 30, 2014.

(3)	Includes $5.0 billion related to the acquisition of QS Investors offset by $1.3 billion related to the disposition of a small affiliate.

AUM at June 30, 2015, decreased $5.1 billion, or 0.7%, from June 30, 2014. Total net client inflows were $6.1 billion, as $17.1 billion of net client inflows into long-term asset classes were offset in part by $11.0 billion of net client outflows from the liquidity asset class. Net long-term asset inflows were comprised of fixed income net inflows of $19.3 billion offset in part by equity net outflows of $2.2 billion. Fixed income net inflows were primarily in products managed by Western Asset and Brandywine. Equity net outflows were primarily in products managed by Royce and were offset in part by equity net inflows in products managed by ClearBridge and Brandywine. Market performance and other totaled $(11.2) billion, as the negative impact of foreign currency exchange rate fluctuations of $(18.3) billion was offset in part by the positive impact of market performance and other of $7.1 billion. Acquisition (disposition), net, includes $9.5 billion related to the acquisition of Martin Currie, offset by $(9.5) billion related to the disposition of LMIC.

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

The component changes in our AUM by distribution channel (in billions) for the three months ended June 30, 2015 and 2014, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2015	$270.0	$432.7	$702.7
Net client cash flows, excluding liquidity funds	0.4	1.2	1.6
Liquidity fund flows, net	—	2.0	2.0
Net client cash flows	0.4	3.2	3.6
Market performance and other	(2.1)	(5.0)	(7.1)
June 30, 2015	$268.3	$430.9	$699.2

	Global Distribution	Affiliate/Other		Total
March 31, 2014	$247.4	$454.4		$701.8
Net client cash flows, excluding liquidity funds	1.4	(0.7)		0.7
Liquidity fund flows, net	—	(8.9)		(8.9)
Net client cash flows	1.4	(9.6)		(8.2)
Market performance and other	8.9	(3.2)		5.7
Acquisition(1)	—	5.0	(1)	5.0
June 30, 2014	$257.7	$446.6		$704.3
(1) Includes $5.0 billion related to the acquisition of QS Investors.

Operating Revenue Yield
We calculate operating revenue yields as the ratio of annualized investment advisory fees, less performance fees, distribution and service fees, and other revenues to average AUM. Distribution and service fees and other revenues are now included in our calculation of operating revenue yields to provide a more accurate representation of our revenue yield trends. For both the three months ended June 30, 2015 and 2014, our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 39 basis points. Fees for managing equity assets are generally higher, averaging approximately 75 basis points and 80 basis points for the three months ended June 30, 2015 and 2014, respectively. The average fee rate for managing equity assets has declined over the last year due to a shift in the mix of equity assets from higher fee equity products to lower fee equity products. This compares to fees for managing fixed income assets, which averaged approximately 30 basis points for the each of the quarters ended June 30, 2015 and 2014, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the quarters ended June 30, 2015 and 2014. Equity assets are primarily managed by ClearBridge, Royce, Brandywine, Permal, QS Investors and Martin Currie; fixed income assets are primarily managed by Western Asset, Brandywine, and Permal; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 50 basis points for each of the quarters ended June 30, 2015 and 2014, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 30 basis points for each of the quarters ended June 30, 2015 and 2014.

Investment Performance
Overall investment performance of our AUM for the three months ended June 30, 2015 and 2014, was mixed compared to relevant benchmarks.

For the three months ended June 30, 2015, U.S. equity indices produced mixed returns. The best performing was the NASDAQ Composite, which returned 1.8% for the three months ended June 30, 2015. These returns were achieved in an economic environment characterized by macro-economic uncertainty and a heightened sensitivity to economic news.

In the fixed income markets, the Federal Reserve held its target and discount rates steady at 0.25% and 0.75%, respectively, signaling a slower pace of normalization than previously expected. Interest rates still increased, bolstered by the strength of the U.S. economy with longer yields increasing more than shorter yields, resulting in a steeper yield curve. The lowest yielding fixed income sector for the quarter ended June 30, 2015 was U.S. Credit, as measured by the Barclays U.S. Credit

Index which returned (2.9%).  The best performing fixed income sector for the quarter was U.S. High Yield as measured by the Barclays U.S. High Yield Index which remained flat for the three months ended June 30, 2015.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of June 30, 2015 and 2014, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2015				As of June 30, 2014
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	68%	83%	86%	89%	82%	86%	84%	91%
Equity:
Large cap	22%	67%	74%	94%	59%	81%	50%	76%
Small cap	14%	14%	27%	59%	49%	26%	27%	74%
Total equity (includes other equity)	32%	61%	67%	86%	57%	65%	47%	77%
Fixed income:
U.S. taxable	73%	89%	93%	87%	91%	94%	94%	94%
U.S. tax-exempt	100%	100%	100%	100%	97%	100%	100%	100%
Global taxable	74%	84%	85%	81%	82%	83%	100%	94%
Total fixed income	75%	88%	91%	86%	88%	91%	96%	94%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of June 30, 2015 and 2014, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2015				As of June 30, 2014
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	50%	59%	68%	68%	51%	61%	53%	67%
Equity:
Large cap	44%	54%	71%	62%	50%	78%	51%	60%
Small cap	6%	19%	23%	59%	35%	18%	20%	60%
Total equity (includes other equity)	36%	46%	57%	58%	44%	53%	39%	58%
Fixed income:
U.S. taxable	80%	87%	87%	86%	70%	82%	92%	84%
U.S. tax-exempt	75%	61%	83%	97%	44%	65%	58%	86%
Global taxable	44%	81%	81%	48%	76%	87%	85%	86%
Total fixed income	72%	78%	85%	87%	63%	77%	79%	85%

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

As of both June 30, 2015 and 2014, approximately 90% of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of both June 30, 2015 and 2014, the U.S. long-term mutual fund assets represented in the data accounted for 20% of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of June 30, 2015, constituted an aggregate of approximately $443 billion, or approximately 63% of our total AUM. The most meaningful exclusion of funds are our fund-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 3% of our total assets under management as of June 30, 2015, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	4.90%	21.92%	22.29%	9.30%	12.51%
Russell 3000 Growth		Relative	(5.79)%	3.76%	3.64%	0.13%	2.43%
ClearBridge Dividend Strategy	11/6/1992	Absolute	2.06%	12.83%	14.55%	6.52%	8.49%
S&P 500		Relative	(5.37)%	(4.48)%	(2.79)%	(1.38)%	(0.83)%
ClearBridge Appreciation Fund	3/10/1970	Absolute	6.32%	14.93%	15.27%	7.97%	10.38%
S&P 500		Relative	(1.10)%	(2.38)%	(2.07)%	0.08%	(0.11)%
ClearBridge Value Trust	4/16/1982	Absolute	5.73%	19.02%	15.70%	2.15%	11.97%
S&P 500		Relative	(1.70)%	1.71%	(1.64)%	(5.74)%	0.08%
ClearBridge All Cap Value	11/12/1981	Absolute	2.26%	15.04%	13.81%	5.80%	10.22%
Russell 3000 Value		Relative	(1.61)%	(2.16)%	(2.55)%	(1.23)%	(1.75)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	13.09%	21.28%	19.08%	8.39%	8.11%
Russell 1000 Growth		Relative	2.53%	3.29%	0.49%	(0.71)%	2.09%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	5.08%	16.47%	16.83%	7.62%	9.66%
Russell 1000 Value		Relative	0.95%	(0.88)%	0.33%	0.58%	(0.76)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	5.27%	15.79%	n/a	n/a	15.75%
Russell 1000 Value		Relative	1.14%	(1.56)%	n/a	n/a	0.67%

Small Cap
Royce Pennsylvania Mutual	6/30/1967	Absolute	(2.61)%	13.98%	13.40%	7.71%	11.82%
Russell 2000		Relative	(9.09)%	(3.83)%	(3.68)%	(0.69)%	n/a
Royce Premier Fund	12/31/1991	Absolute	(6.09)%	11.81%	13.09%	9.48%	11.85%
Russell 2000		Relative	(12.57)%	(6.00)%	(3.99)%	1.07%	1.99%
Royce Total Return Fund	12/15/1993	Absolute	(0.63)%	14.18%	13.70%	7.42%	10.97%
Russell 2000		Relative	(7.11)%	(3.63)%	(3.39)%	(0.98)%	1.90%
ClearBridge Small Cap Growth	7/1/1998	Absolute	6.41%	16.87%	18.86%	9.51%	10.68%
Russell 2000 Growth		Relative	(5.93)%	(3.24)%	(0.47)%	(0.34)%	3.80%
Royce Special Equity	5/1/1998	Absolute	0.40%	12.29%	13.11%	8.41%	9.43%
Russell 2000		Relative	(6.08)%	(5.52)%	(3.97)%	0.01%	1.93%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	2.23%	3.51%	5.10%	5.58%	6.37%
Barclays US Aggregate		Relative	0.37%	1.68%	1.75%	1.14%	1.12%
Western Asset Core Bond Fund	9/4/1990	Absolute	2.22%	2.95%	4.77%	4.96%	7.09%
Barclays US Aggregate		Relative	0.36%	1.13%	1.42%	0.52%	0.69%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	0.49%	2.86%	3.66%	n/a	4.89%
Barclays US Aggregate		Relative	(1.37)%	1.04%	0.31%	n/a	(0.04)%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	0.46%	1.22%	2.02%	1.94%	3.70%
Citi Treasury Gov't/Credit 1-3 YR		Relative	(0.42)%	0.30%	0.87%	(0.89)%	(0.68)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	1.61%	2.39%	3.91%	4.73%	5.96%
Barclays Intermediate Gov't/Credit		Relative	(0.07)%	0.78%	1.12%	0.71%	0.60%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	(1.86)%	(1.03)%	2.86%	3.88%	5.37%
Barclays US TIPS		Relative	(0.13)%	(0.27)%	(0.43)%	(0.26)%	(0.22)%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	10.78%	20.23%	17.30%	n/a	17.32%
BOFAML Floating Rate Home Loan Index		Relative	9.32%	13.69%	11.66%	n/a	11.28%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	1.00%	4.85%	6.66%	4.32%	6.59%
Barclays US Credit		Relative	0.06%	1.82%	1.73%	(0.81)%	0.08%
Western Asset High Yield Fund	9/28/2001	Absolute	(2.65)%	6.53%	8.08%	6.93%	7.64%
Barclays US Corp High Yield		Relative	(2.25)%	(0.28)%	(0.53)%	(0.96)%	(1.26)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	0.58%	1.73%	2.17%	1.68%	2.82%
Citi T-Bill 6-Month		Relative	0.51%	1.64%	2.06%	0.20%	(0.09)%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	3.63%	3.52%	5.34%	5.30%	7.90%
Barclays Municipal Bond		Relative	0.63%	0.42%	0.84%	0.85%	0.52%

Global Taxable
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	(5.79)%	1.93%	5.50%	n/a	5.92%
Citi World Gov't Bond		Relative	3.23%	4.38%	4.45%	n/a	2.90%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	(7.02)%	(0.03)%	3.05%	3.93%	4.51%
Citi World Gov't Bond		Relative	2.00%	2.42%	2.00%	0.86%	0.87%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	(1.77)%	1.83%	3.54%	4.48%	6.61%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	2.41%	(0.15)%	(1.19)%	(1.17)%	(0.67)%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	(5.47)%	5.40%	6.88%	5.80%	7.29%
Barclays Global High Yield		Relative	(1.59)%	(1.32)%	(1.63)%	(2.28)%	(1.94)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	(6.38)%	0.70%	4.46%	6.39%	9.64%
JPM EMBI Global		Relative	(4.81)%	(2.73)%	(2.06)%	(0.94)%	0.49%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	5.55%	5.89%	7.32%	6.72%	6.46%
UBS Australian Composite Bond Index		Relative	(0.08)%	1.07%	0.88%	0.55%	0.59%
Legg Mason Western Asset Global Core Plus Bond	12/31/2010	Absolute	3.23%	4.69%	n/a	n/a	4.91%
Barclays Global Aggregate Index		Relative	0.28%	1.42%	n/a	n/a	0.91%

Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.08%	0.10%	0.14%	1.66%	3.39%
Citi 3-Month T-Bill		Relative	0.06%	0.06%	0.08%	0.32%	0.30%

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
As of June 30, 2015, AUA was $36.6 billion. AUA was primarily comprised of approximately $17.2 billion related to QS Investors, approximately $9.8 billion related to Western Asset and approximately $7.9 billion related to ClearBridge. AUA fee rates vary with the level of non-discretionary service provided, and our average annualized fee rate related to AUA was under 10 basis points for the three months ended June 30, 2015 and was in the low single digit basis points for the three months ended June 30, 2014. The increase in the average fee rate was due to one client redeeming approximately $80 billion of very low fee AUA during the quarter ended March 31, 2015.

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

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Investment advisory fees:
Separate accounts	$208.1	$204.8	$3.3	2%
Funds	384.3	381.6	2.7	1
Performance fees	18.7	16.3	2.4	15
Distribution and service fees	96.9	89.7	7.2	8
Other	0.7	1.5	(0.8)	(53)
Total Operating Revenues	$708.7	$693.9	$14.8	2%

Total operating revenues for the three months ended June 30, 2015, were $708.7 million, an increase of 2% from $693.9 million for the three months ended June 30, 2014. This increase was primarily due to the impact of a 4% increase in average long-term AUM on the related investment advisory fee revenues. Although equity and fixed income AUM comprised a slightly higher percentage of our total AUM as of June 30, 2015, as compared to June 30, 2014, our operating revenue yield, less performance fees, was 39 basis points in each period, due to a slightly less favorable product mix, with lower yielding products comprising a higher percentage of our total average AUM for the three months ended June 30, 2015, as compared to June 30, 2014.

Investment advisory fees from separate accounts increased $3.3 million, or 2%, to $208.1 million, as compared to $204.8 million for the three months ended June 30, 2014. Of this increase, $8.9 million was due to higher average equity assets managed by ClearBridge and Brandywine, $7.6 million was due to the acquisition of Martin Currie in October 2014, $2.7 million was due to higher average assets managed by Permal and $2.5 million was the result of higher average fixed income assets managed by Brandywine. These increases were offset in part by a decrease of $11.5 million due to the sale of LMIC in November 2014 and a decrease of $7.3 million due to the reclassification of certain existing client assets from AUM to AUA in June 2014. Subsequent to June 2014, the revenues related to these client assets are included in Distribution and service fees.

Investment advisory fees from funds increased $2.7 million, or 1%, to $384.3 million, as compared to $381.6 million for the three months ended June 30, 2014. Of this increase, $16.3 million was due to higher average fixed income assets managed by Western Asset and Brandywine, $14.6 million was due to higher average equity assets managed by ClearBridge, and $7.3 million was due to the acquisition of Martin Currie in October 2014. These increases were offset in part by a decrease of $23.4 million due to lower average equity assets managed by Royce and certain smaller non-U.S. affiliates, a decrease of

$10.1 million due to lower average assets managed by Permal, and a decrease of $1.8 million due to lower average liquidity assets managed by Western Asset.

Of our total AUM as of both June 30, 2015 and 2014, approximately 6% was in accounts that were eligible to earn performance fees. Investment advisory performance fees increased $2.4 million, or 15%, to $18.7 million, as compared to $16.3 million for the three months ended June 30, 2014, primarily due to higher fees earned on assets managed by Brandywine.

Distribution and service fees increased $7.2 million, or 8%, to $96.9 million, as compared to $89.7 million for the three months ended June 30, 2014, primarily due to a $6.4 million increase in advisement fees associated with our AUA, which was driven by the impact of the reclassification of certain existing client assets from AUM to AUA in June 2014. Prior to June 2014, the revenues related to these client assets were included in Investment advisory fees from separate accounts and Investment advisory fees from mutual funds.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Compensation and benefits	$315.1	$305.5	$9.6	3%
Distribution and servicing	149.3	148.7	0.6	—
Communications and technology	48.7	41.9	6.8	16
Occupancy	26.0	27.0	(1.0)	(4)
Amortization of intangible assets	0.6	0.9	(0.3)	(33)
Other	44.4	50.3	(5.9)	(12)
Total Operating Expenses	$584.1	$574.3	$9.8	2%

Operating expenses for the three months ended June 30, 2015 and 2014, incurred at the investment management affiliate level comprised approximately 70% of total operating expenses in each period. The remaining operating expenses are comprised of corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the three months ended June 30 were as follows:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Salaries and incentives	$239.6	$223.8	$15.8	7%
Benefits and payroll taxes (including deferred compensation)	72.7	63.5	9.2	14
Transition costs and severance	1.6	13.8	(12.2)	(88)
Gains on deferred compensation and seed capital investments	1.2	4.4	(3.2)	(73)
Compensation and benefits	$315.1	$305.5	$9.6	3%

Compensation and benefits increased 3% to $315.1 million for the three months ended June 30, 2015, as compared to $305.5 million for the three months ended June 30, 2014, as a result of the following:

•
Salaries and incentives increased $15.8 million, to $239.6 million, as compared to $223.8 million for the three months ended June 30, 2014, principally due to an increase of $11.1 million in net compensation at investment affiliates and an increase of $3.9 million in sales-based incentive compensation for distribution personnel. The increase in net compensation at investment affiliates was primarily the result of the acquisition of Martin Currie in October 2014 and a reduction in operating expenses at revenue share-based affiliates, which creates an offsetting increase in compensation per the applicable revenue share agreements. These increases were offset in part by the sale of LMIC in November 2014.

•
Benefits and payroll taxes increased $9.2 million, to $72.7 million, as compared to $63.5 million for the three months ended June 30, 2014, primarily due to the acceleration of deferred compensation expense arising from awards to retirement-eligible employees and an increase in seasonal benefit costs.

•
Transition costs and severance decreased $12.2 million, to $1.6 million, as compared to $13.8 million for the three months ended June 30, 2014, primarily due to compensation costs recognized in the prior year period associated with the integration of Batterymarch Financial Management, Inc. ("Batterymarch") and Legg Mason Global Asset Allocation, LLC ("LMGAA") into QS Investors.

Compensation as a percentage of operating revenues increased to 44.5% from 44.0%, primarily due to the impact of the reduction in operating expenses at revenue share-based affiliates and the impact of an increase in salaries and incentive compensation for distribution personnel. These increases were offset in part by the impact of additional compensation costs recognized in the prior year period related to the integration of Batterymarch and LMGAA into QS Investors.

Distribution and servicing expenses remained relatively flat at $149.3 million, as compared to $148.7 million for the three months ended June 30, 2014, as the impact of adjustments related to distribution partner compensation was substantially offset by the impact of lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased 16% to $48.7 million, as compared to $41.9 million for the three months ended June 30, 2014, primarily as a result of an increase in technology consulting, data management, market data, and depreciation expenses, due in part to the addition of expenses related to Martin Currie.

Occupancy expense decreased 4% to $26.0 million, as compared to $27.0 million for the three months ended June 30, 2014, primarily as a result of the acceleration of depreciation on certain assets in the prior year period in connection with the integration of Batterymarch and LMGAA into QS Investors.

Amortization of intangible assets decreased 33% to $0.6 million, as compared to $0.9 million for the three months ended June 30, 2014, primarily due to certain management contracts becoming fully amortized in October 2014 and the sale of LMIC, offset in part by additional amortization expense related to the acquisitions of QS Investors and Martin Currie.

Other expenses decreased $5.9 million, or 12%, to $44.4 million, as compared to $50.3 million for the three months ended June 30, 2014, primarily due to an $8.0 million decrease in expense reimbursements paid to certain mutual funds, offset in part by a $1.4 million increase in expenses related to our global distribution business.

Non-Operating Income (Expense)
The components of Total Other Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Interest income	$1.3	$2.5	$(1.2)	(48)%
Interest expense	(11.9)	(17.0)	5.1	(30)
Other income, net	5.7	6.2	(0.5)	(8)
Other non-operating income of consolidated investment vehicles, net	0.4	3.0	(2.6)	(87)
Total Other Non-Operating Income (Expense)	$(4.5)	$(5.3)	$0.8	(15)%

Interest income decreased 48% to $1.3 million, as compared to $2.5 million for the three months ended June 30, 2014, primarily due to the impact of $0.7 million of interest income received in the prior year period associated with a tax refund and lower average interest-bearing investment balances in the current year period.

Interest expense decreased 30% to $11.9 million, as compared to $17.0 million for the three months ended June 30, 2014, primarily due to the impact of refinancing our 5.5% Senior Notes, which was finalized in July 2014.

Other income, net, decreased $0.5 million, to $5.7 million, as compared to $6.2 million for the three months ended June 30, 2014. This decrease was primarily the result of a $3.2 million reduction in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding decreases in compensation, offset in part by a $2.7 million increase in net market gains on corporate investments.

Other non-operating income of consolidated investment vehicles ("CIVs"), net, decreased $2.6 million, to $0.4 million primarily due to the deconsolidation of a CIV during the quarter ended March 31, 2015.

Income Tax Provision
The provision for income taxes was $25.1 million for the three months ended June 30, 2015, as compared to $40.7 million for the three months ended June 30, 2014. The effective tax rate was 20.9% for the three months ended June 30, 2015, as compared to 35.6% for the three months ended June 30, 2014. The decrease in the effective tax rate for the three months ended June 30, 2015, was primarily attributable to $18.0 million of income tax benefits, resulting from an increase in the value of deferred tax assets, primarily due to changes in the New York City tax code, and impacted the effective tax rate by 15.0 percentage points. CIVs did not impact the effective tax rate for the three months ended June 30, 2015, and decreased the effective tax rate by 0.4 percentage points for the three months ended June 30, 2014.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2015, totaled $94.5 million, or $0.84 per diluted share, as compared to $72.2 million, or $0.61 per diluted share, in the three months ended June 30, 2014. The increase in Net Income Attributable to Legg Mason, Inc. was primarily due to the $18.0 million, or $0.16 per diluted share, non-cash income tax benefits recognized in the three months ended June 30, 2015, primarily due to changes in the New York City tax code.  In addition, Net Income Attributable to Legg Mason, Inc. per diluted share for the three months ended June 30, 2015, benefited from a reduction in weighted-average shares outstanding as a result of share repurchases.  Operating margin was 17.6% for the three months ended June 30, 2015, as compared to 17.2% for the three months ended June 30, 2014.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information below) increased to $129.3 million, or $1.14 per diluted share, for the three months ended June 30, 2015, from $107.2 million, or $0.91 per diluted share, for the three months ended June 30, 2014. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended June 30, 2015 and 2014, was 22.6% and 22.9%, respectively. Operating Margin, as Adjusted, for the three months ended June 30, 2014, was reduced by 2.5 percentage points due to costs associated with the integration of Batterymarch and LMGAA into QS Investors and various other corporate initiatives.

Quarter Ended June 30, 2015, Compared to Quarter Ended March 31, 2015

Results of Operations
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2015, was $94.5 million, or $0.84 per diluted share, as compared to $83.0 million, or $0.73 per diluted share, in the three months ended March 31, 2015. As previously discussed, Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2015, included a non-cash income tax benefit of $18.0 million, or $0.16 per diluted share, resulting from an increase in the value of our deferred tax assets, primarily due to changes in the New York City tax code. Operating revenues increased to $708.7 million in the three months ended June 30, 2015, as compared to $702.3 million in the three months ended March 31, 2015. The increase in operating revenues was primarily due to one additional day in the quarter ended June 30, 2015 and a 1% increase in average long-term AUM.

Operating expenses increased $10.7 million, to $584.1 million for the three months ended June 30, 2015, as compared to $573.4 million for the three months ended March 31, 2015, primarily due to the acceleration of deferred compensation for retirement-eligible employees and an increase in seasonal benefit costs. These increases were offset in part by a reduction in net compensation expense at investment affiliates.

Other non-operating expense, net, increased $2.4 million, to $4.5 million for the three months ended June 30, 2015, as compared to $2.1 million for the three months ended March 31, 2015. The increase was primarily attributable to a reduction in net market gains on assets invested for deferred compensation plans and seed capital investments, which are offset by corresponding decreases in compensation expense, and a reduction in net market gains on corporate investments. These increases were offset in part by a $2.1 million decrease in interest expense, primarily due to a reduction in interest accruals for uncertain tax positions and interest accretion on contingent consideration liabilities related to the acquisitions of Martin Currie and Fauchier Partners Management Limited ("Fauchier"). Operating margin was 17.6% for the three months ended June 30, 2015, as compared to 18.4% for the three months ended March 31, 2015.

Adjusted Income (see Supplemental Non-GAAP Financial Information below) was $129.3 million, or $1.14 per diluted share, for the three months ended June 30, 2015, as compared to $117.9 million, or $1.03 per diluted share, for the three months ended March 31, 2015. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended June 30, 2015, and March 31, 2015, was 22.6% and 23.8%, respectively.

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

In calculating Adjusted Income, we adjust for the impact of the amortization of management contract assets and impairment of indefinite-life intangible assets, and add (subtract) the impact of fair value adjustments on contingent consideration liabilities, if any, all of which arise from acquisitions, to Net Income Attributable to Legg Mason, Inc. to reflect the fact that these items distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income Attributable to Legg Mason, Inc. in the calculation of Adjusted Income. However, because of our net operating loss carry-forward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and U.K. tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets, if applicable, that have been recognized under GAAP. We also add back, if applicable, non-cash imputed interest and the extinguishment loss on contingent convertible debt adjusted for amounts allocated to the conversion feature, as well as adding the actual tax benefits on the imputed interest that are not realized under GAAP. We do not adjust for debt extinguishment losses resulting from prepayment fees, if any. These adjustments reflect that these items distort comparisons of our operating results to other periods and the results of other asset management firms that have not engaged in significant acquisitions, including any related impairments, or issued/extinguished contingent convertible debt.

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

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014
Net Income Attributable to Legg Mason, Inc.	$94,548	$82,959	$72,188
Plus:(1)
Amortization of intangible assets	657	597	895
Deferred tax amortization benefit on intangible assets	34,121	34,315	34,144
Adjusted Income	$129,326	$117,871	$107,227
Net Income per diluted share Attributable to Legg Mason, Inc. common shareholders	$0.84	$0.73	$0.61
Plus:
Amortization of intangible assets	—	—	—
Deferred tax amortization benefit on intangible assets	0.30	0.30	0.30
Adjusted Income per diluted share	$1.14	$1.03	$0.91
(1) In calculating Adjusted Income per diluted share, we include the weighted-average of unvested restricted shares deemed to be participating securities and the earnings allocated to these participating securities. For purposes of this non-GAAP performance measure, earnings are allocated in the same ratio to participating securities and common shares. As a result, the inclusion of these participating securities and the earnings allocated thereto do not impact the per share amounts of the adjustments made to Net Income per diluted share Attributable to Legg Mason, Inc.

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

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014
Operating Revenues, GAAP basis	$708,650	$702,346	$693,881
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	85	172	183
Distribution and servicing expense excluding consolidated investment vehicles	(149,280)	(143,474)	(148,701)
Operating Revenues, as Adjusted	$559,455	$559,044	$545,363

Operating Income, GAAP basis	$124,543	$128,950	$119,546
Plus (less):
Gains (losses) on deferred compensation and seed investments	1,210	3,117	4,449
Amortization of intangible assets	657	597	895
Operating income of consolidated investment vehicles, net	105	234	203
Operating Income, as Adjusted	$126,515	$132,898	$125,093

Operating Margin, GAAP basis	17.6%	18.4%	17.2%
Operating Margin, as Adjusted	22.6	23.8	22.9

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At June 30, 2015, cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.5 billion, $6.8 billion, $1.1 billion and $4.5 billion, respectively. Total assets include amounts related to CIVs of $0.1 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended June 30 (in millions):

	2015	2014
Cash flows provided by (used in) operating activities	$2.7	$(7.8)
Cash flows provided by (used in) investing activities	6.8	(28.1)
Cash flows provided by (used in) financing activities	(115.6)	457.6
Effect of exchange rate changes	(33.3)	3.7
Net change in cash and cash equivalents	(139.4)	425.4
Cash and cash equivalents, beginning of period	669.6	858.0
Cash and cash equivalents, end of period	$530.2	$1,283.4

Cash inflows provided by operating activities during the three months ended June 30, 2015, were $2.7 million, primarily related to Net Income, adjusted for non-cash items, and net sales of trading and other investments, substantially offset by annual payments for accrued and deferred compensation. Cash outflows used in operating activities during the three months ended June 30, 2014, were $7.8 million, primarily related to annual payments for accrued and deferred compensation substantially offset by Net Income, adjusted for non-cash items.

Cash inflows provided by investing activities during the three months ended June 30, 2015, were $6.8 million, related to the change in restricted cash and the proceeds from the sale and maturities of investments, substantially offset by payments made for fixed assets of $9.5 million. Cash outflows used in investing activities during the three months ended June 30, 2014, were $28.1 million, primarily related to payments for fixed assets and the acquisition of QS Investors.

Cash outflows used in financing activities during the three months ended June 30, 2015, were $115.6 million, primarily related to the repurchase of 1.3 million shares of our common stock for $68.0 million, the payment of $22.8 million of contingent consideration related to the Fauchier acquisition, employee tax withholdings by settlement of net share transactions of $21.0 million, and dividends paid of $18.0 million. Cash inflows provided by financing activities during the three months ended June 30, 2014, were $457.6 million, primarily related to the proceeds from the issuance of $659 million of long-term debt, offset in part by the repurchase of 1.9 million shares of our common stock for $90.0 million, the repayment of long-term debt of CIVs of $79.2 million, employee tax withholdings by settlement of net share transactions of $20.9 million, and dividends paid of $15.5 million.

In June 2014, we issued $250 million of 2.7% Senior Notes due 2019 at a discount of $0.6 million, $250 million of 3.95% Senior Notes due 2024 at a discount of $0.5 million, and an additional $150 million of 5.625% Senior Notes due 2044 at a premium of $9.8 million. In July 2014, these proceeds of $659 million, net of related fees, together with cash on hand, were used to redeem the outstanding $650 million of 5.5% Senior Notes due 2019.

We expect that over the next 12 months cash generated from our operating activities and available cash on hand will be adequate to support our operating and investing cash needs, and planned share repurchases, however we would likely need to raise financing, potentially by utilizing borrowing capacity under our revolving credit facility, to complete any acquisitions. We currently intend to utilize our other available resources for any number of potential activities, including, but not limited to, acquisitions, seed capital investments in new products, repurchase of shares of our common stock, repayment of outstanding debt, or payment of increased dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. Contingent consideration payments may be due on the March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $511 million (using the foreign exchange rate as of June 30, 2015 for the maximum £325 million contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2016, 2017, and 2018. The Contingent consideration liability established at closing had an acquisition date fair value of $75.2 million (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of June 30, 2015, the fair value of the Contingent consideration liability was $73.9 million, an increase of $3.8 million from March 31, 2015, all of which was attributable to changes in the exchange rate, net of accretion, Of the $73.9 million Contingent consideration liability, $11.1 million relates to the first anniversary payment due on March 31, 2016. In addition, Martin Currie and the trustees of the pension plan referenced above have recently received a notice that the Pensions Regulator in the U.K. is reviewing the plan’s current structure and funding status. While the review is just commencing, there can be no assurance that the review will not result in accelerated funding.

Effective May 31, 2014, we completed the acquisition of QS Investors. The transaction included an initial cash payment of $11 million, which was funded from existing cash resources. In addition, contingent consideration of up to $10 million and $20 million for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The Contingent consideration liability established at closing had an acquisition date fair value of $13.4 million, and has accreted to $13.6 million as of both June 30, 2015 and March 31, 2015.

In March 2013, we completed the acquisition of all of the outstanding share capital of Fauchier. In May 2015, we paid $22.8 million for the second anniversary contingent consideration, which was funded from existing cash resources. Additional contingent consideration of up to approximately $31 million (using the exchange rate as of June 30, 2015, for the £20 million maximum contractual amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs. As of June 30, 2015, the fair value of the Contingent consideration liability was $5.2 million, a decrease of $21.9 million from March 31, 2015, which reflects the payment discussed above, offset in part by changes in the exchange rate, net of accretion. We have executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated.

See Note 3 of Notes to Consolidated Financial Statements for additional information regarding the acquisition of Martin Currie, QS Investors and Fauchier.

In June 2013 and March 2014, we implemented affiliate management equity plans that will entitle certain key employees of Permal and ClearBridge, respectively, to participate in 15% of the future growth of the respective enterprise value (subject to appropriate discounts), if any. Repurchases of units granted under the plans may impact future liquidity requirements. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

As described above, we currently project that our cash flows from operating activities will be sufficient to fund our present and foreseeable, near-term liquidity needs, other than for acquisitions. As of June 30, 2015, we had approximately $250 million in cash and cash equivalents in excess of our working capital requirements. As previously discussed, we intend to utilize up to $90 million of cash generated from future operations to purchase shares of our common stock during each quarter of the year ending March 31, 2016, subject to market conditions and other cash needs. As of June 30, 2015, we also had undrawn revolving credit facilities totaling $750 million, expiring June 2017. We do not currently expect to raise incremental debt or equity financing over the next 12 months beyond our current levels, other than to fund one or more acquisitions. However, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts under our revolving credit facility, such as an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing future share repurchases, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

Our liquid assets include cash, cash equivalents, and certain current investment securities. At June 30, 2015, our total liquid assets of approximately $0.8 billion included $322 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries are not significant. In order to increase our cash available in the U.S. for general corporate purposes, we plan to utilize up to $257 million of foreign cash over the next several years, of which only $16 million is accumulated foreign earnings. Due to certain tax planning strategies, we anticipate that we will generate a tax benefit of approximately $12 million with respect to this repatriation and adjusted the tax reserve accordingly in fiscal 2014. No further repatriation of accumulated prior period foreign earnings is currently planned. However, if circumstances change, we will provide for and pay any applicable U.S. taxes in connection with any further repatriation of offshore funds. It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

As of June 30, 2015, approximately 1% of total assets (8% of financial assets at fair value) and approximately 4% of total liabilities (27% of financial liabilities measured at fair value) meet the definition of Level 3. Excluding the assets and liabilities of CIVs, approximately 1% of total assets (7% of financial assets measured at fair value) and 4% of total liabilities (27% of financial liabilities measured at fair value) meet the definition of Level 3.

On July 28, 2015, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.20 per share, payable on October 26, 2015.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$—	$—	$—	$—	$250.0	$800.0	$1,050.0
Interest on long-term borrowings and credit facility commitment fees	48.7	49.1	48.0	47.6	44.2	786.9	1,024.5
Minimum rental and service commitments	103.7	118.2	102.8	84.1	77.3	291.3	777.4
Total Contractual Obligations	152.4	167.3	150.8	131.7	371.5	1,878.2	2,851.9
Contingent Obligations
Payments related to business acquisitions(1)
Martin Currie	511.4	—	—	—	—	—	511.4
Other	—	41.0	—	20.0	—	—	61.0
Total payments related to business acquisitions	511.4	41.0	—	20.0	—	—	572.4
Total Obligations(2)(3)(4)(5)	$663.8	$208.3	$150.8	$151.7	$371.5	$1,878.2	$3,424.3

(1)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of June 30, 2015, for amounts denominated in other than the U.S. dollar. The related contingent consideration liabilities had a fair value of $92.7 million as of June 30, 2015, net of certain potential pension and other obligations related to Martin Currie. See Notes 3 and 9 of Notes to Consolidated Financial Statements.

(2)
The table above does not include approximately $30.0 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2021.

(3)
The table above does not include amounts for uncertain tax positions of $63.2 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(4)	The table above does not include redeemable noncontrolling interests, primarily related to CIVs, of $55.5 million, because the timing of any related cash outflows cannot be reliably estimated.

(5)
The table above excludes potential obligations arising from the ultimate settlement of awards under the affiliate management equity plans with key employees of Permal and ClearBridge due to the uncertainty of the timing and amounts ultimately payable. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2015, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Item 4.        Controls and Procedures

As of June 30, 2015, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
During the three months ended June 30, 2015, there were no material changes to the information contained in Part I, Item 1A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended June 30, 2015:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
April 1, 2015 through April 30, 2015	781,479	$53.78	386,900	$992,455
May 1, 2015 through May 31, 2015	526,401	54.12	525,811	963,965
June 1, 2015 through June 30, 2015	343,513	53.74	343,449	945,540
Total	1,651,393	$53.88	1,256,160	$945,540

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.

(3)
In connection with a capital plan announced on May 16, 2012, our Board of Directors approved a share repurchase authorization for up to $1 billion for purchases of common stock. The remaining $14 million of the share repurchases under this authorization were completed in April 2015. On January 27, 2015, our Board of Directors approved a new share repurchase authorization for up to $1 billion for additional repurchases of common stock. There is no expiration attached to this share repurchase authorization.

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2015, filed on August 5, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE: August 5, 2015                      /s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE: August 5, 2015                      /s/ Peter H. Nachtwey
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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2015, filed on August 5, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail