Form 10-Q
period 2015-09-30
LEGG MASON, INC.
filed 2015-11-05
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
107,728,670 shares of common stock as of the close of business on October 30, 2015.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$618,935	$669,552
Cash and cash equivalents of consolidated investment vehicles	25	2,808
Restricted cash	11,939	32,114
Receivables:
Investment advisory and related fees	331,602	368,399
Other	87,590	118,850
Investment securities	440,826	454,735
Investment securities of consolidated investment vehicles	53,521	48,000
Deferred income taxes	165,211	169,706
Other	49,479	51,750
Other assets of consolidated investment vehicles	6,412	6,121
Total Current Assets	1,765,540	1,922,035
Fixed assets, net	172,822	179,606
Intangible assets, net	3,314,741	3,313,334
Goodwill	1,319,522	1,339,510
Deferred income taxes	164,221	161,978
Other	141,108	157,514
TOTAL ASSETS	$6,877,954	$7,073,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$266,795	$400,245
Accounts payable and accrued expenses	189,833	208,210
Contingent consideration	13,332	22,276
Other	120,204	177,879
Other current liabilities of consolidated investment vehicles	6,295	6,436
Total Current Liabilities	596,459	815,046
Deferred compensation	63,829	51,706
Deferred income taxes	387,136	362,209
Contingent consideration	76,887	88,508
Other	157,750	167,998
Long-term debt	1,059,902	1,058,089
TOTAL LIABILITIES	2,341,963	2,543,556

Commitments and Contingencies (Note 9)

REDEEMABLE NONCONTROLLING INTERESTS	78,478	45,520

STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 108,211,334 shares in September 2015 and 111,469,142 shares in March 2015	10,821	11,147
Additional paid-in capital	2,717,022	2,844,441
Employee stock trust	(27,678)	(29,570)
Deferred compensation employee stock trust	27,678	29,570
Retained earnings	1,803,934	1,690,055
Accumulated other comprehensive loss, net	(74,264)	(60,742)
TOTAL STOCKHOLDERS' EQUITY	4,457,513	4,484,901
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,877,954	$7,073,977
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$205,155	$204,739	$413,259	$409,509
Funds	359,871	389,238	744,216	770,865
Performance fees	7,902	13,993	26,555	30,296
Distribution and service fees	99,602	94,481	196,462	184,197
Other	556	1,444	1,244	2,909
Total Operating Revenues	673,086	703,895	1,381,736	1,397,776
OPERATING EXPENSES
Compensation and benefits	282,433	303,878	597,485	609,384
Distribution and servicing	138,930	155,100	288,218	303,808
Communications and technology	49,845	44,624	98,522	86,574
Occupancy	25,716	22,710	51,703	49,667
Amortization of intangible assets	670	464	1,327	1,359
Other	42,462	46,764	86,908	97,083
Total Operating Expenses	540,056	573,540	1,124,163	1,147,875
OPERATING INCOME	133,030	130,355	257,573	249,901
OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	1,229	1,680	2,546	4,205
Interest expense	(13,280)	(14,975)	(25,229)	(32,033)
Other expense, net, including $107,074 debt extinguishment loss in July 2014	(28,110)	(108,156)	(22,399)	(101,908)
Other non-operating income (loss) of consolidated investment vehicles, net	(2,303)	(79)	(1,896)	2,928
Total Other Non-Operating Income (Expense)	(42,464)	(121,530)	(46,978)	(126,808)
INCOME BEFORE INCOME TAX PROVISION	90,566	8,825	210,595	123,093
Income tax provision	27,647	3,804	52,737	44,460
NET INCOME	62,919	5,021	157,858	78,633
Less: Net income (loss) attributable to noncontrolling interests	(1,400)	124	(1,009)	1,548
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$64,319	$4,897	$158,867	$77,085

NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$0.58	$0.04	$1.43	$0.66
Diluted	$0.58	$0.04	$1.42	$0.66

DIVIDENDS DECLARED PER SHARE	$0.20	$0.16	$0.40	$0.32

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
NET INCOME	$62,919	$5,021	$157,858	$78,633
Other comprehensive loss:
Foreign currency translation adjustment	(37,176)	(32,240)	(16,512)	(21,524)
Unrealized losses on investment securities:
Unrealized holding losses, net of tax benefit of $(3)	—	—	—	(5)
Reclassification adjustment for losses included in net income	—	—	—	5
Net unrealized losses on investment securities	—	—	—	—
Net actuarial gains on defined benefit pension plan	1,922	—	2,990	—
Unrealized gains (losses) on reverse treasury rate lock, net of tax provision (benefit) of $(262) and $233, respectively	—	(368)	—	405
Reclassification for realized gain on termination of reverse treasury rate lock, net of tax provision $(233)	—	(405)	—	(405)
Reclassification to assets held for sale	—	—	—	(114)
Total other comprehensive loss	(35,254)	(33,013)	(13,522)	(21,638)
COMPREHENSIVE INCOME (LOSS)	27,665	(27,992)	144,336	56,995
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,400)	124	(1,009)	1,548
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$29,065	$(28,116)	$145,345	$55,447
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2015	2014
COMMON STOCK
Beginning balance	$11,147	$11,717
Stock options exercised	22	50
Deferred compensation employee stock trust	1	3
Stock-based compensation	11	98
Employee tax withholdings by settlement of net share transactions	(40)	(46)
Shares repurchased and retired	(320)	(371)
Ending balance	10,821	11,451
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,844,441	3,148,396
Stock options exercised	6,073	14,123
Deferred compensation employee stock trust	250	1,707
Stock-based compensation	35,881	26,854
Additional tax benefit on Equity Unit exchange in fiscal 2010	9,173	—
Employee tax withholdings by settlement of net share transactions	(21,138)	(21,386)
Shares repurchased and retired	(157,658)	(179,650)
Ending balance	2,717,022	2,990,044
EMPLOYEE STOCK TRUST
Beginning balance	(29,570)	(29,922)
Shares issued to plans	(251)	(1,710)
Distributions and forfeitures	2,143	518
Ending balance	(27,678)	(31,114)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	29,570	29,922
Shares issued to plans	251	1,710
Distributions and forfeitures	(2,143)	(518)
Ending balance	27,678	31,114
RETAINED EARNINGS
Beginning balance	1,690,055	1,526,662
Net Income Attributable to Legg Mason, Inc.	158,867	77,085
Dividends declared	(44,162)	(37,764)
Reclassification for increase in estimated redemption value of affiliate management equity plans	(826)	—
Ending balance	1,803,934	1,565,983
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(60,742)	37,949
Net actuarial gains on defined benefit pension plan	2,990	—
Reclassification to assets held for sale	—	(114)
Foreign currency translation adjustment	(16,512)	(21,524)
Ending balance	(74,264)	16,311
TOTAL STOCKHOLDERS’ EQUITY	$4,457,513	$4,583,789

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$157,858	$78,633
5.5% Senior Notes Due 2019:
Loss on extinguishments	—	107,074
Allocation of redemption payments	—	(98,418)
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	27,534	27,985
Accretion and amortization of securities discounts and premiums, net	424	545
Stock-based compensation	37,041	34,699
Net losses (gains) on investments	16,688	(2,149)
Net losses (gains) of consolidated investment vehicles	1,011	(2,124)
Deferred income taxes	46,749	4,639
Other	701	(1,251)
Decrease (increase) in assets:
Investment advisory and related fees receivable	37,970	1,997
Net sales (purchases) of trading and other investments	(12,373)	71,301
Other receivables	(10,884)	(5,720)
Other assets	16,892	14,524
Other assets of consolidated investment vehicles	(4,040)	87,989
Increase (decrease) in liabilities:
Accrued compensation	(134,114)	(157,657)
Deferred compensation	12,123	2,172
Accounts payable and accrued expenses	(18,376)	(5,797)
Other liabilities	(23,355)	(19,489)
Other liabilities of consolidated investment vehicles	(141)	(7,332)
CASH PROVIDED BY OPERATING ACTIVITIES	$151,708	$131,621

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(19,858)	$(20,604)
Business acquisition, net of cash acquired	—	(10,558)
Change in restricted cash	18,438	2,988
Purchases of investment securities	—	(2,641)
Proceeds from sales and maturities of investments	9,465	2,688
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,045	(28,127)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	(645,561)
Payment of contingent consideration	(22,765)	—
Repayment of long-term debt of consolidated investment vehicles	—	(79,179)
Proceeds from issuance of long-term debt	—	658,769
Debt issuance costs	—	(4,529)
Issuances of common stock for stock-based compensation	6,346	15,883
Employee tax withholdings by settlement of net share transactions	(21,178)	(21,432)
Repurchases of common stock	(157,978)	(180,021)
Dividends paid	(40,383)	(34,759)
Net subscriptions received and other noncontrolling interests	33,141	757
CASH USED IN FINANCING ACTIVITIES	(202,817)	(290,072)
EFFECT OF EXCHANGE RATES ON CASH	(7,553)	(12,470)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(50,617)	(199,048)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	669,552	858,022
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$618,935	$658,974

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
September 30, 2015
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

2. Significant Accounting Policies

Consolidation
In the normal course of its business, Legg Mason sponsors and manages various types of investment vehicles. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make, and any earned but uncollected management fees. Legg Mason did not sell or transfer assets to any of these investment vehicles. In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment vehicles, some of which are designated as consolidated investment vehicles (“CIVs”). The consolidation of investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results. The change in the value of all consolidated investment vehicles, which is recorded in Other Non-Operating Income (Expense), is reflected in Net Income, net of amounts allocated to noncontrolling interests.

Certain investment vehicles Legg Mason sponsors and is the manager of are considered to be variable interest entities ("VIEs") (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). Legg Mason may also fund the initial cash investment in certain VRE investment vehicles to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. Legg Mason held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV prior to the quarter ended March 31, 2015. Prior to March 31, 2015, Legg Mason redeemed a significant portion of its investment in this fund and as a result no longer had a controlling financial interest in the fund; therefore, the fund was not included as a CIV as of or subsequent to March 31, 2015.

A VIE is an entity which does not have adequate equity to finance its activities without additional subordinated financial support; or the equity investors, as a group, do not have the normal characteristics of equity for a potential controlling financial interest.

Investment Company VIEs
For most sponsored investment fund VIEs deemed to be investment companies, including money market funds, Legg Mason determines it is the primary beneficiary of the VIE if it absorbs a majority of the VIE's expected losses, or receives a majority of the VIE's expected residual returns, if any. Legg Mason's determination of expected residual returns excludes gross fees paid to a decision maker if certain criteria relating to the fees are met. In determining whether it is the primary beneficiary of an investment company VIE, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders; economic participation of all parties, including how fees are earned and paid to Legg Mason; related party (including employees) ownership; guarantees and implied relationships.

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated as a CIV) as of September 30, 2015, March 31, 2015, and September 30, 2014, despite significant third-party investments in this product. As of September 30, 2015, March 31, 2015, and September 30, 2014, Legg Mason also concluded it was the primary beneficiary of 14, 17, and 16 employee-owned funds it sponsors, respectively, which were consolidated and reported as CIVs.

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

As of September 30, 2015, Legg Mason had a variable interest in three collateralized loan obligations ("CLOs"). Legg Mason concluded it was not the primary beneficiary of these CLOs, which were not consolidated, as it holds no equity interest in these investment vehicles and the level of fees they are expected to pay to Legg Mason is insignificant.

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

See Notes 4 and 13 for additional information regarding VIEs and VREs.

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

Noncontrolling Interests
For CIVs with third-party investors, the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. Also included in redeemable noncontrolling interests are vested affiliate management equity plan interests, including accretion of related estimated redemption values. There were no nonredeemable noncontrolling interests as of September 30, 2015 or June 30, 2015. See Note 11 for additional information regarding noncontrolling interests.

Accumulated Other Comprehensive Income (Loss), Net
There were no significant amounts reclassified from Accumulated other comprehensive income (loss), net, to the Consolidated Statements of Income for the six months ended September 30, 2015 or 2014, except for $638 realized on the termination of a reverse treasury rate lock contract in July 2014, as further described in Note 7.

Income Tax Provision
During the three months ended September 30, 2015, Legg Mason recognized income tax benefits of $7,026 as a result of reserve adjustments related to the conclusion of certain tax examinations, and during the three months ended June 30, 2015, Legg Mason recognized an income tax benefit of $17,527 as a result of an increase in the value of deferred tax assets due to changes in the New York City tax code. These tax benefits reduced the effective income tax rate by 7.8 percentage points and 11.7 percentage points for the three and six months ended September 30, 2015, respectively.

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

3. Acquisitions

Martin Currie (Holdings) Limited
On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited ("Martin Currie"), an international equity specialist based in the United Kingdom. The acquisition required an initial payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125,000 contract amount), which was funded from existing cash. In addition, contingent consideration payments may be due March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $491,406 (using the foreign exchange rate as of September 30, 2015 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics at March 31, 2016, 2017, and 2018, as specified in the share purchase agreement. The Contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of September 30, 2015, the fair value of the Contingent consideration liability was $71,499, an increase of $1,385 from March 31, 2015, all of which is attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, net of accretion. Of the $71,499, $10,648 relates to the first anniversary payment and is included in current Contingent consideration in the Consolidated Balance Sheet, with the remainder included in non-current Contingent consideration in the Consolidated Balance Sheet at September 30, 2015. The Contingent consideration liability is recorded at an entity with a British pound functional currency, such that related changes in the exchange rate do not impact net income.

A summary of the acquisition-date fair values of the assets acquired and liabilities assumed, after certain measurement period adjustments, are as follows:

Purchase price
Cash	$202,577
Estimated contingent consideration	75,211
Total Consideration	277,788
Identifiable assets and liabilities
Cash	29,389
Indefinite-life intangible fund management contracts	135,321
Amortizable intangible asset management contracts	15,234
Indefinite-life trade name	7,130
Fixed assets	784
Liabilities, net	(4,388)
Pension liability	(32,433)
Deferred tax liabilities	(31,537)
Total identifiable assets and liabilities	119,500
Goodwill	$158,288

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

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different. The financial results of Martin Currie included in Legg Mason's consolidated financial results for the three and six months ended September 30, 2015, include revenues of $13,904 and $27,841, respectively, and did not have a material impact on Net Income Attributable to Legg Mason, Inc.

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan with assets held in a separate trustee-administered fund. Plan assets are measured at fair value and comprised of 58% equities (Level 1) and 42% bonds (Level 2) as of both September 30, 2015 and March 31, 2015. Assumptions used to determine the expected return on plan assets targets a 55% / 45% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high quality bond in the local U.K. market and currency. As of September 30, 2015, there were no significant concentrations of risk in plan assets. The most recent actuarial valuation was performed as of May 31, 2013, which was updated through the acquisition and balance sheet dates. Accrual of service credit under the plan ceased on October 3, 2014.

The resulting net benefit obligation, comprised as follows, is included in the September 30, 2015 and March 31, 2015 Consolidated Balance Sheets as Other non-current liabilities:

	September 30, 2015	March 31, 2015
Fair value of plan assets (at 5.2 % and 6.3%, respectively, expected weighted-average long-term return)	$56,866	$59,404
Benefit obligation (at 3.8% and 3.3%, respectively, discount rate)	(90,712)	(98,110)
Unfunded status (excess of benefit obligation over plan assets)	$(33,846)	$(38,706)

For the three and six months ended September 30, 2015, a net periodic benefit cost of $21 and $47, respectively, was included in Compensation and benefits expense in the Consolidated Statements of Income, and Net actuarial losses of $6,605 and $9,595, respectively, were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheet at September 30, 2015 and March 31, 2015, respectively.

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

QS Investors Holdings, LLC
Effective May 31, 2014, Legg Mason acquired all of the outstanding equity interests of QS Investors Holdings, LLC ("QS Investors"), a customized solutions and global quantitative equities provider. The initial purchase price was a cash payment of $11,000, funded from existing cash. In addition, contingent consideration of up to $10,000 and $20,000 for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The Contingent consideration liability established at closing had an acquisition date fair value of $13,370. The fair value of the Contingent consideration liability has accreted to $13,645 as of September 30, 2015, from $13,553 as of March 31, 2015. Of the $13,645, $2,684 relates to the second anniversary payment and is included in current Contingent consideration in the Consolidated Balance Sheet, with the remainder included in non-current Contingent consideration in the Consolidated Balance Sheet as of September 30, 2015.

A summary of the acquisition-date fair values of the assets acquired and liabilities assumed are as follows:

Purchase price
Cash	$11,000
Estimated contingent consideration	13,370
Total Consideration	24,370
Identifiable assets and liabilities
Cash	441
Investments	3,281
Receivables	2,699
Amortizable intangible asset management contracts	7,060
Fixed assets	599
Liabilities, net	(6,620)
Total identifiable assets and liabilities	7,460
Goodwill	$16,910

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

	Projected Cash Flow Attrition, Net	Discount Rate
Amortizable intangible asset management contracts	(10.0)%	15.0%

	Projected Revenue Growth Rates	Discount Rates
Contingent consideration	0% to 10% (weighted-average - 6%)	1.2% / 2.1%

Goodwill is principally attributable to synergies expected to arise with QS Investors.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different. The financial results of QS Investors included in Legg Mason's consolidated financial results for the three and six months ended September 30, 2014, were not significant.

Fauchier Partners Management, Limited
On March 13, 2013, The Permal Group Ltd. ("Permal"), a wholly-owned subsidiary of Legg Mason, acquired all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a European based manager of funds-of-hedge funds. The initial purchase price was a cash payment of $63,433, which was funded from existing cash resources. In May 2015, Legg Mason paid contingent consideration of $22,765 (using the exchange rate as of May 5, 2015 for the maximum £15,000 payment amount) for the second anniversary payment. Additional contingent consideration of up to approximately $30,000 (using the exchange rate as of September 30, 2015 for the £20,000 maximum contract amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs. As of September 30, 2015, the fair value of the related Contingent consideration liability was $5,075, which is included in non-current Contingent consideration in the Consolidated Balance Sheet. The decrease of $22,042 from March 31, 2015, reflects the payment discussed above, offset in part by changes in the exchange rate, net of accretion. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 12 for additional information regarding derivatives and hedging.

A summary of the acquisition-date fair values of the assets acquired and liabilities assumed are as follows:

Purchase price
Cash	$63,433
Estimated contingent consideration	21,566
Total Consideration	84,999
Identifiable assets and liabilities
Cash	8,156
Receivables	12,174
Amortizable intangible asset management contracts	2,865
Indefinite-life intangible fund management contracts	65,126
Other current liabilities, net	(16,667)
Deferred tax liability	(15,638)
Total identifiable assets and liabilities	56,016
Goodwill	$28,983

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

4. Investments and Fair Value of Assets and Liabilities

The disclosures below include details of Legg Mason's financial assets and financial liabilities that are measured at fair value, excluding the financial assets and financial liabilities of CIVs. See Note 13 Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of September 30, 2015
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$347,545	$—	$—	$347,545
Time deposits and other	—	36,584	—	36,584
Total cash equivalents	347,545	36,584	—	384,129
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	103,418	655	—	104,073
Trading investments of proprietary fund products and other trading investments(3)	218,146	103,541	164	321,851
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	2,047	12,855	—	14,902
Total current investments	323,611	117,051	164	440,826
Investments in partnerships, LLCs and other(6)	—	—	11,290	11,290
Equity method investments in partnerships and LLCs(4)(6)	—	—	39,619	39,619
Derivative assets(7)	2,732	7,259	—	9,991
Other investments(6)	—	—	77	77
Total	$673,888	$160,894	$51,150	$885,932
Liabilities:
Long-term debt(8)	$—	$(257,259)	$—	$(257,259)
Contingent consideration liabilities(9)	—	—	(90,219)	(90,219)
Derivative liabilities(7)	(14,562)	—	—	(14,562)
Total	$(14,562)	$(257,259)	$(90,219)	$(362,040)

	As of March 31, 2015
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$353,265	$—	$—	$353,265
Time deposits and other	—	47,035	—	47,035
Total cash equivalents	353,265	47,035	—	400,300
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	80,529	—	—	80,529
Trading investments of proprietary fund products and other trading investments(3)	269,647	88,201	186	358,034
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	2,148	14,024	—	16,172
Total current investments	352,324	102,225	186	454,735
Investments in partnerships, LLCs and other(6)	—	—	14,511	14,511
Equity method investments in partnerships and LLCs(4)(6)	—	—	48,344	48,344
Derivative assets(7)	580	5,462	—	6,042
Other investments(6)	—	—	77	77
Total	$706,169	$154,722	$63,118	$924,009
Liabilities:
Long-term debt(8)	$—	$(255,462)	$—	$(255,462)
Contingent consideration liability(9)	—	—	(110,784)	(110,784)
Derivative liabilities(7)	(8,665)	—	—	(8,665)
Total	$(8,665)	$(255,462)	$(110,784)	$(374,911)

(1)
Cash equivalents include highly liquid investments with original maturities of 90 days or less. Cash investments in actively traded money market funds are measured at NAV and are classified as Level 1.  Cash investments in time deposits and other are measured at amortized cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization, and are classified as Level 2.

(2)
Primarily mutual funds where there is minimal market risk to the Company as any change in value is primarily offset by an adjustment to compensation expense and related deferred compensation liability.

(3)
Trading investments of proprietary fund products and other trading investments consist of approximately 67% and 33% in equity and debt securities, respectively, as of September 30, 2015, and approximately 63% and 37% in equity and debt securities, respectively, as of March 31, 2015.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximate fair value) relating to long-term incentive compensation plans of $7,935 and $8,728 as of September 30, 2015 and March 31, 2015, respectively, and proprietary fund products and other investments of $6,967 and $7,444 as of September 30, 2015 and March 31, 2015, respectively, which are classified as Investment securities in the Consolidated Balance Sheets.

(6)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(7)	See Note 12.

(8)	Long-term debt is the sum of the amortized cost of long-term debt and the fair value of an interest rate swap contract designated as a fair value hedge. See Note 7.

(9)	See Note 3.

The net realized and unrealized gain (loss) for investment securities classified as trading was $(31,460) and $(8,515) for the three months ended September 30, 2015 and 2014, respectively, and $(27,431) and $1,923 for the six months ended September 30, 2015 and 2014, respectively.

The net unrealized losses relating to trading investments still held as of September 30, 2015 and 2014, were $32,755 and $17,612 for the three months ended September 30, 2015 and 2014, respectively, and $43,165 and $18,266 for the six months ended September 30, 2015 and 2014, respectively.
Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had investments in proprietary fund products, which totaled $326,449 and $392,039, as of September 30, 2015 and March 31, 2015, respectively, which are substantially comprised of investments in 47 funds and 52 funds, respectively, that are individually greater than $1,000, with minimal third-party investment, and together comprise over 90% of the total seed capital investments at each period end.
See Notes 2 and 13 for information regarding the determination of whether investments in proprietary fund products represent VIEs and consolidation.
Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the equity method, the cost method, or NAV practical expedient discussed below, such that measurement uncertainty has little relevance.
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2015 and 2014, are presented in the tables below:

	Value as of June 30, 2015	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2015
Assets:
Trading investments of proprietary fund products and other trading investments	$191	$—	$(35)	$—	$—	$8	$164
Investments in partnerships, LLCs and other	11,907	—	—	(2)	—	(615)	11,290
Equity method investments in partnerships and LLCs	41,562	650	(345)	(1,653)	—	(595)	39,619
Other investments	76	—	—	—	—	1	77
	$53,736	$650	$(380)	$(1,655)	$—	$(1,201)	$51,150
Liabilities:
Contingent consideration liabilities	$(92,744)	$—	n/a	$—	n/a	$2,525	$(90,219)
n/a - not applicable

	Value as of June 30, 2014	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2014
Assets:
Trading investments of proprietary fund products and other trading investments	$179	$—	$(9)	$—	$—	$—	$170
Investments in partnerships, LLCs and other	21,654	—	(24)	(3,443)	—	(505)	17,682
Equity method investments in partnerships and LLCs	57,621	78	(990)	(363)	—	(489)	55,857
Other investments	92	—	—	—	—	(7)	85
	$79,546	$78	$(1,023)	$(3,806)	$—	$(1,001)	$73,794
Liabilities:
Contingent consideration liability	$(43,984)	$—	n/a	$—	n/a	$1,331	$(42,653)
n/a - not applicable

	Value as of March 31, 2015	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2015
Assets:
Trading investments of proprietary fund products and other trading investments	$186	$—	$(42)	$—	$—	$20	$164
Investments in partnerships, LLCs and other	14,511	—	—	(2,530)	—	(691)	11,290
Equity method investments in partnerships and LLCs	48,344	1,893	(6,515)	(4,085)	—	(18)	39,619
Other investments	77	—	—	—	—	—	77
	$63,118	$1,893	$(6,557)	$(6,615)	$—	$(689)	$51,150
Liabilities:
Contingent consideration liabilities	$(110,784)	$—	n/a	$22,765	n/a	$(2,200)	$(90,219)
n/a - not applicable

	Value as of March 31, 2014	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2014
Assets:
Trading investments of proprietary fund products and other trading investments	$190	$—	$(19)	$—	$—	$(1)	$170
Investments in partnerships, LLCs and other	21,586	—	(24)	(3,443)	—	(437)	17,682
Equity method investments in partnerships and LLCs	62,973	1,046	(6,838)	(927)	—	(397)	55,857
Other investments	90	—	—	—	—	(5)	85
	$84,839	$1,046	$(6,881)	$(4,370)	$—	$(840)	$73,794
Liabilities:
Contingent consideration liability	$(29,553)	$(13,370)	n/a	$—	n/a	$270	$(42,653)
n/a - not applicable

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other Non-Operating Income (Expense) in the Consolidated Statements of Income. The change in unrealized gains for Level 3 investments and liabilities still held at the reporting date was $1,218 and $131 for the three months ended September 30, 2015 and 2014, respectively. The change in unrealized losses for Level 3 investments and liabilities still held at the reporting date was $2,822 and $1,200 for the six months ended September 30, 2015 and 2014, respectively.

There were no significant transfers between Level 1 and Level 2 during the three and six months ended September 30, 2015 and 2014.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of September 30, 2015 and March 31, 2015, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of September 30, 2015
Category of Investment	Investment Strategy	September 30, 2015		March 31, 2015		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$21,667	(1)	$23,787		n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	12,426		14,515		$20,000	n/a
Private equity funds	Long/short equity	21,850	(2)	23,563		8,419	Up to 10 years
Other	Various	1,034		1,129		n/a	Various (3)
Total		$56,977	(4)	$62,994	(4)	$28,419
n/a-not applicable

(1)	Liquidation restrictions: 2% daily redemption, 10% monthly redemption and 88% quarterly redemption as of September 30, 2015.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 23% has a remaining term of less than one year and 77% has a remaining term of 17 years.

(4)	Comprised of 1%, 37%, and 62% of Level 1, Level 2, and Level 3 assets, respectively, as of September 30, 2015 and 38% and 62% of Level 2 and Level 3 assets, respectively, as of March 31, 2015.

There are no current plans to sell any of these investments held as of September 30, 2015.

5. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. The following table reflects the components of fixed assets as of:

	September 30, 2015	March 31, 2015
Equipment	$154,562	$152,893
Software	284,638	269,745
Leasehold improvements	204,333	203,420
Total cost	643,533	626,058
Less: accumulated depreciation and amortization	(470,711)	(446,452)
Fixed assets, net	$172,822	$179,606

Depreciation and amortization expense related to fixed assets was $12,882 and $13,551 for the three months ended September 30, 2015 and 2014, respectively, and $26,200 and $26,625 for the six months ended September 30, 2015 and 2014, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	September 30, 2015	March 31, 2015
Amortizable intangible asset management contracts
Cost	$187,230	$188,312
Accumulated amortization	(166,573)	(166,583)
Net	20,657	21,729
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Permal/Fauchier funds-of-hedge fund management contracts	698,104	698,104
Other fund management contracts	430,176	427,816
Trade names	59,453	59,334
	3,294,084	3,291,605
Intangible assets, net	$3,314,741	$3,313,334

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

As of Legg Mason's most recent annual impairment test as of December 31, 2014, the assessed fair value of the indefinite-life funds-of-hedge funds contracts asset related to the Permal and Fauchier acquisitions exceeds the combined carrying values by 13%. During the three months ended September 30, 2015, market performance was unfavorable, and below related projections, and outflows continued to exceed projections. Should market performance, flows, and related AUM levels continue to decrease in the near term more than estimated in the December 31, 2014 assessment, or other factors change, such that cash flow projections continue to unfavorably deviate from projections in the December 31, 2014 assessment, the assets could be deemed to be impaired by a material amount.

The assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management ("CAM") acquisition exceeds the carrying value by 41% as of December 31, 2014.

Legg Mason determined that no triggering events occurred as of September 30, 2015, that would require further impairment testing.

As of September 30, 2015, amortizable intangible asset management contracts are being amortized over a weighted-average remaining life of 9.0 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2016	$1,842
2017	2,618
2018	2,618
2019	2,618
2020	2,134
Thereafter	8,827
Total	$20,657

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2015	$2,501,410	$(1,161,900)	$1,339,510
Impact of excess tax basis amortization	(10,657)	—	(10,657)
Changes in foreign exchange rates and other	(9,331)	—	(9,331)
Balance as of September 30, 2015	$2,481,422	$(1,161,900)	$1,319,522

7. Short-Term Borrowings and Long-Term Debt

As of September 30, 2015 and March 31, 2015, Legg Mason had $750,000 of undrawn revolving credit facility capacity. In October 2015, Legg Mason used borrowings under this facility to partially finance the acquisition of RARE Infrastructure Limited ("RARE Infrastructure"), as further discussed in Note 14. The amount outstanding of borrowings under this facility is approximately $40,000.

Long-term debt consists of the following:

	September 30, 2015				March 31, 2015
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$256,845	$(7,259)	$414	$250,000	$254,993
3.95% Senior Notes due July 2024	249,600	—	400	250,000	249,577
5.625% Senior Notes due January 2044	553,457	—	(3,457)	550,000	553,519
Total	$1,059,902	$(7,259)	$(2,643)	$1,050,000	$1,058,089

As of September 30, 2015, $250,000 of long-term debt matures in fiscal 2020, and $800,000 matures thereafter.

At September 30, 2015, the estimated fair value of long-term debt was approximately $1,080,154, including $257,259 for the 2.7% Senior Notes due July 2019 (the "2019 Notes") which are carried at an amount that approximates fair value in the Consolidated Balance Sheets. The debt fair value was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

Interest Rate Swap
On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap is being used to effectively convert the 2019 Notes from fixed rate debt to floating rate debt and has identical terms as the underlying debt being hedged, so no ineffectiveness is expected. The related hedging gains and losses offset one another resulting in no net income or loss impact. The swap has a five-year term, and matures on July 15, 2019. The fair value of the contract at September 30, 2015 and March 31, 2015, was a derivative asset of $7,259 and $5,462, respectively, classified as Other assets in the Consolidated Balance Sheets. The increase of $2,772 and $1,797 for the three and six months ended September 30, 2015, respectively, reflects a gain on hedging activity which is recorded as Other income (gain on hedging activity) in the Consolidated Statements of Income. The carrying value of the debt in the Consolidated Balance Sheets was likewise increased by $7,259 and $5,462 as of September 30, 2015 and March 31, 2015, respectively. The increase of $2,772 and $1,797 for the three and six months ended September 30, 2015, reflects a loss on hedging activity which is recorded as Other expense (loss on hedging activity) in the Consolidated Statements of Income. For the three and six months ended September 30, 2014, a loss on hedging activity of $1,296 and $549 related to the fair value adjustment on the derivative asset and a corresponding gain on hedging activity of $1,296 and $549 related to the fair value adjustment on the debt were recognized. The swap payment dates coincide with the debt payment dates on July 15 and January 15. The related receipts/payments by Legg Mason are recorded as Interest expense in the Consolidated Statements of Income. Since the original terms and conditions of the hedged instruments are unchanged, the swap continues to be an effective fair value hedge.

Reverse Treasury Rate Lock
On June 23, 2014, Legg Mason entered into a reverse treasury rate lock contract with a financial intermediary with a notional amount of $650,000, which was designated as a cash flow hedge. The contract was issued in connection with the retirement of Legg Mason's 5.5% Senior Notes and had a contractual termination date of July 18, 2014. The Company entered into the reverse treasury rate lock agreement in order to hedge the variability in the retirement payment on the entire principal amount of debt. The reverse treasury rate lock contract effectively fixed the present value of the forecasted debt make-whole payment, to eliminate risk associated with change in the five-year U.S. treasury yield. For the three and six months ended September 30, 2014, a gain (loss) of $(368) (net of tax benefits of $262 ) and $405 (net of deferred taxes of $233 ), respectively, was recorded in Accumulated other comprehensive income, net, in the Consolidated Balance Sheet. There was no material ineffectiveness related to this cash flow hedge at September 30, 2014.

8.  Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the active equity incentive stock plan as of September 30, 2015, were 6,738. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to ten years from the date of grant.

As further discussed below, the components of our total stock-based compensation expense for the three and six months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Stock options	$2,234	$2,953	$5,039	$6,217
Restricted stock and restricted stock units	12,455	12,083	26,353	23,289
Employee stock purchase plan	116	109	440	398
Affiliate management equity plans	1,302	1,301	2,603	2,603
Non-employee director awards	1,150	1,425	1,150	1,550
Performance share units	907	290	1,443	482
Employee stock trust	7	32	13	160
Total stock-based compensation expense	$18,171	$18,193	$37,041	$34,699

Stock Options
Stock option transactions under Legg Mason's equity incentive plans during the six months ended September 30, 2015 and 2014 are summarized below:

	Six Months Ended September 30,
	2015		2014
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,432	$39.58	4,801	$43.02
Granted	876	54.52	916	47.64
Exercised	(192)	32.42	(453)	30.76
Canceled/forfeited	(388)	95.68	(522)	93.59
Options outstanding at September 30	4,728	$38.04	4,742	$39.52

At September 30, 2015, options were exercisable for 2,703 shares and the weighted-average exercise price was $31.69. Stock options exercisable at September 30, 2015, have a weighted-average remaining contractual life of 4.2 years. Unamortized compensation cost at September 30, 2015, was $19,716 and was related to unvested options exercisable for

2,025 shares. The unamortized compensation cost at September 30, 2015, is expected to be recognized over a weighted-average period of 1.8 years.

The weighted-average fair value of service-based stock options granted during the six months ended September 30, 2015 and 2014, using the Black-Scholes option pricing model, was $11.26 and $12.03 per share, respectively.

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

The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Restricted stock and restricted stock unit transactions during the six months ended September 30, 2015 and 2014, are summarized below:

	Six Months Ended September 30,
	2015		2014
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,050	$37.38	3,334	$30.77
Granted	981	54.31	1,159	47.77
Vested	(1,230)	34.74	(1,303)	30.90
Canceled/forfeited	(39)	40.93	(100)	36.14
Unvested shares at September 30	2,762	$44.52	3,090	$36.92

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at September 30, 2015, of $95,434 is expected to be recognized over a weighted-average period of 1.8 years.

Other
On June 28, 2013, Legg Mason implemented a management equity plan and granted units to key employees of Permal that entitle them to participate in 15% of the future growth of the Permal enterprise value (subject to appropriate discounts), if any, subsequent to the grant date. On March 31, 2014, a similar management equity plan was implemented by Legg Mason with a grant to certain key employees of ClearBridge Investments, LLC ("ClearBridge"). Independent valuations determined the aggregate cost of the awards to be approximately $9,000 and $16,000 for Permal and ClearBridge, respectively, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income over the related vesting periods, through December 2017 and March 2019, respectively. Both arrangements provide that one-half of the respective cost will be absorbed by the affiliates' incentive pool. As of September 30, 2015, the redemption amount of vested units under both plans, as if they were currently redeemable, aggregated approximately $16,100.

As of September 30, 2015 and 2014, non-employee directors held 53 and 45 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units table above. During each of the six months ended September 30, 2015 and 2014, non-employee directors were granted 8 restricted stock units. During the six months ended September 30, 2015 and 2014, non-employee directors were granted 16 and 23 shares of common stock, respectively, at a fair value of $1,150 and $1,550, respectively. During the six months ended September 30, 2015, there were no restricted stock units distributed and during the six months ended September 30, 2014, there were 27 restricted stock units distributed. During the six months ended September 30, 2015 and 2014, non-employee directors did not exercise any stock options. During the six months ended September 30, 2015 there were no stock options canceled or forfeited related to non-employee directors, and during the six months ended September 30, 2014, there were 32 stock options canceled or forfeited related to non-employee directors.

In May 2015 and 2014, Legg Mason granted certain executive officers a total of 107 and 78 performance share units, respectively, as part of their fiscal 2015 and 2014 incentive award with an aggregate value of $4,312 and $3,457, respectively. The vesting of performance share units granted in May 2015 and 2014 and the number of shares payable at vesting are determined based on Legg Mason’s relative total stockholder return over a three-year period ending March 31, 2018 and 2017, respectively. The grant date fair value per unit for the May 2015 and 2014 performance share units of $40.29 and $44.11, respectively, was estimated as of the grant date using a Monte Carlo pricing model with the following assumptions:

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

As of September 30, 2015, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining fiscal 2016	$71,316
2017	120,956
2018	105,055
2019	85,686
2020	78,294
Thereafter	297,058
Total	$758,365

The minimum rental commitments shown above have not been reduced by $152,110 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of September 30, 2015 and March 31, 2015 was $38,474 and $43,726, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, as a result of the then current commercial real estate market.

The above minimum rental commitments include $676,047 in real estate and equipment leases and $82,318 in service and maintenance agreements.

The minimum rental commitments shown above include $4,912 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $1,925 and $2,213 as of September 30, 2015 and March 31, 2015, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2014	$55,500
Accrued charges for vacated and subleased space (1)	9,023
Payments, net	(15,001)
Adjustments and other	(3,583)
Balance as of March 31, 2015	45,939
Payments, net	(6,596)
Adjustments and other	1,056
Balance as of September 30, 2015	$40,399
(1) Included in Occupancy expense in the Consolidated Statements of Income

As of September 30, 2015, Legg Mason had commitments to invest approximately $29,484 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2021.

As of September 30, 2015, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions, the fair value of which aggregates $90,219, including $13,332 of which is a current liability. These commitments are further described below and in Note 3.

On October 21, 2015, Legg Mason acquired a majority interest in RARE Infrastructure. See Note 14 for information regarding commitments and contingencies related to this acquisition.

In connection with the acquisition of Martin Currie in October 2014, contingent consideration payments may be due March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $491,406 (using the foreign exchange rate as of September 30, 2015 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, at March 31, 2016, 2017, and 2018, as specified in the share purchase agreement. The Contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made will also include amounts for certain potential pension and other obligations that are accounted for separately. As of September 30, 2015, the fair value of the Contingent consideration liability was $71,499, an increase of $1,385 from March 31, 2015, all of which is attributable to changes in the exchange rate, net of accretion. Of the $71,499, $10,648 relates to the first anniversary payment and is classified as current Contingent consideration in the Consolidated Balance Sheet.

In connection with the acquisition of QS Investors in May 2014, contingent consideration of up to approximately $10,000 and approximately $20,000 for the second and fourth anniversary payments may be due in July 2016 and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The Contingent consideration liability established at closing had an acquisition date fair value of $13,370, which represented the present value of the contingent consideration expected to be paid. The fair value of the Contingent consideration liability has accreted to $13,645 as of September 30, 2015, from $13,553 as of March 31, 2015. Of the $13,645, $2,684 relates to the second anniversary payment and is classified as current Contingent consideration in the Consolidated Balance Sheet.

In connection with the acquisition of Fauchier in March 2013, Legg Mason paid contingent consideration of $22,765 (using the foreign exchange rate as of May 5, 2015, for the maximum £15,000 payment amount) in May 2015 for the second anniversary payment. Additional contingent consideration of up to approximately $30,000 (using the foreign exchange rate as of September 30, 2015 for the £20,000 maximum contractual amount), may be due on or about the fourth anniversary of closing, which is dependent upon the achievement of certain levels of revenue, net of distribution costs. The fair value of the Contingent consideration liability was $5,075 as of September 30, 2015. The decrease of $22,042 from March 31, 2015, reflects the payment described above, offset in part by changes in the exchange rate, net of accretion. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 12 for additional information regarding derivatives and hedging.

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

In management's opinion, an adequate accrual has been made as of September 30, 2015, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

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

During the three and six months ended September 30, 2015, Legg Mason repurchased and retired 1,933 and 3,189 shares of its common stock, respectively, for $89,978 and $157,978, respectively, through open market purchases. These total repurchases reduced weighted-average shares outstanding by 2,163 and 1,415 shares for three and six months ended September 30, 2015, respectively. During the three and six months ended September 30, 2014, Legg Mason repurchased and retired 1,840 and 3,711 shares of its common stock, respectively, for $90,022 and $180,021, respectively, through open market purchases. These total repurchases reduced weighted-average shares outstanding by 2,855 and 1,858 shares for three and six months ended September 30, 2014, respectively.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Basic weighted-average shares for EPS	107,851	112,690	108,399	113,400
Potential common shares:
Dilutive employee stock options	933	1,141	1,104	1,115
Diluted weighted-average shares outstanding for EPS	108,784	113,831	109,503	114,515

Net Income Attributable to Legg Mason, Inc.	$64,319	$4,897	$158,867	$77,085
Less: Earnings (distributed and undistributed) allocated to participating securities	1,615	142	3,951	2,054
Net income (distributed and undistributed) allocated to shareholders (excluding participating securities)	$62,704	$4,755	$154,916	$75,031

Net Income per share Attributable to Legg Mason, Inc. Shareholders
Basic	$0.58	$0.04	$1.43	$0.66
Diluted	$0.58	$0.04	$1.42	$0.66

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 2,772 and 3,109 for the three months ended September 30, 2015 and 2014, respectively, and 2,754 and 3,059 for the six months ended September 30, 2015 and 2014, respectively.

The diluted EPS calculations for the three and six months ended September 30, 2015 and 2014, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of the Convertible Notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive.
Options to purchase 1,981 and 1,404 shares for the three months ended September 30, 2015 and 2014, respectively, and 1,553 and 1,366 shares for the six months ended September 30, 2015 and 2014, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and therefore, the options are deemed antidilutive. Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met.

11. Noncontrolling Interests

Total Redeemable noncontrolling interests for the six months ended September 30, included the following amounts:

	Consolidated investment vehicles(1) and other	Affiliate management equity plans	Total
Value as of March 31, 2015	$38,498	$7,022	$45,520
Net income attributable to redeemable noncontrolling interests	(1,009)	—	(1,009)
Net subscriptions received and other noncontrolling interests	33,141	—	33,141
Accretion of/increase in estimated redemption value of affiliate management equity plan interests	—	826	826
Value as of September 30, 2015	$70,630	$7,848	$78,478

	Consolidated investment vehicles(1) and other	Affiliate management equity plans	Total
Value as of March 31, 2014	$43,328	$1,816	$45,144
Net income attributable to redeemable noncontrolling interests	1,548	—	1,548
Net subscriptions received	757	—	757
Value as of September 30, 2014	$45,633	$1,816	$47,449
(1) Principally related to VIE and seeded investment products.

12. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging activities excluding the derivatives and hedging activities of CIVs. See Note 13, Variable Interest Entities and Consolidated Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, Australian dollar, British pound, Singapore dollar, euro, and Japanese yen. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, we have one ISDA Master Agreement with each of the significant counterparties, which cover our transactions with that counterparty. Each of the respective ISDA agreements provide for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded in the Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015, were $9,991 and $6,042, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015, were $14,562 and $8,665, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments.

With the exception of the interest rate swap contract and reverse treasury rate lock contract discussed in Note 7, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended September 30, 2015, March 31, 2015, or September 30, 2014. As of September 30, 2015, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $364,777 and open futures and forwards contracts relating to seed capital investments with aggregate notional values totaling $114,228. As of September 30, 2015, the aggregate notional values of open currency forward contracts included $218,022 related to a U.S. dollar - Australian dollar contract executed in August 2015 and closed in October 2015 in connection with the acquisition of RARE Infrastructure, as further described in Note 14. As of September 30, 2015, the weighted-average remaining contract terms for currency forward contracts and futures and forward contracts relating to seed capital investments were four months and three months, respectively.

The following table presents the derivative assets and related offsets, if any, as of September 30, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of September 30, 2015
Derivative instruments designated as hedging instruments (See Note 7)
Interest rate swap	$—	$—	$—	$7,259	$—	$7,259

Derivative instruments not designated as hedging instruments
Currency forward contracts	655	(21)	634	—	—	634
Futures and forward contracts relating to seed capital investments	—	—	—	2,098	3,332	5,430
Total derivative instruments not designated as hedging instruments	655	(21)	634	2,098	3,332	6,064
Total derivative instruments	$655	$(21)	$634	$9,357	$3,332	$13,323

The following table presents the derivative liabilities and related offsets, if any, as of September 30, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of September 30, 2015
Derivative instruments not designated as hedging instruments
Currency forward contracts	$(15,858)	$1,296	$(14,562)	$—	$—	$(14,562)

The following table presents the derivative assets and related offsets, if any, as of March 31, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2015
Derivative instruments designated as hedging instruments (See Note 7)
Interest rate swap	$—	$—	$—	$5,462	$—	$5,462

Derivative instruments not designated as hedging instruments
Currency forward contracts	781	(259)	522	—	—	522
Futures and forward contracts relating to seed capital investments	75	(17)	58	—	—	58
Total derivative instruments not designated as hedging instruments	856	(276)	580	—	—	580
Total derivative instruments	$856	$(276)	$580	$5,462	$—	$6,042

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2015
Derivative instruments not designated as hedging instruments
Currency forward contracts	$(8,623)	$2,327	$(6,296)	$—	$—	$(6,296)
Futures and forward contracts relating to seed capital investments	—	—	—	(2,369)	8,343	5,974
Total derivative instruments not designated as hedging instruments	$(8,623)	$2,327	$(6,296)	$(2,369)	$8,343	$(322)

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

		Three Months Ended September 30,
		2015		2014
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$1,404	$(6,722)	$1,568	$(6,938)
Seed capital investments	Other non-operating income (expense)	546	(55)	881	(23)
Other non-operating activities(1)	Other non-operating income (expense)	—	(11,064)	—	—
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	10,033	—	5,540	(2,266)
Total gain (loss) from derivatives not designated as hedging instruments		11,983	(17,841)	7,989	(9,227)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	2,772	—	—	(1,296)
Reverse treasury rate lock	Other non-operating income (expense)	—	—	638	—
Total		$14,755	$(17,841)	$8,627	$(10,523)

		Six Months Ended September 30,
		2015		2014
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$4,209	$(5,822)	$2,219	$(5,165)
Seed capital investments	Other non-operating income (expense)	326	(402)	749	(211)
Other non-operating activities (1)	Other non-operating income (expense)	—	(11,064)	—	—
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	11,524	(2,652)	5,560	(6,922)
Total gain (loss) from derivatives not designated as hedging instruments		16,059	(19,940)	8,528	(12,298)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	1,797	—	—	(549)
Reverse treasury rate lock	Other non-operating income (expense)	—	—	638	—
Total		$17,856	$(19,940)	$9,166	$(12,847)

(1)	Relates to a currency forward executed in August 2015 in connection with the October 2015 acquisition of RARE Infrastructure.

13. Variable Interest Entities and Consolidated Investment Vehicles

As further discussed in Notes 2 and 4, in accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment vehicles, some of which are designated as CIVs. As of September 30, 2015, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of September 30, 2015, March 31, 2015, and September 30, 2014, despite significant third party investments in this product.
As of September 30, 2015, March 31, 2015, and September 30, 2014, Legg Mason also concluded it was the primary beneficiary of 14, 17, and 16, respectively, employee-owned funds it sponsors, which were consolidated and reported as CIVs.

Prior to March 31, 2015, Legg Mason also held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV prior to the three months ended March 31, 2015. Legg Mason redeemed a significant portion of its investment in this fund prior to March 31, 2015, and as a result no longer had a controlling financial interest in the fund; therefore, the fund was not consolidated, or included as a CIV as of or subsequent to March 31, 2015.

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

Legg Mason's investment in CIVs, as of September 30, 2015 and March 31, 2015, was $14,769 and $15,553, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs in the Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015, respectively, and the Consolidated Statements of Income for the three and six months ended September 30, 2015 and 2014, respectively:
Consolidating Balance Sheets

	September 30, 2015				March 31, 2015
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current Assets	$1,720,381	$59,958	$(14,799)	$1,765,540	$1,880,689	$56,929	$(15,583)	$1,922,035
Non-current assets	5,112,414	—	—	5,112,414	5,151,942	—	—	5,151,942
Total Assets	$6,832,795	$59,958	$(14,799)	$6,877,954	$7,032,631	$56,929	$(15,583)	$7,073,977
Current Liabilities	$590,194	$6,295	$(30)	$596,459	$808,640	$6,436	$(30)	$815,046
Non-current liabilities	1,745,504	—	—	1,745,504	1,728,510	—	—	1,728,510
Total Liabilities	2,335,698	6,295	(30)	2,341,963	2,537,150	6,436	(30)	2,543,556
Redeemable Non-controlling interests	39,791	34,113	4,574	78,478	10,787	27,581	7,152	45,520
Total Stockholders’ Equity	4,457,306	19,550	(19,343)	4,457,513	4,484,694	22,912	(22,705)	4,484,901
Total Liabilities and Equity	$6,832,795	$59,958	$(14,799)	$6,877,954	$7,032,631	$56,929	$(15,583)	$7,073,977

Consolidating Statements of Income

	Three Months Ended
	September 30, 2015				September 30, 2014
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$673,168	$—	$(82)	$673,086	$704,079	$—	$(184)	$703,895
Total Operating Expenses	540,023	115	(82)	540,056	573,486	238	(184)	573,540
Operating Income (Loss)	133,145	(115)	—	133,030	130,593	(238)	—	130,355
Total Other Non-Operating Expense	(40,988)	(2,303)	827	(42,464)	(121,714)	(82)	266	(121,530)
Income (Loss) Before Income Tax Provision	92,157	(2,418)	827	90,566	8,879	(320)	266	8,825
Income tax provision	27,647	—	—	27,647	3,804	—	—	3,804
Net Income (Loss)	64,510	(2,418)	827	62,919	5,075	(320)	266	5,021
Less: Net income (loss) attributable to noncontrolling interests	191	—	(1,591)	(1,400)	178	(392)	338	124
Net Income Attributable to Legg Mason, Inc.	$64,319	$(2,418)	$2,418	$64,319	$4,897	$72	$(72)	$4,897

	Six Months Ended September 30,
	September 30, 2015				September 30, 2014
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$1,381,903	$—	$(167)	$1,381,736	$1,398,143	$—	$(367)	$1,397,776
Total Operating Expenses	1,124,110	220	(167)	1,124,163	1,147,801	441	(367)	1,147,875
Operating Income (Loss)	257,793	(220)	—	257,573	250,342	(441)	—	249,901
Total Other Non-Operating Income (Expense)	(45,867)	(1,896)	785	(46,978)	(128,530)	2,925	(1,203)	(126,808)
Income (Loss)Before Income Tax Provision	211,926	(2,116)	785	210,595	121,812	2,484	(1,203)	123,093
Income tax provision	52,737	—	—	52,737	44,460	—	—	44,460
Net Income (Loss)	159,189	(2,116)	785	157,858	77,352	2,484	(1,203)	78,633
Less: Net income (loss) attributable to noncontrolling interests	322	—	(1,331)	(1,009)	267	676	605	1,548
Net Income Attributable to Legg Mason, Inc.	$158,867	$(2,116)	$2,116	$158,867	$77,085	$1,808	$(1,808)	$77,085

Other non-operating income (expense) includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

Legg Mason had no financial liabilities of CIVs carried at fair value as of September 30, 2015 or March 31, 2015. The fair value of the financial assets of CIVs were determined using the following categories of inputs as of September 30, 2015 and March 31, 2015:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of September 30, 2015
Assets:
Trading investments:
Hedge funds	$1,064	$7,100	$12,390	$20,554
Proprietary funds	32,967	—	—	32,967
Total trading investments	$34,031	$7,100	$12,390	$53,521

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2015
Assets:
Trading investments:
Hedge funds	$1,108	$4,412	$14,093	$19,613
Proprietary funds	28,387	—	—	28,387
Total trading investments	$29,495	$4,412	$14,093	$48,000

Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance.

The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2015 and 2014, are presented in the tables below:

	Value as of June 30, 2015	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2015
Assets:
Hedge funds	$13,482	$18	$(98)	$—	$—	$(1,012)	$12,390

	Value as of June 30, 2014	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2014
Assets:
Hedge funds	$17,052	$292	$(1,501)	$—	$—	$548	$16,391
Private equity funds	35,117	—	(2,397)	—	—	(491)	32,229
	$52,169	$292	$(3,898)	$—	$—	$57	$48,620

	Value as of March 31, 2015	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2015
Assets:
Hedge funds	$14,093	$155	$(408)	$—	$(526)	$(924)	$12,390

	Value as of March 31, 2014	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2014
Assets:
Hedge funds	$17,888	$452	$(2,183)	$—	$—	$234	$16,391
Private equity funds	31,810	1,013	(2,397)	—	—	1,803	32,229
	$49,698	$1,465	$(4,580)	$—	$—	$2,037	$48,620
Liabilities:
CLO debt	$(79,179)	$—	$—	$79,179	$—	$—	$—
Total realized and unrealized gains, net						$2,037

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs in the Consolidated Statements of Income. The change in unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $(957) and $(520) for the three months ended September 30, 2015 and 2014, respectively, and were $(1,002) and $1,330 for the six months ended September 30, 2015 and 2014, respectively.

There were no transfers between Level 1 and Level 2 during either of the three and six months ended September 30, 2015 and 2014.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of September 30, 2015 and March 31, 2015, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of September 30, 2015
Category of Investment	Investment Strategy	September 30, 2015		March 31, 2015	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$20,554	(1)	$19,613	n/a	n/a
n/a – not applicable

(1)	Redemption restrictions: 7% daily redemption; 10% monthly redemption; 4% quarterly redemption; and 79% are subject to three to five year lock-up or side pocket provisions.

As of September 30, 2015 and March 31, 2015, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of September 30, 2015		As of March 31, 2015
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
CLOs	$—	$1,024	$—	$1,146
Real Estate Investment Trust	11,128	14,530	13,026	18,096
Other sponsored investment funds	21,399	28,167	21,983	34,463
Total	$32,527	$43,721	$35,009	$53,705

(1)	Includes $32,527 and $27,463 related to investments in proprietary funds products as of September 30, 2015 and March 31, 2015, respectively.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $18,563,318 and $19,527,670 as of September 30, 2015 and March 31, 2015, respectively.

The assets of these VIEs are primarily comprised of cash and cash equivalents, investment securities, and CLO loans, and the liabilities are primarily comprised of CLO debt and various expense accruals. These VIEs are not consolidated because either (1) Legg Mason does not have the power to direct significant economic activities of the entity and rights/obligations associated with benefits/losses that could be significant to the entity, or (2) Legg Mason does not absorb a majority of each VIE's expected losses or does not receive a majority of each VIE's expected residual gains.

14. Subsequent Event

On October 21, 2015, Legg Mason acquired a majority equity interest in RARE Infrastructure. RARE Infrastructure specializes in global listed infrastructure investing, is headquartered in Sydney, Australia, and had approximately $6,800,000 in AUM at closing. Under the terms of the related transaction agreements, Legg Mason effectively acquired a 75% ownership stake in the firm, the firm's management team retained a 15% equity stake and The Treasury Group, a previous minority owner, retained 10%. The acquisition required an initial cash payment of $213,739 (using the foreign exchange rate as of October 21, 2015 for the 296,000 Australian dollars per the related agreements), which was funded with approximately $40,000 of net borrowings under the Company's previously undrawn revolving credit facility, as well as existing cash resources. In August 2015, Legg Mason also executed a currency forward contract to economically hedge the risk of movement in the exchange rate between the U.S. dollar and the Australian dollar in which the initial cash payment was denominated. See Note 12 for additional information regarding derivatives and hedging. In addition, contingent consideration may be due March 31, 2017 and 2018, aggregating up to approximately $74,000 (using the foreign exchange rate as of September 30, 2015 for the maximum 106,000 Australian dollars per the related agreements), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. The noncontrolling interests can be put by the holders or called by Legg Mason for settlement at fair value, except for the non-management portion of the noncontrolling interests, which are callable at a fixed multiple of EBITDA, as specified in the agreements. The acquired assets and liabilities and related results of operations of RARE Infrastructure will be included in Legg Mason's financial statements, along with purchase accounting adjustments and related disclosures, subsequent to the acquisition.

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

Executive Overview
Legg Mason, Inc., a holding company, with its subsidiaries (collectively, "Legg Mason") is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the United States of America and the United Kingdom and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Luxembourg, Poland, Singapore, Spain, Switzerland and Taiwan. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of global financial markets. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates and foreign currencies, among other things. Sustained periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in the attraction and retention of clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share and corresponding flows out of products in which we do not have market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Our strategic priorities are focused on four primary areas listed below.  Management keeps these strategic priorities in mind when it evaluates our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below the most important initiatives on which management currently focuses in evaluating our performance and financial condition.

	Strategic Priorities		Initiatives
•	Products	•	Create an innovative portfolio of investment products and promote revenue growth through new product development and leveraging the capabilities of our affiliates
		•	Identify and execute strategic acquisitions to increase product offerings, strengthen our affiliates, and fill gaps in products and services

•	Performance	•	Deliver compelling and consistent performance against both relevant benchmarks and the products and services of our competitors

•	Distribution	•
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

In connection with these strategic priorities, on October 21, 2015, we acquired RARE Infrastructure Limited ("RARE Infrastructure"). RARE Infrastructure specializes in global listed infrastructure investing, is headquartered in Sydney, Australia, and had approximately $6.8 billion in AUM at closing. See Note 14 of Notes to Consolidated Financial Statements for additional information.

Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2015, was $64.3 million, or $0.58 per diluted share, as compared to $4.9 million, or $0.04 per diluted share for the three months ended September 30, 2014.  The three months ended September 30, 2014, included a pre-tax, non-operating charge of $107.1 million, or $0.59 per diluted share, related to the refinancing of our 5.5% Senior Notes. Average AUM and total operating revenues both decreased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, as further discussed below.

During the 12-month period ended September 30, 2015, total AUM decreased, as the negative impact of foreign exchange, the negative impact of market performance and other, the sale of Legg Mason Investment Counsel & Trust Company N.A. ("LMIC") in November 2014, and net client outflows in liquidity AUM, were offset in part by net client inflows in long-term AUM, partially the result of improved sales from our global distribution function, and the acquisition of Martin Currie (Holdings) Limited ("Martin Currie") in October 2014.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
During the three and six months ended September 30, 2015, the business environment was characterized by continued domestic growth and improving economic fundamentals in the U.S., with overall markets remaining sensitive to increasing concern over political and economic conditions in other countries and potential increases in interest rates.

During the three months ended September 30, 2015, both U.S. and international equity markets experienced significant volatility, with major U.S. equity market indices decreasing for both the three and six months ended September 30, 2015. During the three months ended September 30, 2015, bond market indices increased, but decreased during the six months ended September 30, 2015. During the three and six months ended September 30, 2014, all three major U.S. equity market indices increased, while bond market indices were mixed.

	% Change for the three months ended September 30:		% Change for the six months ended September 30:
Indices(1)	2015	2014	2015	2014
Dow Jones Industrial Average	(7.6)%	1.2%	(8.4)%	3.6%
S&P 500	(6.9)%	0.6%	(7.2)%	5.3%
NASDAQ Composite Index	(7.4)%	1.9%	(5.7)%	7.1%
Barclays Capital U.S. Aggregate Bond Index	1.2%	0.2%	(0.5)%	2.2%
Barclays Capital Global Aggregate Bond Index	0.9%	(3.1)%	(0.3)%	(0.8)%
(1) Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the six months ended September 30, 2015, the Federal Reserve Board held the federal funds rate at 0.25%. While the economic outlook for the U.S. has remained more positive in recent years, the financial environment in which we operate continues to reflect a heightened level of sensitivity as we move through fiscal 2016.

Quarter Ended September 30, 2015, Compared to Quarter Ended September 30, 2014

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Large Cap Value	•	U.S. Credit Aggregate	•	U.S. Municipal Cash
•	Small Cap Core	•	Global Opportunistic Fixed Income
•	Equity Income	•	Global Government
•	Large Cap Core	•	U.S. Municipal
•	International Equity	•	Global Fixed Income
•	Sector Equity	•	U.S. Limited Duration
•	Small Cap Value	•	U.S. Long Duration
•	Small Cap Growth	•	High Yield
•	Mid Cap Core	•	Emerging Markets
•	Global Equity
•	Emerging Markets Equity

The components of the changes in our AUM (in billions) for the three months ended September 30, were as follows:

	2015	2014
Beginning of period	$699.2	$704.3
Net client cash flows
Investment funds, excluding liquidity products(1)
Subscriptions	11.1	18.8
Redemptions	(15.4)	(16.3)
Long-term separate account flows, net	7.4	(1.8)
Total long-term flows	3.1	0.7
Liquidity fund flows, net	(2.7)	12.9
Liquidity separate account flows, net	(0.3)	(0.2)
Total liquidity flows	(3.0)	12.7
Total net client cash flows	0.1	13.4
Market performance and other(2)	(22.6)	(2.5)
Impact of foreign exchange	(4.6)	(7.4)
End of period	$672.1	$707.8

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Includes the reinvestment of dividends and other.

AUM at September 30, 2015, was $672.1 billion, a decrease of $27.1 billion, or 3.9%, from June 30, 2015. Total net client inflows were $0.1 billion, with $3.1 billion of net client inflows into long-term asset classes and $3.0 billion of net client outflows from the liquidity asset class. Net long-term asset inflows were comprised of fixed income net inflows of $3.0 billion and equity net inflows of $0.1 billion. Fixed income net inflows were primarily in products managed by Western Asset Management Company ("Western Asset") and Brandywine Global Investment Management, LLC ("Brandywine"). Equity net inflows were primarily in products managed by QS Investors, LLC (“QS Investors”) and Brandywine, substantially offset by outflows at Royce & Associates, LLC ("Royce") and ClearBridge Investments, LLC (“ClearBridge”). We generally earn higher fees and profits on equity AUM, and thus net flows in this asset class will more heavily impact our revenues and Net Income Attributable to Legg Mason, Inc. than would net flows in the fixed income and liquidity asset classes. Market performance and other was $(22.6) billion and the negative impact of foreign currency exchange rate fluctuations was $(4.6) billion.

AUM by Asset Class
AUM by asset class (in billions) as of September 30, were as follows:

	2015	% of Total	2014	% of Total	% Change
Equity	$177.6	26%	$193.6	27%	(8)%
Fixed income	368.4	55	360.4	51	2
Total long-term assets	546.0	81	554.0	78	(1)
Liquidity	126.1	19	153.8	22	(18)
Total	$672.1	100%	$707.8	100%	(5)%

Average AUM by asset class (in billions) for the three months ended September 30, were as follows:

	2015	% of Total	2014	% of Total	% Change
Equity	$189.6	28%	$194.6	27%	(3)%
Fixed income	370.8	54	364.1	52	2
Total long-term assets	560.4	82	558.7	79	—
Liquidity	126.8	18	145.4	21	(13)
Total	$687.2	100%	$704.1	100%	(2)%

The component changes in our AUM by asset class (in billions) for the three months ended September 30, 2015 and 2014, were as follows:

	Equity	Fixed Income	Total Long-Term	Liquidity	Total
June 30, 2015	$197.3	$372.2	$569.5	$129.7	$699.2
Investment funds, excluding liquidity funds
Subscriptions	5.2	5.9	11.1	—	11.1
Redemptions	(8.6)	(6.8)	(15.4)	—	(15.4)
Separate account flows, net	3.5	3.9	7.4	(0.3)	7.1
Liquidity fund flows, net	—	—	—	(2.7)	(2.7)
Net client cash flows	0.1	3.0	3.1	(3.0)	0.1
Market performance and other(1)	(19.2)	(3.5)	(22.7)	0.1	(22.6)
Impact of foreign exchange	(0.6)	(3.3)	(3.9)	(0.7)	(4.6)
September 30, 2015	$177.6	$368.4	$546.0	$126.1	$672.1
(1) Includes the reinvestment of dividends and other.

	Equity	Fixed Income	Total Long-Term	Liquidity	Total
June 30, 2014	$196.0	$366.7	$562.7	$141.6	$704.3
Investment funds, excluding liquidity funds
Subscriptions	7.1	11.7	18.8	—	18.8
Redemptions	(8.0)	(8.3)	(16.3)	—	(16.3)
Separate account flows, net	2.5	(4.3)	(1.8)	(0.2)	(2.0)
Liquidity fund flows, net	—	—	—	12.9	12.9
Net client cash flows	1.6	(0.9)	0.7	12.7	13.4
Market performance and other(1)	(3.1)	0.7	(2.4)	(0.1)	(2.5)
Impact of foreign exchange	(0.9)	(6.1)	(7.0)	(0.4)	(7.4)
September 30, 2014	$193.6	$360.4	$554.0	$153.8	$707.8
(1) Includes the reinvestment of dividends and other.

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended September 30, 2015 and 2014, were as follows:

	Equity	Fixed Income	Total Long-Term	Liquidity	Total
September 30, 2014	$193.6	$360.4	$554.0	$153.8	$707.8
Investment funds, excluding liquidity funds
Subscriptions	27.3	38.2	65.5	—	65.5
Redemptions	(35.4)	(27.1)	(62.5)	—	(62.5)
Separate account flows, net	4.4	12.0	16.4	(0.7)	15.7
Liquidity fund flows, net	—	—	—	(25.9)	(25.9)
Net client cash flows	(3.7)	23.1	19.4	(26.6)	(7.2)
Market performance and other(1)	(13.0)	(0.2)	(13.2)	0.3	(12.9)
Impact of foreign exchange	(2.0)	(12.2)	(14.2)	(1.4)	(15.6)
Acquisition (disposition), net(2)	2.7	(2.7)	—	—	—
September 30, 2015	$177.6	$368.4	$546.0	$126.1	$672.1
(1) Includes the reinvestment of dividends and other.
(2) Includes $9.5 billion related to the acquisition of Martin Currie, offset by $9.5 billion related to the disposition of LMIC.

	Equity	Fixed Income	Total Long-Term	Liquidity	Total
September 30, 2013	$169.5	$355.0	$524.5	$131.5	$656.0
Investment funds, excluding liquidity funds
Subscriptions	27.4	30.4	57.8	—	57.8
Redemptions(1)	(31.0)	(25.5)	(56.5)	—	(56.5)
Separate account flows, net	3.1	(3.3)	(0.2)	0.9	0.7
Liquidity fund flows, net	—	—	—	21.4	21.4
Net client cash flows	(0.5)	1.6	1.1	22.3	23.4
Market performance and other(2)	21.0	9.4	30.4	0.3	30.7
Impact of foreign exchange	(0.7)	(6.3)	(7.0)	(0.3)	(7.3)
Acquisition (disposition), net	4.3	0.7	5.0	—	5.0
September 30, 2014	$193.6	$360.4	$554.0	$153.8	$707.8
(1) Fixed income redemptions include $2.6 billion related to a single, low-fee global sovereign mandate client. Assets related to this client were reclassified from AUM to AUA in the three months ended June 30, 2014.
(2) Includes the reinvestment of dividends and other.

AUM at September 30, 2015, decreased $35.7 billion, or 5.0%, from September 30, 2014. Total net client outflows were $7.2 billion, as $26.6 billion of net client outflows from the liquidity asset class were partially offset by $19.4 billion of net client inflows into long-term asset classes. Net long-term asset inflows were comprised of fixed income net inflows of $23.1 billion offset in part by equity net outflows of $3.7 billion. Fixed income net inflows were primarily in products managed by Western Asset and Brandywine. Equity net outflows were primarily in products managed by Royce and were offset in part by equity net inflows in products managed by QS Investors, Brandywine, and ClearBridge. Market performance and other totaled $(12.9) billion and the negative impact of foreign currency exchange rate fluctuations totaled $(15.6) billion. Acquisition (disposition), net, includes $9.5 billion related to the acquisition of Martin Currie offset by $9.5 billion related to the disposition of LMIC.

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

The component changes in our AUM by distribution channel (in billions) for the three months ended September 30, 2015 and 2014, were as follows:

	Global Distribution	Affiliate/Other	Total
June 30, 2015	$268.3	$430.9	$699.2
Net client cash flows, excluding liquidity funds	0.1	2.7	2.8
Liquidity fund flows, net	—	(2.7)	(2.7)
Net client cash flows	0.1	—	0.1
Market performance and other(1)	(18.2)	(4.4)	(22.6)
Impact of foreign exchange	(0.2)	(4.4)	(4.6)
September 30, 2015	$250.0	$422.1	$672.1

(1)	Includes the reinvestment of dividends and other.

	Global Distribution	Affiliate/Other	Total
June 30, 2014	$257.7	$446.6	$704.3
Net client cash flows, excluding liquidity funds	4.4	(3.9)	0.5
Liquidity fund flows, net	—	12.9	12.9
Net client cash flows	4.4	9.0	13.4
Market performance and other(1)	(5.2)	2.7	(2.5)
Impact of foreign exchange	(0.4)	(7.0)	(7.4)
September 30, 2014	$256.5	$451.3	$707.8

(1)	Includes the reinvestment of dividends and other.

Operating Revenue Yield
We calculate operating revenue yields as the ratio of the sum of annualized investment advisory fees, distribution and service fees, and other revenues, less performance fees, to average AUM. Distribution and service fees and other revenues are included in our calculation of operating revenue yields for all periods presented to provide a more accurate representation of our revenue yield trends. For the three months ended September 30, 2015 and 2014, our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 38 basis points and 39 basis points, respectively. Fees for managing equity assets were generally higher, averaging approximately 75 basis points and 80 basis points for the three months ended September 30, 2015 and 2014, respectively. The average fee rate for managing equity assets has decreased over the last year due to a shift in the mix of equity assets from higher fee to lower fee products. This compares to fees for managing fixed income assets, which averaged approximately 30 basis points for the each of the quarters ended September 30, 2015 and 2014, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the quarters ended September 30, 2015 and 2014. Equity assets are primarily managed by ClearBridge, Royce, Brandywine, The Permal Group, Ltd. ("Permal"), QS Investors and Martin Currie; fixed income assets are primarily managed by Western Asset, Brandywine, and Permal; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 50 basis points for each of the quarters ended September 30, 2015 and 2014, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 30 basis points for each of the quarters ended September 30, 2015 and 2014.

Investment Performance
Overall investment performance of our AUM for the three months ended September 30, 2015 and 2014, was mixed compared to relevant benchmarks, reflecting in part challenging equity markets in the three months ended September 30, 2015.

For the three months ended September 30, 2015, U.S. equity indices produced negative returns. The best performing was the NASDAQ Composite, which returned (7.4)% for the three months ended September 30, 2015. These negative returns reflect an economic environment characterized by macro-economic uncertainty and a heightened sensitivity to economic news.

In the fixed income markets, the Federal Reserve held its target and discount rates steady at 0.25% and 0.75%, respectively, signaling a slower pace of normalization than previously expected. The general level of interest rates still increased, bolstered by the strength of the U.S. economy with longer-term yields increasing more than shorter-term yields, resulting in a steeper yield curve. The lowest performing fixed income sector for the quarter ended September 30, 2015 was U.S. High Yield, as measured by the Barclays U.S. High Yield Index which returned (4.9%).  The best performing fixed income sector for the quarter was U.S. Government as measured by the Barclays U.S. Government Index which returned 1.7% for the three months ended September 30, 2015.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of September 30, 2015 and 2014, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2015				As of September 30, 2014
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	44%	84%	85%	88%	83%	85%	88%	92%
Equity:
Large cap	33%	72%	64%	90%	62%	65%	77%	87%
Small cap	16%	14%	28%	52%	49%	30%	28%	63%
Total equity (includes other equity)	40%	66%	61%	81%	57%	58%	63%	81%
Fixed income:
U.S. taxable	22%	91%	93%	85%	90%	93%	94%	93%
U.S. tax-exempt	100%	100%	100%	100%	97%	100%	100%	100%
Global taxable	14%	78%	85%	83%	89%	88%	97%	93%
Total fixed income	24%	88%	91%	85%	90%	92%	95%	94%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of September 30, 2015 and 2014, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2015				As of September 30, 2014
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	48%	55%	67%	62%	60%	58%	57%	68%
Equity:
Large cap	35%	60%	73%	47%	75%	74%	66%	60%
Small cap	9%	9%	16%	58%	32%	20%	20%	70%
Total equity (includes other equity)	33%	45%	56%	50%	51%	51%	47%	62%
Fixed income:
U.S. taxable	78%	82%	87%	82%	80%	87%	91%	82%
U.S. tax-exempt	66%	59%	72%	90%	68%	54%	58%	86%
Global taxable	36%	38%	84%	21%	83%	69%	84%	71%
Total fixed income	67%	69%	82%	80%	77%	72%	78%	83%

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

As of both September 30, 2015 and 2014, approximately 90% of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of both September 30, 2015 and 2014, the U.S. long-term mutual fund assets represented in the data accounted for 20% of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of September 30, 2015, constituted an aggregate of approximately $427 billion, or approximately 64% of our total AUM. The most meaningful exclusion of funds are our fund-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 3% of our total assets under management as of September 30, 2015, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	(7.02)%	14.82%	15.99%	6.84%	11.99%
Russell 3000 Growth		Relative	(10.23)%	1.28%	1.61%	(1.21)%	2.21%
ClearBridge Appreciation Fund	3/10/1970	Absolute	(0.94)%	10.21%	11.76%	6.90%	10.17%
S&P 500		Relative	(0.33)%	(2.19)%	(1.58)%	0.10%	(0.10)%
ClearBridge Dividend Strategy	11/6/1992	Absolute	(4.76)%	8.47%	10.69%	5.32%	8.08%
S&P 500		Relative	(4.15)%	(3.94)%	(2.65)%	(1.48)%	(0.82)%
ClearBridge Value Trust	4/16/1982	Absolute	(8.08)%	11.90%	10.30%	0.69%	11.46%
S&P 500		Relative	(7.47)%	(0.50)%	(3.04)%	(6.11)%	(0.11)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	5.61%	16.51%	15.26%	7.17%	7.74%
Russell 1000 Growth		Relative	2.44%	2.91%	0.79%	(0.92)%	2.12%
ClearBridge All Cap Value	11/12/1981	Absolute	(8.55)%	8.38%	8.70%	4.07%	9.78%
Russell 3000 Value		Relative	(4.33)%	(3.02)%	(3.41)%	(1.61)%	(1.81)%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	(2.91)%	11.39%	12.83%	6.33%	9.46%
Russell 1000 Value		Relative	1.51%	(0.20)%	0.54%	0.62%	(0.50)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	(3.89)%	10.61%	12.26%	n/a	13.04%
Russell 1000 Value		Relative	0.54%	(0.99)%	(0.02)%	n/a	0.76%

Small Cap
Royce Pennsylvania Mutual	6/30/1967	Absolute	(8.30)%	6.97%	8.10%	5.63%	11.39%
Russell 2000		Relative	(9.55)%	(4.06)%	(3.63)%	(0.92)%	n/a
Royce Premier Fund	12/31/1991	Absolute	(10.06)%	5.88%	7.57%	6.96%	11.10%
Russell 2000		Relative	(11.30)%	(5.15)%	(4.16)%	0.41%	1.93%
Royce Total Return Fund	12/15/1993	Absolute	(3.91)%	8.31%	9.07%	5.90%	10.33%
Russell 2000		Relative	(5.15)%	(2.72)%	(2.67)%	(0.65)%	2.00%
CB Small Cap Growth	7/1/1998	Absolute	(3.45)%	9.74%	12.40%	7.43%	9.65%
Russell 2000 Growth		Relative	(7.49)%	(3.10)%	(0.86)%	(0.24)%	3.73%
Royce Special Equity	5/1/1998	Absolute	(4.23)%	5.91%	8.72%	7.37%	8.54%
Russell 2000		Relative	(5.47)%	(5.11)%	(3.02)%	0.82%	1.93%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	2.61%	2.77%	4.46%	5.66%	6.31%
Barclays US Aggregate		Relative	(0.34)%	1.06%	1.36%	1.03%	1.07%
Western Asset Core Bond Fund	9/4/1990	Absolute	3.07%	2.43%	4.17%	5.10%	7.06%
Barclays US Aggregate		Relative	0.13%	0.73%	1.08%	0.46%	0.68%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	(0.91)%	1.56%	2.72%	n/a	4.62%
Barclays US Aggregate		Relative	(3.85)%	(0.15)%	(0.38)%	n/a	(0.31)%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	0.23%	0.70%	1.38%	1.92%	3.66%
Citi Treasury Government/Credit 1-3 YR		Relative	(0.92)%	(0.14)%	0.36%	(0.93)%	(0.69)%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	(1.83)%	(2.09)%	2.01%	3.69%	5.17%
Barclays US TIPS		Relative	(1.00)%	(0.25)%	(0.54)%	(0.32)%	(0.24)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	2.38%	1.83%	3.21%	4.81%	5.93%
Barclays Intermediate Government/Credit		Relative	(0.30)%	0.38%	0.79%	0.64%	0.58%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	8.25%	14.31%	15.39%	n/a	16.64%
BOFAML Floating Rate Home Loan Index		Relative	6.90%	10.06%	10.53%	n/a	10.80%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	0.27%	2.82%	5.16%	4.47%	6.46%
Barclays US Credit		Relative	(1.23)%	0.80%	1.07%	(0.81)%	0.01%
Western Asset High Yield Fund	9/28/2001	Absolute	(6.47)%	2.61%	5.47%	6.12%	7.03%
Barclays US Corp High Yield		Relative	(3.04)%	(0.91)%	(0.68)%	(1.14)%	(1.32)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	—%	0.92%	1.67%	1.60%	2.76%
Citi T-Bill 6-Month		Relative	(0.08)%	0.83%	1.56%	0.20%	(0.12)%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	2.72%	2.86%	4.91%	5.26%	7.86%
Barclays Municipal Bond		Relative	(0.45)%	(0.02)%	0.76%	0.63%	0.50%

Global Taxable
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	(8.06)%	(1.15)%	2.57%	n/a	5.22%
Citi World Government Bond		Relative	(4.23)%	1.70%	2.76%	n/a	2.09%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	(8.81)%	(2.64)%	0.49%	3.47%	4.02%
Citi World Government Bond		Relative	(4.98)%	0.22%	0.67%	0.10%	0.31%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	(5.23)%	(1.21)%	1.15%	3.80%	6.08%
50% Barclays Global Aggregate/ 25% Barclays High Yield 2% Issuer Cap/25% JPM EMBI Plus		Relative	(2.56)%	(1.36)%	(1.85)%	(1.65)%	(0.98)%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	(8.36)%	1.24%	4.18%	4.97%	6.88%
Barclays Global High Yield		Relative	(4.02)%	(2.04)%	(1.60)%	(2.50)%	(2.04)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	(8.05)%	(2.67)%	1.67%	5.48%	9.26%
JPM EMBI Global		Relative	(6.09)%	(3.18)%	(2.73)%	(1.28)%	0.35%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	6.63%	5.62%	7.39%	6.86%	6.49%
UBS Australian Composite Bond Index		Relative	(0.29)%	0.72%	0.75%	0.51%	0.58%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	2.55%	3.67%	n/a	n/a	4.79%
Barclays Global Aggregate Index		Relative	(0.59)%	0.63%	n/a	n/a	0.73%

Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.10%	0.10%	0.14%	1.58%	3.36%
Citi 3-Month T-Bill		Relative	0.08%	0.06%	0.08%	0.32%	0.30%

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
As of September 30, 2015, AUA was $38.0 billion. AUA was primarily comprised of approximately $17 billion related to QS Investors, approximately $10 billion related to Western Asset and approximately $7 billion related to ClearBridge. AUA fee rates vary with the level of non-discretionary service provided and other factors, and our average annualized fee rate related to AUA was approximately 10 basis points for the three months ended September 30, 2015 and was in the low single digit basis points for the three months ended September 30, 2014. The increase in the average fee rate was due to one client redeeming approximately $80 billion of very low fee AUA during the quarter ended March 31, 2015.

Results of Operations
In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment vehicles. The consolidation of these investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in other consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income, net of amounts allocated to noncontrolling interests, if any. See Notes 2, 4, and 13 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment vehicles.

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Investment advisory fees:
Separate accounts	$205.2	$204.8	$0.4	—%
Funds	359.9	389.2	(29.3)	(8)
Performance fees	7.9	14.0	(6.1)	(44)
Distribution and service fees	99.6	94.5	5.1	5
Other	0.5	1.4	(0.9)	(64)
Total Operating Revenues	$673.1	$703.9	$(30.8)	(4)%

Total operating revenues for the three months ended September 30, 2015, were $673.1 million, a decrease of 4% from $703.9 million for the three months ended September 30, 2014, primarily due to the impact of a reduction in our operating revenue yield, less performance fees, from 39 basis points to 38 basis points, as well as a decrease in performance fees. Although equity and fixed income AUM together comprised a slightly higher percentage of our total average AUM for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, our operating revenue yield, less performance fees, declined due to a less favorable product mix, with lower yielding products comprising a higher percentage of our total average AUM for the three months ended September 30, 2015, as compared to September 30, 2014.

Investment advisory fees from separate accounts remained relatively flat at $205.2 million, as compared to $204.8 million for the three months ended September 30, 2014, as increases of $6.0 million due to the acquisition of Martin Currie in October 2014, $2.3 million due to higher average fixed income assets managed by Brandywine, $2.1 million due to higher average equity assets managed by ClearBridge and Brandywine, and $1.3 million due to higher average assets managed by Permal, were substantially offset by a decrease of $11.4 million due to the sale of LMIC in November 2014.

Investment advisory fees from funds decreased $29.3 million, or 8%, to $359.9 million, as compared to $389.2 million for the three months ended September 30, 2014. Of this decrease, $27.4 million was due to lower average equity assets managed by Royce, $10.7 million was due to lower average assets managed by Permal and $3.0 million was due to lower average liquidity assets managed by Western Asset. These decreases were offset in part by an increase of $6.5 million due to the acquisition of Martin Currie in October 2014 and $4.7 million due to higher average fixed income assets managed by Brandywine.

Of our total AUM as of September 30, 2015 and 2014, approximately 7% and 6%, respectively, was in accounts that were eligible to earn performance fees. Investment advisory performance fees decreased $6.1 million, or 44%, to $7.9 million, as compared to $14.0 million for the three months ended September 30, 2014, primarily due to lower fees earned on assets managed by Permal, Brandywine, and Western Asset, offset in part by fees earned by Martin Currie, which was acquired in October 2014.

Distribution and service fees increased $5.1 million, or 5%, to $99.6 million, as compared to $94.5 million for the three months ended September 30, 2014, primarily due to the impact of decreased fee waivers related to liquidity funds managed by Western Asset, offset in part by a decline in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Compensation and benefits	$282.4	$303.9	$(21.5)	(7)%
Distribution and servicing	138.9	155.1	(16.2)	(10)
Communications and technology	49.9	44.6	5.3	12
Occupancy	25.7	22.7	3.0	13
Amortization of intangible assets	0.7	0.5	0.2	40
Other	42.5	46.7	(4.2)	(9)
Total Operating Expenses	$540.1	$573.5	$(33.4)	(6)%

Operating expenses for the three months ended September 30, 2015 and 2014, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period. The remaining operating expenses are comprised of corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the three months ended September 30 were as follows:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Salaries and incentives	$235.0	$249.0	$(14.0)	(6)%
Benefits and payroll taxes (including deferred compensation)	52.7	47.7	5.0	10
Transition costs and severance	0.2	7.6	(7.4)	(97)
Losses on deferred compensation and seed capital investments	(5.5)	(0.4)	(5.1)	n/m
Compensation and benefits	$282.4	$303.9	$(21.5)	(7)%
n/m - not meaningful

Compensation and benefits decreased 7% to $282.4 million for the three months ended September 30, 2015, as compared to $303.9 million for the three months ended September 30, 2014, as a result of the following:

•
Salaries and incentives decreased $14.0 million, to $235.0 million, as compared to $249.0 million for the three months ended September 30, 2014, principally due to a decrease of $12.9 million in net compensation at investment affiliates, which was driven by the impact of decreased operating revenues at certain revenue share-based affiliates and the sale of LMIC in November 2014, offset in part by the acquisition of Martin Currie in October 2014.

•
Benefits and payroll taxes increased $5.0 million, to $52.7 million, as compared to $47.7 million for the three months ended September 30, 2014, primarily due to an increase in costs associated with certain employee benefit plans.

•
Transition costs and severance decreased $7.4 million, to $0.2 million, as compared to $7.6 million for the three months ended September 30, 2014, primarily due to compensation costs recognized in the prior year period associated with the integration of Batterymarch Financial Management, Inc. ("Batterymarch") and Legg Mason Global Asset Allocation, LLC ("LMGAA") into QS Investors.

Compensation as a percentage of operating revenues decreased to 42.0% from 43.2%, primarily due to the impact of compensation decreases related to net market losses on assets invested for deferred compensation plans and seed capital investments and the impact of additional compensation costs recognized in the prior year period related to the integration of Batterymarch and LMGAA into QS Investors.

Distribution and servicing expenses decreased 10% to $138.9 million, as compared to $155.1 million for the three months ended September 30, 2014, primarily related to the impact of lower average AUM in certain products for which we pay fees to third-party distributors and $4.4 million of structuring fees related to a closed-end fund launch in the three months ended September 30, 2014.

Communications and technology expense increased 12% to $49.9 million, as compared to $44.6 million for the three months ended September 30, 2014, primarily as a result of an increase in technology consulting and license fees for software products.

Occupancy expense increased 13% to $25.7 million, as compared to $22.7 million for the three months ended September 30, 2014, primarily due to $4.5 million of reductions in lease reserves recorded in the prior year period.

Amortization of intangible assets increased 40% to $0.7 million, as compared to $0.5 million for the three months ended September 30, 2014, primarily due to additional amortization expense related to the acquisition Martin Currie in October 2014, offset in part by certain management contracts becoming fully amortized in October 2014.

Other expenses decreased $4.2 million, or 9%, to $42.5 million, as compared to $46.7 million for the three months ended September 30, 2014, primarily due to a $5.5 million decrease in expense reimbursements paid to certain mutual funds.

Non-Operating Income (Expense)
The components of Total Other Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Interest income	$1.2	$1.7	$(0.5)	(29)%
Interest expense	(13.3)	(15.0)	1.7	(11)
Other expense, net, including $107.1 million debt extinguishment loss in July 2014	(28.1)	(108.2)	80.1	(74)
Other non-operating loss of consolidated investment vehicles, net	(2.3)	—	(2.3)	n/m
Total Other Non-Operating Income (Expense)	$(42.5)	$(121.5)	$79.0	(65)%
n/m - not meaningful

Interest income decreased 29% to $1.2 million, as compared to $1.7 million for the three months ended September 30, 2014, primarily due to lower average yields earned on investment balances.

Interest expense decreased 11% to $13.3 million, as compared to $15.0 million for the three months ended September 30, 2014, primarily due to the impact of refinancing our 5.5% Senior Notes, which was finalized in July 2014.

Other expense, net, decreased $80.1 million, to $28.1 million, as compared to $108.2 million for the three months ended September 30, 2014. This decrease was primarily due to a $107.1 million charge recognized in the three months ended September 30, 2014 in connection with the refinancing of the 5.5% Senior Notes, offset in part by an increase of $10.8 million in net market losses on corporate investments, which are not offset by a corresponding decrease in compensation expense, and an $11.1 million loss on a foreign currency forward contract related to the October 2015 acquisition of RARE Infrastructure.

Other non-operating loss of consolidated investment vehicles ("CIVs"), net, increased $2.3 million, due to net market losses on investments of certain CIVs.

Income Tax Provision
The provision for income taxes was $27.6 million for the three months ended September 30, 2015, as compared to $3.8 million for the three months ended September 30, 2014. The effective tax rate was 30.5% for the three months ended September 30, 2015, as compared to 43.1% for the three months ended September 30, 2014. The decrease in the effective tax rate for the three months ended September 30, 2015, was primarily attributable to a tax benefit of $7.0 million, which resulted from reserve adjustments related to the conclusion of certain tax examinations, and impacted the effective tax rate by 7.8 percentage points, as well as the impact of the effective tax rate relative to the lower level of pre-tax income in the prior year period. CIVs increased the effective tax rate by 0.5 percentage points and 0.3 percentage points for the three months ended September 30, 2015 and 2014, respectively.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2015, totaled $64.3 million, or $0.58 per diluted share, as compared to $4.9 million, or $0.04 per diluted share, in the three months ended September 30, 2014. The increase was primarily attributable to the non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) recognized in the three months ended September 30, 2014, in connection with the refinancing of the 5.5% Senior Notes. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share for the three months ended September 30, 2015, benefited from a reduction in weighted-average shares outstanding as a result of share repurchases.  Operating margin was 19.8% for the three months ended September 30, 2015, as compared to 18.5% for the three months ended September 30, 2014.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information below) increased to $99.1 million, or $0.89 per diluted share, for the three months ended September 30, 2015, from $40.6 million, or $0.35 per diluted share, for the three months ended September 30, 2014, primarily due to the non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) recognized in the three months ended September 30, 2014, in connection with the refinancing of the 5.5% Senior Notes. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended September 30, 2015 and 2014, was 24.0% and 23.8%, respectively. Operating Margin, as Adjusted, for the three months ended September 30, 2014, was reduced by 1.6 percentage points due to costs associated with the integration of Batterymarch and LMGAA into QS Investors and various other corporate initiatives and by 0.8 percentage points due to structuring fees related to a closed-end fund launch during that period.

Six Months Ended September 30, 2015, Compared to Six Months Ended September 30, 2014

Assets Under Management

Assets Under Management
The components of the changes in our AUM (in billions) for the six months ended September 30, were as follows:

	2015	2014
Beginning of period	$702.7	$701.8
Investment funds, excluding liquidity funds(1)
Subscriptions	25.6	32.3
Redemptions	(30.3)	(29.1)
Long-term separate account flows, net	9.1	(1.8)
Total long-term flows	4.4	1.4
Liquidity fund flows, net	(0.7)	3.9
Liquidity separate account flows, net	—	(0.2)
Total liquidity flows	(0.7)	3.7
Total net client cash flows	3.7	5.1
Market performance and other(2)	(31.4)	1.7
Impact of foreign exchange	(2.9)	(5.8)
Acquisitions (dispositions), net(3)	—	5.0
End of period	$672.1	$707.8
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Includes the reclassification of $12.8 billion of client assets from AUM to AUA in the six months ended September 30, 2014, the reinvestment of dividends and other.

(3)	Includes $5.0 million related to the acquisition of QS Investors during the six months ended September 30, 2014.

AUM at September 30, 2015, was $672.1 billion, a decrease of $30.6 billion, or 4.4%, from March 31, 2015. Total net client inflows were $3.7 billion, with $4.4 billion net client inflows into long-term asset classes partially offset by $0.7 billion of net client outflows from liquidity asset classes. Net long-term asset inflows were driven by fixed income net inflows of $5.6 billion offset in part by equity net outflows of $1.2 billion. Fixed income net inflows were primarily in products managed by Brandywine and Western Asset. Equity net outflows were primarily in products managed by Royce and ClearBridge and were offset in part by equity net inflows in products managed by QS Investors and Brandywine. Market performance and other was $(31.4) billion and the negative impact of foreign currency exchange rate fluctuations was $(2.9) billion.

Average AUM by asset class (in billions) for the six months ended September 30 were as follows:

	2015	% of Total	2014	% of Total	% Change
Equity	$194.3	28%	$191.4	28%	2%
Fixed Income	373.5	54	363.4	52	3
Total long-term assets	567.8	82	554.8	80	2
Liquidity	127.2	18	142.0	20	(10)
Total	$695.0	100%	$696.8	100%	—%

The component changes in our AUM by asset class (in billions) for the six months ended September 30, 2015 and 2014, were as follows:

	Equity	Fixed Income	Total Long-Term	Liquidity	Total
March 31, 2015	$199.4	$376.1	$575.5	$127.2	$702.7
Investment funds, excluding liquidity funds
Subscriptions	11.5	14.1	25.6	—	25.6
Redemptions	(17.4)	(12.9)	(30.3)	—	(30.3)
Separate account flows, net	4.7	4.4	9.1	—	9.1
Liquidity fund flows, net	—	—	—	(0.7)	(0.7)
Net client cash flows	(1.2)	5.6	4.4	(0.7)	3.7
Market performance and other(1)	(20.5)	(11.1)	(31.6)	0.2	(31.4)
Impact of foreign exchange	(0.1)	(2.2)	(2.3)	(0.6)	(2.9)
September 30, 2015	$177.6	$368.4	$546.0	$126.1	$672.1

(1)	Includes the reinvestment of dividends and other.

	Equity	Fixed Income	Total Long-Term	Liquidity	Total
March 31, 2014	$186.4	$365.2	$551.6	$150.2	$701.8
Investment funds, excluding liquidity funds
Subscriptions	13.7	18.6	32.3	—	32.3
Redemptions	(15.8)	(13.3)	(29.1)	—	(29.1)
Separate account flows, net	1.9	(3.7)	(1.8)	(0.2)	(2.0)
Liquidity fund flows, net	—	—	—	3.9	3.9
Net client cash flows	(0.2)	1.6	1.4	3.7	5.1
Market performance and other(1)	3.8	(2.3)	1.5	0.2	1.7
Impact of foreign exchange	(0.7)	(4.8)	(5.5)	(0.3)	(5.8)
Acquisition	4.3	0.7	5.0	—	5.0
September 30, 2014	$193.6	$360.4	$554.0	$153.8	$707.8

(1)	Includes the reclassification of $12.8 billion of client assets from AUM to AUA for the six months ended September 30, 2014, the reinvestment of dividends and other.

AUM by Distribution Channel
The component changes in our AUM by distribution channel (in billions) for the six months ended September 30, 2015 and 2014, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2015	$270.0	$432.7	$702.7
Net client cash flows, excluding liquidity funds	0.4	4.0	4.4
Liquidity fund flows, net	—	(0.7)	(0.7)
Net client cash flows	0.4	3.3	3.7
Market performance and other(1)	(19.4)	(12.0)	(31.4)
Impact of foreign exchange	(1.0)	(1.9)	(2.9)
September 30, 2015	$250.0	$422.1	$672.1

(1)	Includes the reinvestment of dividends and other.

	Global Distribution	Affiliate/Other	Total
March 31, 2014	$247.4	$454.4	$701.8
Net client cash flows, excluding liquidity funds	5.8	(4.6)	1.2
Liquidity fund flows, net	—	3.9	3.9
Net client cash flows	5.8	(0.7)	5.1
Market performance and other(1)	3.2	(1.5)	1.7
Impact of foreign exchange	0.1	(5.9)	(5.8)
Acquisition(2)	—	5.0	5.0
September 30, 2014	$256.5	$451.3	$707.8

(1)	Includes the reinvestment of dividends and other.

(2)	Includes $5.0 billion related to the acquisition of QS Investors.

Results of Operations

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2015	2014	$ Change	% Change
Investment advisory fees:
Separate accounts	$413.3	$409.5	$3.8	1%
Funds	744.2	770.9	(26.7)	(3)
Performance fees	26.5	30.3	(3.8)	(13)
Distribution and service fees	196.5	184.2	12.3	7
Other	1.2	2.9	(1.7)	(59)
Total Operating Revenues	$1,381.7	$1,397.8	$(16.1)	(1)%

Total operating revenues for the six months ended September 30, 2015, were $1.38 billion, a decrease of 1% from $1.40 billion for the six months ended September 30, 2014, despite a 2% increase in average long-term AUM. Although equity and fixed income AUM together comprised a slightly higher percentage of our total average AUM for the six months ended September 30, 2015 compared to the six months ended September 30, 2014, our operating revenue yield, less performance fees, was 39 basis points in each period due to a less favorable product mix, with lower yielding products comprising a higher percentage of our total average AUM, for the six months ended September 30, 2015, as compared to the six months ended September 30, 2014.

Investment advisory fees from separate accounts increased $3.8 million, or 1%, to $413.3 million, as compared to $409.5 million for the six months ended September 30, 2014. Of this increase, $13.6 million was related to Martin Currie, which was acquired in October 2014, $6.3 million was the result of higher average equity assets managed by ClearBridge and Brandywine and $5.0 million was due to higher average fixed income assets managed by Brandywine. These increases were offset in part by a decrease of $22.9 million due to the sale of LMIC in November 2014.

Investment advisory fees from funds decreased $26.7 million, or 3%, to $744.2 million, as compared to $770.9 million for the six months ended September 30, 2014. Of this decrease, $53.0 million was due to lower average equity assets managed by Royce and a smaller non-U.S. affiliate, $20.8 million was due to lower average assets managed by Permal, and $4.0 million was due to lower average liquidity assets managed by Western Asset. These decreases were offset in part by an increase of $22.1 million due to higher average fixed income assets managed by Western Asset and Brandywine, $16.8 million due to higher average equity assets managed by ClearBridge and $13.7 million due to the acquisition of Martin Currie in October 2014.

Investment advisory performance fees decreased $3.8 million, or 13%, to $26.5 million, as compared to $30.3 million for the six months ended September 30, 2014, primarily due to lower fees earned on assets managed by Permal.

Distribution and service fees increased $12.3 million, or 7%, to $196.5 million, as compared to $184.2 million for the six months ended September 30, 2014, primarily due to a decrease in fee waivers related to liquidity funds managed by Western and a $6.4 million increase in advisement fees associated with our AUA, offset in part by a decline in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2015	2014	$ Change	% Change
Compensation and benefits	$597.5	$609.4	$(11.9)	(2)%
Distribution and servicing	288.2	303.8	(15.6)	(5)
Communications and technology	98.5	86.5	12.0	14
Occupancy	51.7	49.7	2.0	4
Amortization of intangible assets	1.4	1.4	—	—
Other	86.9	97.1	(10.2)	(11)
Total Operating Expenses	$1,124.2	$1,147.9	$(23.7)	(2)%

Operating expenses for the six months ended September 30, 2015 and 2014, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each year. The remaining operating expenses are comprised of corporate and distribution costs.

The components of Compensation and benefits (in millions) for the six months ended September 30 were as follows:

	Six Months Ended September 30,
	2015	2014	$ Change	% Change
Salaries and incentives	$474.6	$472.7	$1.9	—%
Benefits and payroll taxes (including deferred compensation)	125.4	111.2	14.2	13
Transition costs and severance	1.8	21.4	(19.6)	(92)
Gains (losses) on deferred compensation and seed capital investments	(4.3)	4.1	(8.4)	n/m
Compensation and benefits	$597.5	$609.4	$(11.9)	(2)%
n/m - not meaningful

Compensation and benefits decreased 2% to $597.5 million for the six months ended September 30, 2015, as compared to $609.4 million for the six months ended September 30, 2014, as a result of the following:

•
Salaries and incentives increased $1.9 million, to $474.6 million, as compared to $472.7 million for the six months ended September 30, 2014, primarily due to an increase of $2.3 million in sales-based incentive compensation expense for distribution personnel, offset in part by a $1.8 million decrease in net compensation at investment affiliates. The decrease in net compensation expense at investment affiliates was primarily the result of the sale of LMIC in November 2014 and a reduction in operating revenue at revenue share-based affiliates, which creates an offsetting decrease in compensation per applicable revenue share agreements, offset in part by the acquisition of Martin Currie in October 2014.

•
Benefits and payroll taxes increased $14.2 million to $125.4 million, as compared to $111.2 million for the six months ended September 30, 2014, primarily as a result of an increase in costs associated with certain employee benefit plans.

•
Transition costs and severance decreased $19.6 million, to $1.8 million, as compared to $21.4 million for the six months ended September 30, 2014, primarily due to compensation costs recognized in the prior year period associated with the integration of Batterymarch and LMGAA into QS Investors.

Compensation as a percentage of operating revenues decreased to 43.2% from 43.6%, primarily due to the impact of additional compensation costs recognized in the six months ended September 30, 2014, related to the integration of Batterymarch and LMGAA into QS Investors and the impact of compensation decreases related to net market losses on assets invested for deferred compensation plans, offset in part by the impact of the acquisition of Martin Currie in October 2014.

Distribution and servicing expenses decreased 5% to $288.2 million, as compared to $303.8 million for the six months ended September 30, 2014, primarily due to the impact of lower average AUM in certain products for which we pay fees to third-party distributors and $4.4 million of structuring fees related to a closed-end fund launch during the prior year period.

Communications and technology expense increased 14% to $98.5 million, as compared to $86.5 million for the six months ended September 30, 2014, as a result of an increase in technology consulting, the addition of Martin Currie, which was acquired in October 2014, and an increase in license fees for software products.

Occupancy expense increased 4% to $51.7 million, as compared to $49.7 million for the six months ended September 30, 2014, primarily due to reductions in lease reserves of $4.5 million recorded during the six months ended September 30, 2014, offset in part by the acceleration of $1.3 million of depreciation on certain assets in the prior year period in connection with the integration of Batterymarch and LMGAA into QS Investors.

Amortization of intangible assets remained flat at $1.4 million, as decreases due to certain management contracts becoming fully amortized in October 2014 and the sale of LMIC, were offset by additional amortization expense related to the acquisitions of QS Investors and Martin Currie.

Other expenses decreased 11% to $86.9 million, as compared to $97.1 million for the six months ended September 30, 2014, primarily due to an $11.8 million decrease in expense reimbursements paid to certain mutual funds.

Non-Operating Income (Expense)
The components of Total Other Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2015	2014	$ Change	% Change
Interest income	$2.5	$4.2	$(1.7)	(40)%
Interest expense	(25.2)	(32.0)	6.8	(21)
Other expense, net, including $107.1 million debt extinguishment loss in July 2014	(22.4)	(101.9)	79.5	(78)
Other non-operating income (expense) of consolidated investment vehicles, net	(1.9)	2.9	(4.8)	n/m
Total Other Non-Operating Income (Expense)	$(47.0)	$(126.8)	$79.8	(63)%
n/m - not meaningful

Interest income decreased 40% to $2.5 million, as compared to $4.2 million for the six months ended September 30, 2014, primarily due to the impact of lower average interest-bearing investment balances in the six months ended September 30, 2015, and $0.7 million of interest income received in the six months ended September 30, 2014 in connection with a tax refund.

Interest expense decreased 21% to $25.2 million, as compared to $32.0 million for the six months ended September 30, 2014, primarily due to the impact of refinancing our 5.5% Senior Notes, which was finalized in July 2014.

Other expense, net, decreased $79.5 million, to $22.4 million, as compared to $101.9 million for the six months ended September 30, 2014. This decrease was primarily due to a $107.1 million charge recognized in the six months ended September 30, 2014 in connection with the refinancing of the 5.5% Senior Notes, which was offset in part by an $11.1 million loss on a foreign currency forward contract related to the October 2015 acquisition of RARE Infrastructure, and an increase of $8.1 million in net market losses on corporate investments, which are not offset by a corresponding decrease in compensation expense.

Other non-operating income (expense) of CIVs, net, decreased $4.8 million to expense of $1.9 million, as compared to income of $2.9 million for the six months ended September 30, 2014, primarily due to the deconsolidation of a CIV during the quarter ended March 31, 2015, and net market losses on investments of certain CIVs.

Income Tax Provision
For the six months ended September 30, 2015, the provision for income taxes was $52.7 million, as compared to $44.5 million in the six months ended September 30, 2014.  The effective tax rate was 25.0% for the six months ended September 30, 2015, as compared to 36.1% for the six months ended September 30, 2014.  The decrease in the effective tax rate for the six months ended September 30, 2015, was primarily attributable to $18.0 million of income tax benefits, which resulted from an increase in the value of deferred tax assets, primarily due to changes in the New York City tax code, and impacted the effective tax rate by 8.4 percentage points, and a tax benefit of $7.0 million, which resulted from reserve adjustments related to the conclusion of certain tax examinations, and impacted the effective tax rate by 3.3 percentage points. The impact of CIVs increased the effective tax rate by 0.1 percentage points for the six months ended September 30, 2015 and decreased the effective tax rate by 0.4 percentage points for the six months ended September 30, 2014.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the six months ended September 30, 2015, totaled $158.9 million, or $1.42 per diluted share, as compared to $77.1 million, or $0.66 per diluted share, in the six months ended September 30, 2014.  The increase was primarily attributable to the non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) recognized in the six months ended September 30, 2014, in connection with the refinancing of the 5.5% Senior Notes. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share for the six months ended

September 30, 2015, benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 18.6% for the six months ended September 30, 2015, as compared to 17.9% for the six months ended September 30, 2014.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information below) increased to $228.4 million, or $2.03 per diluted share, for the six months ended September 30, 2015, from $147.8 million, or $1.26 per diluted share, for the six months ended September 30, 2014, primarily due to the non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) related to the refinancing of the 5.5% Senior Notes. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the six months ended September 30, 2015 and 2014, was 23.3% and 23.4%, respectively. Operating Margin, as Adjusted, for the six months ended September 30, 2014, was reduced by 2.1 percentage points due to costs associated with the integration of Batterymarch and LMGAA over time into QS Investors and various other corporate initiatives and by 0.4 percentage points due to costs related to a closed-end fund launch during that period.

Quarter Ended September 30, 2015, Compared to Quarter Ended June 30, 2015

Results of Operations
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2015, was $64.3 million, or $0.58 per diluted share, as compared to $94.5 million, or $0.84 per diluted share, in the three months ended June 30, 2015. The decrease was primarily attributable to an increase of $16.1 million in net market losses on corporate investments, which are not offset by a corresponding decrease in compensation expense, and an $11.1 million loss on a foreign currency forward contract related to the October 2015 acquisition of RARE Infrastructure. In addition, Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2015, included a tax benefit of $7.0 million, resulting from reserve adjustments related to the conclusion of certain tax examinations, while the three months ended June 30, 2015, included a non-cash income tax benefit of $18.0 million resulting from an increase in the value of our deferred tax assets, primarily due to changes in the New York City tax code.

Operating revenues decreased to $673.1 million in the three months ended September 30, 2015, as compared to $708.7 million in the three months ended June 30, 2015. The decrease in operating revenues was primarily due to a 3% decrease in average long-term AUM, a less favorable product mix, and a decrease in performance fees.

Operating expenses decreased $44.1 million, to $540.1 million for the three months ended September 30, 2015, as compared to $584.1 million for the three months ended June 30, 2015, primarily due to a reduction in net compensation expense at investment affiliates, driven by lower revenues at revenue share-based affiliates. The impact of the acceleration of deferred compensation for retirement-eligible employees and seasonal benefit costs, both of which occurred in the three months ended June 30, 2015, also contributed to the decrease.

Other non-operating expense, net, increased $38.0 million, to $42.5 million for the three months ended September 30, 2015, as compared to $4.5 million for the three months ended June 30, 2015, primarily as a result of the previously discussed net market losses on corporate investments and loss on a foreign currency forward contract related to the acquisition of RARE Infrastructure. Net market losses on assets invested for deferred compensation plans and seed capital investments, which are partially offset by corresponding decreases in compensation expense, also contributed to the increase.

Operating margin was 19.8% for the three months ended September 30, 2015, as compared to 17.6% for the three months ended June 30, 2015.

Adjusted Income (see Supplemental Non-GAAP Financial Information below) was $99.1 million, or $0.89 per diluted share, for the three months ended September 30, 2015, as compared to $129.3 million, or $1.14 per diluted share, for the three months ended June 30, 2015. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended September 30, 2015, and June 30, 2015, was 24.0% and 22.6%, respectively.

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

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014
Net Income Attributable to Legg Mason, Inc.	$64,319	$94,548	$4,897
Plus:
Amortization of intangible assets	670	657	464
Deferred tax amortization benefit on intangible assets	34,116	34,121	35,225
Adjusted Income	$99,105	$129,326	$40,586
Net Income per diluted share Attributable to Legg Mason, Inc. common shareholders	$0.58	$0.84	$0.04
Plus:(1)
Amortization of intangible assets	—	—	—
Deferred tax amortization benefit on intangible assets	0.31	0.30	0.31
Adjusted Income per diluted share	$0.89	$1.14	$0.35

	Six Months Ended September 30,
	2015	2014
Net Income Attributable to Legg Mason, Inc.	$158,867	$77,085
Plus:
Amortization of intangible assets	1,327	1,359
Deferred tax amortization benefit on intangible assets	68,237	69,369
Adjusted Income	$228,431	$147,813
Net Income per diluted share Attributable to Legg Mason, Inc. common shareholders	$1.42	$0.66
Plus:(1)
Amortization of intangible assets	—	0.01
Deferred tax amortization benefit on intangible assets	0.61	0.59
Adjusted Income per diluted share	$2.03	$1.26
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

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, amortization related to intangible assets, income (loss) of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as "Operating Revenues, as Adjusted." The compensation items are removed from Operating Income in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income Attributable to Legg Mason, Inc. We adjust for the impact of the amortization of management contract assets and the impact of fair value adjustments of contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Impairment charges and income (loss) of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted, in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Operating Revenues, as Adjusted, also includes our advisory revenues we receive from CIVs that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities. It excludes items that have no impact on Net Income Attributable to Legg Mason, Inc. and indicates what our operating margin would have been without distribution revenues that are passed through to third parties as a direct cost of selling our products, amortization related to intangible assets, changes in the fair value of contingent consideration liabilities, impairment charges, and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net Income Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014
Operating Revenues, GAAP basis	$673,086	$708,650	$703,895
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	82	85	184
Distribution and servicing expense excluding consolidated investment vehicles	(138,920)	(149,280)	(155,090)
Operating Revenues, as Adjusted	$534,248	$559,455	$548,989

Operating Income, GAAP basis	$133,030	$124,543	$130,355
Plus (less):
Gains (losses) on deferred compensation and seed investments	(5,499)	1,210	(374)
Amortization of intangible assets	670	657	464
Operating income of consolidated investment vehicles, net	115	105	238
Operating Income, as Adjusted	$128,316	$126,515	$130,683

Operating Margin, GAAP basis	19.8%	17.6%	18.5%
Operating Margin, as Adjusted	24.0	22.6	23.8

	Six Months Ended September 30,
	2015	2014
Operating Revenues, GAAP basis	$1,381,736	$1,397,776
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	167	367
Distribution and servicing expense excluding consolidated investment vehicles	(288,200)	(303,791)
Operating Revenues, as Adjusted	$1,093,703	$1,094,352

Operating Income, GAAP basis	$257,573	$249,901
Plus:
Gains on deferred compensation and seed investments	(4,289)	4,075
Amortization of intangible assets	1,327	1,359
Operating income of consolidated investment vehicles, net	220	441
Operating Income, as Adjusted	$254,831	$255,776

Operating Margin, GAAP basis	18.6%	17.9%
Operating Margin, as Adjusted	23.3	23.4

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At September 30, 2015, cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.6 billion, $6.9 billion, $1.1 billion and $4.5 billion, respectively. Total assets include amounts related to CIVs of $0.1 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows for the six months ended September 30 (in millions):

	2015	2014
Cash flows provided by operating activities	$151.7	$131.6
Cash flows provided by (used in) investing activities	8.0	(28.1)
Cash flows used in financing activities	(202.8)	(290.1)
Effect of exchange rate changes	(7.6)	(12.4)
Net change in cash and cash equivalents	(50.7)	(199.0)
Cash and cash equivalents, beginning of period	669.6	858.0
Cash and cash equivalents, end of period	$618.9	$659.0

Cash inflows provided by operating activities during the six months ended September 30, 2015, were $151.7 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net annual payments for accrued and deferred compensation. Cash inflows provided by operating activities during the six months ended September 30, 2014, were $131.6 million, primarily related to net sales of trading and other current investments and Net Income, adjusted for non-cash items, offset in part by net annual payments for accrued and deferred compensation.

Cash inflows provided by investing activities during the six months ended September 30, 2015, were $8.0 million, related to the change in restricted cash and the proceeds from the sale and maturities of investments, substantially offset by payments made for fixed assets of $19.9 million. Cash outflows used in investing activities during the six months ended September 30, 2014, were $28.1 million, primarily related to payments made for fixed assets of $20.6 million, and the acquisition of QS Investors.

Cash outflows from financing activities during the six months ended September 30, 2015, were $202.8 million, primarily related to the repurchase of 3.2 million shares of our common stock for $158.0 million, dividends paid of $40.4 million, and the payment of $22.8 million of contingent consideration related to the Fauchier acquisition, offset in part by subscriptions received from noncontrolling interests of $33.1 million. Cash outflows used in financing activities during the six months ended September 30, 2014, were $290.1 million, primarily related to the repayment of long-term debt of $645.6 million, the repurchase of 3.7 million shares of our common stock for $180.0 million, the repayment of long-term debt of CIVs of $79.2 million, and dividends paid of $34.8 million, offset in part by the proceeds from the issuance of $658.8 million of long-term debt.

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

We expect that over the next 12 months cash generated from our operating activities and available cash on hand will be adequate to support our operating and investing cash needs, other than acquisitions, and planned share repurchases, as discussed below. We expect to raise debt to replenish cash used for the RARE Infrastructure purchase price. We utilized $40 million of net borrowing capacity under our revolving credit facility to complete the acquisition of RARE Infrastructure in October 2015, and would likely need to raise financing, potentially by utilizing additional borrowings under our revolving credit facility, to complete any other acquisitions. We may also utilize our other available resources for any number of potential activities, including, but not limited to, acquisitions, seed capital investments in new products, repurchase of shares of our common stock, repayment of outstanding debt, or payment of increased dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

On October 21, 2015, Legg Mason acquired a majority interest in RARE Infrastructure. The acquisition required an initial cash payment of approximately $214 million (using the foreign exchange rate as of October 21, 2015 for the 296 million Australian dollars per the contract), which was funded with $40 million of net borrowings under our previously undrawn revolving credit facility, as well as existing cash resources. In addition, contingent consideration may be due March 31, 2017 and March 31, 2018, aggregating up to approximately $74 million (using the foreign exchange rate as of September 30, 2015 for the maximum 106 million Australian dollars per the contract), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. Noncontrolling interests of 25% are subject to put and call provisions, as further described in Note 14 of Notes to Consolidated Financial Statements.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. Contingent consideration payments may be due on the March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $491 million (using the foreign exchange rate as of September 30, 2015 for the maximum £325 million contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2016, 2017, and 2018. The Contingent consideration liability established at closing had an acquisition date fair value of $75.2 million (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of September 30, 2015, the fair value of the Contingent consideration liability was $71.5 million, an increase of $1.4 million from March 31, 2015, all of which was attributable to changes in the exchange rate, net of accretion. Of the $71.5 million Contingent consideration liability, $10.6 million relates to the first anniversary payment due on March 31, 2016. In addition, Martin Currie and the trustees of the pension plan referenced above have recently received a notice that the Pensions Regulator in the U.K. is reviewing the plan’s current structure and funding status. While the review is just commencing, there can be no assurance that the review will not result in accelerated funding.

Effective May 31, 2014, we completed the acquisition of QS Investors. The transaction included an initial cash payment of $11 million, which was funded from existing cash resources. In July 2016, we may be required to pay up to $10 million for the second anniversary contingent consideration, with the amount of the payment dependent on the achievement of certain net revenue targets. We intend to fund any amount due with existing resources. In addition, contingent consideration of up to $20 million for the fourth anniversary payment may be due in July 2018, also dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall. The Contingent consideration liability established at closing had an acquisition date fair value of $13.4 million, and has accreted to $13.6 million as of both September 30, 2015 and March 31, 2015. Of the $13.6 million, $2.7 relates to the second anniversary payment.

In March 2013, we completed the acquisition of all of the outstanding share capital of Fauchier. In May 2015, we paid $22.8 million for the second anniversary contingent consideration, which was funded from existing cash resources. Additional contingent consideration of up to approximately $30 million (using the exchange rate as of September 30, 2015, for the £20 million maximum contractual amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs. As of September 30, 2015, the fair value of the Contingent consideration liability was $5.1 million, a decrease of $22.0 million from March 31, 2015, which reflects the payment discussed above, offset in part by changes in the exchange rate, net of accretion. We have executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated.

See Note 14 of Notes to Consolidated Financial Statements for additional information regarding the acquisition of RARE Infrastructure and Notes 3 and 9 of Notes to Consolidated Financial Statements for additional information regarding the acquisitions of Martin Currie, QS Investors and Fauchier.

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

As of September 30, 2015, we had approximately $340 million in cash and cash equivalents in excess of our working capital requirements. Other than for acquisitions (including RARE Infrastructure), as described above, we currently project that our cash flows from operating activities will be sufficient to fund our present and foreseeable, near-term liquidity needs. As previously discussed, we intend to utilize up to $90 million of cash generated from future operations to purchase shares of our common stock during each quarter of the year ending March 31, 2016, subject to market conditions and other cash needs. After drawing $40 million on our revolving credit facilities in October 2015, in connection with the acquisition of RARE Infrastructure, we have approximately $710 million of available borrowing capacity under our revolving credit facilities, which expire in June 2017. We do not currently expect to raise incremental debt or equity financing over the next 12 months, other than to fund one or more acquisitions and replenish cash used for the RARE acquisition, as discussed above. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts under our revolving credit facility, such as an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing future share repurchases, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

Our liquid assets include cash, cash equivalents, and certain current investment securities. At September 30, 2015, our total liquid assets of approximately $0.9 billion included $345 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries are not significant. In order to increase our cash available in the U.S. for general corporate purposes, we plan to utilize up to $218 million of foreign cash over the next several years, of which only $16 million is accumulated foreign earnings. Due to certain tax planning strategies, we anticipate that we will generate a tax benefit of approximately $12 million with respect to this repatriation and accordingly, adjusted the tax reserve in fiscal 2014. No further repatriation of accumulated prior period foreign earnings is currently planned. However, if circumstances change, we will provide for and pay any applicable U.S. taxes in connection with any further repatriation of offshore funds. It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

As of September 30, 2015, approximately 1% of total assets (7% of financial assets at fair value) and approximately 4% of total liabilities (25% of financial liabilities measured at fair value) meet the definition of Level 3. Excluding the assets and liabilities of CIVs, approximately 1% of total assets (6% of financial assets measured at fair value) and 4% of total liabilities (25% of financial liabilities measured at fair value) meet the definition of Level 3.

On October 27, 2015, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.20 per share, payable on January 11, 2016.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$—	$—	$—	$—	$250.0	$800.0	$1,050.0
Interest on long-term borrowings and credit facility commitment fees	24.6	49.1	48.0	47.6	44.2	786.9	1,000.4
Minimum rental and service commitments	71.3	121.0	105.0	85.7	78.3	297.1	758.4
Total Contractual Obligations	95.9	170.1	153.0	133.3	372.5	1,884.0	2,808.8
Contingent Obligations
Payments related to business acquisitions(1)
Martin Currie	491.4	—	—	—	—	—	491.4
RARE Infrastructure	213.7	22.0	52.0	—	—	—	287.7
Other	—	40.0	—	20.0	—	—	60.0
Total payments related to business acquisitions	705.1	62.0	52.0	20.0	—	—	839.1
Total Obligations(2)(3)(4)(5)	$801.0	$232.1	$205.0	$153.3	$372.5	$1,884.0	$3,647.9

(1)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of September 30, 2015, for amounts denominated in other than the U.S. dollar. The related contingent consideration liabilities, excluding amounts from the RARE Infrastructure acquisition which closed on October 21, 2015, had a fair value of $90.2 million as of September 30, 2015, net of certain potential pension and other obligations related to Martin Currie. The remaining 2016 amount reflected for RARE Infrastructure represents the initial cash payment made in connection with the acquisition. See Notes 3, 9, and 14 of Notes to Consolidated Financial Statements.

(2)
The table above does not include approximately $29.5 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2021.

(3)
The table above does not include amounts for uncertain tax positions of $55.5 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(4)	The table above does not include redeemable noncontrolling interests, primarily related to CIVs, of $78.5 million, because the timing of any related cash outflows cannot be reliably estimated.

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

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the six months ended September 30, 2015, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Item 4.        Controls and Procedures

As of September 30, 2015, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors
During the six months ended September 30, 2015, there were no material changes to the information contained in Part I, Item 1A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended September 30, 2015:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
July 1, 2015 through July 31, 2015	437,100	$49.16	437,100	$924,052,668
August 1, 2015 through August 31, 2015	964,286	47.25	964,286	878,489,260
September 1, 2015 through September 30, 2015	535,341	43.08	531,106	855,600,374
Total	1,936,727	$46.53	1,932,492	$855,600,374

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2015, filed on November 4, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	November 4, 2015	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	November 4, 2015	/s/ Peter H. Nachtwey
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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2015, filed on November 4, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail