Form 10-Q
period 2015-12-31
LEGG MASON, INC.
filed 2016-02-02
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
107,708,098 shares of common stock as of the close of business on January 28, 2016.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$563,472	$669,552
Cash and cash equivalents of consolidated investment vehicles	1,138	2,808
Restricted cash	16,776	32,114
Receivables:
Investment advisory and related fees	332,769	368,399
Other	62,746	118,850
Investment securities	498,017	454,735
Investment securities of consolidated investment vehicles	52,674	48,000
Deferred income taxes	167,355	169,706
Other	60,108	51,750
Other assets of consolidated investment vehicles	5,766	6,121
Total Current Assets	1,760,821	1,922,035
Fixed assets, net	167,741	179,606
Intangible assets, net	3,142,060	3,313,334
Goodwill	1,471,145	1,339,510
Deferred income taxes	175,479	161,978
Other	121,227	157,514
TOTAL ASSETS	$6,838,473	$7,073,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$349,890	$400,245
Accounts payable and accrued expenses	189,144	208,210
Short-term borrowings	40,000	—
Contingent consideration	2,694	22,276
Other	102,756	177,879
Other current liabilities of consolidated investment vehicles	4,087	6,436
Total Current Liabilities	688,571	815,046
Deferred compensation	64,641	51,706
Deferred income taxes	343,416	362,209
Contingent consideration	87,770	88,508
Other	153,528	167,998
Long-term debt	1,056,759	1,058,089
TOTAL LIABILITIES	2,394,685	2,543,556

Commitments and Contingencies (Note 9)

REDEEMABLE NONCONTROLLING INTERESTS	158,531	45,520

STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 107,700,310 shares in December 2015 and 111,469,142 shares in March 2015	10,770	11,147
Additional paid-in capital	2,708,754	2,844,441
Employee stock trust	(27,321)	(29,570)
Deferred compensation employee stock trust	27,321	29,570
Retained earnings	1,643,842	1,690,055
Accumulated other comprehensive loss, net	(78,109)	(60,742)
TOTAL STOCKHOLDERS' EQUITY	4,285,257	4,484,901
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,838,473	$7,073,977
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$208,501	$210,177	$621,760	$619,686
Funds	345,501	388,589	1,089,717	1,159,454
Performance fees	9,175	29,134	35,730	59,430
Distribution and service fees	95,919	90,053	292,381	274,250
Other	461	1,031	1,705	3,940
Total Operating Revenues	659,557	718,984	2,041,293	2,116,760
OPERATING EXPENSES
Compensation and benefits	282,770	319,746	880,255	929,130
Distribution and servicing	132,860	147,492	421,078	451,300
Communications and technology	48,509	47,109	147,031	133,683
Occupancy	35,750	33,212	87,453	82,879
Amortization of intangible assets	1,580	669	2,907	2,028
Impairment charges	371,000	—	371,000	—
Other, net of $26,375 of contingent consideration fair value reduction in December 2015	27,733	51,388	114,641	148,471
Total Operating Expenses	900,202	599,616	2,024,365	1,747,491
OPERATING INCOME (LOSS)	(240,645)	119,368	16,928	369,269
OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	1,377	1,680	3,923	5,885
Interest expense	(8,003)	(12,183)	(33,232)	(44,216)
Other income (expense), net, including $107,074 debt extinguishment loss in July 2014	6,520	7,441	(15,879)	(94,467)
Other non-operating income (expense) of consolidated investment vehicles, net	(1,510)	1,759	(3,406)	4,687
Total Other Non-Operating Income (Expense)	(1,616)	(1,303)	(48,594)	(128,111)
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(242,261)	118,065	(31,666)	241,158
Income tax provision (benefit)	(103,651)	38,017	(50,914)	82,477
NET INCOME (LOSS)	(138,610)	80,048	19,248	158,681
Less: Net income (loss) attributable to noncontrolling interests	16	3,012	(993)	4,560
NET INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$(138,626)	$77,036	$20,241	$154,121

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$(1.31)	$0.67	$0.17	$1.33
Diluted	$(1.31)	$0.67	$0.17	$1.32

DIVIDENDS DECLARED PER SHARE	$0.20	$0.16	$0.60	$0.48
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
NET INCOME (LOSS)	$(138,610)	$80,048	$19,248	$158,681
Other comprehensive loss:
Foreign currency translation adjustment	(5,169)	(31,266)	(21,681)	(52,790)
Unrealized losses on investment securities:
Unrealized holding losses, net of tax benefit of $(3)	—	—	—	(5)
Reclassification adjustment for losses included in net income	—	—	—	5
Net unrealized losses on investment securities	—	—	—	—
Net actuarial gains (losses) on defined benefit pension plan	1,324	(4,028)	4,314	(4,028)
Unrealized gains on reverse treasury rate lock, net of tax provision of $233	—	—	—	405
Reclassification for realized gain on termination of reverse treasury rate lock, net of tax provision $(233)	—	—	—	(405)
Reclassification of assets held for sale	—	—	—	(114)
Total other comprehensive loss	(3,845)	(35,294)	(17,367)	(56,932)
COMPREHENSIVE INCOME (LOSS)	(142,455)	44,754	1,881	101,749
Less: Comprehensive income (loss) attributable to noncontrolling interests	16	3,012	(993)	4,560
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$(142,471)	$41,742	$2,874	$97,189
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2015	2014
COMMON STOCK
Beginning balance	$11,147	$11,717
Stock options exercised	26	67
Deferred compensation employee stock trust	2	4
Stock-based compensation	13	91
Employee tax withholdings by settlement of net share transactions	(41)	(47)
Shares repurchased and retired	(377)	(533)
Ending balance	10,770	11,299
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,844,441	3,148,396
Stock options exercised	8,091	19,618
Deferred compensation employee stock trust	377	2,063
Stock-based compensation	52,584	43,609
Additional tax benefit on Equity Unit exchange in fiscal 2010	9,173	—
Employee tax withholdings by settlement of net share transactions	(21,495)	(21,879)
Shares repurchased and retired	(182,601)	(265,989)
Redeemable noncontrolling interest reclassification for affiliate management equity plans	(1,816)	(1,816)
Ending balance	2,708,754	2,924,002
EMPLOYEE STOCK TRUST
Beginning balance	(29,570)	(29,922)
Shares issued to plans	(379)	(2,067)
Distributions and forfeitures	2,628	1,145
Ending balance	(27,321)	(30,844)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	29,570	29,922
Shares issued to plans	379	2,067
Distributions and forfeitures	(2,628)	(1,145)
Ending balance	27,321	30,844
RETAINED EARNINGS
Beginning balance	1,690,055	1,526,662
Net Income Attributable to Legg Mason, Inc.	20,241	154,121
Dividends declared	(65,781)	(56,455)
Reclassification for net increase in estimated redemption value of affiliate management equity plans	(673)	—
Ending balance	1,643,842	1,624,328
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(60,742)	37,949
Net actuarial gains (losses) on defined benefit pension plan	4,314	(4,028)
Reclassification to assets held for sale	—	(114)
Foreign currency translation adjustment	(21,681)	(52,790)
Ending balance	(78,109)	(18,983)
TOTAL STOCKHOLDERS’ EQUITY	$4,285,257	$4,540,646

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$19,248	$158,681
5.5% Senior Notes Due 2019:
Loss on extinguishments	—	107,074
Allocation of redemption payments	—	(98,418)
Adjustments to reconcile Net Income to net cash provided by operations:
Impairment of intangible assets	371,000	—
Depreciation and amortization	44,755	41,107
Accretion and amortization of securities discounts and premiums, net	2,149	5,183
Stock-based compensation	54,576	50,934
Net losses (gains) on investments	20,277	(6,059)
Net losses (gains) of consolidated investment vehicles	2,145	(1,435)
Deferred income taxes	(56,231)	73,189
Contingent consideration fair value reduction	(26,375)	—
Other	1,130	(4,605)
Decrease (increase) in assets:
Investment advisory and related fees receivable	34,892	(17,480)
Net sales (purchases) of trading and other investments	(63,015)	60,901
Other receivables	(6,229)	11,789
Other assets	(504)	(17,744)
Other assets of consolidated investment vehicles	(4,793)	82,774
Increase (decrease) in liabilities:
Accrued compensation	(48,607)	(62,279)
Deferred compensation	12,935	9,033
Accounts payable and accrued expenses	(18,770)	8,032
Other liabilities	(29,842)	(15,085)
Other liabilities of consolidated investment vehicles	(2,349)	(4,545)
CASH PROVIDED BY OPERATING ACTIVITIES	$306,392	$381,047

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(29,912)	$(34,894)
Business acquisition, net of cash acquired of $9,667 and $29,830, respectively	(209,053)	(183,747)
Proceeds from sale of businesses and assets	—	47,001
Change in restricted cash	23,734	(8,986)
Purchases of investment securities	—	(2,641)
Proceeds from sales and maturities of investments	8,512	2,688
CASH USED IN INVESTING ACTIVITIES	(206,719)	(180,579)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term borrowings	40,000	—
Repayments of debt	—	(645,780)
Payment of contingent consideration	(22,765)	—
Repayment of long-term debt of consolidated investment vehicles	—	(79,179)
Proceeds from issuance of long-term debt	—	658,769
Debt issuance costs	(2,664)	(5,266)
Issuances of common stock for stock-based compensation	8,496	21,752
Employee tax withholdings by settlement of net share transactions	(21,536)	(21,926)
Repurchases of common stock	(182,978)	(266,522)
Dividends paid	(62,282)	(52,763)
Net subscriptions received and other noncontrolling interests	49,880	21,570
CASH USED IN FINANCING ACTIVITIES	(193,849)	(369,345)
EFFECT OF EXCHANGE RATES ON CASH	(11,904)	(24,025)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(106,080)	(192,902)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	669,552	858,022
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$563,472	$665,120

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
December 31, 2015
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

2. Significant Accounting Policies

Consolidation
In the normal course of its business, Legg Mason sponsors and manages various types of investment vehicles. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make, and any earned but uncollected management fees. Legg Mason did not sell or transfer assets to any of these investment vehicles. In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment vehicles, some of which are designated as consolidated investment vehicles (“CIVs”). The consolidation of sponsored investment vehicles, including those designated as CIVs, has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results. The change in the value of all consolidated sponsored investment vehicles, which is recorded in Other Non-Operating Income (Expense), is reflected in Net Income (Loss), net of amounts allocated to noncontrolling interests.

Certain investment vehicles Legg Mason sponsors and is the manager of are considered to be variable interest entities ("VIEs") (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Sponsored investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). Legg Mason may also fund the initial cash investment in certain VRE investment vehicles to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. Legg Mason held a longer-term controlling financial interest in one sponsored investment fund VRE, which has third-party investors and was consolidated and included as a CIV prior to the quarter ended March 31, 2015. Prior to March 31, 2015, Legg Mason redeemed a significant portion of its investment in this fund and as a result no longer had a controlling financial interest in the fund; therefore, the fund was not included as a CIV as of or subsequent to March 31, 2015.

A VIE is an entity which does not have adequate equity to finance its activities without additional subordinated financial support; or the equity investors, as a group, do not have the normal characteristics of equity investors for a potential controlling financial interest.

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

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated as a CIV) as of December 31, 2015, March 31, 2015, and December 31, 2014, despite significant third-party investments in this product. As of December 31, 2015, March 31, 2015, and December 31, 2014, Legg Mason also concluded it was the primary beneficiary of 14, 17, and 16 employee-owned funds it sponsors, respectively, which were consolidated and reported as CIVs.

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

As of December 31, 2015, Legg Mason had a variable interest in three collateralized loan obligations ("CLOs"). Legg Mason concluded it was not the primary beneficiary of these CLOs, which were not consolidated, as it holds no equity interest in these investment vehicles and the level of fees they are expected to pay to Legg Mason is insignificant.

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

Legg Mason accretes Contingent consideration liabilities to the expected payment amounts over the related earn-out terms until the obligations are ultimately paid, resulting in Interest expense in the Consolidated Statements of Income (Loss). If the expected payment amounts subsequently change, the Contingent consideration liabilities are (reduced) or increased in the current period, resulting in a (gain) or loss, which is reflected within Other operating expense in the Consolidated Statements of Income (Loss). See Notes 3 and 9 for additional information regarding Contingent consideration liabilities.

Noncontrolling Interests
Noncontrolling interests include affiliate minority interests, third-party investor equity in consolidated investment vehicles, and vested management equity plan interests. For CIVs and other consolidated sponsored investment vehicles with third-party investors, the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. Also included in redeemable noncontrolling interests are vested affiliate management equity plan interests, including accretion of related estimated redemption values. There were no nonredeemable noncontrolling interests as of December 31, 2015 or March 31, 2015. See Note 11 for additional information regarding noncontrolling interests.

Accumulated Other Comprehensive Income (Loss), Net
There were no significant amounts reclassified from Accumulated other comprehensive income (loss), net, to the Consolidated Statements of Income (Loss) for the nine months ended December 31, 2015 or 2014, except for $638 realized on the termination of a reverse treasury rate lock contract in July 2014, as further described in Note 7.

Income Tax Provision (Benefit)
During the three months ended December 31, 2015, Legg Mason recognized a cumulative income tax benefit of $55,842, primarily related to annualized tax benefits attributable to prior quarters due to $371,000 of non-cash impairment charges recognized in the current quarter in a lower tax rate jurisdiction. See Note 6 for additional information regarding the impairment charges. In November 2015, the U.K. Finance Bill 2015 was enacted, which reduced the main U.K. corporate tax rate from 20% to 19% effective April 1, 2017, and to 18% effective April 1, 2020. The reduction in the U.K. corporate tax rate resulted in a tax benefit of $8,361, recognized in the three months ended December 31, 2015, as a result of the revaluation of certain existing deferred tax assets and liabilities at the new rates. Also, in the three months ended December 31, 2015, Legg Mason recognized income tax benefits of $7,216 which resulted from reserve adjustments related to the effective settlement of tax positions in certain tax examinations. These benefits were offset in part by an increase in valuation allowances of $8,479 related to foreign tax credits, charitable contributions and certain state net operating loss carryforwards. In addition, during the three months ended September 30, 2015, Legg Mason recognized income tax benefits of $7,026 as a result of reserve adjustments related to the conclusion of certain tax examinations, and during the three months ended June 30, 2015, Legg Mason recognized an income tax benefit of $17,527 as a result of an increase in the value of deferred tax assets due to changes in the New York City tax code.

During the three months ended December 31, 2014, the net release of reserves for uncertain tax positions, due to audit settlements during the period, resulted in a tax benefit of approximately $4,300. The net release of reserves reduced the effective tax rate by 3.7 percentage points and 1.8 percentage points, for the three and nine months ended December 31, 2014, respectively.

Recent Accounting Developments
In November 2015, the Financial Accounting Standards Board (“FASB”) updated the guidance on balance sheet classification of deferred taxes.  The updated guidance requires that all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  The guidance will be effective for Legg Mason in fiscal 2017, unless adopted earlier.  Legg Mason is evaluating the impact of its adoption.

In May 2015, the FASB updated the guidance on fair value measurement.  The updated guidance removes the requirement for all investments for which fair value is measured using the net asset value ("NAV") practical expedient to be categorized within the fair value hierarchy and related sensitivity disclosures.  The amount of such investments would instead be disclosed as a reconciling item between the fair value hierarchy table and the investment amounts reported on the balance sheet.  This guidance will be effective for Legg Mason in fiscal 2017, unless adopted earlier.  Legg Mason is evaluating the impact of its adoption.

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

3. Acquisitions

The following table presents a summary of the acquisition-date fair values of the assets acquired and liabilities assumed for each of Legg Mason's significant recent acquisitions:

	RARE Infrastructure Limited (1)	Martin Currie (Holdings) Limited	QS Investors Holdings, LLC	Fauchier Partners Management, Limited
Acquisition Date	October 21, 2015	October 1, 2014	May 30, 2014	March 13, 2013

Purchase price
Cash	$213,739	$202,577	$11,000	$63,433
Estimated contingent consideration	25,000	75,211	13,370	21,566
Total Consideration	238,739	277,788	24,370	84,999
Fair value of noncontrolling interest	61,067	—	—	—
Total	299,806	277,788	24,370	84,999
Identifiable assets and liabilities
Cash	9,667	29,389	441	8,156
Investments	—	—	3,281	—
Receivables	6,612	—	2,699	12,174
Indefinite-life intangible fund management contracts	122,755	135,321	—	65,126
Amortizable intangible asset management contracts	67,877	15,234	7,060	2,865
Indefinite-life trade name	4,766	7,130	—	—
Fixed assets	673	784	599	—
Other current liabilities, net	(9,441)	—	—	(16,667)
Liabilities, net	(3,948)	(4,388)	(6,620)	—
Pension liability	—	(32,433)	—	—
Deferred tax liabilities	(58,619)	(31,537)	—	(15,638)
Total identifiable assets and liabilities	140,342	119,500	7,460	56,016
Goodwill	$159,464	$158,288	$16,910	$28,983

(1)	Subject to prospective adjustments, including for amounts ultimately realized and adjustments provided for in the share purchase agreement.

RARE Infrastructure Limited
On October 21, 2015, Legg Mason acquired a majority equity interest in RARE Infrastructure Limited ("RARE Infrastructure"). RARE Infrastructure specializes in global listed infrastructure investing, is headquartered in Sydney, Australia, and had approximately $6,800,000 in assets under management ("AUM") at the closing of the transaction. Under the terms of the related transaction agreements, Legg Mason effectively acquired a 75% ownership interest in the firm, the firm's management team retained a 15% equity interest and The Treasury Group, a continuing minority owner, retained 10%. The acquisition required an initial cash payment of $213,739 (using the foreign exchange rate as of October 21, 2015 for the 296,000 Australian dollar payment), which was funded with approximately $40,000 of net borrowings under the Company's previous revolving credit facility, as further discussed in Note 7, as well as existing cash resources. In August 2015, Legg Mason executed a currency forward contract to economically hedge the risk of movement in the exchange rate between the U.S. dollar and the Australian dollar in which the initial cash payment was denominated. This currency forward contract was closed in October 2015. See Note 12 for additional information regarding derivatives and hedging. In addition, contingent consideration may be due March 31, 2017 and 2018, aggregating up to $77,253 (using the foreign exchange rate as of December 31, 2015 for the maximum 106,000 Australian dollar amount per the related agreements), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019.

The noncontrolling interests can be put by the holders or called by Legg Mason for settlement at fair value, except for the non-management portion of the noncontrolling interests, which are callable at a pre-agreed formula, as specified in the agreements. The fair value of the noncontrolling interests reflects the total business enterprise value, after appropriate discounts for lack of marketability and control.

The fair value of the acquired amortizable intangible asset management contracts had a useful life of 12 years at acquisition. Purchase price allocated to intangible assets and goodwill is not deductible for Australian tax purposes. Goodwill is principally attributable to synergies expected to arise with RARE Infrastructure.

Management estimated the fair values of the indefinite-life intangible fund management contracts, indefinite-life trade name, and amortizable intangible asset management contracts based upon discounted cash flow analyses, using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these analyses at acquisition, including projected annual cash flows, projected AUM growth rates and discount rates, are summarized as follows:

	Projected Cash Flow Growth	Discount Rate
Indefinite-life intangible fund management contracts and indefinite-life trade name	0% to 10% (weighted-average - 7%)	16.5%

	Projected AUM Growth / (Attrition)	Discount Rate
Amortizable intangible asset management contracts	7% / (8)%	16.5%

The fair value of the contingent consideration was estimated using Monte Carlo simulation in a risk-neutral framework with various observable inputs, as well as, with various unobservable data inputs which are Level 3 measurements. The simulation considered variables, including AUM growth and performance fee levels. Consistent with risk-neutral framework, projected AUM and performance fees were dampened by a measure of risk referred to as 'market price of risk' to account for its market risk or systematic risk before calculating the earn-out payments. These earn-out payments were then discounted commensurate with their timing. A summary of various assumption values follows:

AUM growth rates	0% to 14% (weighted-average - 7%)
Performance fee growth rates	0% to 7% (weighted-average - 3%)
Projected AUM and performance fee market price of risk	6.5%
AUM volatility	20.0%
Earn-out payment discount rate	1.9%

Significant increases (decreases) in projected AUM or performance fees would result in a significantly higher (lower) Contingent consideration liability fair value.

The Contingent consideration liability established at closing had an acquisition date fair value of $25,000 (using the foreign exchange rate as of October 21, 2015). As of December 31, 2015, the fair value of the Contingent consideration liability was $25,232, which is included in non-current Contingent consideration in the Consolidated Balance Sheet. The increase of $232 from October 21, 2015, was attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, net of accretion. The Contingent consideration liability is recorded at an entity with an Australian dollar functional currency, such that related changes in the exchange rate do not impact net income (loss).

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income (Loss) would not have been materially different. The financial results of RARE Infrastructure included in Legg Mason's consolidated financial results for both the three and nine months ended December 31, 2015, include revenues of $8,376, and did not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

Martin Currie (Holdings) Limited
On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited ("Martin Currie"), an international equity specialist based in the United Kingdom. The acquisition required an initial payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125,000 contract amount), which was funded from existing cash. In addition, contingent consideration payments may be due March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $478,687 (using the foreign exchange rate as of December 31, 2015 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics at March 31, 2016, 2017, and 2018, as specified in the share purchase agreement.

The fair value of the amortizable intangible asset management contracts asset is being amortized over a period of 12 years. Goodwill is principally attributable to synergies expected to arise with Martin Currie. These acquired intangible assets and goodwill are not deductible for U.K. tax purposes.

Management estimated the fair values of the indefinite-life intangible fund management contracts, indefinite-life trade name, and amortizable intangible asset management contracts based upon discounted cash flow analyses, using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these analyses at acquisition, including projected annual cash flows, projected AUM growth rates and discount rates, are summarized as follows:

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

Significant future increases (decreases) in projected AUM or performance fees would result in a significantly higher (lower) Contingent consideration liability fair value.

The Contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of December 31, 2015, the fair value of the Contingent consideration liability, which is included in non-current Contingent consideration in the Consolidated Balance Sheet, was $49,078, a decrease of $21,036 from March 31, 2015. During the quarter ended December 31, 2015, a decrease in projected AUM and performance fees resulted in a $21,361 reduction in the estimated Contingent consideration liability, recorded as a credit to Other operating expense in the Consolidated Statement of Income (Loss). Changes in the exchange rate of $325 for the nine months ended December 31, 2015, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, net of accretion, also impacted the Contingent consideration liability. The Contingent consideration liability is recorded at an entity with a British pound functional currency, such that related changes in the exchange rate do not impact net income (loss).

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income (Loss) would not have been materially different. The financial results of Martin Currie included in Legg Mason's consolidated financial results for both the three and nine months ended December 31, 2014, include revenues of $14,499 and did not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan with assets held in a separate trustee-administered fund. Plan assets are measured at fair value and comprised of 60% equities (Level 1) and 40% bonds (Level 2) as of December 31, 2015 and 58% equities (Level 1) and 42% bonds (Level 2) as of March 31, 2015. Assumptions used to determine the expected return on plan assets targets a 55% / 45% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high quality bond in the local U.K. market and currency. As of December 31, 2015, there were no significant concentrations of risk in plan assets. The most recent actuarial valuation was performed as of May 31, 2013, which was updated through the acquisition and balance sheet dates. Accrual of service credit under the plan ceased on October 3, 2014.

The resulting net benefit obligation, comprised as follows, is included in the December 31, 2015 and March 31, 2015 Consolidated Balance Sheets as Other non-current liabilities:

	December 31, 2015	March 31, 2015
Fair value of plan assets (at 5.2 % and 6.3%, respectively, expected weighted-average long-term return)	$57,081	$59,404
Benefit obligation (at 3.9% and 3.3%, respectively, discount rate)	(88,920)	(98,110)
Unfunded status (excess of benefit obligation over plan assets)	$(31,839)	$(38,706)

For the three and nine months ended December 31, 2015, a net periodic benefit cost of $23 and $70, respectively, was included in Compensation and benefits expense in the Consolidated Statements of Income (Loss), and Net actuarial losses of $5,281 and $9,595 were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheets at December 31, 2015 and March 31, 2015, respectively.

The contingent consideration payments are expected to provide some, if not all, funding of the net plan benefit obligation, through a provision of the share purchase agreement requiring certain amounts to be paid to the plan. Any contingent consideration payments to the plan are based on determination of the plan benefit obligation under local technical provisions utilized by the plan trustees. Absent any such funding or any regulatory requirement, Martin Currie does not expect to contribute any additional amounts in fiscal 2016 to the plan in excess of the $2,361 contributed during the three months ended June 30, 2015.

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

Other
In December 2015, Martin Currie acquired certain assets of PK Investment Management, LLP, a London based equity manager with approximately $171,000 of AUM, for an initial cash payment of $4,981 and an estimated contingent payment of $2,457 due on December 31, 2017. The amount of any ultimate contingent payment will be based on certain financial metrics. The initial cash payment was funded with existing cash resources. In connection with the acquisition, Legg Mason recognized indefinite-life intangible fund management contracts and goodwill of $6,619 and $827, respectively.

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

The Contingent consideration liability established at closing had an acquisition date fair value of $13,370. As of December 31, 2015, the fair value of the Contingent consideration liability has accreted to $13,697, an increase of $144 from March 31, 2015. Of the $13,697, $2,694 relates to the second anniversary payment and is included in current Contingent consideration in the Consolidated Balance Sheet, with the remainder included in non-current Contingent consideration in the Consolidated Balance Sheet as of December 31, 2015.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income (Loss) would not have been materially different. The financial results of QS Investors included in Legg Mason's consolidated financial results for the three and nine months ended December 31, 2014, include revenues of $4,169 and $9,973, respectively, and did not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

Fauchier Partners Management, Limited
On March 13, 2013, The Permal Group Ltd. ("Permal"), a wholly-owned subsidiary of Legg Mason, acquired all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a European based manager of funds-of-hedge funds. The initial purchase price was a cash payment of $63,433, which was funded from existing cash resources. In May 2015, Legg Mason paid contingent consideration of $22,765 (using the exchange rate as of May 5, 2015 for the maximum £15,000 payment amount) for the second anniversary payment. Additional contingent consideration of up to approximately $29,458 (using the exchange rate as of December 31, 2015 for the £20,000 maximum contract amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs.

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

	Projected Cash Flow Growth Rates	Discount Rate
Indefinite-life intangible fund management contracts	(35)% to 11% (weighted-average - 6% )	16.0%

	Projected Revenue Growth Rates	Discount Rate
Contingent consideration	(16)% to 3% (weighted-average - (5)%)	2.0%

As of December 31, 2015, no Contingent consideration liability was included in the Consolidated Balance Sheet, while a liability of $27,117 was included as of March 31, 2015. During the three months ended December 31, 2015, due to lower actual and expected performance fees earned over the earn out period, the Contingent consideration liability was reduced by $5,014, recorded as a credit to Other operating expense in the Consolidated Statement of Income (Loss). The decrease of $27,117 from March 31, 2015, reflects this reduction and the payment discussed above, offset in part by changes in the exchange rate, net of accretion. In December 2015, Legg Mason closed the currency forward contracts that were previously executed to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts were denominated. See Note 12 for additional information regarding derivatives and hedging.

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

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of December 31, 2015
	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)	Total
Assets:
Cash equivalents:(1)
Money market funds	$310,363	$—	$—	$310,363
Time deposits and other	—	39,358	—	39,358
Total cash equivalents	310,363	39,358	—	349,721
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	198,469	121,199	119	319,787
Other(3)	50,399	2,537	—	52,936
Trading investments relating to long-term incentive compensation plans(4)	107,523	655	—	108,178
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(5)
Seed capital investments	2,086	7,321	—	9,407
Investments related to long-term incentive compensation plans	—	7,709	—	7,709
Total current investments(6)	358,477	139,421	119	498,017
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments	—	—	20,573	20,573
Investments related to long-term incentive compensation plans	—	—	7,260	7,260
Other	—	—	9,973	9,973
Investments in partnerships and LLCs(7)	—	—	8,130	8,130
Derivative assets(7)(8)	1,010	4,108	—	5,118
Other investments(7)	—	—	77	77
Total	$669,850	$182,887	$46,132	$898,869
Liabilities:
Long-term debt(9)	$—	$(253,721)	$—	$(253,721)
Contingent consideration liabilities(10)	—	—	(90,464)	(90,464)
Derivative liabilities(8)	(5,440)	—	—	(5,440)
Total	$(5,440)	$(253,721)	$(90,464)	$(349,625)

	As of March 31, 2015
	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)	Total
Assets:
Cash equivalents:(1)
Money market funds	$353,265	$—	$—	$353,265
Time deposits and other	—	47,035	—	47,035
Total cash equivalents	353,265	47,035	—	400,300
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	259,840	85,220	186	345,246
Other(3)	9,807	2,981	—	12,788
Trading investments relating to long-term incentive compensation plans(4)	80,529	—	—	80,529
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(5)
Seed capital investments	2,148	5,296	—	7,444
Investments related to long-term incentive compensation plans	—	8,728	—	8,728
Total current investments(6)	352,324	102,225	186	454,735
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments	—	—	23,796	23,796
Investments related to long-term incentive compensation plans	—	—	5,595	5,595
Other	—	—	18,953	18,953
Investments in partnerships and LLCs(7)	—	—	14,511	14,511
Derivative assets(7)(8)	580	5,462	—	6,042
Other investments(7)	—	—	77	77
Total	$706,169	$154,722	$63,118	$924,009
Liabilities:
Long-term debt(9)	$—	$(255,462)	$—	$(255,462)
Contingent consideration liabilities(10)	—	—	(110,784)	(110,784)
Derivative liabilities(8)	(8,665)	—	—	(8,665)
Total	$(8,665)	$(255,462)	$(110,784)	$(374,911)

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

(2)
Trading investments of proprietary fund products and other trading investments consist of approximately 67% and 33% of equity and debt securities, respectively, as of December 31, 2015, and approximately 63% and 37% of equity and debt securities, respectively, as of March 31, 2015.

(3)	Includes $41,831 in noncontrolling interests associated with consolidated seed investment products as of December 31, 2015.

(4)
Primarily mutual funds where there is minimal market risk to the Company as any change in value is primarily offset by an adjustment to compensation expense and related deferred compensation liability.

(5)
Substantially all of Legg Mason's equity method investments are investment companies which record underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(6)	Excludes seed capital investments of $14,355 and $15,553 related to Legg Mason's investments in CIVs as of December 31, 2015 and March 31, 2015, respectively.

(7)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(8)	See Note 12.

(9)	Long-term debt is the sum of the amortized cost of long-term debt and the fair value of an interest rate swap contract designated as a fair value hedge. See Note 7.

(10)	See Note 3.

The net realized and unrealized gain (loss) for investment securities classified as trading was $2,148 and $3,839 for the three months ended December 31, 2015 and 2014, respectively, and $(25,283) and $5,762 for the nine months ended December 31, 2015 and 2014, respectively.
The net unrealized gains (losses) relating to trading investments still held as of December 31, 2015 and 2014, were $7,028 and $470 for the three months ended December 31, 2015 and 2014, respectively, and $(36,137) and $(17,796) for the nine months ended December 31, 2015 and 2014, respectively.
Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had seed capital investments in proprietary fund products, which totaled $364,122 and $392,039, as of December 31, 2015 and March 31, 2015, respectively, which are substantially comprised of investments in 63 funds and 52 funds, respectively, that are individually greater than $1,000, with minimal third-party investment, and together comprise over 90% of the total seed capital investments at each period end.
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
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2015 and 2014, are presented in the tables below:

	Value as of September 30, 2015	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2015
Assets:
Trading investments of seed capital investments in proprietary fund products	$164	$1	$(38)	$—	$—	$(8)	$119
Investments in partnerships and LLCs	11,290	—	—	(2,875)	—	(285)	8,130
Equity method investments in partnerships and LLCs:
Seed capital investments	22,032	230	—	(907)	—	(782)	20,573
Investments related to long-term incentive compensation plans	7,041	219	—	—	—	—	7,260
Other	10,546	—	(258)	—	—	(315)	9,973
Other investments	77	—	—	—	—	—	77
	$51,150	$450	$(296)	$(3,782)	$—	$(1,390)	$46,132
Liabilities:
Contingent consideration liabilities	$(90,219)	$(27,457)	n/a	$—	n/a	$27,212	$(90,464)
n/a - not applicable

	Value as of September 30, 2014	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2014
Assets:
Trading investments of seed capital investments in proprietary fund products	$170	$—	$(8)	$—	$—	$19	$181
Investments in partnerships and LLCs	17,682	—	—	(134)	—	(337)	17,211
Equity method investments in partnerships and LLCs:
Seed capital investments	27,731	356	(5,535)	(250)	—	(390)	21,912
Investments related to long-term incentive compensation plans	4,940	656	—	—	—	—	5,596
Other	23,186	11	(1,163)	(2,082)	—	(652)	19,300
Other investments	85	—	—	—	—	(8)	77
	$73,794	$1,023	$(6,706)	$(2,466)	$—	$(1,368)	$64,277
Liabilities:
Contingent consideration liabilities	$(42,653)	$(75,211)	n/a	$—	n/a	$3,776	$(114,088)
n/a - not applicable

	Value as of March 31, 2015	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2015
Assets:
Trading investments of seed capital investments in proprietary fund products	$186	$1	$(80)	$—	$—	$12	$119
Investments in partnerships and LLCs	14,511	—	—	(5,405)	—	(976)	8,130
Equity method investments in partnerships and LLCs:
Seed capital investments	23,796	678	—	(3,117)	—	(784)	20,573
Investments related to long-term incentive compensation plans	5,596	1,664	—	—	—	—	7,260
Other	18,952	—	(6,773)	(1,876)	—	(330)	9,973
Other investments	77	—	—	—	—	—	77
	$63,118	$2,343	$(6,853)	$(10,398)	$—	$(2,078)	$46,132
Liabilities:
Contingent consideration liabilities	$(110,784)	$(27,457)	n/a	$22,765	n/a	$25,012	$(90,464)
n/a - not applicable

	Value as of March 31, 2014	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2014
Assets:
Trading investments of seed capital investments in proprietary fund products	$190	$—	$(27)	$—	$—	$18	$181
Investments in partnerships and LLCs	21,586	—	(24)	(3,577)	—	(774)	17,211
Equity method investments in partnerships and LLCs:
Seed capital investments	33,510	746	(11,052)	(874)	—	(418)	21,912
Investments related to long-term incentive compensation plans	4,284	1,312	—	—	—	—	5,596
Other	25,179	11	(2,484)	(2,385)	—	(1,021)	19,300
Other investments	90	—	—	—	—	(13)	77
	$84,839	$2,069	$(13,587)	$(6,836)	$—	$(2,208)	$64,277
Liabilities:
Contingent consideration liabilities	$(29,553)	$(88,581)	n/a	$—	n/a	$4,046	$(114,088)
n/a - not applicable

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other Non-Operating Income (Expense) in the Consolidated Statements of Income (Loss). The change in unrealized gains for Level 3 investments and liabilities still held at the reporting date was $21,445 and $1,999 for the three months ended December 31, 2015 and 2014, respectively. The change in unrealized gains for Level 3 investments and liabilities still held at the reporting date was $18,623 and $799 for the nine months ended December 31, 2015 and 2014, respectively.

There were no significant transfers between Level 1 and Level 2 during the three and nine months ended December 31, 2015 and 2014.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of December 31, 2015 and March 31, 2015, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of December 31, 2015
Category of Investment	Investment Strategy	December 31, 2015		March 31, 2015		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$20,272	(1)	$23,787		n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	11,668		14,515		$20,000	n/a
Private equity funds	Long/short equity	20,488	(2)	23,563		8,254	Up to 9 years
Other	Various	740		1,129		n/a	Various (3)
Total		$53,168	(4)	$62,994	(4)	$28,254
n/a-not applicable

(1)	Liquidation restrictions: 2% daily redemption, 10% monthly redemption and 88% quarterly redemption as of December 31, 2015.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 26% has a remaining term of less than one year and 74% has a remaining term of 16 years.

(4)	Comprised of 1%, 37%, and 62% of Level 1, Level 2, and Level 3 assets, respectively, as of December 31, 2015 and 38% and 62% of Level 2 and Level 3 assets, respectively, as of March 31, 2015.

There are no current plans to sell any of these investments held as of December 31, 2015.

5. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. The following table reflects the components of fixed assets as of:

	December 31, 2015	March 31, 2015
Equipment	$152,758	$152,893
Software	294,096	269,745
Leasehold improvements	197,205	203,420
Total cost	644,059	626,058
Less: accumulated depreciation and amortization	(476,318)	(446,452)
Fixed assets, net	$167,741	$179,606

Depreciation and amortization expense related to fixed assets was $15,648 and $12,454 for the three months ended December 31, 2015 and 2014, respectively, and $41,848 and $39,080 for the nine months ended December 31, 2015 and 2014, respectively. The expense includes accelerated depreciation and amortization of $3,005 for the three and nine months ended December 31, 2015, primarily a result of reduced space requirements.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	December 31, 2015	March 31, 2015
Amortizable intangible asset management contracts
Cost	$255,384	$188,312
Accumulated amortization	(168,134)	(166,583)
Net(1)	87,250	21,729
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Permal/Fauchier funds-of-hedge funds management contracts	334,104	698,104
Other fund management contracts(1)	557,264	427,816
Trade names(1)	57,091	59,334
	3,054,810	3,291,605
Intangible assets, net	$3,142,060	$3,313,334

(1)
As of December 31, 2015, Amortizable intangible asset management contracts, net, Other fund management contracts, and Trade names include $67,576, $123,896, and $4,810, respectively, related to the acquisition of RARE Infrastructure.

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

Legg Mason completed its annual impairment testing process as of December 31, 2015, and determined that the carrying value of the Permal/Fauchier indefinite-life funds-of-hedge funds management contracts intangible asset and the Permal trade name asset exceeded their respective fair values, and the assets were impaired by an aggregate amount of $371,000. The impairment charges resulted from a number of current trends and factors, including (i) periods of moderate inflows or outflows over recent years and related reductions in AUM; (ii) reduced growth assumptions for the next five years; (iii) a decrease in projected margins for the next two years; and (iv) an increase in the rate used to discount projected future cash flows primarily due to company specific factors including continued market influences. These changes resulted in a reduction of the projected cash flows and Legg Mason's overall assessment of fair value of the assets such that the fair values of the Permal/Fauchier funds-of-hedge funds contracts asset and Permal trade name declined below their carrying values, and accordingly were impaired by $364,000 and $7,000, respectively.

Management estimated the fair values of these assets based upon discounted cash flow analyses using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these cash flow analyses included projected revenue growth rates and discount rates. Total revenues related to the Permal/Fauchier funds-of-hedge funds contracts were assumed to have annual growth rates ranging from (6)% to 6% (average - 5%), and the projected cash flows from the Permal/Fauchier funds-of-hedge funds contracts were discounted at 16.5%.

Projected revenue growth rates for these assets are most dependent on client AUM flows, changes in market conditions, and product investment performance. Discount rates are also influenced by changes in market conditions, as well as interest rates and other factors. Decreases in the projected revenue growth rates and/or increases in the discount rates could result in lower fair value measurements and potential additional impairments.

There were no other impairments to indefinite-life intangible assets, amortizable management contracts intangible assets, or goodwill as of December 31, 2015.

The current assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management acquisition exceeds the carrying value by 48%.

As of December 31, 2015, amortizable intangible asset management contracts are being amortized over a weighted-average remaining life of 11.1 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2016	$2,075
2017	8,298
2018	8,298
2019	8,298
2020	7,814
Thereafter	52,467
Total	$87,250

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2015	$2,501,410	$(1,161,900)	$1,339,510
Impact of excess tax basis amortization	(15,865)	—	(15,865)
Business acquisitions (See Note 3)	160,291	—	160,291
Changes in foreign exchange rates and other	(12,791)	—	(12,791)
Balance as of December 31, 2015	$2,633,045	$(1,161,900)	$1,471,145

7. Short-Term Borrowings and Long-Term Debt

On December 29, 2015, Legg Mason entered into a new unsecured credit agreement which provides for a $1,000,000 multi-currency revolving credit facility. Legg Mason borrowed $40,000 under this revolving credit facility, which remained outstanding as of December 31, 2015, and used the proceeds to repay the $40,000 of outstanding borrowings under its previous revolving credit facility, borrowed in October 2015 to partially finance the acquisition of RARE Infrastructure, which was terminated effective upon the repayment. The previous revolving credit facility had capacity of up to $750,000, expiring in June 2017.

The new revolving credit facility may be increased by an aggregate amount of up to $500,000, subject to the approval of the lenders, expires in December 2020, and can be repaid at any time. The revolving credit facility has an interest rate of the monthly Eurocurrency Rate plus 125 basis points and an annual commitment fee of 17.5 basis points. Interest is payable at least quarterly on any amounts outstanding under the revolving credit facility and the interest rate may change in the future based on changes in Legg Mason's credit ratings. This revolving credit facility is available to fund working capital needs and for general corporate purposes.

The revolving credit facility has standard financial covenants, including a maximum net debt to EBITDA ratio (as defined in the documents) of 3.0 to 1 and minimum EBITDA to interest ratio (as defined in the documents) of 4.0 to 1. As of December 31, 2015, Legg Mason's net debt to EBITDA ratio was 1.5 to 1 and EBITDA to interest expense ratio was 14.4 to 1, and therefore, Legg Mason has maintained compliance with the applicable covenants.

Long-term debt consists of the following:

	December 31, 2015				March 31, 2015
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$253,721	$(4,108)	$387	$250,000	$254,993
3.95% Senior Notes due July 2024	249,611	—	389	250,000	249,577
5.625% Senior Notes due January 2044	553,427	—	(3,427)	550,000	553,519
Total	$1,056,759	$(4,108)	$(2,651)	$1,050,000	$1,058,089

As of December 31, 2015, $250,000 of long-term debt matures in fiscal 2020, and $800,000 matures thereafter.

At December 31, 2015, the estimated fair value of short-term borrowings and long-term debt was approximately $1,096,516, including $253,721 for the 2.7% Senior Notes due July 2019 (the "2019 Notes") which are carried at an amount that approximates fair value in the Consolidated Balance Sheets. The debt fair value was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

Interest Rate Swap
On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap is being used to effectively convert the 2019 Notes from fixed rate debt to floating rate debt and has identical terms as the underlying debt being hedged, so no ineffectiveness is expected. The related hedging gains and losses offset one another resulting in no net income or loss impact. The swap has a five-year term, and matures on July 15, 2019. The fair value of the contract at December 31, 2015 and March 31, 2015, was a derivative asset of $4,108 and $5,462, respectively, classified as Other assets in the Consolidated Balance Sheets. The decrease of $3,151 and $1,354 for the three and nine months ended December 31, 2015, respectively, reflects a loss on hedging activity related to the fair value adjustment on the derivative asset, which is recorded as Other expense (loss on hedging activity) in the Consolidated Statements of Income (Loss). The carrying value of the debt in the Consolidated Balance Sheets was likewise increased by $4,108 and $5,462 as of December 31, 2015 and March 31, 2015, respectively. The decrease of $3,151 and $1,354 for the three and nine months ended December 31, 2015, respectively, reflects a gain on hedging activity related to the fair value adjustment on the debt, which is recorded as Other income, (gain on hedging activity) in the Consolidated Statements of Income (Loss). For the three and nine months ended December 31, 2014, a gain on hedging activity of $4,145 and $3,596 related to the fair value adjustment on the derivative asset and a corresponding loss on hedging activity of $4,145 and $3,596 related to the fair value adjustment on the debt were recognized. The swap payment dates coincide with the debt payment dates on July 15 and January 15. The related receipts/payments by Legg Mason are recorded as Interest expense in the Consolidated Statements of Income (Loss). Since the original terms and conditions of the hedged instruments are unchanged, the swap continues to be an effective fair value hedge.

Reverse Treasury Rate Lock
On June 23, 2014, Legg Mason entered into a reverse treasury rate lock contract with a financial intermediary with a notional amount of $650,000, which was designated as a cash flow hedge. The contract was issued in connection with the retirement of Legg Mason's 5.5% Senior Notes and had a contractual termination date of July 18, 2014. The Company entered into the reverse treasury rate lock agreement in order to hedge the variability in the retirement payment on the entire principal amount of debt. The reverse treasury rate lock contract effectively fixed the present value of the forecasted debt make-whole payment, to eliminate risk associated with change in the five-year U.S. treasury yield. For the nine months ended December 31, 2014, a gain of $405 (net of deferred taxes of $233) was recorded in Accumulated other comprehensive income (loss), net, in the Consolidated Balance Sheets. There was no material ineffectiveness related to this cash flow hedge at December 31, 2014.

8.  Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the active equity incentive stock plan as of December 31, 2015, were 6,699. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to ten years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense for the three and nine months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Stock options	$2,231	$2,747	$7,270	$8,964
Restricted stock and restricted stock units	13,313	11,762	39,666	35,051
Employee stock purchase plan	108	105	548	502
Affiliate management equity plans	1,212	1,301	3,815	3,904
Non-employee director awards	—	—	1,150	1,550
Performance share units	665	290	2,108	772
Employee stock trust	6	30	19	191
Total stock-based compensation expense	$17,535	$16,235	$54,576	$50,934

Stock Options
Stock option transactions under Legg Mason's equity incentive plans during the nine months ended December 31, 2015 and 2014 are summarized below:

	Nine Months Ended December 31,
	2015		2014
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,432	$39.58	4,801	$43.02
Granted	876	54.52	917	47.65
Exercised	(254)	31.96	(615)	30.85
Canceled/forfeited	(418)	91.83	(570)	90.38
Options outstanding at December 31	4,636	$38.11	4,533	$39.66

At December 31, 2015, options were exercisable for 2,651 shares and the weighted-average exercise price was $31.77. Stock options exercisable at December 31, 2015, have a weighted-average remaining contractual life of 4.0 years. Unamortized compensation cost at December 31, 2015, was $17,173 and was related to unvested options exercisable for 1,985 shares. The unamortized compensation cost at December 31, 2015, is expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average fair value of service-based stock options granted during the nine months ended December 31, 2015 and 2014, using the Black-Scholes option pricing model, was $11.26 and $12.03 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2016 and 2015:

	Nine Months Ended December 31,
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

The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Restricted stock and restricted stock unit transactions during the nine months ended December 31, 2015 and 2014, are summarized below:

	Nine Months Ended December 31,
	2015		2014
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,050	$37.38	3,334	$30.77
Granted	1,064	53.47	1,224	47.94
Vested	(1,253)	34.87	(1,321)	30.91
Canceled/forfeited	(53)	41.94	(184)	35.92
Unvested shares at December 31	2,808	$44.51	3,053	$37.28

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at December 31, 2015, of $85,912 is expected to be recognized over a weighted-average period of 1.7 years.

Other
On June 28, 2013, Legg Mason implemented a management equity plan and granted units to key employees of Permal that entitle them to participate in 15% of the future growth of the Permal enterprise value (subject to appropriate discounts), if any, subsequent to the grant date. On March 31, 2014, a similar management equity plan was implemented by Legg Mason with a grant to certain key employees of ClearBridge Investments, LLC ("ClearBridge"). Independent valuations determined the aggregate cost of the awards to be approximately $9,000 and $16,000 for Permal and ClearBridge, respectively, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting periods, through December 2017 and March 2019, respectively. Both arrangements provide that one-half of the respective cost will be absorbed by the affiliates' incentive pool. As of December 31, 2015, the redemption amount of vested units under both plans, as if they were currently redeemable, aggregated approximately $16,528.

As of December 31, 2015 and 2014, non-employee directors held 53 and 45 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units table above. During each of the nine months ended December 31, 2015 and 2014, non-employee directors were granted 8 restricted stock units. During the nine months ended December 31, 2015 and 2014, non-employee directors were granted 16 and 23 shares of common stock, respectively, at a fair value of $1,150 and $1,550, respectively. During the nine months ended December 31, 2015, there were no restricted stock units distributed and during the nine months ended December 31, 2014, there were 27 restricted stock units distributed. During the nine months ended December 31, 2014, there were 32 stock options canceled or forfeited related to non-employee directors. As of December 31, 2015 and 2014, there were no stock options outstanding related to non-employee directors.

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

As of December 31, 2015, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining fiscal 2016	$34,236
2017	124,440
2018	107,279
2019	87,444
2020	78,544
Thereafter	298,742
Total	$730,685

The minimum rental commitments shown above have not been reduced by $146,666 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of December 31, 2015 and March 31, 2015 was $36,889 and $43,726, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, as a result of the then current commercial real estate market. During the three months ended December 31, 2015, certain headquarters space was permanently vacated to pursue a sublease which is reflected in the lease reserve liability in the table below.

The above minimum rental commitments include $653,464 in real estate and equipment leases and $77,221 in service and maintenance agreements.

The minimum rental commitments shown above include $13,524 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $9,311 and $2,213 as of December 31, 2015 and March 31, 2015, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2014	$55,500
Accrued charges for vacated and subleased space (1)	9,023
Payments, net	(15,001)
Adjustments and other	(3,583)
Balance as of March 31, 2015	45,939
Accrued charges for vacated and subleased space (1)	7,430
Payments, net	(8,711)
Adjustments and other	1,542
Balance as of December 31, 2015	$46,200

(1)	Included in Occupancy expense in the Consolidated Statements of Income (Loss)

As of December 31, 2015, Legg Mason had commitments to invest approximately $29,100 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2025.

As of December 31, 2015, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining contingent consideration and changes in the contingent consideration liability for each of Legg Mason's significant recent acquisitions. See Note 3 for additional details regarding each significant acquisition.

	RARE Infrastructure	Martin Currie	PK Investments	QS Investors	Fauchier	Total
Acquisition Date	October 21, 2015	October 1, 2014	December 31, 2015	May 30, 2014	March 13, 2013
Maximum Remaining Contingent Consideration(1)	$77,253	$478,687	$2,457	$30,000	$29,458	$617,855

Contingent Consideration Liability
Balance as of March 31, 2014	$—	$—	$—	$—	$29,553	$29,553
Acquisition(2)	—	75,211	—	13,370	—	88,581
Foreign exchange and accretion	—	(5,097)	—	183	(2,436)	(7,350)
Balance as of March 31, 2015	—	70,114	—	13,553	27,117	110,784
Acquisition(2)	25,000	—	2,457	—	—	27,457
Payment	—	—	—	—	(22,765)	(22,765)
Foreign exchange and accretion	232	325	—	144	662	1,363
Fair value adjustment	—	(21,361)	—	—	(5,014)	(26,375)
Balance as of December 31, 2015	$25,232	$49,078	$2,457	$13,697	$—	$90,464

Balance Sheet Classification
Current Contingent consideration	$—	$—	$—	$2,694	$—	$2,694
Non-current Contingent consideration	25,232	49,078	2,457	11,003	—	87,770
Balance as of December 31, 2015	$25,232	$49,078	$2,457	$13,697	$—	$90,464

(1)	Using the applicable exchange rate as of December 31, 2015 for amounts denominated in currencies other than the U.S. dollar.

(2)	Using the applicable exchange rate on the date of acquisition for amounts denominated in currencies other than the U.S. dollar.

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

In management's opinion, an adequate accrual has been made as of December 31, 2015, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

10. Earnings Per Share

Basic earnings per share attributable to Legg Mason, Inc. shareholders ("EPS") is calculated by dividing Net Income (Loss) Attributable to Legg Mason, Inc. (adjusted by earnings allocated to participating securities) by the weighted-average number of shares outstanding. Legg Mason issues to employees restricted stock that are deemed to be participating securities prior to vesting, because the unvested restricted shares entitle their holder to nonforfeitable dividend rights. In this circumstance, accounting guidance requires a “two-class method” for EPS calculations that excludes earnings (potentially both distributed and undistributed) allocated to participating securities.

Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive. For periods with a net loss, potential common shares other than potentially unvested restricted shares, are considered antidilutive.

During the three and nine months ended December 31, 2015, Legg Mason repurchased and retired 572 and 3,761 shares of its common stock, respectively, for $25,000 and $182,978, respectively, through open market purchases. These total repurchases reduced weighted-average shares outstanding by 3,646 and 2,161 shares for three and nine months ended December 31, 2015, respectively. During the three and nine months ended December 31, 2014, Legg Mason repurchased and retired 1,619 and 5,329 shares of its common stock, respectively, for $86,500 and $266,522, respectively, through open market purchases. These total repurchases reduced weighted-average shares outstanding by 4,419 and 2,715 shares for three and nine months ended December 31, 2014, respectively.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Basic weighted-average shares outstanding for EPS	106,432	111,345	107,741	112,712
Potential common shares:
Dilutive employee stock options	—	1,253	992	1,169
Diluted weighted-average shares outstanding for EPS	106,432	112,598	108,733	113,881

Net Income (Loss) Attributable to Legg Mason, Inc.	$(138,626)	$77,036	$20,241	$154,121
Less: Earnings (distributed and undistributed) allocated to participating securities	565	2,078	1,675	4,112
Net Income (Loss) (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$(139,191)	$74,958	$18,566	$150,009

Net Income (Loss) per share Attributable to Legg Mason, Inc. Shareholders
Basic	$(1.31)	$0.67	$0.17	$1.33
Diluted	$(1.31)	$0.67	$0.17	$1.32

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 2,812 and 3,094 for the three months ended December 31, 2015 and 2014, respectively, and 2,774 and 3,071 for the nine months ended December 31, 2015 and 2014, respectively.

The diluted EPS calculations for the three and nine months ended December 31, 2015 and 2014, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of the Convertible Notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive.
The diluted EPS calculation for the three months ended December 31, 2015, excludes 780 potential common shares that are antidilutive due to the net loss in the quarter. Options to purchase 1,873 and 1,284 shares for the three months ended December 31, 2015 and 2014, respectively, and 1,750 and 1,338 shares for the nine months ended December 31, 2015 and 2014, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and therefore, the options are deemed antidilutive. Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met.

11. Noncontrolling Interests

Total Redeemable noncontrolling interests for the nine months ended December 31, included the following amounts:

	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests(2)	Management equity plans	Total
Value as of March 31, 2015	$38,498	$—	$7,022	$45,520
Net income (loss) attributable to redeemable noncontrolling interests	(2,067)	1,074	—	(993)
Net subscriptions/business acquisition	49,880	61,067	—	110,947
Foreign exchange	—	568	—	568
Accretion of/increase in estimated redemption value of affiliate management equity plan interests	—	—	2,489	2,489
Value as of December 31, 2015	$86,311	$62,709	$9,511	$158,531

	Consolidated investment vehicles(1) and other	Affiliate management equity plans	Total
Value as of March 31, 2014	$43,328	$1,816	$45,144
Net income attributable to redeemable noncontrolling interests	4,560	—	4,560
Net subscriptions received	21,570	—	21,570
Accretion of/increase in estimated redemption value of affiliate management equity plan interests	—	1,816	1,816
Value as of December 31, 2014	$69,458	$3,632	$73,090

(1)	Principally related to VIE and seeded investment products.

(2)	Related to RARE Infrastructure.

12. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging activities excluding the derivatives and hedging activities of CIVs. See Note 13, Variable Interest Entities and Consolidated Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, Australian dollar, British pound, euro, Japanese yen, and Singapore dollar. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded in the Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015, were $5,118 and $6,042, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015, were $5,440 and $8,665, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments.

With the exception of the interest rate swap contract and reverse treasury rate lock contract discussed in Note 7, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended December 31, 2015, March 31, 2015, or December 31, 2014. As of December 31, 2015, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $327,027 and open futures contracts relating to seed capital investments with aggregate notional values totaling $116,169. As of December 31, 2015, the weighted-average remaining contract terms for currency forward contracts and futures and forward contracts relating to seed capital investments were two months and three months, respectively.

The following table presents the derivative assets and related offsets, if any, as of December 31, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of December 31, 2015
Derivative instruments designated as hedging instruments (See Note 7)
Interest rate swap	$—	$—	$—	$4,108	$—	$4,108

Derivative instruments not designated as hedging instruments
Currency forward contracts	1,061	(65)	996	—	—	996
Futures contracts relating to seed capital investments	—	—	—	14	106	120
Total derivative instruments not designated as hedging instruments	1,061	(65)	996	14	106	1,116
Total derivative instruments	$1,061	$(65)	$996	$4,122	$106	$5,224

The following table presents the derivative liabilities and related offsets, if any, as of December 31, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of December 31, 2015
Derivative instruments not designated as hedging instruments
Currency forward contracts	$(5,733)	$394	$(5,339)	$—	$—	$(5,339)
Futures contracts relating to seed capital investments	—	—	—	(101)	4,991	4,890
Total derivative instruments not designated as hedging instruments	$(5,733)	$394	$(5,339)	$(101)	$4,991	$(449)

The following table presents the derivative assets and related offsets, if any, as of March 31, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2015
Derivative instruments designated as hedging instruments (See Note 7)
Interest rate swap	$—	$—	$—	$5,462	$—	$5,462

Derivative instruments not designated as hedging instruments
Currency forward contracts	781	(259)	522	—	—	522
Futures and forward contracts relating to seed capital investments	75	(17)	58	—	—	58
Total derivative instruments not designated as hedging instruments	856	(276)	580	—	—	580
Total derivative instruments	$856	$(276)	$580	$5,462	$—	$6,042

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2015
Derivative instruments not designated as hedging instruments
Currency forward contracts	$(8,623)	$2,327	$(6,296)	$—	$—	$(6,296)
Futures and forward contracts relating to seed capital investments	—	—	—	(2,369)	8,343	5,974
Total derivative instruments not designated as hedging instruments	$(8,623)	$2,327	$(6,296)	$(2,369)	$8,343	$(322)

The following table presents gains (losses) recognized in the Consolidated Statements of Income (Loss) on derivative instruments. As described above, the currency forward contracts and futures and forward contracts for seed capital investments included below are economic hedges of interest rate and market risk of certain operating and investing activities of Legg Mason, including foreign exchange risk on acquisition contingent consideration. Gains and losses on these derivative instruments substantially offset gains and losses of the economically hedged items. In connection with the acquisition of RARE Infrastructure, in August 2015 Legg Mason executed a U.S. dollar - Australian dollar currency forward contract to economically hedge against currency changes affecting the Australian dollar denominated purchase price, which was closed in October 2015.

		Three Months Ended December 31,
		2015		2014
	Income (Loss) Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$2,868	$(3,894)	$1,359	$(5,893)
Seed capital investments	Other non-operating income (expense)	932	(213)	576	(14)
Other non-operating activities(1)	Other non-operating income (expense)	8,100	(1,529)	—	—
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	112	(5,494)	5,406	(5,840)
Total gain (loss) from derivatives not designated as hedging instruments		12,012	(11,130)	7,341	(11,747)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	—	(1,177)	4,145	—
Total		$12,012	$(12,307)	$11,486	$(11,747)

		Nine Months Ended December 31,
		2015		2014
	Income (Loss) Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$4,447	$(7,086)	$2,609	$(10,090)
Seed capital investments	Other non-operating income (expense)	1,034	(391)	1,325	(224)
Other non-operating activities (1)	Other non-operating income (expense)	—	(4,493)	—	—
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	9,603	(6,113)	10,063	(11,859)
Total gain (loss) from derivatives not designated as hedging instruments		15,084	(18,083)	13,997	(22,173)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	620	—	3,596	—
Reverse treasury rate lock	Other non-operating income (expense)	—	—	638	—
Total		$15,704	$(18,083)	$18,231	$(22,173)

(1)	Relates to a currency forward executed in August 2015 and closed in October 2015 in connection with the October 2015 acquisition of RARE Infrastructure.

13. Variable Interest Entities and Consolidated Investment Vehicles

As further discussed in Notes 2 and 4, in accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment vehicles, some of which are designated as CIVs. As of December 31, 2015, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of December 31, 2015, March 31, 2015, and December 31, 2014, despite significant third party investments in this product.
As of December 31, 2015, March 31, 2015, and December 31, 2014, Legg Mason also concluded it was the primary beneficiary of 14, 17, and 16, respectively, employee-owned funds it sponsors, which were consolidated and reported as CIVs.

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

Legg Mason's investment in CIVs, as of December 31, 2015 and March 31, 2015, was $14,355 and $15,553, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs in the Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015, respectively, and the Consolidated Statements of Income (Loss) for the three and nine months ended December 31, 2015 and 2014, respectively:
Consolidating Balance Sheets

	December 31, 2015				March 31, 2015
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current Assets	$1,715,627	$59,578	$(14,384)	$1,760,821	$1,880,689	$56,929	$(15,583)	$1,922,035
Non-current assets	5,077,652	—	—	5,077,652	5,151,942	—	—	5,151,942
Total Assets	$6,793,279	$59,578	$(14,384)	$6,838,473	$7,032,631	$56,929	$(15,583)	$7,073,977
Current Liabilities	$684,513	$4,087	$(29)	$688,571	$808,640	$6,436	$(30)	$815,046
Non-current liabilities	1,706,114	—	—	1,706,114	1,728,510	—	—	1,728,510
Total Liabilities	2,390,627	4,087	(29)	2,394,685	2,537,150	6,436	(30)	2,543,556
Redeemable Non-controlling interests	117,601	37,568	3,362	158,531	10,787	27,581	7,152	45,520
Total Stockholders’ Equity	4,285,051	17,923	(17,717)	4,285,257	4,484,694	22,912	(22,705)	4,484,901
Total Liabilities and Equity	$6,793,279	$59,578	$(14,384)	$6,838,473	$7,032,631	$56,929	$(15,583)	$7,073,977

Consolidating Statements of Income (Loss)

	Three Months Ended
	December 31, 2015				December 31, 2014
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$659,636	$—	$(79)	$659,557	$719,166	$—	$(182)	$718,984
Total Operating Expenses	900,165	116	(79)	900,202	599,574	224	(182)	599,616
Operating Income (Loss)	(240,529)	(116)	—	(240,645)	119,592	(224)	—	119,368
Total Other Non-Operating Expense	(521)	(1,509)	414	(1,616)	(4,387)	1,758	1,326	(1,303)
Income (Loss) Before Income Tax Provision	(241,050)	(1,625)	414	(242,261)	115,205	1,534	1,326	118,065
Income tax provision (benefit)	(103,651)	—	—	(103,651)	38,017	—	—	38,017
Net Income (Loss)	(137,399)	(1,625)	414	(138,610)	77,188	1,534	1,326	80,048
Less: Net income (loss) attributable to noncontrolling interests	1,227	—	(1,211)	16	152	—	2,860	3,012
Net Income (Loss) Attributable to Legg Mason, Inc.	$(138,626)	$(1,625)	$1,625	$(138,626)	$77,036	$1,534	$(1,534)	$77,036

	Nine Months Ended December 31,
	December 31, 2015				December 31, 2014
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$2,041,539	$—	$(246)	$2,041,293	$2,117,309	$—	$(549)	$2,116,760
Total Operating Expenses	2,024,275	336	(246)	2,024,365	1,747,375	665	(549)	1,747,491
Operating Income (Loss)	17,264	(336)	—	16,928	369,934	(665)	—	369,269
Total Other Non-Operating Income (Expense)	(46,388)	(3,406)	1,200	(48,594)	(132,917)	4,683	123	(128,111)
Income (Loss)Before Income Tax Provision (benefit)	(29,124)	(3,742)	1,200	(31,666)	237,017	4,018	123	241,158
Income tax provision (benefit)	(50,914)	—	—	(50,914)	82,477	—	—	82,477
Net Income (Loss)	21,790	(3,742)	1,200	19,248	154,540	4,018	123	158,681
Less: Net income (loss) attributable to noncontrolling interests	1,549	—	(2,542)	(993)	419	—	4,141	4,560
Net Income (Loss) Attributable to Legg Mason, Inc.	$20,241	$(3,742)	$3,742	$20,241	$154,121	$4,018	$(4,018)	$154,121

Other non-operating income (expense) includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

Legg Mason had no financial liabilities of CIVs carried at fair value as of December 31, 2015 or March 31, 2015. The fair value of the financial assets of CIVs were determined using the following categories of inputs as of December 31, 2015 and March 31, 2015:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of December 31, 2015
Assets:
Trading investments:
Hedge funds	$1,006	$7,131	$10,778	$18,915
Proprietary funds	33,759	—	—	33,759
Total trading investments	$34,765	$7,131	$10,778	$52,674

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2015
Assets:
Trading investments:
Hedge funds	$1,108	$4,412	$14,093	$19,613
Proprietary funds	28,387	—	—	28,387
Total trading investments	$29,495	$4,412	$14,093	$48,000

Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance.

The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2015 and 2014, are presented in the tables below:

	Value as of September 30, 2015	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2015
Assets:
Hedge funds	$12,390	$93	$(654)	$—	$—	$(1,051)	$10,778

	Value as of September 30, 2014	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2014
Assets:
Hedge funds	$16,391	$37	$(894)	$—	$—	$(353)	$15,181
Private equity funds	32,229	5,920	(2,545)	—	—	(2,076)	33,528
	$48,620	$5,957	$(3,439)	$—	$—	$(2,429)	$48,709

	Value as of March 31, 2015	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2015
Assets:
Hedge funds	$14,093	$248	$(1,062)	$—	$(526)	$(1,975)	$10,778

	Value as of March 31, 2014	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2014
Assets:
Hedge funds	$17,888	$489	$(3,077)	$—	$—	$(119)	$15,181
Private equity funds	31,810	6,933	(4,942)	—	—	(273)	33,528
	$49,698	$7,422	$(8,019)	$—	$—	$(392)	$48,709
Liabilities:
CLO debt	$(79,179)	$—	$—	$79,179	$—	$—	$—
Total realized and unrealized gains, net						$(392)

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs in the Consolidated Statements of Income (Loss). The change in unrealized losses for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $1,027 and $2,012 for the three months ended December 31, 2015 and 2014, respectively, and were $2,029 and $682 for the nine months ended December 31, 2015 and 2014, respectively.

There were no transfers between Level 1 and Level 2 during either of the three and nine months ended December 31, 2015 and 2014.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of December 31, 2015 and March 31, 2015, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of December 31, 2015
Category of Investment	Investment Strategy	December 31, 2015		March 31, 2015	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$18,915	(1)	$19,613	n/a	n/a
n/a – not applicable

(1)	Redemption restrictions: 5% daily redemption; 10% monthly redemption; 5% quarterly redemption; and 80% are subject to three to five year lock-up or side pocket provisions.

As of December 31, 2015 and March 31, 2015, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of December 31, 2015		As of March 31, 2015
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
CLOs	$—	$299	$—	$1,146
Real Estate Investment Trust	10,387	15,626	13,026	18,096
Other sponsored investment funds	24,210	31,062	21,983	34,463
Total	$34,597	$46,987	$35,009	$53,705

(1)	Includes $34,597 and $27,463 related to investments in proprietary funds products as of December 31, 2015 and March 31, 2015, respectively.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $18,056,130 and $19,527,670 as of December 31, 2015 and March 31, 2015, respectively.

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

14. Subsequent Events

Clarion Partners
On January 21, 2016, Legg Mason agreed to acquire a majority equity interest in Clarion Partners, a diversified real estate firm based in New York. Clarion Partners manages approximately $40,000,000 in AUM across the real estate risk/return spectrum. Under the terms of the transaction, Legg Mason will acquire an 83% ownership interest in Clarion Partners for $585,000. In addition, Legg Mason will pay for its portion of certain co-investments on a dollar for dollar basis, estimated at $16,000 as of December 31, 2015. The Clarion management team will retain 17% of the outstanding equity in Clarion Partners, with Legg Mason's ownership percentage and the purchase price being adjusted lower if the management team elects before the closing to retain more than 17% (not to exceed 20%). The firm's previous majority owner, Lightyear Capital, will sell its entire ownership interest in the transaction. The transaction is expected to close in the first quarter of fiscal 2017. Legg Mason expects to incur approximately $10,000 to $15,000 of charges in connection with the transaction.

EnTrust Capital
On January 22, 2016, Legg Mason entered into a transaction agreement to combine Permal, Legg Mason's existing hedge fund platform, with EnTrust Capital ("EnTrust"). EnTrust is an independent hedge fund investor and alternative asset manager headquartered in New York with approximately $12,000,000 in AUM and other assets, and largely complementary investment strategies, investor base, and business mix to Permal. As a result of the combination, Legg Mason will own 65% of the new entity, branded EnTrustPermal, with 35% being owned by Gregg S. Hymowitz, EnTrust's co-founder and managing partner. The transaction agreement requires cash consideration of $400,000. The transaction is expected to close in the first or second quarter of fiscal 2017, and is subject to customary closing conditions, including among other things, regulatory approvals.

The combination of the businesses of EnTrust and Permal will create a new global alternatives firm with over $26,000,000 in pro-forma AUM and total assets (including assets under advisement and committed capital) of $29,000,000. In connection with the combination, Legg Mason expects to incur restructuring charges of approximately $100,000, beginning in the fourth quarter of fiscal 2016 and continuing throughout fiscal 2017.

Precidian Investments, LLC
On January 22, 2016, Legg Mason acquired a minority equity position in Precidian Investments, LLC ("Precidian"), a firm specializing in creating innovative products and solutions and solving market structure issues, particularly with regard to the ETF marketplace.

Under the terms of the transaction, Legg Mason acquired series B preferred units of Precidian that entitle Legg Mason to 19.9% of the voting and economic interests of Precidian, along with customary preferred equity protections. At its sole option during the 48 months following the initial investment, Legg Mason may, subject to satisfaction of certain closing conditions, convert its Preferred Units to 75% of the common equity of Precidian on a fully diluted basis.

Proposed Royce Management Equity Plan
On January 21, 2016, Legg Mason reached agreement in principle with the management of its existing wholly-owned subsidiary, Royce & Associates (“Royce”), subject to the execution of definitive documents, regarding employment arrangements with Royce management, revised revenue sharing and the implementation of a management equity plan for its key employees. The management equity plan will result in the issuance of minority equity interests in the Royce entity to its management team. These interests will allow the holders to receive quarterly distributions of Royce's net revenues in amounts equal to the percentage of ownership represented by the equity they hold. The existing revenue sharing agreement will be terminated, and replaced with an arrangement under the plan whereby the percentage of Royce net revenues currently reserved to pay all expenses (including bonus awards) will be reduced to reflect the percentage of revenues paid under the equity units and an increased percentage to Legg Mason. Legg Mason will receive a permanent increase of two percent of Royce's net revenues over the percentage provided for in the current revenue sharing agreement, phased in over a 13 month period. As a result of the implementation of the management equity plan, Legg Mason expects to incur a non-cash charge between approximately $35,000 and $50,000 upon the initial issuance of management equity plan units, in the fourth quarter of fiscal 2016. The management equity plan also provides an option for additional equitizations over the next three years. Any additional issuances will also incur non-cash charges, based on the value of the issued interests at the time of grant.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of global financial markets. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates and foreign currencies, among other things. Sustained periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in the attraction and retention of clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share and corresponding flows out of products in which we do not have market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, and in Item 1A. herein.

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

In connection with these strategic priorities (principally products and productivity):

•
On October 21, 2015, we acquired RARE Infrastructure Limited ("RARE Infrastructure"). RARE Infrastructure specializes in global listed infrastructure investing, is headquartered in Sydney, Australia, and had approximately $6.8 billion in AUM at closing. See Note 3 of Notes to Consolidated Financial Statements for additional information.

•
In December 2015, we began trading four new ETF products on the NASDAQ Stock Exchange. These outcome-oriented index-based ETF funds were created in partnership with our wholly-owned asset management affiliate QS Investors Holdings, LLC ("QS Investors").

•
On January 21, 2016, we agreed to acquire a majority equity interest in Clarion Partners, a diversified real estate firm based in New York. Clarion Partners manages approximately $40 billion in AUM across the real estate risk/return spectrum. The transaction is expected to close in the first quarter of fiscal 2017. We expect to incur approximately $10 million to $15 million of charges in connection with this transaction.

•
On January 22, 2016, we entered into a transaction agreement to combine The Permal Group, Limited ("Permal"), our existing hedge fund platform, with EnTrust Capital ("EnTrust"). EnTrust is an independent hedge fund investor and alternative asset manager headquartered in New York with approximately $12 billion in AUM and other assets. The transaction is expected to close in the first or second quarter of fiscal 2017.

The combination of the businesses of EnTrust and Permal will create a new global alternatives firm with over $26 billion in pro-forma AUM and total assets (including AUA and committed capital) of $29 billion. In connection with the combination, we expect to incur restructuring charges of approximately $100 million, beginning in the fourth quarter of fiscal 2016 and continuing throughout fiscal 2017, and to achieve approximately $30 million to $40 million in annual savings from the cost structures of the two businesses.

•
On January 22, 2016, we acquired a minority equity position in Precidian Investments, LLC ("Precidian"), a firm specializing in creating innovative products and solutions and solving market structure issues, particularly with regard to the ETF marketplace.

•
On January 21, 2016, we reached agreement in principle with the management of Royce & Associates (“Royce”) regarding employment arrangements with Royce management and the implementation of a management equity plan for its key employees. As a result of the implementation of the management equity plan, we expect to incur a non-cash charge between approximately $35 million and $50 million upon the initial issuance of management equity plan units, in the fourth quarter of fiscal 2016.

•	See Note 14 of Notes to Consolidated Financial Statements for additional information regarding these transactions.

Net Loss Attributable to Legg Mason, Inc. for the three months ended December 31, 2015, was $138.6 million, or $1.31 per diluted share, as compared to Net Income Attributable to Legg Mason, Inc. of $77.0 million, or $0.67 per diluted share for the three months ended December 31, 2014.  The three months ended December 31, 2015, included pre-tax impairment charges of $371.0 million, or $2.79 per diluted share related to The Permal Group, Limited ("Permal")/Fauchier Partners Management Limited ("Fauchier") indefinite-life intangible assets. See Note 6 of Notes to Consolidated Financial Statements and Critical Accounting Policies for additional information regarding the impairment charges. Average AUM and total operating revenues both decreased for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, as further discussed below.

During the 12-month period ended December 31, 2015, total AUM decreased due to net client outflows in liquidity AUM, the negative impact of market performance and other, and the negative impact of foreign exchange, which were offset in part by net client inflows in long-term AUM, partially the result of improved sales from our global distribution function, and the acquisition of RARE Infrastructure in October 2015.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
During the three and nine months ended December 31, 2015, the business environment was strongly influenced by overall markets, which remained sensitive to increasing concerns over political and economic conditions in other countries, as well as, the U.S. Federal Reserve Board's decision to raise the target federal funds rate in December 2015.

During the three months ended December 31, 2015, all three major U.S. equity market indices increased. The NASDAQ Composite Index fully recovered losses experienced during the significant market volatility in the three months ended September 30, 2015, and increased for the nine months ended December 31, 2015, while the Dow Jones Industrial Average and S&P 500 both recovered a portion of the losses experienced during the three months ended September 30, 2015, but decreased for the nine months ended December 31, 2015. During the three and nine months ended December 31, 2015, bond market indices also decreased. During the three and nine months ended December 31, 2014, all three major U.S. equity market indices increased, while bond market indices were mixed.

	% Change for the three months ended December 31:		% Change for the nine months ended December 31:
Indices(1)	2015	2014	2015	2014
Dow Jones Industrial Average	7.0%	4.6%	(2.0)%	8.3%
S&P 500	6.5%	4.4%	(1.2)%	10.0%
NASDAQ Composite Index	8.4%	5.4%	2.2%	12.8%
Barclays Capital U.S. Aggregate Bond Index	(0.6)%	1.8%	(1.0)%	4.1%
Barclays Capital Global Aggregate Bond Index	(0.9)%	(1.0)%	(1.3)%	(1.8)%
(1) Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

In December 2015, the Federal Reserve Board increased the target federal funds rate for the first time since 2006 from 0.25% to 0.50%. While the economic outlook for the U.S. has remained more positive in recent years, the financial environment in which we operate continues to reflect a heightened level of sensitivity as we move through fiscal 2016.

Quarter Ended December 31, 2015, Compared to Quarter Ended December 31, 2014

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Large Cap Value	•	U.S. Credit Aggregate	•	U.S. Municipal Cash
•	Small Cap Core	•	Global Opportunistic Fixed Income
•	Equity Income	•	Global Government
•	Large Cap Core	•	U.S. Municipal
•	International Equity	•	Global Fixed Income
•	Infrastructure Value	•	U.S. Long Duration
•	Sector Equity	•	U.S. Limited Duration
•	Small Cap Value	•	High Yield
•	Mid Cap Core	•	Emerging Markets
•	Emerging Markets Equity
•	Global Equity

The components of the changes in our AUM (in billions) for the three months ended December 31, were as follows:

	2015	2014
Beginning of period	$672.1	$707.8
Net client cash flows
Investment funds, excluding liquidity products(1)
Subscriptions	12.9	19.4
Redemptions	(16.4)	(15.1)
Long-term separate account flows, net	1.1	4.5
Total long-term flows	(2.4)	8.8
Liquidity fund flows, net	(11.2)	(9.9)
Liquidity separate account flows, net	0.3	(0.7)
Total liquidity flows	(10.9)	(10.6)
Total net client cash flows	(13.3)	(1.8)
Market performance and other(2)	6.4	9.5
Impact of foreign exchange	(0.5)	(6.4)
Acquisitions (dispositions), net(3)	6.8	—
End of period	$671.5	$709.1

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(3)
Includes $6.8 billion related to the acquisition of RARE Infrastructure during the three months ended December 31, 2015; and $9.5 billion related to the acquisition of Martin Currie (Holdings) Limited ("Martin Currie") offset by $9.5 billion related to the disposition of Legg Mason Investment Counsel & Trust ("LMIC"), during the three months ended December 31, 2014.

AUM at December 31, 2015, was $671.5 billion, a decrease of $0.6 billion, or 0.1%, from September 30, 2015. Total net client outflows were $13.3 billion, with $2.4 billion of net client outflows from long-term asset classes and $10.9 billion of net client outflows from the liquidity asset class. Net long-term asset outflows were comprised of equity net outflows of $4.6 billion, offset in part by fixed income net inflows of $2.2 billion. Equity net outflows were primarily in products managed by Royce and ClearBridge Investments, LLC (“ClearBridge”). Fixed income net inflows were primarily in products managed by Brandywine Global Investment Management, LLC ("Brandywine") offset in part by net outflows in products managed by Western Asset Management Company ("Western Asset"). We generally earn higher fees and profits on equity

AUM, and thus net flows in this asset class will more heavily impact our revenues and Net Income (Loss) Attributable to Legg Mason, Inc. than would net flows in the fixed income and liquidity asset classes. Market performance and other was $6.4 billion and the negative impact of foreign currency exchange rate fluctuations was $(0.5) billion. Acquisitions of $6.8 billion relate to the acquisition of RARE Infrastructure in October 2015.

AUM by Asset Class
AUM by asset class (in billions) as of December 31, were as follows:

	2015	% of Total	2014	% of Total	% Change
Equity	$186.2	28%	$198.7	28%	(6)%
Fixed income	370.0	55	367.4	52	1
Total long-term assets	556.2	83	566.1	80	(2)
Liquidity	115.3	17	143.0	20	(19)
Total	$671.5	100%	$709.1	100%	(5)%

Average AUM by asset class (in billions) for the three months ended December 31, were as follows:

	2015	% of Total	2014	% of Total	% Change
Equity	$188.2	28%	$200.0	28%	(6)%
Fixed income	371.6	54	365.8	52	2
Total long-term assets	559.8	82	565.8	80	(1)
Liquidity	123.2	18	145.1	20	(15)
Total	$683.0	100%	$710.9	100%	(4)%

The component changes in our AUM by asset class (in billions) for the three months ended December 31, 2015 and 2014, were as follows:

	Equity	Fixed Income	Total Long-Term	Liquidity	Total
September 30, 2015	$177.6	$368.4	$546.0	$126.1	$672.1
Investment funds, excluding liquidity funds
Subscriptions	6.2	6.7	12.9	—	12.9
Redemptions	(9.8)	(6.6)	(16.4)	—	(16.4)
Separate account flows, net	(1.0)	2.1	1.1	0.3	1.4
Liquidity fund flows, net	—	—	—	(11.2)	(11.2)
Net client cash flows	(4.6)	2.2	(2.4)	(10.9)	(13.3)
Market performance and other(1)	6.7	(0.4)	6.3	0.1	6.4
Impact of foreign exchange	(0.3)	(0.2)	(0.5)	—	(0.5)
Acquisition(2)	6.8	—	6.8	—	6.8
December 31, 2015	$186.2	$370.0	$556.2	$115.3	$671.5

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Related to the acquisition of RARE Infrastructure.

	Equity	Fixed Income	Total Long-Term	Liquidity	Total
September 30, 2014	$193.6	$360.4	$554.0	$153.8	$707.8
Investment funds, excluding liquidity funds
Subscriptions	7.9	11.5	19.4	—	19.4
Redemptions	(8.7)	(6.4)	(15.1)	—	(15.1)
Separate account flows, net	(0.3)	4.8	4.5	(0.7)	3.8
Liquidity fund flows, net	—	—	—	(9.9)	(9.9)
Net client cash flows	(1.1)	9.9	8.8	(10.6)	(1.8)
Market performance and other(1)	4.5	4.9	9.4	0.1	9.5
Impact of foreign exchange	(1.0)	(5.1)	(6.1)	(0.3)	(6.4)
Acquisition (disposition), net(2)	2.7	(2.7)	—	—	—
December 31, 2014	$198.7	$367.4	$566.1	$143.0	$709.1

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Includes $9.5 billion related to the acquisition of Martin Currie, offset by $9.5 billion related to the disposition of LMIC.

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended December 31, 2015 and 2014, were as follows:

	Equity	Fixed Income	Total Long-Term	Liquidity	Total
December 31, 2014	$198.7	$367.4	$566.1	$143.0	$709.1
Investment funds, excluding liquidity funds
Subscriptions	25.6	33.4	59.0	—	59.0
Redemptions	(36.4)	(27.3)	(63.7)	—	(63.7)
Separate account flows, net	3.6	9.3	12.9	0.4	13.3
Liquidity fund flows, net	—	—	—	(27.3)	(27.3)
Net client cash flows	(7.2)	15.4	8.2	(26.9)	(18.7)
Market performance and other(1)	(10.7)	(5.6)	(16.3)	0.3	(16.0)
Impact of foreign exchange	(1.4)	(7.2)	(8.6)	(1.1)	(9.7)
Acquisition(2)	6.8	—	6.8	—	6.8
December 31, 2015	$186.2	$370.0	$556.2	$115.3	$671.5

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Related to the acquisition of RARE Infrastructure.

	Equity	Fixed Income	Total Long-Term	Liquidity	Total
December 31, 2013	$182.5	$355.6	$538.1	$141.4	$679.5
Investment funds, excluding liquidity funds
Subscriptions	28.7	35.9	64.6	—	64.6
Redemptions(1)	(32.0)	(25.1)	(57.1)	—	(57.1)
Separate account flows, net	2.5	—	2.5	—	2.5
Liquidity fund flows, net	—	—	—	1.7	1.7
Net client cash flows	(0.8)	10.8	10.0	1.7	11.7
Market performance and other(2)	11.5	11.2	22.7	0.3	23.0
Impact of foreign exchange	(1.5)	(8.2)	(9.7)	(0.4)	(10.1)
Acquisitions (disposition), net(3)	7.0	(2.0)	5.0	—	5.0
December 31, 2014	$198.7	$367.4	$566.1	$143.0	$709.1

(1)
Fixed income redemptions include $1.4 billion related to a single, low-fee global sovereign mandate client. Assets related to this client were reclassified from AUM to AUA in the three months ended June 30, 2014.

(2)	Other is primarily the reclassification of $12.8 billion of client assets from AUM to AUA in the three months ended June 30, 2014. Also includes the reinvestment of dividends.

(3)	Includes $9.5 billion and $5.0 billion related to the acquisitions of Martin Currie and QS Investors, respectively, offset by $9.5 billion related to the disposition of LMIC.

AUM at December 31, 2015, decreased $37.6 billion, or 5.3%, from December 31, 2014. Total net client outflows were $18.7 billion, as $26.9 billion of net client outflows from the liquidity asset class were offset in part by $8.2 billion of net client inflows into long-term asset classes. Net long-term asset inflows were comprised of fixed income net inflows of $15.4 billion, offset in part by equity net outflows of $7.2 billion. Fixed income net inflows were primarily in products managed by Brandywine and Western Asset. Equity net outflows were primarily in products managed by Royce, ClearBridge and Permal, and were offset in part by equity net inflows in products managed by QS Investors and Brandywine. Market performance and other totaled $(16.0) billion and the negative impact of foreign currency exchange rate fluctuations totaled $(9.7) billion. Acquisition of $6.8 billion relates to the acquisition of RARE Infrastructure in October 2015.

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

The component changes in our AUM by distribution channel (in billions) for the three months ended December 31, 2015 and 2014, were as follows:

	Global Distribution	Affiliate/Other		Total
September 30, 2015	$250.0	$422.1		$672.1
Net client cash flows, excluding liquidity funds	(0.2)	(1.9)		(2.1)
Liquidity fund flows, net	—	(11.2)		(11.2)
Net client cash flows	(0.2)	(13.1)		(13.3)
Market performance and other(1)	5.7	0.7		6.4
Impact of foreign exchange	0.1	(0.6)		(0.5)
Acquisition	—	6.8	(2)	6.8
December 31, 2015	$255.6	$415.9		$671.5

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Related to the acquisition of RARE Infrastructure.

	Global Distribution	Affiliate/Other		Total
September 30, 2014	$256.5	$451.3		$707.8
Net client cash flows, excluding liquidity funds	6.2	1.9		8.1
Liquidity fund flows, net	—	(9.9)		(9.9)
Net client cash flows	6.2	(8.0)		(1.8)
Market performance and other(1)	4.1	5.4		9.5
Impact of foreign exchange	(2.4)	(4.0)		(6.4)
Acquisition (disposition), net	—	—	(2)	—
December 31, 2014	$264.4	$444.7		$709.1

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Includes $9.5 billion related to the acquisition of Martin Currie, offset by $9.5 billion related to the disposition of LMIC.

Operating Revenue Yield
We calculate operating revenue yields as the ratio of the sum of annualized investment advisory fees, distribution and service fees, and other revenues, less performance fees, to average AUM. Distribution and service fees and other revenues are included in our calculation of operating revenue yields for all periods presented to provide a more accurate representation of our revenue yield trends. For the three months ended December 31, 2015 and 2014, our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 38 basis points and 39 basis points, respectively. Fees for managing equity assets were generally higher, averaging approximately 70 basis points and 75 basis points for the three months ended December 31, 2015 and 2014, respectively. The average fee rate for managing equity assets has decreased over the last year due to a shift in the mix of equity assets from higher fee to lower fee products. This compares to fees for managing fixed income assets, which averaged approximately 30 basis points for each of the quarters ended December 31, 2015 and 2014, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the quarters ended December 31, 2015 and 2014. Equity assets are primarily managed by ClearBridge, Royce, Brandywine, Permal, QS Investors, Martin Currie and RARE Infrastructure; fixed income assets are primarily managed by Western Asset, Brandywine, and Permal; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 45 basis points and 50 basis points for the quarter ended December 31, 2015 and 2014, respectively, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 35 basis points for each of the quarters ended December 31, 2015 and 2014.

Investment Performance
Overall investment performance of our AUM for the three months ended December 31, 2015 and 2014, was mixed compared to relevant benchmarks, reflecting in part, challenging fixed income markets in the three months ended December 31, 2015.

For the three months ended December 31, 2015, U.S. equity indices produced positive returns. The best performing index was the NASDAQ Composite, which returned 8.4% for the three months ended December 31, 2015. These positive returns were despite an economic environment characterized by macro-economic uncertainty and a heightened sensitivity to economic news.

In the fixed income markets, the Federal Reserve raised its target rate 0.25%, as expected, representing the Fed’s first step toward monetary policy normalization. Generally, interest rates increased moderately over the quarter as markets anticipated the Federal Funds rate with the yield curve flattening as shorter rates rose higher than longer rates. The lowest performing fixed income sector for the quarter ended December 31, 2015 was U.S. High Yield, as measured by the Barclays U.S. High Yield Index which returned (2.1%).  The best performing fixed income sector for the quarter was U.S. Credit as measured by the Barclays U.S. Credit Index which returned (0.5%) for the three months ended December 31, 2015.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of December 31, 2015 and 2014, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2015				As of December 31, 2014
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	60%	80%	83%	88%	75%	85%	86%	91%
Equity:
Large cap	32%	67%	64%	90%	57%	61%	75%	88%
Small cap	18%	16%	27%	39%	10%	28%	22%	69%
Total equity (includes other equity)	38%	60%	63%	80%	47%	59%	64%	82%
Fixed income:
U.S. taxable	72%	86%	86%	87%	74%	94%	93%	88%
U.S. tax-exempt	100%	100%	100%	100%	100%	100%	100%	100%
Global taxable	21%	76%	86%	84%	83%	89%	88%	94%
Total fixed income	57%	83%	87%	87%	79%	92%	92%	91%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of December 31, 2015 and 2014, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2015				As of December 31, 2014
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	43%	63%	72%	60%	62%	63%	60%	71%
Equity:
Large cap	31%	79%	87%	47%	76%	79%	70%	66%
Small cap	12%	23%	18%	51%	19%	23%	22%	72%
Total equity (includes other equity)	33%	61%	66%	48%	53%	56%	52%	66%
Fixed income:
U.S. taxable	81%	84%	84%	78%	79%	84%	84%	82%
U.S. tax-exempt	23%	50%	72%	89%	69%	55%	58%	86%
Global taxable	33%	36%	81%	20%	85%	86%	80%	54%
Total fixed income	58%	67%	80%	78%	77%	75%	75%	81%

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

As of December 31, 2015 and 2014, approximately 90% and 91%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of both December 31, 2015 and 2014, the U.S. long-term mutual fund assets represented in the data accounted for 19% of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of December 31, 2015, constituted an aggregate of approximately $430 billion, or approximately 64% of our total AUM. The most meaningful exclusion of funds are our fund-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 3% of our total AUM as of December 31, 2015, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	(4.40)%	16.56%	13.74%	7.02%	12.05%
Russell 3000 Growth		Relative	(9.50)%	(0.06)%	0.44%	(1.47)%	2.11%
ClearBridge Appreciation Fund	3/10/1970	Absolute	1.43%	13.24%	11.36%	7.48%	10.28%
S&P 500		Relative	0.05%	(1.89)%	(1.21)%	0.17%	(0.09)%
ClearBridge Dividend Strategy	11/6/1992	Absolute	(4.63)%	10.56%	10.45%	5.86%	8.24%
S&P 500		Relative	(6.02)%	(4.57)%	(2.12)%	(1.45)%	(0.88)%
ClearBridge Value Trust	4/16/1982	Absolute	(4.34)%	13.97%	10.34%	0.86%	11.62%
S&P 500		Relative	(5.73)%	(1.16)%	(2.23)%	(6.44)%	(0.09)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	9.10%	19.30%	14.96%	7.80%	8.11%
Russell 1000 Growth		Relative	3.43%	2.48%	1.43%	(0.74)%	2.16%
ClearBridge All Cap Value	11/12/1981	Absolute	(5.62)%	9.92%	7.19%	4.54%	9.89%
Russell 3000 Value		Relative	(1.49)%	(2.84)%	(3.79)%	(1.57)%	(1.78)%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	(2.71)%	12.86%	11.92%	6.58%	9.51%
Russell 1000 Value		Relative	1.12%	(0.22)%	0.65%	0.43%	(0.58)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	(3.41)%	12.48%	11.48%	n/a	13.42%
Russell 1000 Value		Relative	0.42%	(0.60)%	0.21%	n/a	0.58%

Small Cap
Royce Pennsylvania Mutual	6/30/1967	Absolute	(11.43)%	5.96%	5.49%	5.42%	11.36%
Russell 2000		Relative	(7.01)%	(5.70)%	(3.70)%	(1.38)%	n/a
ClearBridge Small Cap Growth	7/1/1998	Absolute	(4.83)%	12.55%	11.25%	8.27%	9.96%
Russell 2000 Growth		Relative	(3.45)%	(1.73)%	0.58%	0.32%	3.88%
Royce Total Return Fund	12/15/1993	Absolute	(7.19)%	7.68%	7.03%	5.86%	10.30%
Russell 2000		Relative	(2.78)%	(3.97)%	(2.15)%	(0.95)%	1.89%
Royce Premier Fund	12/31/1991	Absolute	(9.90)%	4.49%	4.74%	6.45%	11.03%
Russell 2000		Relative	(5.48)%	(7.16)%	(4.45)%	(0.35)%	1.81%
Royce Special Equity	5/1/1998	Absolute	(12.36)%	4.65%	5.76%	6.91%	8.37%
Russell 2000		Relative	(7.94)%	(7.00)%	(3.43)%	0.10%	1.65%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	1.29%	2.57%	4.54%	5.72%	6.23%
Barclays US Aggregate		Relative	0.74%	1.13%	1.30%	1.21%	1.10%
Western Asset Core Bond Fund	9/4/1990	Absolute	1.21%	2.17%	4.18%	5.08%	6.98%
Barclays US Aggregate		Relative	0.66%	0.73%	0.94%	0.57%	0.69%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	0.25%	1.34%	2.69%	n/a	4.52%
Barclays US Aggregate		Relative	(0.30)%	(0.11)%	(0.56)%	n/a	(0.21)%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	0.06%	0.44%	1.25%	1.84%	3.60%
Citi Treasury Government/Credit 1-3 YR		Relative	(0.57)%	(0.23)%	0.28%	(0.91)%	(0.68)%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	(2.50)%	(2.73)%	2.08%	3.58%	5.01%
Barclays US TIPS		Relative	(1.06)%	(0.46)%	(0.47)%	(0.35)%	(0.27)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	1.48%	1.51%	3.37%	4.76%	5.85%
Barclays Intermediate Government/Credit		Relative	0.41%	0.41%	0.79%	0.71%	0.60%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	5.44%	12.75%	14.08%	n/a	15.75%
BOFAML Floating Rate Home Loan Index		Relative	4.07%	9.50%	9.77%	n/a	10.12%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	(0.83)%	2.43%	5.30%	4.52%	6.41%
Barclays US Credit		Relative	(0.06)%	0.94%	0.92%	(0.66)%	0.05%
Western Asset High Yield Fund	9/28/2001	Absolute	(7.20)%	(0.08)%	3.66%	5.62%	6.59%
Barclays US Corp High Yield		Relative	(2.74)%	(1.77)%	(1.38)%	(1.34)%	(1.45)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	0.05%	0.76%	1.38%	1.53%	2.72%
Citi T-Bill 6-Month		Relative	(0.05)%	0.67%	1.28%	0.21%	(0.14)%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	2.75%	2.92%	6.27%	5.35%	7.85%
Barclays Municipal Bond		Relative	(0.56)%	(0.24)%	0.92%	0.64%	0.49%

Global Taxable
Legg Mason Western Asset Macro Opportunities Bond Fund	11/30/2013	Absolute	1.16%	n/a	n/a	n/a	4.12%
3-Month LIBOR		Relative	0.85%	n/a	n/a	n/a	3.84%
Legg Mason Brandywine Global Opportunities Bond Fund	11/1/2006	Absolute	(8.50)%	(2.24)%	2.66%	n/a	5.01%
Citi World Government Bond		Relative	(4.92)%	0.45%	2.74%	n/a	2.10%
Legg Mason Brandywine Absolute Return Opportunities Fund	2/28/2011	Absolute	(5.65)%	(0.11)%	n/a	n/a	2.52%
Citi 3-month T-Bill		Relative	(5.68)%	(0.14)%	n/a	n/a	2.47%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	(9.12)%	(3.54)%	0.88%	3.51%	3.85%
Citi World Government Bond		Relative	(5.55)%	(0.84)%	0.96%	0.07%	0.33%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	(5.32)%	(2.18)%	1.01%	3.62%	5.84%
50% Barclays Global Aggregate/25% Barclays High Yield 2% Issuer Cap/25% JP Morgan EBMI Plus		Relative	(3.11)%	(1.70)%	(1.98)%	(1.77)%	(1.03)%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	(6.30)%	(0.87)%	3.03%	4.64%	6.67%
Barclays Global High Yield		Relative	(3.58)%	(2.32)%	(2.16)%	(2.66)%	(2.09)%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	0.22%	3.18%	4.64%	n/a	4.64%
Barclays Global Aggregate Index		Relative	(0.79)%	0.41%	0.77%	n/a	0.77%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	(2.65)%	(3.13)%	2.18%	5.45%	9.20%
JP Morgan EMBI Global		Relative	(3.88)%	(3.06)%	(2.93)%	(1.28)%	0.33%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	2.59%	5.20%	7.26%	6.64%	6.38%
UBS Australian Composite Bond Index		Relative	—%	0.46%	0.63%	0.50%	0.57%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.14%	0.10%	0.13%	1.48%	3.33%
Citi 3-Month T-Bill		Relative	0.11%	0.06%	0.08%	0.31%	0.30%

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
As of December 31, 2015 , AUA was $38 billion. AUA as of December 31, 2015, was primarily comprised of approximately $16 billion related to QS Investors, approximately $9 billion related to Western Asset, and approximately $8 billion related to ClearBridge. AUA fee rates vary with the level of non-discretionary service provided and other factors, and our average annualized fee rate related to AUA was approximately 10 basis points for the three months ended December 31, 2015.

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

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2015	2014	$ Change	% Change
Investment advisory fees:
Separate accounts	$208.5	$210.2	$(1.7)	(1)%
Funds	345.5	388.6	(43.1)	(11)
Performance fees	9.2	29.1	(19.9)	(68)
Distribution and service fees	95.9	90.1	5.8	6
Other	0.5	1.0	(0.5)	(50)
Total Operating Revenues	$659.6	$719.0	$(59.4)	(8)%

Total operating revenues for the three months ended December 31, 2015, were $659.6 million, a decrease of 8% from $719.0 million for the three months ended December 31, 2014, due to the impact of a 4% decrease in average AUM, a reduction in our operating revenue yield, excluding performance fees, from 39 basis points to 38 basis points, and a decrease in performance fees. Although equity and fixed income AUM together comprised a slightly higher percentage of our total average AUM for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, our operating revenue yield, excluding performance fees, declined due to a less favorable product mix, with lower yielding products comprising a higher percentage of our total average AUM for the three months ended December 31, 2015, as compared to December 31, 2014.

Investment advisory fees from separate accounts decreased to $208.5 million, as compared to $210.2 million for the three months ended December 31, 2014, as decreases of $5.6 million due to lower average equity assets managed by ClearBridge and Martin Currie and $4.8 million due to the sale of LMIC in November 2014, were offset in part by increases of $5.2 million due to RARE Infrastructure after it was acquired in October 2015 and $2.3 million due to higher average fixed income assets managed by Brandywine.

Investment advisory fees from funds decreased $43.1 million, or 11%, to $345.5 million, as compared to $388.6 million for the three months ended December 31, 2014. Of this decrease, $31.9 million was due to lower average equity assets managed by Royce and ClearBridge and $11.5 million was due to lower average assets managed by Permal.

Of our total AUM as of December 31, 2015 and 2014, approximately 7% and 6%, respectively, was in accounts that were eligible to earn performance fees. Investment advisory performance fees decreased $19.9 million, or 68%, to $9.2 million, as compared to $29.1 million for the three months ended December 31, 2014, primarily due to lower fees earned on assets managed by Brandywine, Permal and Western Asset.

Distribution and service fees increased $5.8 million, or 6%, to $95.9 million, as compared to $90.1 million for the three months ended December 31, 2014, primarily as a result of $8.2 million of revenue which is included in Distribution and service fees in fiscal 2016, due to a change in the distributor for certain funds in May 2015. These revenues were previously included in Investment advisory fees from funds. An increase of $2.9 million in advisement fees associated with our AUA also contributed to the increase. These increases were offset in part by a decline in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2015	2014	$ Change	% Change
Compensation and benefits	$282.8	$319.7	$(36.9)	(12)%
Distribution and servicing	132.9	147.5	(14.6)	(10)
Communications and technology	48.5	47.1	1.4	3
Occupancy	35.7	33.2	2.5	8
Amortization of intangible assets	1.6	0.7	0.9	129
Impairment of intangible assets	371.0	—	371.0	n/m
Other	27.7	51.4	(23.7)	(46)
Total Operating Expenses	$900.2	$599.6	$300.6	50%
n/m - not meaningful

Operating expenses for the three months ended December 31, 2015 and 2014, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period, excluding the impairment charges which are deemed to be corporate expenses. The remaining operating expenses are comprised of corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the three months ended December 31 were as follows:

	Three Months Ended December 31,
	2015	2014	$ Change	% Change
Salaries and incentives	$227.7	$260.4	$(32.7)	(13)%
Benefits and payroll taxes (including deferred compensation)	51.7	48.1	3.6	7
Transition costs and severance	0.6	9.0	(8.4)	(93)
Gains on deferred compensation and seed capital investments	2.8	2.2	0.6	27
Compensation and benefits	$282.8	$319.7	$(36.9)	(12)%

Compensation and benefits decreased 12% to $282.8 million for the three months ended December 31, 2015, as compared to $319.7 million for the three months ended December 31, 2014, as a result of the following:

•
Salaries and incentives decreased $32.7 million, to $227.7 million, as compared to $260.4 million for the three months ended December 31, 2014, principally due to a decrease of $29.2 million in net compensation at investment affiliates, which was driven by the impact of decreased operating revenues at certain revenue share-based affiliates, which creates an offsetting decrease in compensation per the applicable revenue share agreements.

•
Benefits and payroll taxes increased $3.6 million, to $51.7 million, as compared to $48.1 million for the three months ended December 31, 2014, primarily due to an increase in costs associated with certain employee benefit plans.

•
Transition costs and severance decreased $8.4 million, to $0.6 million, as compared to $9.0 million for the three months ended December 31, 2014, primarily due to compensation costs recognized in the prior year period associated with the integration of Batterymarch Financial Management, Inc. ("Batterymarch") and Legg Mason Global Asset Allocation, LLC ("LMGAA") into QS Investors and the sale of LMIC.

Compensation as a percentage of operating revenues decreased to 42.9% from 44.5%, primarily due to the impact of a decrease in revenues at revenue share-based affiliates that retain a higher percentage of revenues as compensation, and the impact of additional compensation costs recognized in the prior year period related to the integration of Batterymarch and LMGAA into QS Investors and the sale of LMIC.

Distribution and servicing expense decreased 10% to $132.9 million, as compared to $147.5 million for the three months ended December 31, 2014, primarily related to the impact of lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased 3% to $48.5 million, as compared to $47.1 million for the three months ended December 31, 2014, primarily as a result of an increase in technology consulting fees.

Occupancy expense increased 8% to $35.7 million, as compared to $33.2 million for the three months ended December 31, 2014. Real estate related charges of $9.4 million were recognized in the current year period as a result of reduced space requirements, while lease reserves of $6.8 million were recognized in the prior year period in connection with the integration of Batterymarch and LMGAA into QS Investors.

Amortization of intangible assets increased 129% to $1.6 million, as compared to $0.7 million for the three months ended December 31, 2014, due to additional amortization expense related to the acquisition of RARE Infrastructure in October 2015.

Impairment of intangible assets was $371.0 million in the three months ended December 31, 2015. The impairment charges relate to our Permal/Fauchier funds-of-hedge funds contracts asset and Permal trade name. The impairment charges resulted from a number of current trends and factors, including (i) periods of moderate inflows or outflows over recent years and related reductions in AUM; (ii) a reduction in growth assumptions for the next five years; (iii) a decrease in projected margins for the next two years; and (iv) an increase in the rate used to discount projected future cash flows primarily due to company specific factors including continued market influences. These changes resulted in a reduction of the projected cash flows and our overall assessment of fair value of the assets, such that the fair values of the Permal/Fauchier funds-of-hedge funds contracts asset and Permal trade name declined below their carrying values, and accordingly were impaired by $364.0 million and $7.0 million, respectively. See Critical Accounting Policies and Note 6 of Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Other expense decreased $23.7 million, or 46%, to $27.7 million, as compared to $51.4 million for the three months ended December 31, 2014, primarily due to a $26.4 million credit related to fair value adjustments to decrease the contingent consideration liabilities associated with the acquisitions of Martin Currie and Fauchier, partially offset by a $3.6 million increase in professional fees.

Non-Operating Income (Expense)
The components of Total Other Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2015	2014	$ Change	% Change
Interest income	$1.4	$1.7	$(0.3)	(18)%
Interest expense	(8.0)	(12.2)	4.2	(34)
Other expense, net	6.5	7.4	(0.9)	(12)
Other non-operating income (expense) of consolidated investment vehicles, net	(1.5)	1.8	(3.3)	n/m
Total Other Non-Operating Income (Expense)	$(1.6)	$(1.3)	$(0.3)	23%
n/m - not meaningful

Interest income decreased 18% to $1.4 million, as compared to $1.7 million for the three months ended December 31, 2014, primarily due to lower average interest-bearing investment balances and lower yields earned on those balances.

Interest expense decreased 34% to $8.0 million, as compared to $12.2 million for the three months ended December 31, 2014, primarily due to a decrease of $5.3 million in interest accruals for uncertain tax positions due to resolution of the matters.

Other non-operating expense, net, decreased $0.9 million, to $6.5 million, as compared to $7.4 million for the three months ended December 31, 2014. This decrease was primarily the result of $6.2 million in net market losses on corporate investments, which are not offset by a corresponding decrease in compensation expense, and a $1.9 million gain in the prior year period related to the sale of LMIC. These decreases were substantially offset by a $6.6 million gain on a foreign currency forward contract related to the October 2015 acquisition of RARE Infrastructure.

Other non-operating income (expense) of consolidated investment vehicles ("CIVs"), net, decreased $3.3 million, to a loss of $1.5 million, from a gain of $1.8 million, due to net market losses on investments of certain CIVs.

Income Tax Provision (Benefit)
The income tax benefit was $103.7 million for the three months ended December 31, 2015, as compared to an income tax provision of $38.0 million for the three months ended December 31, 2014. The effective tax benefit rate was 42.8% for the three months ended December 31, 2015, as compared to an effective tax rate of 32.2% for the three months ended December 31, 2014. The decrease in the effective tax (benefit) rate for the three months ended December 31, 2015, was primarily due to a cumulative income tax benefit of $55.8 million, primarily related to annualized tax benefits attributable to prior quarters due to the previously discussed impairment charges recognized in the current quarter in a lower tax rate jurisdiction. In November 2015, the U.K. Finance Bill 2015 was enacted, which reduced the main U.K. corporate tax rate from 20% to 19% effective April 1, 2017, and to 18% effective April 1, 2020. The reduction in the U.K. corporate tax rate resulted in a tax benefit of $8.4 million, recognized in the three months ended December 31, 2015, as a result of the revaluation of certain existing deferred tax assets and liabilities at the new rates. Also, during the three months ended December 31, 2015, we recognized income tax benefits of $7.2 million, which resulted from reserve adjustments related to the effective settlement of tax positions in certain tax examinations. These benefits were offset in part by an increase in valuation allowances of $8.5 related to foreign tax credits, charitable contributions and certain state net operating loss carryforwards. During the three months ended December 31, 2014, the net release of reserves for uncertain tax positions, due to audit settlements during the period, resulted in a tax benefit of approximately $4.3 million. CIVs decreased the effective tax (benefit) rate by 0.2 percentage points and 0.8 percentage points for the three months ended December 31, 2015 and 2014, respectively.

Net Income (Loss) Attributable to Legg Mason, Inc. and Operating Margin
Net Loss Attributable to Legg Mason, Inc. for the three months ended December 31, 2015, totaled $138.6 million, or $1.31 per diluted share, as compared to Net Income Attributable to Legg Mason, Inc. of $77.0 million, or $0.67 per diluted share, for the three months ended December 31, 2014. The decrease was largely due to the pre-tax impairment charges of $371.0 million ($296.8, net of income tax benefits, or $2.79 per diluted share), recorded in the current year period, related to our indefinite-life intangible assets, as previously discussed. Operating margin was (36.5)% for the three months ended December 31, 2015, as compared to 16.6% for the three months ended December 31, 2014, with the decrease primarily attributable to the impairment charges.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information below) increased to $158.5 million, or $1.45 per diluted share, for the three months ended December 31, 2015, from $113.1 million, or $0.98 per diluted share, for the three months ended December 31, 2014, primarily due to the cumulative tax benefit related to annualized tax rate benefits not recognized in prior quarters due to the impairment charges in a lower tax rate jurisdiction in the current year period, as previously discussed. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended December 31, 2015 and 2014, was 20.6% and 21.4%, respectively. Operating Margin, as Adjusted, for the three months ended December 31, 2015, was reduced by 1.8 percentage points due to the real estate related charges recognized in the current year period, and for the three months ended December 31, 2014, was reduced by 2.3 percentage points due to costs associated with the integration of Batterymarch and LMGAA into QS Investors during that period.

Nine Months Ended December 31, 2015, Compared to Nine Months Ended December 31, 2014

Assets Under Management

The components of the changes in our AUM (in billions) for the nine months ended December 31, were as follows:

	2015	2014
Beginning of period	$702.7	$701.8
Investment funds, excluding liquidity funds(1)
Subscriptions	38.5	51.7
Redemptions	(46.7)	(44.2)
Long-term separate account flows, net	10.2	2.7
Total long-term flows	2.0	10.2
Liquidity fund flows, net	(11.9)	(6.1)
Liquidity separate account flows, net	0.3	(0.8)
Total liquidity flows	(11.6)	(6.9)
Total net client cash flows	(9.6)	3.3
Market performance and other(2)	(25.0)	11.2
Impact of foreign exchange	(3.4)	(12.2)
Acquisitions (dispositions), net(3)	6.8	5.0
End of period	$671.5	$709.1

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other is primarily the reclassification of $12.8 billion of client assets from AUM to AUA in the three months ended June 30, 2014. Also includes the reinvestment of dividends.

(3)
Includes $6.8 billion related to the acquisition of RARE Infrastructure during the nine months ended December 31, 2015; and $9.5 billion and $5.0 billion related to the acquisitions of Martin Currie and QS Investors, respectively, offset by $9.5 billion related to the disposition of LMIC during the nine months ended December 31, 2014.

AUM at December 31, 2015, was $671.5 billion, a decrease of $31.2 billion, or 4.4%, from March 31, 2015. Total net client outflows were $9.6 billion, as $11.6 billion of net client outflows from the liquidity asset class were offset in part by $2.0 billion of net client inflows into long-term asset classes. Net long-term asset inflows were comprised of fixed income net inflows of $7.8 billion offset in part by equity net outflows of $5.8 billion. Fixed income net inflows were primarily in products managed by Brandywine and Western Asset. Equity net outflows were primarily in products managed by Royce and ClearBridge and were offset in part by equity net inflows in products managed by QS Investors and Brandywine. Market performance and other was $(25.0) billion and the negative impact of foreign currency exchange rate fluctuations was $(3.4) billion. Acquisitions of $6.8 billion relate to the acquisition of RARE Infrastructure in October 2015.

Average AUM by asset class (in billions) for the nine months ended December 31 were as follows:

	2015	% of Total	2014	% of Total	% Change
Equity	$193.6	28%	$194.6	28%	(1)%
Fixed Income	373.2	54	364.7	52	2
Total long-term assets	566.8	82	559.3	80	1
Liquidity	125.7	18	142.1	20	(12)
Total	$692.5	100%	$701.4	100%	(1)%

The component changes in our AUM by asset class (in billions) for the nine months ended December 31, 2015 and 2014, were as follows:

	Equity	Fixed Income	Total Long-Term	Liquidity	Total
March 31, 2015	$199.4	$376.1	$575.5	$127.2	$702.7
Investment funds, excluding liquidity funds
Subscriptions	17.7	20.8	38.5	—	38.5
Redemptions	(27.2)	(19.5)	(46.7)	—	(46.7)
Separate account flows, net	3.7	6.5	10.2	0.3	10.5
Liquidity fund flows, net	—	—	—	(11.9)	(11.9)
Net client cash flows	(5.8)	7.8	2.0	(11.6)	(9.6)
Market performance and other(1)	(13.8)	(11.4)	(25.2)	0.2	(25.0)
Impact of foreign exchange	(0.4)	(2.5)	(2.9)	(0.5)	(3.4)
Acquisition(2)	6.8	—	6.8	$—	6.8
December 31, 2015	$186.2	$370.0	$556.2	$115.3	$671.5

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Related to the acquisition of RARE Infrastructure.

	Equity	Fixed Income	Total Long-Term	Liquidity	Total
March 31, 2014	$186.4	$365.2	$551.6	$150.2	$701.8
Investment funds, excluding liquidity funds
Subscriptions	21.6	30.1	51.7	—	51.7
Redemptions	(24.5)	(19.7)	(44.2)	—	(44.2)
Separate account flows, net	1.6	1.1	2.7	(0.8)	1.9
Liquidity fund flows, net	—	—	—	(6.1)	(6.1)
Net client cash flows	(1.3)	11.5	10.2	(6.9)	3.3
Market performance and other(1)	8.3	2.6	10.9	0.3	11.2
Impact of foreign exchange	(1.7)	(9.9)	(11.6)	(0.6)	(12.2)
Acquisitions (disposition), net(2)	7.0	(2.0)	5.0	—	5.0
December 31, 2014	$198.7	$367.4	$566.1	$143.0	$709.1

(1)	Other is primarily the reclassification of $12.8 billion of client assets from AUM to AUA in the three months ended June 30, 2014. Also includes the reinvestment of dividends.

(2)	Includes $9.5 billion and $5.0 billion related to the acquisitions of Martin Currie and QS Investors, respectively, offset by $9.5 billion related to the disposition of LMIC.

AUM by Distribution Channel
The component changes in our AUM by distribution channel (in billions) for the nine months ended December 31, 2015 and 2014, were as follows:

	Global Distribution	Affiliate/Other		Total
March 31, 2015	$270.0	$432.7		$702.7
Net client cash flows, excluding liquidity funds	0.2	2.2		2.4
Liquidity fund flows, net	—	(12.0)		(12.0)
Net client cash flows	0.2	(9.8)		(9.6)
Market performance and other(1)	(14.1)	(10.9)		(25.0)
Impact of foreign exchange	(0.5)	(2.9)		(3.4)
Acquisition	—	6.8	(2)	6.8
December 31, 2015	$255.6	$415.9		$671.5

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Related to the acquisition of RARE Infrastructure.

	Global Distribution	Affiliate/Other		Total
March 31, 2014	$247.4	$454.4		$701.8
Net client cash flows, excluding liquidity funds	12.0	(2.6)		9.4
Liquidity fund flows, net	—	(6.1)		(6.1)
Net client cash flows	12.0	(8.7)		3.3
Market performance and other(1)	9.4	1.8		11.2
Impact of foreign exchange	(4.4)	(7.8)		(12.2)
Acquisitions (disposition), net	—	5.0	(2)	5.0
December 31, 2014	$264.4	$444.7		$709.1

(1)	Other is primarily the reclassification of $12.8 billion of client assets from AUM to AUA in the three months ended June 30, 2014. Also includes the reinvestment of dividends.

(2)	Includes $9.5 billion and $5.0 billion related to the acquisitions of Martin Currie and QS Investors, respectively, offset by $9.5 billion related to the disposition of LMIC.

Results of Operations

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2015	2014	$ Change	% Change
Investment advisory fees:
Separate accounts	$621.8	$619.7	$2.1	—%
Funds	1,089.7	1,159.5	(69.8)	(6)
Performance fees	35.7	59.4	(23.7)	(40)
Distribution and service fees	292.4	274.3	18.1	7
Other	1.7	3.9	(2.2)	(56)
Total Operating Revenues	$2,041.3	$2,116.8	$(75.5)	(4)%

Total operating revenues for the nine months ended December 31, 2015, were $2.04 billion, a decrease of 4% from $2.12 billion for the nine months ended December 31, 2014, primarily due to a decrease in our operating revenue yield, excluding performance fees, from 39 basis points to 38 basis points, as well as a decrease in performance fees. Although equity and fixed income AUM together comprised a slightly higher percentage of our total average AUM for the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014, our operating revenue yield, excluding performance fees, declined due to a less favorable product mix, with lower yielding products comprising a higher percentage of our total average AUM for the nine months ended December 31, 2015, as compared to December 31, 2014.

Investment advisory fees from separate accounts increased $2.1 million, to $621.8 million, as compared to $619.7 million for the nine months ended December 31, 2014, as increases of $16.6 million due to higher average equity assets managed by Martin Currie, Brandywine and QS Investors, $7.3 million due to higher average fixed income assets managed by Brandywine, $5.2 million due to RARE Infrastructure after it was acquired in October 2015 and $3.1 million due to higher average assets managed by Permal, were substantially offset by decreases of $27.7 million due to the sale of LMIC in November 2014 and $3.9 million related to lower average fixed income assets managed by Western Asset.

Investment advisory fees from funds decreased $69.8 million, or 6%, to $1.09 billion, as compared to $1.16 billion for the nine months ended December 31, 2014. Of this decrease, $75.6 million was due to lower average equity assets managed by Royce and $32.3 million was due to lower average assets managed by Permal. These decreases were offset in part by an increase of $13.6 million due to higher average fixed income assets managed by Brandywine, $13.6 million due to a decrease of fee waivers on liquidity assets managed by Western Asset, and $11.7 million due to higher average equity assets managed by ClearBridge.

Investment advisory performance fees decreased $23.7 million, or 40%, to $35.7 million, as compared to $59.4 million for the nine months ended December 31, 2014, primarily due to lower fees earned on assets managed by Permal, Brandywine and Western Asset.

Distribution and service fees increased $18.1 million, or 7%, to $292.4 million, as compared to $274.3 million for the nine months ended December 31, 2014, primarily as a result of $22.5 million of revenue which is included in Distribution and service fees in fiscal 2016, due to a change in the distributor for certain funds in May 2015. These revenues were previously included in Investment advisory fees from funds. An increase of $9.3 million in advisement fees associated with our AUA also contributed to the increase. These increases were offset in part by a decline in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2015	2014	$ Change	% Change
Compensation and benefits	$880.3	$929.1	$(48.8)	(5)%
Distribution and servicing	421.1	451.3	(30.2)	(7)
Communications and technology	147.0	133.7	13.3	10
Occupancy	87.5	82.9	4.6	6
Amortization of intangible assets	2.9	2.0	0.9	45
Impairment of intangible assets	371.0	—	371.0	n/m
Other	114.6	148.5	(33.9)	(23)
Total Operating Expenses	$2,024.4	$1,747.5	$276.9	16%
n/m - not meaningful

Operating expenses for the nine months ended December 31, 2015 and 2014, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period, excluding the impairment charges which are deemed to be corporate expenses. The remaining operating expenses are comprised of corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the nine months ended December 31 were as follows:

	Nine Months Ended December 31,
	2015	2014	$ Change	% Change
Salaries and incentives	$702.3	$733.1	$(30.8)	(4)%
Benefits and payroll taxes (including deferred compensation)	177.1	159.2	17.9	11
Transition costs and severance	2.4	30.5	(28.1)	(92)
Gains (losses) on deferred compensation and seed capital investments	(1.5)	6.3	(7.8)	n/m
Compensation and benefits	$880.3	$929.1	$(48.8)	(5)%
n/m - not meaningful

Compensation and benefits decreased 5% to $880.3 million for the nine months ended December 31, 2015, as compared to $929.1 million for the nine months ended December 31, 2014, as a result of the following:

•
Salaries and incentives decreased $30.8 million, to $702.3 million, as compared to $733.1 million for the nine months ended December 31, 2014, primarily due to a decrease of $31.0 million in net compensation at investment affiliates, which was substantially the result of a reduction in operating revenue at revenue share-based affiliates, which creates an offsetting decrease in compensation per the applicable revenue share agreements, and the sale of LMIC in November 2014, offset in part by the acquisition of Martin Currie in October 2014.

•
Benefits and payroll taxes increased $17.9 million to $177.1 million, as compared to $159.2 million for the nine months ended December 31, 2014, primarily as a result of an increase in costs associated with certain employee benefit plans.

•
Transition costs and severance decreased $28.1 million, to $2.4 million, as compared to $30.5 million for the nine months ended December 31, 2014, primarily due to compensation costs recognized in the prior year period associated with the integration of Batterymarch and LMGAA into QS Investors and the sale of LMIC.

Compensation as a percentage of operating revenues decreased to 43.1% from 43.9%, primarily due to the impact of additional compensation costs recognized in the nine months ended December 31, 2014 related to the integration of Batterymarch and LMGAA into QS Investors and the sale of LMIC, and the impact of a decrease in revenue at revenue share-based investment affiliates that retain a higher percentage of revenues as compensation, offset in part by the impact of the acquisition of Martin Currie in October 2014.

Distribution and servicing expenses decreased 7% to $421.1 million, as compared to $451.3 million for the nine months ended December 31, 2014, primarily due to the impact of lower average AUM in certain products for which we pay fees to third-party distributors and $4.4 million of structuring fees related to a closed-end fund launch during the prior year period.

Communications and technology expense increased 10% to $147.0 million, as compared to $133.7 million for the nine months ended December 31, 2014, as a result of an increase in technology consulting and license fees for software product implementations in the current year period, and the addition of Martin Currie, which was acquired in October 2014.

Occupancy expense increased 6% to $87.5 million, as compared to $82.9 million for the nine months ended December 31, 2014. Real estate related charges of $9.4 million were recognized during the nine months ended December 31, 2015, as a result of reduced space requirements, while lease reserves of $6.8 million and accelerated depreciation of $1.4 million were recognized in the prior year period in connection with the integration of Batterymarch and LMGAA into QS Investors. In addition, the prior year period included $4.5 million in reductions to existing lease reserves.

Amortization of intangible assets increased $0.9 million to $2.9 million, as compared to $2.0 million for the nine months ended December 31, 2014, primarily due to additional amortization expense related to the acquisition of RARE Infrastructure in October 2015.

Impairment of intangible assets was $371.0 million in the nine months ended December 31, 2015. The impairment charges relate to the Permal/Fauchier indefinite-life fund management contracts asset and Permal trade name asset, as discussed above. See Critical Accounting Policies and Note 6 of notes to Consolidated Financial Statements for further discussion of the impairment charges.

Other expense decreased 23% to $114.6 million, as compared to $148.5 million for the nine months ended December 31, 2014, primarily due to the impact of a $26.4 million credit related to fair value adjustments to decrease the Contingent consideration liabilities associated with the acquisitions of Martin Currie and Fauchier, and $13.7 million decrease in expense reimbursements paid to certain mutual funds, partially offset by a $5.2 million increase in professional fees.

Non-Operating Income (Expense)
The components of Total Other Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2015	2014	$ Change	% Change
Interest income	$3.9	$5.9	$(2.0)	(34)%
Interest expense	(33.2)	(44.2)	11.0	(25)
Other expense, net, including $107.1 million debt extinguishment loss in July 2014	(15.9)	(94.5)	78.6	(83)
Other non-operating income (expense) of consolidated investment vehicles, net	(3.4)	4.7	(8.1)	n/m
Total Other Non-Operating Income (Expense)	$(48.6)	$(128.1)	$79.5	(62)%
n/m - not meaningful

Interest income decreased 34% to $3.9 million, as compared to $5.9 million for the nine months ended December 31, 2014, primarily due to a $0.8 million decrease related to lower average interest-bearing investment balances in the nine months ended December 31, 2015, and $0.7 million of interest income received in the nine months ended December 31, 2014 in connection with a tax refund.

Interest expense decreased 25% to $33.2 million, as compared to $44.2 million for the nine months ended December 31, 2014, primarily due to a decrease of $5.4 million related to the refinancing of our 5.5% Senior Notes, which was finalized in July 2014, and a decrease of $5.3 million in interest accruals for uncertain tax positions.

Other expense, net, decreased $78.6 million, to $15.9 million, as compared to $94.5 million for the nine months ended December 31, 2014, primarily due to a $107.1 million charge recognized in the nine months ended December 31, 2014 in connection with the refinancing of the 5.5% Senior Notes. This decrease was offset in part by $14.3 million in net market losses on corporate investments, which are not offset by a corresponding decrease in compensation expense, a $7.8 million increase in net market losses on assets invested for deferred compensation plans and seed capital investments, which are offset by corresponding decreases in compensation expense, and a $4.5 million loss on a foreign currency forward contract related to the acquisition of RARE Infrastructure.

Other non-operating income (expense) of CIVs, net, decreased $8.1 million to expense of $3.4 million, as compared to income of $4.7 million for the nine months ended December 31, 2014, primarily due to the deconsolidation of a CIV during the quarter ended March 31, 2015, and net market losses on investments of certain CIVs.

Income Tax Provision (Benefit)
For the nine months ended December 31, 2015, the income tax benefit was $50.9 million, as compared to an income tax provision of $82.5 million in the nine months ended December 31, 2014.  The effective tax benefit rate was 160.8% for the nine months ended December 31, 2015, as compared to an effective tax rate 34.2% for the nine months ended December 31, 2014.  The change in the effective tax (benefit) rate for the nine months ended December 31, 2015, was primarily due to a cumulative income tax benefit of $55.8 million, primarily related to annualized tax benefits attributable to prior quarters due to the previously discussed impairment charges recognized in the current year period in a lower tax rate jurisdiction. In November 2015, the U.K. Finance Bill 2015 was enacted, which reduced the main U.K. corporate tax rate from 20% to 19% effective April 1, 2017, and to 18% effective April 1, 2020. The reduction in the U.K. corporate tax rate resulted in a tax benefit of $8.4 million, recognized in the nine months ended December 31, 2015, as a result of the revaluation of certain existing deferred tax assets and liabilities at the new rates. Also, during the nine months ended December 31, 2015, we recognized income tax benefits of $14.2 million, which resulted from reserve adjustments related to the effective settlement of tax positions in certain tax examinations. These benefits were offset in part by an increase in valuation allowances of $8.5 related to foreign tax credits, charitable contributions and certain state net operating loss carryforwards. In addition, during the nine months ended December 31, 2015, we recognized an income tax benefit of $17.5 million as a result of an increase in the value of deferred tax assets due to changes in the New York City tax code. The impact of CIVs decreased the effective tax rate by 14.0 percentage points for the nine months ended December 31, 2015 and decreased the effective tax (benefit) rate by 0.6 percentage points for the nine months ended December 31, 2014.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the nine months ended December 31, 2015, totaled $20.2 million, or $0.17 per diluted share, as compared to $154.1 million, or $1.32 per diluted share, in the nine months ended December 31, 2014.  The decrease was primarily attributable to the impact of the pre-tax impairment charges of $371.0 million ($296.8 million, net of income tax benefits, or $2.73 per diluted share) related to our indefinite-life intangible assets, recognized in the nine months ended December 31, 2015, offset in part by the pre-tax non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) recognized in the nine months ended December 31, 2014, in connection with the refinancing of the 5.5% Senior Notes. Operating margin was 0.8% for the nine months ended December 31, 2015, as compared to 17.4% for the nine months ended December 31, 2014, with the decrease primarily attributable to the impairment charges.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information below) increased to $387.0 million, or $3.47 per diluted share, for the nine months ended December 31, 2015, from $260.9 million, or $2.23 per diluted share, for the nine months ended December 31, 2014, primarily attributable to the non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) related to the refinancing of the 5.5% Senior Notes. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the nine months ended December 31, 2015 and 2014, was 22.4% and 22.7%, respectively. Operating Margin, as Adjusted, for the nine months ended December 31, 2015, was reduced by 0.6 percentage points due to real estate related charges recognized in the current year period, and for the nine months ended December 31, 2014, was reduced by 2.1 percentage points due to costs associated with the integration of Batterymarch and LMGAA over time into QS Investors and various other corporate initiatives and by 0.3 percentage points due to costs related to a closed-end fund launch during that period.

Quarter Ended December 31, 2015, Compared to Quarter Ended September 30, 2015

Results of Operations
Net Loss Attributable to Legg Mason, Inc. for the three months ended December 31, 2015, was $138.6 million, or $1.31 per diluted share, as compared to Net Income Attributable to Legg Mason, Inc. of $64.3 million, or $0.58 per diluted share, in the three months ended September 30, 2015. The decrease was largely attributable to pre-tax impairment charges related to our indefinite-life intangible assets of $371.0 million ($296.8, net of income tax benefits, or $2.79 per diluted share) recognized in the three months ended December 31, 2015.

Operating revenues decreased to $659.6 million in the three months ended December 31, 2015, as compared to $673.1 million in the three months ended September 30, 2015, primarily due to a reduction in the operating revenue yield, excluding performance fees, as a result of a less favorable product mix.

Operating expenses increased by $360.1 million, to $900.2 million for the three months ended December 31, 2015, as compared to $540.1 million for the three months ended September 30, 2015, primarily as a result of the impairment charges of $371.0 million and real estate related charges of $9.4 million recognized in the three months ended December 31, 2015, as previously discussed. These increases were offset in part by a $26.4 million credit related to fair value adjustments to decrease the Contingent consideration liabilities associated with the acquisitions of Martin Currie and Fauchier.

Other non-operating expense, net, decreased $40.8 million, to $1.6 million for the three months ended December 31, 2015, as compared to $42.5 million for the three months ended September 30, 2015. This decrease was primarily due to a $6.6 million gain on a foreign currency forward contract related to the acquisition of RARE Infrastructure in the three months ended December 31, 2015, as compared to a loss of $11.1 million on the same foreign currency forward contract in the three months ended September 30, 2015. An $8.7 million reduction in net market losses on corporate investments, not offset in compensation, net market gains of $8.2 million on assets invested for deferred compensation plans and seed capital investments, which are partially offset by corresponding decreases in compensation expense, and a $5.3 million decrease in interest expense, primarily due to a reduction in interest accruals for uncertain tax positions due to resolution of the matters, also contributed to the decrease.

The income tax benefit for the three months ended December 31, 2015, included a cumulative income tax benefit of $55.8 million, primarily related to annualized tax benefits attributable to prior quarters due to the previously discussed impairment charges recognized in December 2015 in a lower tax rate jurisdiction. The three months ended December 31, 2015, also included a tax benefit of $8.4 million, largely related to the impact of U.K. tax rate changes on certain existing deferred tax assets and liabilities. Also, during the three months ended December 31, 2015, we recognized income tax benefits of $7.2 million, which resulted from reserve adjustments related to the effective settlement of tax positions in certain tax examinations. These benefits were offset in part by an increase in valuation allowances of $8.5 related to foreign tax credits, charitable contributions and certain state net operating loss carryforwards. The income tax provision for the three months ended September 30, 2015, included a tax benefit of $7.0 million, which resulted from reserve adjustments related to the conclusion of certain tax examinations.

Operating margin was (36.5)% for the three months ended December 31, 2015, as compared to 19.8% for the three months ended September 30, 2015.

Adjusted Income (see Supplemental Non-GAAP Financial Information below) increased to $158.5 million, or $1.45 per diluted share, for the three months ended December 31, 2015, as compared to Adjusted Income of $99.1 million, or $0.89 per diluted share, for the three months ended September 30, 2015, primarily due to the income tax benefits previously discussed. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended December 31, 2015 and September 30, 2015, was 20.6% and 24.0%, respectively. Operating margin, as adjusted, for the three months ended December 31, 2015, was reduced by 1.8 percentage points due to the real estate related charges recognized in the current period.

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

Adjusted Income only considers adjustments for certain items that relate to operating performance and comparability, and therefore, is most readily reconcilable to Net Income (Loss) Attributable to Legg Mason, Inc. determined under GAAP. This measure is provided in addition to Net Income (Loss) Attributable to Legg Mason, Inc., but is not a substitute for Net Income (Loss) Attributable to Legg Mason, Inc. and may not be comparable to non-GAAP performance measures, including measures of adjusted earnings or adjusted income, of other companies. Further, Adjusted Income is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. Fair value adjustments of contingent consideration liabilities may or may not provide a tax benefit, depending on the tax attributes of the acquisition transaction. We consider Adjusted Income to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value, and because it facilitates comparison of our operating results with the results of other asset management firms that have not made significant acquisitions or issued/extinguished contingent convertible debt.

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

A reconciliation of Net Income (Loss) Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	December 31, 2015	September 30, 2015	December 31, 2014
Net Income (Loss) Attributable to Legg Mason, Inc.	$(138,626)	$64,319	$77,036
Plus (less):
Amortization of intangible assets	1,580	670	669
Impairment of intangible assets	371,000	—	—
Contingent consideration fair value adjustment	(26,375)	—	—
Deferred income taxes on intangible assets:
Impairment charges	(74,200)	—	—
Tax amortization benefit	33,512	34,116	35,362
U.K. tax rate adjustment	(8,361)	—	—
Adjusted Income	$158,530	$99,105	$113,067
Net Income (Loss) per diluted share Attributable to Legg Mason, Inc. common shareholders	$(1.31)	$0.58	$0.67
Plus (less):(1)
Amortization of intangible assets	0.01	—	0.01
Impairment of intangible assets	3.49	—	—
Contingent consideration fair value adjustment	(0.25)	—	—
Deferred income taxes on intangible assets:
Impairment charges	(0.70)	—	—
Tax amortization benefit	0.31	0.31	0.30
U.K. tax rate adjustment	(0.08)	—	—
Allocation to participating securities(2)	(0.02)	—	—
Adjusted Income per diluted share	$1.45	$0.89	$0.98

	Nine Months Ended December 31,
	2015	2014
Net Income Attributable to Legg Mason, Inc.	$20,241	$154,121
Plus (less):
Amortization of intangible assets	2,907	2,028
Impairment of intangible assets	371,000	—
Contingent consideration fair value adjustment	(26,375)	—
Deferred income taxes on intangible assets:
Impairment charges	(74,200)	—
Tax amortization benefit	101,749	104,731
U.K. tax rate adjustment	(8,361)	—
Adjusted Income	$386,961	$260,880
Net Income per diluted share Attributable to Legg Mason, Inc. common shareholders	$0.17	$1.32
Plus (less):(1)
Amortization of intangible assets	0.03	0.02
Impairment of intangible assets	3.41	—
Contingent consideration fair value adjustment	(0.24)	—
Deferred income taxes on intangible assets:
Impairment charges	(0.68)	—
Tax amortization benefit	0.94	0.89
U.K. tax rate adjustment	(0.08)	—
Allocation to participating securities(2)	(0.08)	—
Adjusted Income per diluted share	$3.47	$2.23

(1)
In calculating Adjusted Income per Diluted Share during periods of Net Income after distributed earnings, we include the weighted-average of unvested restricted shares deemed to be participating securities and the earnings allocated to these participating securities. Weighted-average unvested restricted shares were 2,772 and 3,094 for the three months ended September 30, 2015 and December 31, 2014, respectively, and 3,071 for the nine months ended December 31, 2014. For purposes of this non-GAAP performance measure, earnings are allocated in the same ratio to participating securities and common shares. As a result, the inclusion of these participating securities and the earnings allocated thereto do not impact the per share amounts of the adjustments made to Net Income per Diluted Share Attributable to Legg Mason, Inc. Shareholders.

In calculating Adjusted Income per Diluted Share during periods of Net Loss after distributed earnings, we exclude the weighted-average of unvested restricted shares deemed to be participating securities. Weighted-average unvested restricted shares were 2,812 and 2,774 for the three months and nine months ended December 31, 2015, respectively.

(2)	During periods of Net Loss after distributed earnings, there is an impact from weighted-average unvested restricted shares deemed to participating securities.

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

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended
	December 31, 2015	September 30, 2015	December 31, 2014
Operating Revenues, GAAP basis	$659,557	$673,086	$718,984
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	79	82	182
Distribution and servicing expense excluding consolidated investment vehicles	(132,850)	(138,920)	(147,481)
Operating Revenues, as Adjusted	$526,786	$534,248	$571,685

Operating Income (Loss), GAAP basis	$(240,645)	$133,030	$119,368
Plus (less):
Gains (losses) on deferred compensation and seed investments	2,742	(5,499)	2,177
Impairment of intangible assets	371,000	—	—
Contingent consideration fair value adjustment	(26,375)	—	—
Amortization of intangible assets	1,580	670	669
Operating income of consolidated investment vehicles, net	116	115	224
Operating Income, as Adjusted	$108,418	$128,316	$122,438

Operating Margin, GAAP basis	(36.5)%	19.8%	16.6%
Operating Margin, as Adjusted	20.6	24.0	21.4

	Nine Months Ended December 31,
	2015	2014
Operating Revenues, GAAP basis	$2,041,293	$2,116,760
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	246	549
Distribution and servicing expense excluding consolidated investment vehicles	(421,050)	(451,272)
Operating Revenues, as Adjusted	$1,620,489	$1,666,037

Operating Income, GAAP basis	$16,928	$369,269
Plus:
Gains (losses) on deferred compensation and seed investments	(1,547)	6,252
Impairment of intangible assets	371,000	—
Contingent consideration fair value adjustment	(26,375)	—
Amortization of intangible assets	2,907	2,028
Operating income of consolidated investment vehicles, net	336	665
Operating Income, as Adjusted	$363,249	$378,214

Operating Margin, GAAP basis	0.8%	17.4%
Operating Margin, as Adjusted	22.4	22.7

Liquidity and Capital Resources
The primary objective of our capital structure is to appropriately support our business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. Our overall funding needs and capital base are continually reviewed to determine if the capital base meets the expected needs of our businesses. As we diversify and strengthen our asset management business through acquisitions, we may consider raising additional equity capital and/or the issuance of additional debt.

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At December 31, 2015, cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.6 billion, $6.8 billion, $1.1 billion and $4.3 billion, respectively. Total assets include amounts related to CIVs of $0.1 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows for the nine months ended December 31 (in millions):

	2015	2014
Cash flows provided by operating activities	$306.4	$381.0
Cash flows used in investing activities	(206.7)	(180.6)
Cash flows used in financing activities	(193.9)	(369.3)
Effect of exchange rate changes	(11.9)	(24.0)
Net change in cash and cash equivalents	(106.1)	(192.9)
Cash and cash equivalents, beginning of period	669.6	858.0
Cash and cash equivalents, end of period	$563.5	$665.1

Cash inflows provided by operating activities during the nine months ended December 31, 2015, were $306.4 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net purchases of trading and other current investments, as well as net annual payments for accrued and deferred compensation. Cash inflows provided by operating activities during the nine months ended December 31, 2014, were $381.0 million, primarily related to Net Income, adjusted for non-cash items, net activity related to CIVs, and net sales of trading and other investments, offset in part by net payments for accrued compensation.

Cash outflows used in investing activities during the nine months ended December 31, 2015, were $206.7 million, primarily related to payments associated with the acquisitions of RARE Infrastructure and PK Investment Management, LLP of $209.1 million (net of acquired cash). Cash outflows used in investing activities during the nine months ended December 31, 2014, were $180.6 million, primarily related to payments associated with the acquisitions of Martin Currie and QS Investors of $183.8 million (net of acquired cash) and payments made for fixed assets of $34.9 million; partially offset by the proceeds from businesses sold of $47.0 million.

Cash outflows used in financing activities during the nine months ended December 31, 2015, were $193.9 million, primarily related to the repurchase of 3.8 million shares of our common stock for $183.0 million. Cash outflows used in financing activities during the nine months ended December 31, 2014, were $369.3 million, primarily related to the repayment of long-term debt of $645.8 million, the repurchase of 5.3 million shares of our common stock for $266.5 million, the repayment of long-term debt of CIVs of $79.2 million, and dividends paid of $52.8 million, offset in part by the proceeds from the issuance of $658.8 million of long-term debt.

In December 2015, we entered into a new unsecured credit agreement which provides for a $1.0 billion multi-currency revolving credit facility. We borrowed $40 million under this new revolving credit facility, which remained outstanding as of December 31, 2015, and used the proceeds to repay the $40 million of outstanding borrowings under our previous revolving credit facility, which was terminated effective upon the repayment.

The $1.0 billion revolving credit facility may be increased by an aggregate amount up to $500 million, subject to the approval of the lenders, expires in December 2020, and can be repaid at any time. This revolving credit facility is available to fund working capital needs and for general corporate purposes.

The financial covenants under our credit agreement include: maximum net debt to EBITDA ratio of 3.0 to 1 and minimum EBITDA to interest expense ratio of 4.0 to 1. Debt is defined to include all obligations for borrowed money, excluding non-recourse debt of CIVs, and capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of the greater of subsidiary cash or $300 million. EBITDA is defined as consolidated net income (loss) plus/minus tax expense (benefit), interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expense or losses, and any non-cash charges, as defined in the agreements. As of December 31, 2015, our net debt to EBITDA ratio was 1.5 to 1 and EBITDA to interest expense ratio was 14.4 to 1, and therefore, we have maintained compliance with the applicable covenants.

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

We expect that over the next 12 months cash generated from our operating activities, available cash on hand and funds raised to replenish the RARE Infrastructure purchase price will be adequate to support our operating and investing cash needs, other than acquisitions, and planned share repurchases, as discussed below. We expect to raise debt to replenish cash used for the RARE Infrastructure purchase price. We utilized $40 million of net borrowing capacity under our previous revolving credit facility to complete the acquisition of RARE Infrastructure in October 2015, and would likely need to raise financing, potentially by utilizing additional borrowings under our new revolving credit facility, to complete any other acquisitions. We may also utilize our other available resources for any number of potential activities, including, but not limited to, acquisitions, including those referenced in Note 14 of Notes to Consolidated Financial Statements, repurchase of shares of our common stock, seed capital investments in new products, repayment of outstanding debt, or payment of increased dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

Acquisitions
As of December 31, 2015, we had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining aggregate contingent consideration and the Contingent consideration liability for each of our acquisitions. Additional details regarding contingent consideration for each significant recent acquisition follow the summary table.

	RARE Infrastructure	Martin Currie	PK Investments	QS Investors	Fauchier	Total
Maximum Remaining Contingent Consideration(1)	$77.2	$478.7	$2.5	$30.0	$29.5	$617.9
Contingent consideration liability
Current Contingent consideration	$—	$—	$—	$2.7	$—	$2.7
Non-current Contingent consideration	25.2	49.1	2.5	11.0	—	87.8
Balance as of December 31, 2015	$25.2	$49.1	$2.5	$13.7	$—	$90.5

(1)	Using the applicable exchange rate as of December 31, 2015 for amounts denominated in currencies other than the U.S. dollar.

On October 21, 2015, we acquired a majority interest in RARE Infrastructure. The acquisition required an initial cash payment of approximately $214 million (using the foreign exchange rate as of October 21, 2015 for the 296 million Australian dollar payment), which was funded with $40 million of net borrowings under our previous revolving credit facility, as well as existing cash resources. Contingent consideration may be due March 31, 2017 and March 31, 2018, aggregating up to approximately $77 million (using the foreign exchange rate as of December 31, 2015 for the maximum 106 million Australia dollar amount per the contract), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. Noncontrolling interests of 25% are subject to put and call provisions that may result in future cash outlays.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. The transaction included an initial cash payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125 million payment), which was funded from existing cash. Contingent consideration payments may be due on the March 31 following the first, second and third anniversaries of closing, aggregating up to approximately $479 million (using the foreign exchange rate as of December 31, 2015 for the maximum £325 million contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2016, 2017, and 2018. Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. In addition, Martin Currie and the trustees of the pension plan referenced above have received a notice that the Pensions Regulator in the U.K. is reviewing the plan’s current structure and funding status. While the review is still in process, there can be no assurance that the review will not result in accelerated funding.

In December 2015, Martin Currie acquired certain assets of PK Investment Management, LLP. The transaction was comprised of an initial cash payment of $5.0 million and a contingent payment, due on December 31, 2017, which is currently estimated at $2.5 million. The amount of any ultimate contingent payment will be based on certain financial metrics. The initial cash payment was funded with existing cash resources.

Effective May 31, 2014, we completed the acquisition of QS Investors. In July 2016, we may be required to pay up to $10 million for the second anniversary contingent consideration, with the amount of the payment dependent on the achievement of certain net revenue targets. We intend to fund any amount due with existing resources. In addition, contingent consideration of up to $20 million for the fourth anniversary payment may be due in July 2018, also dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall.

In March 2013, we completed the acquisition of all of the outstanding share capital of Fauchier. Contingent consideration of up to approximately $29 million (using the exchange rate as of December 31, 2015, for the £20 million maximum contractual amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs.

See Notes 3 and 9 of Notes to Consolidated Financial Statements for additional information regarding the acquisitions of RARE Infrastructure, Martin Currie, QS Investors and Fauchier.

Other
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

Future Outlook
As of December 31, 2015, we had approximately $285 million in cash and cash equivalents in excess of our working capital requirements. Other than for acquisitions (including refinancing cash used for RARE Infrastructure and the other two announced acquisitions), as described above, we currently project that our cash flows from operating activities will be sufficient to fund our present and foreseeable, near-term liquidity needs. As previously discussed, we intend to utilize up to $90 million of cash generated from future operations to purchase shares of our common stock on a quarterly basis, subject to market conditions and other cash needs, including the two announced acquisitions. We temporarily interrupted share repurchases in November 2015. When financing arrangements become more certain, we intend to catch up our share repurchases retroactive to February 1, 2016. We have approximately $960 million of available borrowing capacity under our new revolving credit facility, which expires in December 2020, and can be increased by another $500 million with the approval of the lenders. We do not currently expect to raise incremental debt or equity financing over the next 12 months, other than to fund the two acquisitions and replenish cash used for the RARE Infrastructure acquisition, as discussed above. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts under our revolving credit facility, such as an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing future share repurchases, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

Our liquid assets include cash, cash equivalents, and certain current investment securities. At December 31, 2015, our total liquid assets of approximately $0.9 billion included $352 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries are not significant. In order to increase our cash available in the U.S. for general corporate purposes, we plan to utilize up to $218 million of foreign cash over the next several years, of which only $16 million is accumulated foreign earnings. Due to certain tax planning strategies, we anticipate that we will generate a tax benefit of approximately $12 million with respect to this repatriation and accordingly, adjusted the tax reserve in fiscal 2014. No further repatriation of accumulated prior period foreign earnings is currently planned. However, if circumstances change, we will provide for and pay any applicable U.S. taxes in connection with any further repatriation of offshore funds. It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

As a result of the subsequent events disclosed in Note 14 of Notes to Consolidated Financial Statements, we have entered into agreements providing for us to pay approximately $1.0 billion in cash for two acquisitions. We plan to raise financing to fund these acquisitions, which may include a draw on our existing revolving credit facility for up to the full funding of these transactions.

As of December 31, 2015, approximately 1% of total assets (6% of financial assets at fair value) and approximately 4% of total liabilities (26% of financial liabilities measured at fair value) meet the definition of Level 3. Excluding the assets and liabilities of CIVs, approximately 1% of total assets (5% of financial assets measured at fair value) and 4% of total liabilities (26% of financial liabilities measured at fair value) meet the definition of Level 3.

On January 21, 2016, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.20 per share, payable on April 11, 2016.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$—	$—	$—	$—	$250.0	$800.0	$1,050.0
Interest on long-term borrowings and credit facility commitment fees	24.4	50.0	50.0	50.0	46.6	788.7	1,009.7
Minimum rental and service commitments	34.2	124.4	107.3	87.5	78.5	298.8	730.7
Total Contractual Obligations	58.6	174.4	157.3	137.5	375.1	1,887.5	2,790.4
Contingent Obligations
Payments related to business acquisitions(1)
Martin Currie	478.7	—	—	—	—	—	478.7
RARE Infrastructure	—	22.6	54.6	—	—	—	77.2
Other	—	39.5	2.5	20.0	—	—	62.0
Total payments related to business acquisitions	478.7	62.1	57.1	20.0	—	—	617.9
Total Obligations(2)(3)(4)(5)	$537.3	$236.5	$214.4	$157.5	$375.1	$1,887.5	$3,408.3

(1)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of December 31, 2015, for amounts denominated in currencies other than the U.S. dollar. The related contingent consideration liabilities had a fair value of $90.5 million as of December 31, 2015, net of certain potential pension and other obligations related to Martin Currie. See Notes 3 and 9 of Notes to Consolidated Financial Statements. The table above excludes amounts related to the acquisitions of EnTrust, Clarion Partners, and Precidian, which are further discussed in Note 14 of Notes to Consolidated Financial Statements.

(2)
The table above does not include approximately $29.1 million in capital commitments to investment partnerships in which we are a limited partner. These obligations will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2021.

(3)
The table above does not include amounts for uncertain tax positions of $49.1 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(4)
The table above does not include redeemable noncontrolling interests, primarily related to affiliate minority interests and CIVs, of $158.5 million, because the timing of any related cash outflows cannot be reliably estimated.

(5)
The table above excludes potential obligations arising from the ultimate settlement of awards under the affiliate management equity plans with key employees of Permal and ClearBridge due to the uncertainty of the timing and amounts ultimately payable. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Critical Accounting Policies
The following Critical Accounting Policy has been updated from our Annual Report on Form 10-K for the year ended March 31, 2015.

Intangible Assets and Goodwill

Balances as of December 31, 2015, are as follows (in thousands):

Amortizable asset management contracts	$87,250
Indefinite-life intangible assets	2,997,719
Trade names	57,091
Goodwill	1,471,145
$4,613,205

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

We completed our annual impairment tests of goodwill and indefinite-life intangible assets as of December 31, 2015. As a result of these impairment tests, our Permal funds-of-hedge funds contracts and trade name indefinite-life intangible assets were determined to be partially impaired, resulting in aggregate pre-tax operating charges of $371 million. Neither goodwill nor any other intangible assets were deemed to be impaired. Details of our intangible assets and goodwill and the related impairment tests follow. As a result of uncertainty regarding future market conditions, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment.

The acquisition of RARE Infrastructure by Legg Mason resulted in the addition of an indefinite-life mutual fund contracts asset, an amortizable separate accounts asset, a trade name asset and goodwill of $123 million, $68 million, $5 million, and $159 million (170 million Australian dollars, 94 million Australian dollars, 7 million Australian dollars, and 221 million Australian dollars), respectively, using the foreign exchange rate as of October 21, 2015. Because the fair values of the RARE Infrastructure indefinite-life mutual fund contracts asset and amortizable separate accounts asset fair values were established as of the October 21, 2015 acquisition date, our December 31, 2015 impairment consideration was limited to a review of AUM trends and other critical valuation inputs, which noted no significant changes.

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

The estimated remaining useful lives of amortizable intangible assets currently range from four to 12 years with a weighted-average life of approximately 11.1 years.

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

Contracts that are managed and operated as a single unit, such as contracts within the same family of funds, are reviewed in aggregate and are considered interchangeable because investors can transfer between funds with limited restrictions. Similarly, cash flows generated by new funds added to the fund group are included when determining the fair value of the intangible asset. The Fauchier acquisition completed by Permal in March 2013 included a funds-of-hedge funds business, which was merged with the existing Permal fund business through common management, shared resources (including infrastructure, employees and processes) and co-branding initiatives. Accordingly, the related carrying values and cash flows of these funds have been aggregated for impairment testing.

Projected cash flows are based on annualized cash flows for the applicable contracts projected forward 40 years, assuming annual cash flow growth from estimated net client flows and projected market performance. To estimate the projected cash flows, projected growth rates by affiliate are used to project their AUM. Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income and liquidity) and by investment manager based upon, among other things, historical experience and expectations of future market and investment performance from internal and external sources. Currently, our market growth assumptions are 6% for equity, 3% for fixed income, and 0% for liquidity products, with a general assumption of 2% organic growth for all products, subject to exceptions for organic growth (contraction), generally in years one through five.

The starting point for these assumptions is our corporate planning process that includes three-year AUM projections from the management of each operating affiliate that consider the specific business circumstances of each affiliate, with flow assumptions for years one through five for certain affiliates adjusted, as appropriate, to reflect a market participant view. Beyond year three, the estimates move towards our general organic growth assumption of 2%, as appropriate for each affiliate and asset class, through year 20. The resulting cash flow growth rate for year 20 is held constant and used to further project cash flows through year 40. Based on projected AUM by affiliate and asset class, affiliate advisory fee rates are applied to determine projected revenues. The domestic mutual fund contracts projected revenues are applied to a weighted-average margin for the applicable affiliates that manage the AUM. Margins are based on arrangements currently in place at each affiliate. Projected operating income is further reduced by an appropriate tax rate to calculate the projected cash flows.

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

Discount rates are based on appropriately weighted estimated costs of debt and equity capital using a market participant perspective. We estimate the cost of debt based on published debt rates. We estimate the cost of equity capital based on the Capital Asset Pricing Model, which considers the risk-free interest rate, peer-group betas, and company and equity risk premiums. The equity risk is further adjusted to consider the relative risk associated with each of our indefinite-life intangible asset and our reporting unit. The discount rates are also calibrated based on an assessment of relevant market values.

Consistent with standard valuation practices for taxable transactions, the projected discounted cash flow analysis also factors in a tax benefit value, as appropriate. This tax benefit represents the discounted tax savings a third party that purchased an asset on a given valuation date would receive from future tax deductions for the amortization of the purchase price over 15 years.

The Permal/Fauchier funds-of-hedge funds contracts of $698 million accounted for approximately 20% of our indefinite-life intangible assets, and are supported by the combined funds-of-hedge funds business. These funds have continued to experience periods of moderate inflows or outflows over recent years and certain increased risks, as follows. The past several years have seen declines in the traditional high net worth client funds-of-hedge funds business, Permal's historical focus, which Permal has offset to some extent with inflows in their institutional business. Further, funds-of-hedge fund managers are subject to certain market influences, as evidenced in Permal's growth in institutional funds and separate accounts, adding additional uncertainty to our estimates. Due in part to these factors, actual results for the 12 months ended December 31, 2015, generally compare unfavorably to growth assumptions for the Permal funds-of-hedge funds contracts used in the asset impairment testing at December 31, 2014. Additionally, the Fauchier business is now subject to risk associated with the anticipated loss of certain key staff. As a result, in our December 2015 testing, the growth assumptions for these contracts were reduced in the first five years, which, together with the impact of decreased margins in the first two years, led to decreased projected cash flows from the business. Also, the projected cash flows from the Permal/Fauchier funds-of-hedge funds contracts were discounted at 16.5%, compared to 14.5% used in the prior year's impairment testing, reflecting the factors noted above.

Based upon our projected discounted cash flow analyses, the carrying value of the Permal/Fauchier funds-of-hedge funds contracts asset exceeded its fair value of $335 million, resulting in an impairment charge of $364 million for the excess. Cash flows on the Permal funds-of-hedge funds contracts are assumed to have an average annual growth rate of approximately 7% (5% market and 2% organic/other). However, given current experience, projected near-year cash flows reflect moderate AUM outflows in years one and two, no net AUM flows in year three, and trend to modest AUM inflows in year four. Investment performance, including its expected impact on future asset flows, is a significant factor in our growth projections for the Permal/Fauchier funds-of-hedge funds contracts. Our market performance projections are supported by the fact that the two largest funds that comprise approximately half of the contracts asset AUM, have 10-year average returns approximating 5%. Our market projections are further supported by industry statistics.

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2.1 billion, account for approximately 70% of our indefinite-life intangible assets. As of December 31, 2015, approximately $150 billion of AUM, primarily managed by ClearBridge and Western Asset, are associated with this asset, with approximately 35% in each of equity and fixed income AUM and 30% in liquidity AUM. Although our domestic mutual funds overall have maintained strong recent market performance, previously disclosed uncertainties regarding market conditions and asset flows and risks related to potential regulatory changes in the liquidity business, are reflected in our projected discounted cash flow analyses. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by approximately $1.0 billion. For our impairment test, cash flows from the domestic mutual fund contracts are assumed to have annual growth rates that average approximately 6%, and reflect moderate AUM inflows in years 1 and 2. Projected cash flows of the domestic mutual fund contracts are discounted at 13.0%. Results for the 12 months through December 31, 2015, compared favorably to the growth assumptions related to the domestic mutual fund contracts asset impairment testing at December 31, 2014.

Assuming all other factors remain the same, our actual results and/or changes in assumptions for the domestic mutual fund contracts cash flow projections over the long-term would have to deviate more than 30% from previous projections, or the discount rate would have to be raised from 13.0% to more than 16.5%, for the asset to be deemed impaired. Despite the higher excess of fair value over the related carrying value, given the current uncertainty regarding future market conditions, it is reasonably possible that fund performance, flows and AUM levels may decrease in the near term such that actual cash flows from the domestic mutual funds contracts could deviate from the projections by more than 30% and the asset could be deemed to be impaired by a material amount.

Trade names account for 2% of indefinite-life intangible assets and are primarily related to Permal, which had a carrying value of $45 million. We tested these intangible assets using assumptions similar to those described above for indefinite-life contracts. The Permal trade name carrying value exceeded its estimated fair value of $38 million, resulting in a $7 million impairment for the excess. The resulting fair values of the other trade names significantly exceeded the related carrying amounts.

Goodwill

Goodwill is evaluated at the reporting unit level and is considered for impairment when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted projected cash flows and EBITDA multiples, similar to techniques employed in analyzing the purchase price of an acquisition. We continue to be managed as one Global Asset Management operating segment. Internal management reporting of discrete financial information regularly received by the chief operating decision maker, our Chief Executive Officer, is at the consolidated Global Asset Management business level. As a result, goodwill is recorded and evaluated at one Global Asset Management reporting unit level. Our Global Asset Management reporting unit consists of the operating businesses of our asset management affiliates and our centralized global distribution operations. In our impairment testing process, all consolidated assets (except for certain tax benefits) and liabilities are allocated to our single Global Asset Management reporting unit. Similarly, the projected operating results of the reporting unit include our holding company corporate costs and overhead, including costs associated with executive management, finance, human resources, legal and compliance, internal audit and other central corporate functions.

Goodwill principally originated from the acquisitions of CAM, Permal, Royce, Martin Currie, and more recently RARE Infrastructure. The value of the reporting unit is based in part, on projected consolidated net cash flows, including all cash flows of assets managed in our mutual funds, closed-end funds and other proprietary funds, in addition to separate account assets of our managers.

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

We also perform a market-based valuation of our reporting unit value, which applies an average of EBITDA multiples paid in change of control transactions for peer companies to our EBITDA. The results of our two estimates of value for the reporting unit (the discounted cash flow and EBITDA multiple analyses) are compared and significant differences, if any, are assessed to determine the reasonableness of each value and whether any adjustment to either result is warranted. Once the values are accepted, the appropriately weighted average of the two reporting unit valuations (the discounted cash flow and EBITDA multiple analyses) is used as the implied fair value of our Global Asset Management reporting unit, which at December 31, 2015, exceeded the carrying value by a material amount. Considering the relative merits of the details involved in each valuation process, we used an equal weighting of the two values for the December 2015 testing.

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

Based on our analysis and consideration, we believe the implied control premium determined by our reporting unit value estimation at December 31, 2015, which approximates the average of the observed range, is reasonable.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended December 31, 2015, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Item 4.        Controls and Procedures

As of December 31, 2015, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

In January 2016, Legg Mason will deploy a new financial system. The system implementation is designed, in part, to enhance the overall system of internal control over financial reporting through further automation and improve business processes. However, this system implementation is significant in scale and complexity and will result in modification to certain internal controls.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2015. The risk factor below has been updated to include activity for the nine months ended December 31, 2015.

Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets

Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the quarter ended December 31, 2015, we incurred aggregate impairment charges of $371 million ($297 million, net of taxes) relating to the Permal/Fauchier funds-of-hedge funds contracts and Permal trade name. Changes in the assumptions underlying projected cash flows from the assets or reporting unit, resulting from market conditions, reduced AUM or other factors, could result in an impairment of any of these assets.
The domestic mutual fund contracts asset acquired in the 2005 acquisition of the CAM business of $2.1 billion and the Permal funds-of-hedge funds contracts assets of $335 million account for approximately 70% and 10%, respectively, of our indefinite-life intangible assets, while the goodwill in our reporting unit aggregates $1.5 billion. As of December 31, 2015, we also have $614 million of other indefinite-life intangible assets, which includes indefinite-life mutual funds contract assets of $124 million and $123 million recorded at fair value in connection with the acquisitions of RARE Infrastructure Limited in October 2015 and Martin Currie (Holdings) Limited in October 2014, respectively.
The carrying value of the Permal funds-of-hedge funds contracts asset has recently been written down to fair value as a result of the aforementioned impairment during the quarter ended December 31, 2015, while the carrying value of the domestic mutual fund contracts asset was written down to fair value as a result of an impairment during the fiscal year ended March 31, 2013. As a result, decreases in our cash flow projections or increases in the discount rates, resulting from actual results, or changes in assumptions due to market conditions, reduced AUM, less favorable operating margins, lower yielding asset mixes, and other factors, may result in further impairment of these assets. There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce an additional impairment in either asset, particularly for the Permal funds-of-hedge funds contracts asset.
Cash flows through December 31, 2015, from our domestic mutual fund contracts compared favorably to the growth assumptions related to the domestic mutual fund contracts assets impairment testing at December 31, 2014, but the related carrying value remains sensitive to changes in the actual results or assumptions noted above. Therefore, market decreases, outflows or other changes in actual results or the assumptions noted above may result in an impairment of the domestic mutual fund contracts assets. As of December 31, 2015, the date of our most recent annual testing, the estimated fair value of the domestic mutual fund contracts asset exceeded the related carrying value by approximately $1.0 billion. Assuming all other factors remain the same, our actual results and/or changes in assumptions for the domestic mutual fund contracts cash flow projections over the long term would have to deviate by more than 30%, or the discount rate would have to increase from 13.0% to more than 16.5% for the asset to be deemed impaired. The estimated fair value of our reporting unit exceeds its aggregate carrying value by a material amount at December 31, 2015. However, changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced AUM or other factors, could still result in an impairment of goodwill.
There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce an additional impairment.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended December 31, 2015:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
October 1, 2015 through October 31, 2015	507,495	$43.46	506,442	$833,586,218
November 1, 2015 through November 30, 2015	67,175	45.11	65,894	830,611,864
December 1, 2015 through December 31, 2015	6,607	39.08	—	830,611,864
Total	581,277	$43.60	572,336	$830,611,864

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
10
Transaction Agreement, dated as of January 22, 2016, by and among EnTrustPermal Group Holdings LLC, a Delaware limited liability company,  EP Partners Holdings LLC, a Delaware limited liability company, GH Onshore GP LLC, a Delaware limited liability company, and GH EP Holdings LLC, a Delaware limited liability company and EnTrustPermal LLC, a Delaware limited liability company, and solely for certain purposes specified therein,  Gregg S. Hymowitz and Legg Mason, Inc.

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2015, filed on February 2, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	February 2, 2016	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	February 2, 2016	/s/ Peter H. Nachtwey
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
10
Transaction Agreement, dated as of January 22, 2016, by and among EnTrustPermal Group Holdings LLC, a Delaware limited liability company,  EP Partners Holdings LLC, a Delaware limited liability company, GH Onshore GP LLC, a Delaware limited liability company, and GH EP Holdings LLC, a Delaware limited liability company and EnTrustPermal LLC, a Delaware limited liability company, and solely for certain purposes specified therein,  Gregg S. Hymowitz and Legg Mason, Inc.

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2015, filed on February 2, 2016 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail