Form 10-K
period 2016-03-31
LEGG MASON, INC.
filed 2016-05-23
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2016
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
As of September 30, 2015 the aggregate market value of the registrant's voting stock, consisting of the registrant's common stock, held by non-affiliates was $4,446,042,065.
As of May 17, 2016, the number of shares outstanding of the registrant's common stock was 105,402,210.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 26, 2016 are incorporated by reference into Part III of this Report.

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

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our” and “Legg Mason” include Legg Mason, Inc. and its predecessors and subsidiaries, and the term “asset managers” refers to the asset management businesses operated by our subsidiaries. References to “fiscal year 2016” or other fiscal years refer to the 12-month period ended March 31st of the year specified.

Business Developments During the Fiscal Year Ended March 31, 2016

During fiscal year 2016, in addition to the normal course operation of our business, we continued to improve our affiliate portfolio through strategic acquisitions and issued additional debt to finance those acquisitions. We also implemented a management equity plan at one of our affiliates in order to better align the interests of the affiliate’s management team with those of our shareholders.

Acquisitions

On October 21, 2015, we acquired a majority equity interest in RARE Infrastructure Ltd. (“RARE Infrastructure”). RARE Infrastructure specializes in global listed infrastructure investing, is headquartered in Sydney, Australia, and had approximately $6.3 billion in AUM as of March 31, 2016. Legg Mason holds a 75% ownership interest in the firm, the firm's management team retained a 15% equity stake and a previous minority owner retained 10%. The acquisition of RARE Infrastructure fills gaps in our liquid alternatives products line-up.

On January 21, 2016, we entered into an agreement to acquire an 82% equity interest in Clarion Partners, a diversified real estate asset management firm based in New York. As of April 30, 2016, Clarion Partners managed approximately $41.5 billion in AUM across the real estate risk/return spectrum. The Clarion Partners management team retained 18% of the outstanding equity in Clarion Partners. The acquisition of Clarion Partners fills gaps in our illiquid alternative product offerings. The transaction with Clarion Partners was completed on April 13, 2016.

On January 22, 2016, we entered into an agreement to combine the Permal Group, our existing hedge fund of funds platform, with EnTrust Capital ("EnTrust"), a leading alternative asset management firm headquartered in New York with approximately $10 billion in AUM as of March 31, 2016, and largely complementary investment strategies, investor base, and business mix to Permal. As a result of the combination, we own 65% of the combined entity, branded EnTrustPermal, and 35% is owned by EnTrustPermal's chief executive officer. The combination of the businesses of EnTrust and Permal will create a new global alternatives solutions firm. The transaction with EnTrust was completed on May 2, 2016.

On January 22, 2016, we acquired a minority equity position in Precidian Investments, LLC ("Precidian"), a firm specializing in creating innovative products and solutions and solving market structure issues, particularly with regard to the exchange-traded fund (“ETF”) marketplace. Under the terms of the transaction, we acquired preferred units of Precidian that entitle us to approximately 20% of the voting and economic interests of Precidian, along with customary preferred equity protections. At our sole option during the 48 months following the initial investment, we may, subject to satisfaction of certain closing conditions, convert our preferred units to 75% of the common equity of Precidian on a fully diluted basis. The investment in Precidian expands our ETF capabilities and provides the opportunity to partner with Precidian to create new products and offerings.

Management Equity Plan

On March 1, 2016, we implemented a management equity plan and revised revenue sharing arrangement with our subsidiary, Royce & Associates (“Royce”). Under the terms of the management equity plan, Royce’s management team was issued equity interests in Royce which allow the holders to receive quarterly distributions of a portion of Royce's net income. Our prior revenue sharing arrangement with Royce was replaced with a new arrangement which reduced the percentage of Royce net revenues reserved to pay expenses (including bonus awards) and increased the percentage of revenues payable to us. The management equity plan and new revenue sharing arrangement help to align the interests of Royce’s management with our interests and provide continued incentives to grow revenues and control operating expenses.

Financings

On December 29, 2015, we entered into a Credit Agreement (the "Credit Agreement") pursuant to which we have available a multi-currency revolving credit facility in an amount of $1 billion (as amended from time to time, the “Revolving Facility”). We borrowed $40 million on the Revolving Facility on December 29, 2015 to repay the outstanding $40 million balance on our previous revolving credit facility, which was terminated. On May 4, 2016, we borrowed $460 million under the Revolving Facility in order to replenish cash used to pay for the acquisitions of EnTrust and Clarion Partners. We will use the remainder of the available borrowings under the Revolving Facility to fund working capital needs and for general corporate purposes.

On March 14, 2016, we completed the issuance and sale of $250 million aggregate principal amount of 6.375% Junior Subordinated Notes due 2056 (the “2056 Notes”). On March 22, 2016, we completed the issuance and sale of $450 million aggregate principal amount of 4.750% Senior Notes due 2026 (the “2026 Notes”). The net proceeds of both offerings, together with borrowings under our Revolving Facility, were used to finance the purchase prices of the acquisitions of EnTrust and Clarion Partners and to pay fees and expenses related to those transactions.

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

We may earn performance fees from certain accounts if the investment performance of the assets in the account meets or exceeds a specified benchmark, high water mark or hurdle rate during a measurement period. For the fiscal years ended March 31, 2016, 2015 and 2014, of our $2.7 billion, $2.8 billion and $2.7 billion in total revenues, $42.0 million, $83.5 million and $107.1 million, respectively represented performance fees. As of March 31, 2016, approximately 7% of our total AUM was in accounts that were eligible to pay performance fees.

As of March 31 of each of the last three fiscal years, we had the following aggregate AUM (in billions, except percentages):

	Assets Under Management	Equity Assets	% of Total in Equity Assets	Fixed Income Assets	% of Total in Fixed Income Assets	Liquidity Assets	% of Total in Liquidity Assets
2016	$669.6	$180.5	27%	$376.8	56%	$112.3	17%
2015	702.7	199.4	28	376.1	54	127.2	18
2014	701.8	186.4	27	365.2	52	150.2	21
From time to time, our reported equity or fixed income assets under management may exclude assets that we are retained to manage on a short-term or temporary basis. Beginning in fiscal year 2017, we will report Alternative Assets as part of our AUM classifications. We currently define Alternative Assets as all AUM managed by Clarion Partners, EnTrustPermal, RARE Infrastructure or Permal Capital Management.

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

We generally manage the accounts of our clients pursuant to written investment management or sub-advisory contracts between one of our asset managers and the client (or a financial intermediary acting on behalf of the client). These contracts usually specify, among other things, the management fees to be paid to the asset manager and the investment strategy for the account, and are generally terminable by either party on relatively short notice. Typically, investment management contracts may not be assigned (including as a result of transactions, such as a direct or indirect change of control of the asset manager, if it would constitute an assignment under the Investment Advisers Act of 1940 or other applicable regulatory requirements) without the prior consent of the client. When the asset management client is a U.S. registered mutual fund or closed-end fund (whether or not one of our asset managers has sponsored the fund), the fund's board of directors generally must annually approve the investment management contract, and any material changes to the contract, and the fund’s board of directors and fund shareholders must approve any assignment of the contract (including as a result of transactions that would constitute an assignment under the Investment Company Act of 1940).

We conduct the majority of our business through our asset managers. Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries, all of the voting equity of which, as of March 31, 2016, is directly or indirectly owned by Legg Mason except for Royce, which is 17% owned by its management team, RARE Infrastructure, which is 15% owned by its management team and 10% owned by another shareholder and one joint venture that we own with a former employee.

Each of our primary asset managers is generally operated as a separate business, in many cases with certain distribution functions being provided by the parent company and other affiliates, that typically markets its products and services under its own brand name. Consistent with this approach, we have in place revenue sharing arrangements with certain of our asset managers: Brandywine Global Investment Management, ClearBridge Investments, RARE Infrastructure, Royce & Associates, and Western Asset Management Company, and/or certain of their key officers. Pursuant to these revenue sharing arrangements, a specified percentage of the asset manager's revenues, net of certain third party distribution expenses, is required to be distributed to the equity owners of the business and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, but excluding certain expenses such as amortization of acquired intangible assets and excluding income taxes. Specific compensation allocations are determined by the asset manager's management, subject to corporate management approval in certain cases. Although, without renegotiation, the revenue sharing arrangements impede our ability to increase our profit margins from these businesses, we believe the agreements are important because they help us retain and attract talented employees. In addition, the revenue sharing arrangements provide management of these asset managers with incentives to (i) grow the asset managers' revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the revenues retained that is available to fund growth initiatives and for incentive compensation. In addition, the management teams of Royce and RARE Infrastructure have significant equity interests in the applicable company, which helps to align the interests of the management of those two affiliates with the interests of our shareholders.

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

Western Asset Management Company is a leading global fixed income asset manager for institutional clients. Headquartered in Pasadena, California, Western Asset Management's operations include investment operations in New York City, the United Kingdom, Japan, Brazil, Australia and Singapore. Western Asset Management offers a broad range of products spanning the yield curve and encompassing the world's major bond markets, including a suite of limited duration and core products, emerging market and high yield portfolios, municipal portfolios and a variety of sector-oriented and global products. Among the services Western Asset Management provides are management of separate accounts and U.S. mutual funds, one real estate investment trust, closed-end funds, international funds and other structured investment products. As of March 31, 2016, Western Asset Management managed assets with a value of $428.9 billion.

ClearBridge Investments is an equity asset management firm based in New York City that also has an office in Baltimore, Maryland. ClearBridge Investments provides asset management services to certain of the equity funds (including balanced funds and closed-end funds) in the Legg Mason Funds, to retail separately managed account programs, to certain of our international funds and, primarily through separate accounts, to institutional clients. ClearBridge Investments also sub-advises non-proprietary U.S. mutual funds that are sponsored by third parties. ClearBridge Investments offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. Significant ClearBridge Investments investment styles include low volatility, high active shares and income solutions. In managing assets, ClearBridge Investments generally utilizes a bottoms-up, research intensive, fundamental approach to security selection that seeks to identify companies with the potential to provide solid economic returns relative to their risk-adjusted valuations. As of March 31, 2016, ClearBridge Investments managed assets with a value of $96.0 billion.

Brandywine Global Investment Management is a global asset management firm headquartered in Philadelphia, Pennsylvania with offices also in the United Kingdom, Canada and Singapore. Brandywine Global provides investment advisory services primarily to separately managed accounts for institutional clients in a range of fixed income, including global and international fixed income, and equity investment strategies. Brandywine Global also provides investment advisory services to high net worth clients through separately managed account programs, including various non-proprietary wrap accounts sponsored by third parties. In addition, Brandywine Global manages nine of our proprietary U.S. mutual funds and a number of our international funds. Brandywine Global pursues a value investing approach in its management of both equity and fixed income assets. As of March 31, 2016, Brandywine Global managed assets with a value of $70.2 billion.

QS Investors is a customized solutions and global quantitative equities investment firm providing asset management and advisory services to a diverse array of institutional clients. Headquartered in New York City, QS Investors has developed approaches to integrating quantitative and behavioral investment insights and dynamically weighting opportunities in response to changing conditions in the economy and the market. QS Investors offers a broad spectrum of strategies which includes actively managed U.S. and Global equities, Liquid Alternatives, and Customized Solutions. Following our acquisition of QS Investors in May 2014, two of our wholly-owned subsidiaries, Batterymarch and LMGAA, were integrated into QS Investors. As of March 31, 2016, QS Investors managed approximately $18.1 billion of AUM.

Royce is the investment advisor to all of The Royce Funds, a proprietary range of equity U.S. mutual funds and to certain of our international funds. In addition, Royce manages other pooled and separately managed accounts, primarily for institutional clients. Headquartered in New York City, Royce generally invests in smaller company stocks, using a value approach. Royce’s stock selection process generally seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce pursues securities that are priced below its estimate of the issuer’s current worth. As of March 31, 2016, Royce managed assets with a value of $17.7 billion.

Permal Group Limited is a leading global funds-of-hedge funds management firm with its investment teams located in London, New York City and Paris and additional offices in Boston, Dubai, Hong Kong, Singapore and Nassau. Permal Group manages products which include both directional and absolute return strategies, and are available through multi-manager and single manager funds, separately managed accounts and structured products sponsored by several large financial institutions. Permal Group selects from among thousands of investment managers and investment firms in designing portfolios that are intended to meet a wide variety of specific investment objectives, including global, regional, class and sector specific offerings. In managing its directional offerings, Permal Group's objective is to participate significantly in strong markets, preserve capital in down or volatile markets and outperform market indices over a full market cycle with reduced risk and volatility. In managing its absolute return strategies, Permal Group seeks to achieve positive investment returns in all market conditions with low correlation to the overall equity markets. As of March 31, 2016, Permal managed assets with a value of $16.4 billion. On May 2, 2016, we completed a transaction which combined the Permal Group with EnTrust Capital. We own 65% of the combined firm, EnTrustPermal.

Martin Currie is an international equity specialist headquartered in Edinburgh, Scotland. It manages active equity portfolios for a global client base of financial institutions, charities, foundations, endowments, pension funds, family offices, government agencies and investment funds. Following our acquisition of Martin Currie, our Melbourne-based Australian equities investment team, which specializes in Australian equity products, Australian property trusts and asset allocation products, was combined into Martin Currie. As of March 31, 2016, Martin Currie, including the Australian equities investment team, managed approximately $11.5 billion in AUM.

RARE Infrastructure is a global listed infrastructure investing specialist, which we acquired in October 2015. Legg Mason holds a 75% ownership interest in the firm, the firm's management team retained a 15% equity stake and a previous minority owner retained 10%. Headquartered in Sydney, Australia, RARE Infrastructure had approximately $6.3 billion in AUM as of March 31, 2016.

We and one of our former employees each own 50% of a joint venture that serves as investment manager of two equity U.S. mutual funds, the Legg Mason Opportunity Trust and the Miller Income Opportunity Trust, within the Legg Mason Funds family. We include all of the assets managed by the joint venture, which totaled $2.1 billion at March 31, 2016, in our AUM.

Legg Mason Poland engages in portfolio management, servicing and distribution of both separate account management services and local funds in Poland. Based in Warsaw, the firm provides portfolio management services primarily for equity assets to institutions, including corporate pension plans and insurance companies, and, through funds distributed through banks and insurance companies and individual investors. As of March 31, 2016, Legg Mason Poland managed assets with a value of $1.1 billion.

In April 2016, we acquired Clarion Partners. We hold an 82% equity interest in Clarion Partners, while the Clarion Partners management team holds the remaining 18% of outstanding equity. Clarion Partners managed approximately $41.5 billion in AUM as of April 30, 2016.

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

The Legg Mason Funds consist of 128 mutual funds and 32 closed-end funds in the United States, all of which are primarily managed or sub-advised by Brandywine Global, ClearBridge Investments, Permal, QS Investors, Western Asset Management, Martin Currie, RARE Infrastructure and our joint venture with a former employee. The mutual funds and closed-end funds within the Legg Mason Funds include 69 equity funds (including balanced funds) that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large- and mid-cap growth funds and international funds. The fixed income and liquidity mutual funds and closed-end funds within the Legg Mason Funds include 91 funds that offer a wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. As of March 31, 2016 and 2015, the Legg Mason Funds included $147.5 billion and $157.2 billion in assets, respectively, in their mutual funds and closed-end funds, of which approximately 34% and 37%, respectively, were equity assets, approximately 37% and 35%, respectively, were fixed income assets and approximately 29% and 28%, respectively, were liquidity assets.

The Royce Funds consist of 20 mutual funds and three closed-end funds, most of which invest primarily in smaller-cap company or micro-cap company stocks using a value approach. The funds differ in their approach to investing in smaller companies and the universe of securities from which they can select. As of March 31, 2016 and 2015, The Royce Funds included $16.0 billion and $26.9 billion in assets, respectively, substantially all of which were equity assets. The Royce Funds are distributed through non-affiliated fund supermarkets, Legg Mason Global Distribution, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in The Royce Funds are distributed only through insurance companies.

International Funds

Outside the United States, we manage, support and distribute numerous proprietary funds across a wide array of global fixed income, liquidity and equity investment strategies. Our international funds include a broad range of cross border funds that are domiciled in Ireland and are sold in a number of countries across Asia, Europe and Latin America. Our international funds also include local fund ranges that are domiciled in the United Kingdom, Australia, Japan, Singapore and Poland and offered to investors in the country of domicile. Our international funds are distributed and serviced by Legg Mason Global Distribution, as discussed below. Our international funds, which include equity, fixed income, liquidity and balanced funds are primarily managed or sub-advised by Brandywine Global, ClearBridge Investments, Permal, QS Investors, Martin Currie, RARE Infrastructure, Royce and Western Asset Management. In the aggregate, we sponsored and managed 208 and 187 of these international funds, respectively at March 31, 2016 and 2015, which at those dates had an aggregate of approximately $105.9 billion and $119.8 billion in assets, respectively, of which approximately 17% and 14%, respectively, were equity assets, approximately 22% and 20%, respectively were fixed income assets and approximately 61% and 66%, respectively, were liquidity assets. The information above does not include the funds-of-hedge funds sponsored and managed by Permal, or the Brazil-domiciled funds managed by Western Asset Management.

Retail Separately Managed Account Programs

We are a leading provider of asset management services to retail separately managed account programs, commonly known as managed account or wrap programs. These programs typically allow securities brokers or other financial intermediaries to offer their clients the opportunity to choose from a number of asset management services pursuing different investment strategies provided by one or more asset managers, and generally charge an all-inclusive fee that covers asset management, trade execution, asset allocation and custodial and administrative services. We provide investment management services through more than 100 retail separately managed account programs sponsored by various financial institutions.

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

In addition to distributing funds, the wholesalers in Legg Mason Global Distribution also market and support our retail separately managed account program services. These services are provided through programs sponsored by a variety of financial institutions.

International Distribution

The International Distribution Group of Legg Mason Global Distribution employs a team of sales, marketing and support staff that markets, distributes and supports our international funds to individual and institutional investors across Asia, Europe and the Americas. The International Distribution Group has sales teams operating out of distribution offices in 16 cities in 13 countries and distributing our cross border international funds globally and our international local fund ranges in their respective countries. The goal of our International Distribution Group is to be a global partner for firms that utilize or distribute asset management products around the world, but also to be viewed as a local partner through an understanding of the nuances and needs of each local market that they cover. These distributors seek to develop deep distribution relationships with retail banks, private banks, asset managers, fund platforms, pension plans and insurance plans. Our international distribution offices also work with our asset managers on a case-by-case basis to take advantage of preferences for local distributors or to meet regulatory requirements in distributing products and services into their local markets.

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

In addition to Legg Mason Investments, Legg Mason Global Distribution includes separate distribution operations in Australia and Japan. In Australia, our distribution operations distribute local and cross border funds sub-advised by our asset managers primarily to retail investors, pension plans, fund-of-funds managers, insurance companies and government funds/agencies. In Japan, our distribution operations distribute domestic investment funds, cross border funds and institutional separate accounts primarily to the retail market, which includes retail banks, private banks, asset managers, funds platforms and insurance companies.

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

Employees

At March 31, 2016, 2015 and 2014, we had 3,066, 2,982 and 2,843 employees, respectively. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.

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

Systemically Important Financial Institution Review

On July 31, 2014, the Financial Stability Oversight Council (“FSOC”) principals directed the staff to undertake a more focused analysis of industry-wide products and activities to assess potential risks associated with the asset management industry, and on December 18, 2014 the FSOC issued a Request for Information related to this analysis. On April 18, 2016, the FSOC released a statement providing an update on its review of asset management products and activities and their potential risks to U.S. financial stability. The statement outlines FSOC’s recent analysis of risks focused on the following areas: (i) liquidity and redemption; (ii) leverage; (iii) operational functions; (iv) securities lending; and (v) resolvability and transition planning. The statement also includes the FSOC’s views on ways to mitigate potential financial instability risk relating to such areas.

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

Money Market Fund Reform

On July 23, 2014, the SEC adopted final rules on money market fund reform (the “2014 Rules”), which are designed to reform the regulatory structure governing money market funds and to address the perceived systemic risks that such funds present. The 2014 Rules require any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund that is registered under the Investment Company Act of 1940 to utilize market-based valuations to calculate a floating net asset value (“NAV”) rather than using the amortized cost method for valuing securities maturing in more than 60 days to seek to maintain a stable NAV. The 2014 Rules also provide for new tools for the funds’ boards designed to address unanticipated changes in the demand for liquidity, or liquidity shocks, including liquidity fees and redemption gates. Institutional prime and institutional municipal money market funds and retail money market funds must comply with liquidity fees and redemption gate requirements, but these are optional for U.S. Government money market funds. Approximately 16% of our AUM as of March 31, 2016, consisted of assets in money market funds, of which institutional prime or institutional municipal money market funds (including offshore funds that feed into such money market funds) comprised approximately 80% of that total. While various changes prompted by the 2014 Rules have phased in over time, final implementation of all reforms must be completed by October 14, 2016. The potential impact of the rules that affect the structure of the funds on our business remains untested.

Securities and Exchange Commission Review of Asset Managers and Mutual Funds

Our business may also be impacted by additional regulatory initiatives by the SEC. In December 2014, the Chair of the SEC recommended that the SEC enhance its oversight of asset managers by (i) expanding and updating data requirements with which asset managers must comply, (ii) improving fund level controls, including those related to liquidity levels and the nature of specific instruments and (iii) ensuring that asset management firms have appropriate transition plans in place to deal with market stress events or situations where an investment adviser is no longer able to serve its clients. In May 2015, the SEC issued proposed amendments to Form ADV, the form filed by an investment adviser to register with the SEC as an investment adviser, to require that a registered investment adviser provide additional and more detailed information about itself and the separately managed accounts (i.e., non-pooled investment vehicles) that it advises, including information on the types of assets held in client accounts and the use of derivatives and borrowings in client accounts. Also in May 2015, the SEC proposed new rules (as well as amendments to existing rules) to modernize the reporting and disclosure of information by registered investment companies. Although the proposed changes have not been finalized, any additional SEC oversight or the introduction of any new reporting, disclosure or control requirements could expose us to additional compliance costs and may require us to change how we operate our business.

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

Use of Derivatives by US Registered Investment Companies - SEC Proposed Rule

On December 11, 2015 the SEC proposed a new exemptive rule designed to provide an updated and more comprehensive approach to the regulation of US mutual funds’ use of derivatives. The proposed rule would permit mutual funds, ETFs, closed-end funds, and companies that have elected to be treated as business development companies under the Act to enter into derivatives transactions and financial commitment transactions, notwithstanding the prohibitions and restrictions on the issuance of senior securities under the Act, provided that the funds comply with the conditions of the proposed rule. A fund that relies on the proposed rule in order to enter into derivatives transactions would be required to: comply with one of two alternative portfolio limitations designed to impose a limit on the amount of leverage the fund may obtain through derivatives transactions and other senior securities transactions; manage the risks associated with the fund’s derivatives transactions by maintaining an amount of certain assets, defined in the proposed rule as “qualifying coverage assets,” designed to enable the fund to meet its obligations under its derivatives transactions; and, depending on the extent of its derivatives usage, establish a formalized derivatives risk management program. A fund that relies on the proposed rule in order to enter into financial commitment transactions would be required to maintain qualifying coverage assets equal in value to the fund’s full obligations under those transactions. The potential impact of the new rule, which is still subject to change and is likely to have a lengthy transition period prior to implementation, on the funds and/or our business is unclear.

Proposed SEC Liquidity Management Rule covering US Registered Open-End Funds, including ETFs

On September 22, 2015, the SEC proposed a new rule (and amendments to existing rules) designed to promote effective liquidity risk management throughout the open-end fund industry, thereby reducing the risk that funds will be unable to meet redemption obligations and mitigating dilution of the interests of fund shareholders. The proposed amendments also seek to enhance disclosure regarding fund liquidity and redemption practices. The proposed new rule would require each registered open-end fund, including open-end ETFs (but not including money market funds), to establish a liquidity risk management program. The Commission also proposed amendments to existing rule 22c-1 to permit a fund, under certain circumstances, to use “swing pricing,” the process of adjusting the net asset value of a fund’s shares to effectively pass on the costs stemming from shareholder purchase or redemption activity to the shareholders associated with that activity. The potential impact of the new and amended rules, which are still subject to change and are likely to have a lengthy transition period prior to implementation, on the funds and/or our business is unclear.

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

Markets in Financial Instrument Directives

We are subject to numerous regulatory reform initiatives in Europe. The United Kingdom and other European jurisdictions in which we operate have implemented the Markets in Financial Instruments Directive (“MiFID”) rules into national legislation, and have begun to implement MiFID 2. MiFID 2 builds upon many of the initiatives introduced through MiFID, which focused primarily on equities, to encourage trading across all asset classes to migrate onto open and transparent markets. MiFID 2, which will come into full effect in January 2018, will be implemented through a number of more detailed directives, regulations and standards to be made by the European Commission and by the European Securities and Markets Authority (“ESMA”). It is expected that MiFID 2 will have significant and wide-ranging impacts on EU securities and derivatives markets, including (i) enhanced investor protection and governance standards, (ii) rules regarding the ability of portfolio management firms to receive and pay for investment research relating to all asset classes, (iii) enhanced regulation of algorithmic trading, (iv) the movement of trading in certain shares and derivatives onto regulated execution venues, (v) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (vi) restrictions on the use of so-called dark pool trading, (vii) the creation of a new type of trading venue called the Organized Trading Facility for non-equity financial instruments, (viii) commodity derivative position limits and reporting requirements, (ix) a move away from vertical silos in execution, clearing and settlement, (x) an enhanced role for ESMA in supervising EU securities and derivatives markets and (xi) new requirements regarding non-EU investment firms’ access to EU financial markets. Implementation of these measures will have direct and indirect impacts on us and certain of our affiliates.

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

The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers such as certain of our asset managers, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940 imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act of 1940 and the Investment Company Act of 1940, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Investment Advisers Act of 1940, the Investment Company Act of 1940 or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

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

In addition, our asset managers also may be subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, particularly insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and related provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of ERISA plan clients and certain transactions by the fiduciaries (and several other related parties) to the plans. The Department of Labor, which administers ERISA, has been increasingly active in proposing and adopting regulations affecting the asset management industry. On April 6, 2016, the Department of Labor issued a final fiduciary rule expanding the circumstances in which advice furnished to retirement investors will be treated as fiduciary in nature as well as related prohibited transaction class exemptions. The fiduciary rule and exemptions are focused on financial intermediaries who provide advice to institutional and retail retirement plan clients, including the third-party distributors who market and sell Legg Mason Funds and separately managed account program services, and mandate increased disclosure of financial intermediary compensation and mitigation of conflicts of interest. We and our asset managers may be adversely impacted by the fiduciary rule and exemptions to the extent that they lead to changes in financial intermediary and retirement plan investment preferences and increased pressure on product fees and expenses.

Existing International Regulation

In our international business, we have fund management, asset management, broker-dealer and distribution subsidiaries domiciled in a number of jurisdictions, including Australia, Brazil, Japan, Hong Kong, Ireland, Poland, Singapore, Taiwan and the United Kingdom that are subject to extensive regulation under the laws of, and to supervision by, governmental authorities and regulatory agencies in each of these jurisdictions. Our international subsidiaries are also authorized or licensed to offer their products and services in several other countries around the world, and thus are subject to the laws of, and to supervision by, governmental authorities in these additional countries. In addition, a subsidiary of Permal is a Bahamas bank regulated by the Central Bank of the Bahamas. In some instances, our international subsidiaries are also affected by U.S. laws and regulations that have extra-territorial application. Our offshore proprietary funds are subject to the laws and regulatory bodies of the jurisdictions in which they are domiciled and, for funds listed on exchanges, to the rules of the applicable exchanges. Certain of our funds domiciled in Ireland are also registered for public sale in several countries around the world and are subject to the laws of, and supervision by, the governmental authorities of those countries. All of these non-U.S. governmental authorities generally have broad supervisory and disciplinary powers, including, among others, the power to set minimum capital requirements, to temporarily or permanently revoke the authorization to carry on regulated business, to suspend registered employees, and to invoke censures and fines for both the regulated business and its registered employees.

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

In addition, in the ordinary course of our business we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. From time to time, several of our key equity and fixed income asset managers generated poor investment performance, on a relative basis or an absolute basis, in certain products or accounts that they managed, which contributed to a significant reduction in their AUM and revenues and a reduction in performance fees, and several of our asset managers currently face these issues, particularly in connection with shorter-term performance. We face periodic performance issues with certain of our products, and there is typically a lag before improvements in investment performance produce a positive effect on asset flows. There can be no assurances as to when, or if, investment performance issues will cease to negatively influence our AUM and revenues.

Assets Under Management May Be Withdrawn, Which May Reduce our Revenues and Net Income

Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of AUM, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third-party distributors with whom we have relationships, loss of key investment management or other personnel and financial market performance. This risk is underscored by the fact that we have one international client that represents approximately 7% (primarily liquidity assets) of our total AUM that generates approximately 2% of our operating revenues. In addition, in a declining securities market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts.

We have experienced net outflows of equity AUM for the last ten fiscal years due in part to investment performance issues. During fiscal years 2016 and 2015, we had $26.1 billion and $5.7 billion of net client outflows, respectively. Fiscal year 2016 outflows included $14.9 billion, $10.8 billion, and $0.4 billion of liquidity, equity, and fixed income net client outflows, respectively. Fiscal year 2015 net outflows included $22.2 billion in liquidity outflows and $2.7 billion in equity outflows, which were partially offset by $19.2 billion in fixed income inflows.

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

Our AUM can generate very different revenues per dollar of managed assets based on factors such as the type of asset managed (equity assets generally produce greater revenues than fixed income assets), the type of client (institutional clients generally pay lower fees than other clients), the type of asset management product or service provided and the fee schedule of the asset manager providing the service. A shift in the mix of our AUM from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in our revenues even if our aggregate level of AUM remains unchanged or increases. A decrease in our revenues, without a commensurate reduction in expenses, will reduce our net income. We experienced a shift in the mix of our AUM during fiscal year 2016, during which our equity AUM decreased to $180.5 billion (27% of our total AUM) on March 31, 2016 from $199.4 billion (28% of our total AUM) on March 31, 2015. In addition, average AUM operating revenue yields, excluding performance fees, decreased to 38.2 basis points in fiscal year 2016 from 38.9 basis points in fiscal year 2015 due to a less favorable product mix with lower yielding products comprising a higher percentage of our total average AUM for fiscal year 2016 as compared to fiscal year 2015. There can be no assurance that we will achieve a more favorable product mix in future fiscal years.

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

In addition, as of March 31, 2016, a substantial portion of our invested assets consisted of securities and other seed capital investments. A decline in the value of equity, fixed income or other alternative securities could lower the value of these investments and result in declines in our non-operating income and net income. Increases or decreases in the value of these investments could increase the volatility of our earnings.

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

The current historically low interest rate environment affects the yields of money market funds, which are based on the income from the underlying securities less the operating costs of the funds. With short-term interest rates at or near zero, the operating expenses of money market funds may become greater than the income from the underlying securities, which reduces the yield of the money market funds to very low levels. In addition, bank deposits may become more attractive to investors and money market funds could experience redemptions, which could decrease our revenues and net income. We are monitoring the industry wide low yields of money market funds, which may result in negative yields, particularly in Europe, which could have a significant adverse effect on the industry in general and our liquidity business in particular. During the past four fiscal years, we voluntarily waived certain fees or assumed expenses of money market funds for competitive reasons, such as to maintain competitive yields, which reduces our advisory fee income and net income. These fee waivers for competitive reasons resulted in approximately $70 million in reduced investment advisory revenues in fiscal year 2016, and have continued into the present fiscal year.

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

We May Support Money Market Funds to Maintain Their Stable Net Asset Values, or Other Products we Manage, Which Could Affect our Revenues or Operating Results

Approximately 16% of our AUM as of March 31, 2016, consisted of assets in money market funds. Money market funds seek to preserve a stable net asset value. The money market funds our asset managers manage have always maintained this stable net asset value. However, there is no guarantee that this stable net asset value will be achieved in the future. Market conditions could lead to severe liquidity or security pricing issues, which could impact their net asset values. If the net asset value of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in AUM and reputational harm, which could have a material adverse effect on our revenues or net income.

If a money market fund's stable net asset value comes under pressure, we may elect, as we have done in the past, to provide credit, liquidity, or other support to the fund. We may also elect to provide similar or other support, including by providing liquidity to a fund, to other products we manage for any number of reasons. We are not legally required to support any money market fund or other product and there can be no assurance that any support would be sufficient to avoid an adverse impact on any product or investors in any product. A decision to provide support may arise from factors specific to our products or from industry-wide factors. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material, and could adversely affect our earnings. If we were to take such actions we may also restrict our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital. In addition, certain proposed regulatory reforms could adversely impact the operating results of our money market funds. See “Item 1. Business - Regulation - Regulatory Reform - Money Market Fund Reform.”

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

Performance-Based Fee Arrangements May Increase the Volatility of our Revenues

A portion of our total revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset manager's ability to earn performance fees in future periods may be impaired. As of March 31, 2016, approximately 7% of our AUM was in accounts or products that are eligible to earn performance fees. We earned $42.0 million, $83.5 million and $107.1 million in performance fees during fiscal years 2016, 2015 and 2014, respectively. An increase or decrease in performance fees, or in performance-based fee arrangements with our clients, could create greater fluctuations in our revenues.

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

Our Funds-of-Hedge Funds Business Entails a Number of Additional Risks

Permal operates a portion of its business in the international funds-of-hedge funds business. The funds-of-hedge funds business typically involves clients being charged fees on two levels - at the funds-of-funds level and at the underlying funds level. These fees may include management fees and performance fees. There can be no assurance that Permal will not be forced to change its fee structures by competitive or other pressures or that Permal's fee structures will not hamper its growth. Furthermore, Permal, consistent with other funds-of-hedge funds managers, has experienced a trend in recent years of outflows in business from retail high net worth clients and inflows from institutional clients, which has negatively impacted Permal’s revenues and profits. On May 2, 2016, we completed a transaction which combines Permal with EnTrust, a leading independent hedge fund investor and alternative asset manager headquartered in New York. There can be no assurance that the combined EnTrustPermal will be able to continue to transition the historical Permal business into the institutional business, or that this transition will not further affect the revenues or profits of EnTrustPermal. In addition, EnTrustPermal may generate significant performance fees from time to time, which could increase the volatility of our revenues. See “Performance-Based Fee Arrangements May Increase the Volatility of our Revenues.” Because Permal operates in the funds-of-hedge funds business globally, it is exposed to a number of regulatory authorities and requirements in different jurisdictions.

Risks Related to our Company

Our Leverage May Affect our Business and May Restrict our Operating Results

At March 31, 2016, on a consolidated basis, we had approximately $1.8 billion in total indebtedness, and total stockholders' equity of $4.2 billion, and our goodwill and other intangible assets were $1.5 billion and $3.1 billion, respectively. After drawing $460 million on our revolving credit facility in May 2016, in connection with the acquisitions of EnTrust and Clarion Partners, we had $500 million of additional borrowing capacity available under our revolving credit facility, subject to certain conditions and compliance with the covenants in our credit agreement. As a result of this substantial indebtedness, we are currently required to use a portion of our cash flow to service interest on our debt, which will limit the cash flow available for other business opportunities. In addition, these servicing obligations will increase in the future as the principal payments on this debt become due or if we incur additional indebtedness.

Our ability to make scheduled payments of principal, to pay interest, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control and by a variety of factors specific to our business.

The level of our indebtedness could:

•
limit our ability to obtain additional debt financing in the future or to borrow under our existing credit facilities (our principal bank debt facility requires that (i) our ratio of net debt (total debt less unrestricted cash in excess of working capital) to Consolidated EBITDA (as defined therein) not exceed (a) 3.5 to 1 at any time for the period from March 31, 2016 through and including September 30, 2016, (b) 3.25 to 1 at any time for the period from October 1, 2016, through and including December 31, 2016 and (c) 3 to 1 at any other time., and (ii) our ratio of Consolidated EBITDA to total cash interest payments on certain Indebtedness (as defined therein) exceeds 4.0 to 1);

•	limit cash flow available for general corporate purposes due to the ongoing cash flow requirements for debt service;

•	limit our flexibility, including our ability to react to competitive and other changes in the industry and economic conditions; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

As of March 31, 2016, under the terms of our bank credit agreement our ratio of net debt to Consolidated EBITDA was 1.3 to 1 (excluding cash held on that date to fund the acquisitions of Clarion Partners and EnTrust) and our ratio of Consolidated EBITDA to interest expense was 13.0 to 1, and, therefore, Legg Mason was in compliance with its bank financial covenants. If our net income significantly declines for any reason, it may be difficult to remain in compliance with these covenants. Similarly, to the extent that we spend our available cash for purposes other than repaying debt or acquiring businesses that increase our EBITDA, we will increase our net debt to Consolidated EBITDA ratio. Although there are actions that we may take if our financial covenant compliance becomes an issue, there can be no assurance that Legg Mason will remain in compliance with its bank debt covenants.

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

Acquisitions, related transactions and completed acquisitions, including the acquisitions of RARE Infrastructure, Clarion Partners and EnTrust and the combination of EnTrust with Permal to form EnTrustPermal, pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.

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

Loss of Key Personnel Could Harm our Business

We are dependent on the continued services of a number of our key asset management personnel and our management team, including our Chief Executive Officer. The loss of any of such personnel without adequate replacement could have a material adverse effect on us. Moreover, since certain of our asset managers operate with lean management teams and contribute significantly to our revenues and net income, the loss of even a small number of key personnel at these businesses could have a disproportionate impact on our overall business. Additionally, we need qualified managers and skilled employees with asset management experience in order to operate our business successfully. The market for experienced asset management professionals is extremely competitive and is increasingly characterized by the movement of employees among different firms. Due to the competitive market for asset management professionals and the success of some of our employees, our costs to attract and retain key employees are significant and will likely increase over time. From time to time, we may work with key employees to revise revenue sharing arrangements and other employment-related terms to reflect current circumstances, including in situations where a revenue sharing arrangement may result in insufficient revenues being retained by the subsidiary. In addition, since the investment track record of many of our products and services is often attributed to a small number of individual employees, and sometimes one person, the departure of one or more of these employees could cause the business to lose client accounts or managed assets, which could have a material adverse effect on our results of operations and financial condition. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations and financial results would be materially adversely affected.

Our Business is Subject to Numerous Operational Risks

We face numerous operational risks related to our business on a day-to-day basis. Among other things, we must be able to consistently and reliably obtain securities pricing information, process trading activity, process client and investor transactions and provide reports and other customer service to our clients, investors and distributors. Failure to keep current and accurate books and records can render us subject to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. A portion of our software is licensed from and supported by outside vendors upon whom we rely to prevent operating system failure. A suspension or termination of these licenses or the related support, upgrades and maintenance could cause system delays or interruption. If any of our financial, portfolio accounting or other data processing systems, or the systems of third parties on whom we rely, do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, or those of third parties on whom we rely, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more offices. In addition, our operations are dependent upon information from, and communications with, third parties, and operational problems at third parties may adversely affect our ability to carry on our business.

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

We May Incur Charges Related to Leased Facilities

We continue to be exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. As of March 31, 2016, our future commitments from third parties under non-cancellable subleases were approximately $141 million, which in total, net of reserves, effectively offsets obligations under our leases for the properties. As of March 31, 2016, our total future lease commitments for office space that we vacated and are seeking to sublease were approximately $32 million, of which we reserved approximately $15 million through lease charges to our earnings during the fiscal year ended March 31, 2016. Under generally accepted accounting principles, at the time a sublease is entered into or space is deemed permanently abandoned, we must incur a charge equal to the present value of the amount by which the commitments under the lease exceeds the amount due, or amount expected to be received, under a sublease. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. This risk is underscored by the fact that one sub-tenant represents approximately half of the future sublease rent commitments described above. There can be no assurance that we will not recognize additional lease-related charges, which may be material to our results of operations.

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

The domestic mutual fund contracts asset acquired in the 2005 acquisition of the CAM business of $2.1 billion and the Permal funds-of-hedge funds contracts assets of $334 million account for approximately 70% and 10%, respectively, of our indefinite-life intangible assets, while the goodwill in our reporting unit aggregates $1.5 billion. As of March 31, 2016, we also have $618 million of other indefinite-life intangible assets, which includes indefinite-life mutual funds contract assets of $130 million and $120 million recorded at fair value in connection with the acquisitions of RARE Infrastructure Limited in October 2015 and Martin Currie (Holdings) Limited in October 2014, respectively.

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

Our Deferred Tax Assets May Not Be Fully Realizable

As of March 31, 2016, we had approximately $712 million in U.S. federal deferred tax assets, which represent tax benefits that we expect to realize in future periods. Under accounting rules, we are required to recognize a charge to earnings to reduce our deferred tax assets if it is determined that any future tax benefits are not likely to be realized before they expire. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated. Those resulting from foreign tax credits generally expire 10 years after they are generated. In order to realize these future tax benefits, we estimate that we must generate approximately $3.2 billion in future U.S. earnings, of which $740 million must be foreign sourced earnings, before the benefits expire. There can be no assurances that we will achieve this level of earnings before some portion of these tax benefits expires. In addition, our belief that we will likely be able to realize these future tax benefits is based in part upon our estimates of the timing of other differences in revenue and expense recognition between tax returns and financial statements and our understanding of the application of tax regulations, which may prove to be incorrect for any number of reasons, including future changes in tax or accounting regulations. Further, our estimates and assumptions do not contemplate certain possible future changes in the ownership of Legg Mason stock, which, under the U.S. Internal Revenue Code (the “Code”), could limit our utilization of net operating loss and foreign tax credit benefits. Under the relevant Code provisions, an “ownership change” occurs if there is a cumulative net increase in the aggregate ownership of Legg Mason stock by “5% shareholders” (as defined in the Code) of more than 50 percent of the total outstanding shares of Legg Mason stock during a rolling three-year period. An ownership change would prospectively establish an annual limitation on the amount of pre-change net operating loss and foreign tax credit carryforwards we could utilize to reduce our tax liability. The amount of the limitation would generally equal the amount of our market capitalization immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect at that time. Such an ownership change would impact the timing or amount of net operating loss or foreign tax credit benefits we ultimately realize before they expire. If we are required to recognize a charge to earnings to reduce our deferred tax assets, the charge may be material to our earnings or financial condition.

We Are Exposed to a Number of Risks Arising From our International Operations

Our asset managers operate in a number of jurisdictions outside of the United States on behalf of international clients. We have offices in numerous countries and many cross border and local proprietary funds that are domiciled outside the United States. Our international operations require us to comply with the legal requirements of various foreign jurisdictions, expose us to the political consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences which, among other things, make it more difficult to repatriate to the United States the cash that we generate outside the U.S. At March 31, 2016, our total liquid assets, which include cash, cash equivalents and certain current investment securities, were $1.7 billion, approximately $700 million of which was used to fund the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016. The remaining $1.0 billion of liquid assets included approximately $378 million of cash and investments held by our foreign subsidiaries, some of which, if repatriated, may be subject to material tax effects. Furthermore, despite controls and other actions reasonably designed to mitigate these risks, our international operations expose us to risks arising from Legg Mason's potential responsibility for actions of third party agents and other representatives of our business operating outside our primary jurisdictions of operation. Our foreign business operations are also subject to the following risks:

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

Our Business Involves Risks of Being Engaged in Litigation and Liability That Could Increase our Expenses and Reduce our Net Income

Many aspects of our business involve substantial risks of liability. In the normal course of business, our asset managers are from time to time named as defendants or co-defendants in lawsuits, or are involved in disputes that involve the threat of lawsuits, seeking substantial damages. We are also involved from time to time in governmental and self-regulatory organization investigations and proceedings, including the regulatory proceedings discussed in Note 8 of Notes to Consolidated Financial Statements. In addition, we are involved in a tax dispute in Brazil arising from matters relating to the tax deductibility of goodwill amortization with respect to the Brazilian business of our subsidiary, Western Asset Management. While the assessments have been withdrawn for a portion of the years that were subject to the dispute, the amount at issue in the years still subject to the assessment is over $14 million. It may take another five years or more to achieve final resolution of this matter as it potentially could go through multiple levels of appeal. During that time the current $14 million amount in dispute could increase to approximately $35 million due to additional interest and penalty accruals and denial of future year deductions. While there can be no assurance of the timing or outcome of this dispute, or that we will receive additional favorable judgments in connection with this matter, we and our local advisors believe that our tax position is correct and it is more likely than not that we will not be required to pay the taxes in question or any related interest and penalties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We lease all of our office space. Our headquarters and certain other functions are located in an office building in Baltimore, Maryland, in which we currently hold under lease approximately 372,000 square feet, of which approximately 159,000 square feet has been subleased to third parties. We are currently seeking to secure additional tenants to sublease an additional 27,000 square feet.

Our asset managers and other subsidiaries are housed in office buildings in 35 cities in 18 countries around the world. The largest of the leases include:

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

ITEM 3. LEGAL PROCEEDINGS.

Our current and former subsidiaries have been the subject of customer complaints and have also been named as defendants in various legal actions arising primarily from asset management, securities brokerage and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. For example, we are aware of litigation against certain underwriters of offerings in which one or more of our former subsidiaries was a participant, but where the former subsidiary is not now a defendant. In these latter cases, it is possible that we may be called upon to contribute to settlements or judgments. In the normal course of our business, our current and former subsidiaries have also received subpoenas and are currently involved in governmental and self-regulatory agency inquiries, investigations and, from time to time, proceedings. While the ultimate resolution of any threatened or pending litigation, regulatory investigations and other matters cannot be currently determined, in the opinion of our management, after consultation with legal counsel, due in part to the preliminary nature of certain of these matters, we are currently unable to estimate the amount or range of potential losses from these matters, and our financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.
Information (not included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:

Thomas K. Hoops, age 51, was appointed Executive Vice President and Head of Business and Product Development in January 2014. From March 2000 through January 2014, Mr. Hoops held a variety of positions at Wells Fargo Corporation and its predecessors, most recently as Head of Affiliated Managers at Wells Fargo Asset Management. Prior to joining Wells Fargo / Wachovia, he was a Managing Director at a boutique investment bank which specialized in M&A advisory services for emerging growth and middle-market companies and their owners. He began his career as a credit analyst at First Union National Bank in Charlotte.

Terence Johnson, age 43, was appointed Head of Global Distribution in March 2013 and elected Executive Vice President in April 2013.  Since October 2012, he had been serving as interim Head of Global Distribution, overseeing U.S. Distribution, International Distribution, Global Product Development, Marketing, and Administration and Operations of the division.  Prior to that, Mr. Johnson headed International Distribution at Legg Mason.  Mr. Johnson joined Legg Mason in December 2005 from Citigroup Asset Management following its acquisition by Legg Mason.

Thomas C. Merchant, age 48, was appointed General Counsel in March 2013 and elected Executive Vice President in April 2013.  Mr. Merchant continues to serve as Corporate Secretary, a position he has held since 2008.  Mr. Merchant oversees Legg Mason's legal and compliance departments. Mr. Merchant previously served as Corporate General Counsel and Deputy General Counsel.  Mr. Merchant joined Legg Mason as Associate General Counsel in 1998.

Peter H. Nachtwey, age 60, was elected Chief Financial Officer and Senior Executive Vice President of Legg Mason in January 2011 when he joined the firm. From July 2007 through December 2010, Mr. Nachtwey served as Chief Financial Officer of The Carlyle Group, an alternative investment management firm, where he had responsibility for all of the financial and a number of the operational functions at the firm. Prior to The Carlyle Group, Mr. Nachtwey spent more than 25 years at Deloitte & Touche, LLP, an accounting firm, most recently as Managing Partner of the Investment Management practice.

Ursula Schliessler, age 57, was appointed Chief Administrative Officer in March 2015 and elected Executive Vice President in April 2015. Ms. Schliessler oversees Legg Mason's technology, human resources, risk management, internal audit and global fund accounting. Prior to her appointment as Chief Administrative Officer, Ms. Schliessler served as Head of Global Distribution Business Management for Legg Mason, managing day to day operations and aligning strategic initiatives to support the growth of Legg Mason's retail business. Ms. Schliessler has been in senior roles with Legg Mason or predecessor firms since 1988, with a brief interruption between 2007 and 2010.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2016, there were approximately 1,300 holders of record of Legg Mason common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal Year 2016
Cash dividend declared per share	$0.20	$0.20	$0.20	$0.20
Stock price range:
High	39.97	46.41	52.61	55.88
Low	24.93	37.84	40.60	50.39
Fiscal Year 2015
Cash dividend declared per share	$0.16	$0.16	$0.16	$0.16
Stock price range:
High	59.19	57.15	52.00	51.80
Low	52.16	45.78	45.68	43.25
We expect to continue paying cash dividends. However, the declaration of dividends is subject to the discretion of our Board of Directors. In determining whether to declare dividends, or how much to declare in dividends, our Board will consider factors it deems relevant, which may include our results of operations and financial condition, our financial requirements, general business conditions and the availability of funds from our subsidiaries, including all restrictions on the ability of our subsidiaries to provide funds to us. On April 26, 2016, our Board of Directors declared a regular, quarterly dividend of $0.22 per share, increasing the regular, quarterly dividend rate paid on shares of our common stock during the prior fiscal quarter.
Purchases of our Common Stock
The following table sets out information regarding our purchases of Legg Mason common stock during the quarter ended March 31, 2016:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs(3)	(d) Approximate dollar value that may yet be purchased under the plans or programs(3)
January 1, 2016 Through January 31, 2016	669	$39.08	—	$830,611,864
February 1, 2016 Through February 29, 2016	2,501	30.16	—	830,611,864
March 1, 2016 Through March 31, 2016	776,042	34.33	776,042	803,973,237
Total	779,212	$34.32	776,042

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.

(3)
On January 27, 2015, our Board of Directors approved a share repurchase authorization for up to $1 billion for additional repurchases of common stock. There is no expiration attached to this share repurchase authorization.

ITEM 6. SELECTED FINANCIAL DATA.
(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years ended March 31,
	2016	2015	2014	2013	2012
OPERATING RESULTS
Operating Revenues	$2,660,844	$2,819,106	$2,741,757	$2,612,650	$2,662,574
Operating expenses, excluding impairment	2,239,013	2,320,887	2,310,864	2,313,149	2,323,821
Impairment of intangible assets and goodwill	371,000	—	—	734,000	—
Operating Income (Loss)	50,831	498,219	430,893	(434,499)	338,753
Other non-operating expense, net, including $107,074 debt extinguishment loss in July 2014 and $68,975 in May 2012	(68,806)	(136,114)	(13,726)	(73,287)	(54,006)
Other non-operating income (expense) of consolidated investment vehicles, net	(7,243)	5,888	2,474	(2,821)	18,336
Income (Loss) before Income Tax Provision (Benefit)	(25,218)	367,993	419,641	(510,607)	303,083
Income tax provision (benefit)	7,692	125,284	137,805	(150,859)	72,052
Net Income (Loss)	(32,910)	242,709	281,836	(359,748)	231,031
Less: Net income (loss) attributable to noncontrolling interests	(7,878)	5,629	(2,948)	(6,421)	10,214
Net Income (Loss) Attributable to Legg Mason, Inc.	$(25,032)	$237,080	$284,784	$(353,327)	$220,817

PER SHARE
Net Income (Loss) per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	$(0.25)	$2.06	$2.34	$(2.65)	$1.54
Diluted	$(0.25)	$2.04	$2.33	$(2.65)	$1.54
Weighted-Average Number of Shares Outstanding: (1)
Basic	107,406	112,019	121,941	133,226	143,292
Diluted	107,406	113,246	122,383	133,226	143,349
Dividends Declared	$0.80	$0.64	$0.52	$0.44	$0.32
BALANCE SHEET
Total Assets(2)	$7,520,446	$7,064,834	$7,103,203	$7,264,582	$8,547,381
Long-term debt(2)	1,740,985	1,048,946	1,031,118	1,139,876	1,128,526
Total Stockholders' Equity Attributable to Legg Mason, Inc.	4,213,563	4,484,901	4,724,724	4,818,351	5,677,291
FINANCIAL RATIOS AND OTHER DATA
Adjusted Income (3)	$370,271	$378,751	$417,805	$347,169	$397,030
Adjusted Income per diluted share (3)	$3.36	$3.26	$3.41	$2.61	$2.77
Operating Margin	1.9%	17.7%	15.7%	(16.6)%	12.7%
Operating Margin, as Adjusted (4)	18.6%	23.0%	22.0%	17.5%	22.3%
Adjusted EBITDA(5)	$621,722	$686,499	$617,092	$555,725	$585,275
Total debt to total capital (6)	29.9%	19.1%	18.0%	19.2%	19.6%
Assets under management (in millions)	$669,615	$702,724	$701,774	$664,609	$643,318
Full-time employees	3,066	2,982	2,843	2,975	2,979

(1)
Excludes weighted-average unvested restricted shares deemed to be participating securities for the years ended March 31, 2016 and 2015. Basic and diluted shares are the same for periods with a Net Loss Attributable to Legg Mason, Inc. See Note 12 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data.

(2)
For the year ended March 31, 2016, Legg Mason elected to early adopt updated accounting guidance which requires unamortized debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated long-term debt liability. This guidance was adopted on a retrospective basis. Therefore, for years prior to fiscal 2016, unamortized debt issuance costs have been reclassified from Other assets to Long-term debt in the Consolidated Balance Sheets. See Note 1 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data.

(3)
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

(5)
Adjusted EBITDA is a non-GAAP liquidity measure we define as cash provided by operations plus (minus) allocation of debt redemption payments, interest expense, net of accretion and amortization of debt discounts and premiums, current income tax expense, net gains on investment securities, the net change in other assets and liabilities and other. This definition results in a metric that is the same amount as EBITDA used in covenants in our revolving credit facility agreement. See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(6)	Calculated based on total gross debt as a percentage of total capital (total stockholders' equity attributable to Legg Mason, Inc. plus total gross debt) as of March 31.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

Legg Mason, Inc., a holding company, with its subsidiaries (which collectively comprise "Legg Mason") is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the U.S. and the U.K. and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Poland, Singapore, Spain, Switzerland and Taiwan. All references to fiscal 2016, 2015 or 2014, refer to our fiscal year ended March 31 of that year. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

Our operating revenues primarily consist of investment advisory fees from separate accounts and funds, and distribution and service fees. Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks or hurdle rates. The largest portion of our performance fees is earned based on 12-month performance periods that end in differing quarters during the year, with a portion based on quarterly performance periods. Distribution and service fees are received for distributing investment products and services, for providing other support services to investment portfolios, or for providing non-discretionary advisory services, and are generally calculated as a percentage of the assets in an investment portfolio or as a percentage of new assets added to an investment portfolio. Our revenues, therefore, are dependent upon the level of our assets under management ("AUM") and assets under advisement ("AUA") and fee rates, and thus are affected by factors such as securities market conditions, our ability to attract and maintain AUM and key investment personnel, and investment performance. Our AUM varies in large part from period to period due to inflows and outflows of client assets as well as market performance and changes in foreign exchange rates. Client decisions to increase or decrease their assets under our management, and decisions by potential clients to utilize our services, may be based on one or more of a number of factors. These factors include our reputation in the marketplace, the investment performance (both absolute and relative to benchmarks or competitive products) of our products and services, the fees we charge for our investment services, the client or potential client's situation, including investment objectives, liquidity needs, investment horizon and amount of assets managed, our relationships with distributors and the external economic environment, including market conditions.

The fees that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of AUM, the asset management affiliate that provides the services, and the type of services (and investment objectives) that are provided. Fees charged for equity asset management services are generally higher than fees charged for fixed income or liquidity asset management services. Accordingly, our revenues and average operating revenue yields will be affected by the composition of our AUM, with changes in the relative level of equity assets and alternatives typically more significantly impacting our revenues and average operating revenue yields. Average operating revenue yields are calculated as the ratio of annualized investment advisory fees, distribution and service fees, and other revenues, less performance fees, to average AUM. In addition, in the ordinary course of our business, we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. We have revenue sharing arrangements in place for most of our asset management affiliates, under which specified percentages of the affiliates' revenues are required to be distributed to us and the balance of the revenues is retained by the affiliates to pay their operating expenses, including compensation expenses, but excluding certain expenses and income taxes. Under these arrangements, our asset management affiliates retain different percentages of revenues to cover their costs. As such, our Net Income (Loss) Attributable to Legg Mason, Inc., operating margin and compensation as a percentage of operating revenues are impacted based on which affiliates and products generate our AUM, and a change in AUM at one affiliate or with respect to one product or class of products can have a dramatically different effect on our revenues and earnings than an equal change at another affiliate or in another product or class of products. In addition, from time to time, we may agree to changes in revenue sharing and other arrangements with our asset management personnel, which may impact our compensation expenses and profitability.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of global financial markets. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, and interest rates, as well as changes in foreign currency exchange rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in the attraction and retention of clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors included herein.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, commercial banks, insurance companies and other financial services companies. The industry has been impacted by continued economic uncertainty, the constant introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes and keeping abreast of regulatory developments, has required, and will continue to require, us to incur costs that impact our profitability.

Our strategic priorities are focused on four primary areas listed below.  Management keeps these strategic priorities in mind when it evaluates our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below the most important initiatives on which management currently focuses in evaluating our performance and financial condition.

	Strategic Priorities		Initiatives
•	Products	•	Create an innovative portfolio of investment products and promote revenue growth by developing new products and leveraging the capabilities of our affiliates
		•	Identify and execute strategic acquisitions to increase product offerings, strengthen our affiliates, and fill gaps in products and services

•	Performance	•	Deliver compelling and consistent performance against both relevant benchmarks and the products and services of our competitors

•	Distribution	•
Evaluate and reallocate resources within and to our distribution platform to continue to maintain and enhance our leading distribution function with the capability to offer solutions to relevant investment challenges and grow market share worldwide

•	Productivity	•	Operate with a high level of effectiveness and improve ongoing efficiency
		•	Manage expenses
		•	Align economic relationships with affiliate management teams, including retained affiliate management equity and the implementation of affiliate management equity plan agreements

The strategic priorities discussed above are designed to drive improvements in our net flows, earnings, cash flows, AUM and other key metrics, including operating margin.  Certain of these key metrics are discussed in our annual results discussion to follow.

In connection with these strategic priorities (principally products and productivity):

•
On May 2, 2016, we completed the transaction to combine The Permal Group, Limited ("Permal"), our existing hedge fund platform, with EnTrust Capital ("EnTrust"). EnTrust is a leading alternative asset management firm headquartered in New York with approximately $10 billion in AUM and $2 billion in AUA and committed capital. We own 65% of the combined entity, which is branded EnTrustPermal.

The combination of the businesses of EnTrust and Permal creates a new global alternatives firm with over $26 billion in AUM and total client assets (including AUA and committed capital) of approximately $30 billion. In connection with the restructuring of Permal for the combination with EnTrust, we expect to incur up to $100 million of total restructuring and transition-related costs, of which $43.3 million was incurred during the year ended March 31, 2016. Approximately $40 million to $50 million of the anticipated remaining costs associated with the restructuring are expected to be incurred in the year ending March 31, 2017. We expect to achieve approximately $35 million in annual savings from the cost structures of the two businesses. See Notes 2 and 18 of Notes to Consolidated Financial Statements for additional information.

•
On April 13, 2016, we acquired an 82% majority equity interest in Clarion Partners, a diversified real estate asset management firm based in New York. Clarion Partners managed approximately $41.5 billion in AUM as of April 30, 2016. See Note 18 of Notes to Consolidated Financial Statements for additional information.

•
In March 2016, we completed the implementation of a management equity plan with the management of Royce & Associates ("Royce"). We incurred a non-cash charge of $21.4 million upon the issuance of management equity plan units in fiscal 2016. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding the Royce management equity plan.

•
In March 2016, we issued $450 million of Senior Notes due 2026, and $250 million of Junior Subordinated Notes due 2056, the net proceeds of which were used to finance the acquisitions of EnTrust and Clarion Partners. See Note 6 of Notes to Consolidated Financial Statements for additional information.

•
On January 22, 2016, we acquired a 20% minority equity position in Precidian Investments, LLC ("Precidian"), a firm specializing in creating innovative products and solutions and solving market structure issues, particularly with regard to the exchange-traded fund ("ETF") marketplace. See Note 2 of Notes to Consolidated Financial Statements for additional information.

•
In December 2015, we launched four new ETF products on the NASDAQ Stock Exchange. These outcome-oriented index-based ETF funds are managed by our wholly-owned asset management affiliate QS Investors Holdings, LLC ("QS Investors").

•
On October 21, 2015, we acquired a 75% majority interest in RARE Infrastructure Limited ("RARE Infrastructure"). RARE Infrastructure specializes in global listed infrastructure investing, is headquartered in Sydney, Australia, and had approximately $6.8 billion in AUM at closing. See Note 2 of Notes to Consolidated Financial Statements for additional information.

Net Loss Attributable to Legg Mason, Inc. for the year ended March 31, 2016, was $25.0 million, or $0.25 per diluted share, as compared to Net Income Attributable to Legg Mason, Inc. of $237.1 million, or $2.04 per diluted share for the year ended March 31, 2015.  In addition to the $43.3 million of expenses related to the restructuring of Permal for the combination with EnTrust and the $21.4 million charge related to the Royce management equity plan, as discussed above, the year ended March 31, 2016, included pre-tax impairment charges of $371.0 million, or $2.76 per diluted share, related to Permal indefinite-life intangible assets, inclusive of the related intangible asset from Fauchier Partners Management Limited ("Fauchier"). The year ended March 31, 2015, included a pre-tax, non-operating charge of $107.1 million, or $0.59 per diluted share, related to the refinancing of our previously outstanding 5.5% Senior Notes, as well as $35.8 million in expenses related to the integration of two of our existing affiliates, Batterymarch Financial Management, Inc. ("Batterymarch") and Legg Mason Global Asset Management, LLC ("LMGAA") into QS Investors. Average AUM and total revenues decreased in fiscal 2016, as compared to fiscal 2015, as further discussed below.

Total AUM decreased during the year ended March 31, 2016, due to the negative impact of market performance and other and net client outflows in both long-term and liquidity AUM, which were offset in part by the acquisition of RARE Infrastructure in October 2015.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

During fiscal 2016, while the U.S. economic environment was characterized by continued growth and improving fundamentals, the business environment was strongly influenced by overall markets, which remained sensitive to increasing concerns over economic and political conditions in other countries, as well as the U.S. Federal Reserve Board's decision to increase the target federal funds rate in December 2015 for the first time since 2006.

Both U.S. and international equity markets experienced significant volatility during fiscal 2016. Despite recovering a significant portion of the losses experienced as a result of this volatility, all three major U.S. equity market indices decreased during fiscal 2016, after increasing for the past two fiscal years, while bond indices were mixed, as illustrated in the table below:

	% Change for the year ended March 31:
Indices(1)	2016	2015	2014
Dow Jones Industrial Average(2)	(0.5)%	8.0%	12.9%
S&P 500(2)	(0.4)%	10.4%	19.3%
NASDAQ Composite Index(2)	(0.6)%	16.7%	28.5%
Barclays Capital U.S. Aggregate Bond Index	2.0%	5.7%	(0.1)%
Barclays Capital Global Aggregate Bond Index	4.6%	(3.7)%	1.9%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

In December 2015, the Federal Reserve Board increased the target federal funds rate for the first time since 2006, from 0.25% to 0.50%. While the economic outlook for the U.S. has remained more positive in recent years, the financial environment in which we operate continues to reflect a heightened level of sensitivity as we move into fiscal 2017.

The following table sets forth, for the periods indicated, amounts in the Consolidated Statements of Income (Loss) as a percentage of operating revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Operating Revenues			Period to Period Change(1)
	Years Ended March 31,			2016 Compared	2015 Compared
	2016	2015	2014	to 2015	to 2014
Operating Revenues
Investment advisory fees
Separate accounts	31.0%	29.2%	28.4%	0.2%	6.0%
Funds	53.0	54.8	54.7	(8.8)	2.9
Performance fees	1.6	3.0	3.9	(49.7)	(22.0)
Distribution and service fees	14.3	12.8	12.7	5.6	3.9
Other	0.1	0.2	0.3	(60.7)	(32.1)
Total Operating Revenues	100.0	100.0	100.0	(5.6)	2.8
Operating Expenses
Compensation and benefits	45.3	43.7	44.1	(2.3)	1.9
Distribution and servicing	20.5	21.1	22.6	(8.3)	(3.9)
Communications and technology	7.4	6.5	5.8	8.5	15.5
Occupancy	4.6	3.9	4.2	11.8	(4.8)
Amortization of intangible assets	0.2	0.1	0.4	89.7	(78.9)
Impairment of intangible assets	13.9	—	—	n/m	n/m
Other	6.1	7.0	7.2	(17.9)	1.3
Total Operating Expenses	98.0	82.3	84.3	12.5	0.4
Operating Income (Loss)	2.0	17.7	15.7	(89.8)	15.6
Other Non-Operating Income (Expense)
Interest income	0.2	0.3	0.2	(24.3)	17.2
Interest expense	(1.8)	(2.1)	(1.9)	(16.8)	10.2
Other income (expense), net	(1.0)	(3.0)	1.2	(69.5)	n/m
Other non-operating income (expense) of consolidated investment vehicles, net	(0.3)	0.2	0.1	n/m	n/m
Total other non-operating expense	(2.9)	(4.6)	(0.4)	(41.6)	n/m
Income (Loss) before Income Tax Provision (Benefit)	(0.9)	13.1	15.3	n/m	(12.3)
Income tax provision (benefit)	0.3	4.5	5.0	n/m	(9.1)
Net Income (Loss)	(1.2)	8.6	10.3	n/m	(13.9)
Less: Net income (loss) attributable to noncontrolling interests	(0.3)	0.2	(0.1)	n/m	n/m
Net Income (Loss) Attributable to Legg Mason, Inc.	(0.9)%	8.4%	10.4%	n/m	(16.8)%
n/m-not meaningful

(1)	Calculated based on the change in actual amounts between fiscal years as a percentage of the prior year amount.

ASSETS UNDER MANAGEMENT AND ASSETS UNDER ADVISEMENT

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Large Cap Value	•	U.S. Credit Aggregate	•	U.S. Municipal Cash
•	Small Cap Core	•	Global Opportunistic Fixed Income
•	Equity Income	•	Global Government
•	Large Cap Core	•	U.S. Municipal
•	International Equity	•	Global Fixed Income
•	Infrastructure Value	•	U.S. Long Duration
•	Small Cap Value	•	U.S. Limited Duration
•	Sector Equity	•	U.S. High Yield
•	Mid Cap Core	•	Emerging Markets
•	Emerging Markets Equity
•	Global Equity

The components of the changes in our AUM (in billions) for the years ended March 31, were as follows:

	2016	2015	2014
Beginning of period	$702.7	$701.8	$664.6
Net client cash flows
Investment funds, excluding liquidity funds(1)
Subscriptions	50.3	72.1	52.1
Redemptions	(62.3)	(61.2)	(58.1)
Separate account flows, net	0.8	5.6	2.2
Total long-term flows	(11.2)	16.5	(3.8)
Liquidity fund flows, net	(15.1)	(21.3)	11.8
Separate account flows, net	0.2	(0.9)	0.3
Total liquidity flows	(14.9)	(22.2)	12.1
Total net client cash flows	(26.1)	(5.7)	8.3
Market performance and other (2)	(15.3)	20.1	35.1
Impact of foreign exchange	1.4	(18.5)	(4.9)
Acquisitions (dispositions), net (3)	6.9	5.0	(1.3)
End of period	$669.6	$702.7	$701.8

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other is primarily the reclassification of $0.5 billion and $12.8 billion of client assets from AUM to AUA for fiscal 2016 and 2015, respectively, and the reinvestment of dividends.

(3)
Includes $6.8 billion related to the acquisition of RARE Infrastructure and $0.1 billion related to the acquisition of PK Investments, LLP ("PK Investments") during the year ended March 31, 2016; and $9.5 billion related to the acquisition of Martin Currie (Holdings) Limited ("Martin Currie") and $5.0 billion related to the acquisition of QS Investors, offset in part by $9.5 billion related to the disposition of Legg Mason Investments Counsel and Trust ("LMIC"), for the year ended March 31, 2015.

AUM at March 31, 2016, was $669.6 billion, a decrease of $33.1 billion, or 4.7%, from March 31, 2015.  Total net client outflows were $26.1 billion, consisting of net client outflows from the liquidity and long-term asset classes of $14.9 billion and $11.2 billion, respectively. Net long-term asset outflows were comprised of equity and fixed income net outflows of $10.8 billion and $0.4 billion, respectively. Equity net outflows were primarily in products managed by Royce, for which outflows are expected to continue for the near-term, and ClearBridge Investments, LLC (“ClearBridge”), offset in part by equity net inflows at QS Investors. Fixed income net outflows were primarily in products managed by Western Asset Management Company ("Western Asset") and Permal, offset in part by fixed income net inflows at Brandywine Global

Investment Management, LLC ("Brandywine"). We generally earn higher fees and profits on equity AUM, and outflows in the equity asset class will more negatively impact our revenues and Net Income (Loss) Attributable to Legg Mason, Inc. than would outflows in other asset classes. Market performance and other was $(15.3) billion and the positive impact of foreign currency exchange rate fluctuations was $1.4 billion. Acquisitions of $6.9 billion primarily relate to the acquisition of RARE Infrastructure in October 2015.

AUM at March 31, 2015, was $702.7 billion, an increase of $0.9 billion, or 0.1%, from March 31, 2014.  Total net client outflows were $5.7 billion, as net client outflows of $22.2 billion from the liquidity asset class were substantially offset by $16.5 billion of net client inflows into long-term asset classes. In fiscal 2015, we experienced net inflows into long-term asset classes for the only time since fiscal 2007. Net long-term asset inflows were comprised of fixed income net inflows of $19.2 billion offset in part by equity net outflows of $2.7 billion. Fixed income net inflows were primarily in products managed by Brandywine and Western Asset. Equity net outflows were primarily in products managed by Royce and QS Investors and were partially offset by equity inflows at ClearBridge and Brandywine. Market performance and other totaled $20.1 billion, as the positive impact of market performance and other of $32.9 billion was offset in part by the reclassification of $12.8 billion of client assets from AUM to AUA in the first quarter of fiscal 2015, as further discussed below. The negative impact of foreign currency exchange rate fluctuations was $(18.5) billion. Acquisitions (dispositions), net, totaled $5.0 billion, with $9.5 billion related to the acquisition of Martin Currie and $5.0 billion related to the acquisition of QS Investors, offset in part by $9.5 billion related to the disposition of LMIC.

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

AUM by Asset Class
AUM by asset class (in billions) for the years ended March 31 were as follows:

							% Change
	2016	% of Total	2015	% of Total	2014	% of Total	2016 Compared to 2015	2015 Compared to 2014
Equity	$180.5	27%	$199.4	28%	$186.4	27%	(9)%	7%
Fixed Income	376.8	56	376.1	54	365.2	52	—	3
Total long-term assets	557.3	83	575.5	82	551.6	79	(3)	4
Liquidity	112.3	17	127.2	18	150.2	21	(12)	(15)
Total	$669.6	100%	$702.7	100%	$701.8	100%	(5)	—

Average AUM by asset class (in billions) for the years ended March 31 were as follows:

							% Change
	2016	% of Total	2015	% of Total	2014	% of Total	2016 Compared to 2015	2015 Compared to 2014
Equity	$189.2	28%	$195.4	28%	$172.8	26%	(3)%	13%
Fixed Income	372.5	54	367.1	52	358.7	54	1	2
Total long-term assets	561.7	82	562.5	80	531.5	80	—	6
Liquidity	123.1	18	140.0	20	135.9	20	(12)	3
Total	$684.8	100%	$702.5	100%	$667.4	100%	(3)	5

The component changes in our AUM by asset class (in billions) for the fiscal years ended March 31, 2016, 2015 and 2014, were as follows:

	Equity	Fixed Income	Total Long-Term	Liquidity	Total
March 31, 2013	$161.8	$365.1	$526.9	$137.7	$664.6
Investment funds, excluding liquidity funds
Subscriptions	27.0	25.1	52.1	—	52.1
Redemptions (1)	(30.1)	(28.0)	(58.1)	—	(58.1)
Separate account flows, net	(1.9)	4.1	2.2	0.3	2.5
Liquidity fund flows, net	—	—	—	11.8	11.8
Net client cash flows	(5.0)	1.2	(3.8)	12.1	8.3
Market performance and other (2)	31.0	3.6	34.6	0.5	35.1
Impact of foreign exchange	(0.1)	(4.7)	(4.8)	(0.1)	(4.9)
Acquisitions (dispositions), net	(1.3)	—	(1.3)	—	(1.3)
March 31, 2014	186.4	365.2	551.6	150.2	701.8
Investment funds, excluding liquidity funds
Subscriptions	29.4	42.7	72.1	—	72.1
Redemptions	(33.7)	(27.5)	(61.2)	—	(61.2)
Separate account flows, net	1.6	4.0	5.6	(0.9)	4.7
Liquidity fund flows, net	—	—	—	(21.3)	(21.3)
Net client cash flows	(2.7)	19.2	16.5	(22.2)	(5.7)
Market performance and other (2)	11.4	8.4	19.8	0.3	20.1
Impact of foreign exchange	(2.7)	(14.7)	(17.4)	(1.1)	(18.5)
Acquisitions (dispositions), net (3)	7.0	(2.0)	5.0	—	5.0
March 31, 2015	199.4	376.1	575.5	127.2	702.7
Investment funds, excluding liquidity funds
Subscriptions	22.6	27.7	50.3	—	50.3
Redemptions	(36.1)	(26.2)	(62.3)	—	(62.3)
Separate account flows, net	2.7	(1.9)	0.8	0.2	1.0
Liquidity fund flows, net	—	—	—	(15.1)	(15.1)
Net client cash flows	(10.8)	(0.4)	(11.2)	(14.9)	(26.1)
Market performance and other (2)	(15.3)	(0.1)	(15.4)	0.1	(15.3)
Impact of foreign exchange	0.3	1.2	1.5	(0.1)	1.4
Acquisitions (dispositions), net (3)	6.9	—	6.9	—	6.9
March 31, 2016	$180.5	$376.8	$557.3	$112.3	$669.6

(1)
Fixed income redemptions include $4.7 billion for the year ended March 31, 2014, related to a single, low-fee global sovereign mandate client. Assets related to this client were reclassified from AUM to AUA during the first quarter of fiscal 2015, as further discussed below.

(2)	Other is primarily the reclassification of client assets from AUM to AUA for fiscal 2016 and 2015 of $0.5 billion and $12.8 billion, respectively, and the reinvestment of dividends.

(3)
Includes $6.8 billion related to the acquisition of RARE Infrastructure and $0.1 billion related to the acquisition of PK Investments during the year ended March 31, 2016; and $9.5 billion related to the acquisition of Martin Currie and $5.0 billion related to the acquisition of QS Investors, offset in part by $9.5 billion related to the disposition of LMIC for the year ended March 31, 2015.

Alternative Asset Class
Beginning in the first quarter of fiscal 2017, we will present alternative assets as a separate asset class of our AUM. We currently define alternative assets as all AUM managed by EnTrustPermal, Permal Capital Management, Clarion Partners, and RARE Infrastructure.

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

The component changes in our AUM by distribution channel (in billions) for the years ended March 31, 2016, 2015 and 2014, were as follows:

	Global Distribution	Affiliate/Other		Total
March 31, 2013	$232.1	$432.5		$664.6
Net client cash flows, excluding liquidity funds	(1.2)	(2.3)		(3.5)
Liquidity fund flows, net	—	11.8		11.8
Net client cash flows	(1.2)	9.5		8.3
Market performance and other	18.7	16.4		35.1
Impact of foreign exchange	(2.2)	(2.7)		(4.9)
Acquisitions (dispositions), net	—	(1.3)		(1.3)
March 31, 2014	247.4	454.4		701.8
Net client cash flows, excluding liquidity funds	16.4	(0.8)		15.6
Liquidity fund flows, net	—	(21.3)		(21.3)
Net client cash flows	16.4	(22.1)		(5.7)
Market performance and other	11.9	8.2		20.1
Impact of foreign exchange	(5.7)	(12.8)		(18.5)
Acquisitions (dispositions), net	—	5.0	(1)	5.0
March 31, 2015	270.0	432.7		702.7
Net client cash flows, excluding liquidity funds	(3.5)	(7.5)		(11.0)
Liquidity fund flows, net	—	(15.1)		(15.1)
Net client cash flows	(3.5)	(22.6)		(26.1)
Market performance and other	(13.1)	(2.2)		(15.3)
Impact of foreign exchange	1.2	0.2		1.4
Acquisitions (dispositions), net	—	6.9	(1)	6.9
March 31, 2016	$254.6	$415.0		$669.6

(1)
Includes $6.8 billion related to the acquisition of RARE Infrastructure and $0.1 billion related to the acquisition of PK Investments during the year ended March 31, 2016; and $9.5 billion related to the acquisition of Martin Currie and $5.0 billion related to the acquisition of QS Investors, offset in part by $9.5 billion related to the disposition of LMIC for the year ended March 31, 2015.

Operating Revenue Yield
Our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 38 basis points for the year ended March 31, 2016, and 39 basis points for each of the years ended March 31, 2015 and 2014. Fees for equity assets are generally higher, averaging approximately 70 basis points, 75 basis points and 85 basis points for the years ended March 31, 2016, 2015, and 2014, respectively. The average fee rate for equity assets has declined over the last four years due to a shift in the mix of equity assets from higher fee equity products to lower fee equity products. This compares to fees for fixed income assets, which averaged approximately 30 basis points for each of the years ended March 31, 2016, 2015 and 2014, respectively, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the years ended March 31, 2016, 2015, and 2014.  Equity assets are primarily managed by ClearBridge, Royce, Brandywine, Permal, QS Investors, Martin Currie and RARE Infrastructure; fixed income assets are primarily managed by Western Asset, Brandywine, and Permal; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 45 basis points for the year ended March 31, 2016, and approximately 50 basis points for each of the years ended March 31, 2015 and 2014, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 35 basis points for each of the years ended March 31, 2016, 2015, and 2014.

Investment Performance

Overall investment performance of our AUM for the years ended March 31, 2016, 2015 and 2014, was mixed compared to relevant benchmarks.

Year ended March 31, 2016
For the year ended March 31, 2016, U.S. indices produced mixed returns. The best performing was the Dow Jones Industrial Average, returning 2.1%. These returns were achieved in an economic environment characterized by unexpected declines in oil prices, a strong U.S. dollar, along with a slow-to-recover U.S. economy, and Chinese currency devaluation.

In the fixed income markets, in December 2015, the Federal Reserve raised its target rate 0.25%, representing the Federal Reserve's first step toward monetary policy normalization, however, expectations of future Federal Reserve interest rate increases lessened as forecasts pointed to fewer future rate increases. This resulted in the yield curve continuing to flatten over the fiscal year as many long-dated yields declined.

The lowest performing fixed income sector for the year ended March 31, 2016, was high yield bonds, as measured by the Barclays U.S. High Yield Index, which declined 3.7%.  The best performing fixed income sector for the year ended March 31, 2016, was U.S. Government bonds as measured by the Barclays U.S. Government Index, which returned 2.4%.

Year ended March 31, 2015
For the year ended March 31, 2015, most U.S. indices produced positive returns. The best performing was the NASDAQ Composite, which returned 16.7%. These returns were achieved in an economic environment characterized by uneven global growth and heightened sensitivity to economic news such as declining oil prices and unrest in the Middle East.

In the fixed income markets, the Federal Reserve kept the target rate and discount rate steady while signaling an increase in the Federal Reserve funds target rate in the near term. Overall, the yield curve flattened over the fiscal year as many long-dated yields declined.

The lowest performing fixed income sector for the year ended March 31, 2015, was high yield bonds, as measured by the Barclays U.S. High Yield Index, which returned 2.0%.  The best performing fixed income sector for the year ended March 31, 2015, was corporate bonds as measured by the Barclays U.S. Credit Index, which returned 6.7%.

Year ended March 31, 2014
For the year ended March 31, 2014, most U.S. indices produced positive returns. The best performing was the NASDAQ Composite, which returned 28.5%. These returns were achieved in an economic environment characterized by uneven global growth and heightened sensitivity to economic news, such as concerns for economic growth in China and the then ongoing Ukraine/Russia crisis.

In the fixed income markets, the Federal Reserve kept the target rate and discount rate steady while tapering the bond-buying program. The yield curve steepened over the fiscal year but flattened in the last quarter as many long-dated yields declined.

The lowest performing fixed income sector for the year ended March 31, 2014, was U.S. Treasury Inflation Protected Securities ("TIPS"), as measured by the Barclays U.S. TIPS Index, which declined 6.5%.  The best performing fixed income sector for the year ended March 31, 2014, was high yield bonds as measured by the Barclays U.S. High Yield Bond Index, which returned 7.5%.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of March 31, 2016, 2015 and 2014, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2016				As of March 31, 2015				As of March 31, 2014
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	48%	66%	86%	82%	67%	84%	86%	88%	75%	87%	84%	92%
Equity:
Large cap	45%	23%	86%	69%	24%	64%	74%	94%	67%	91%	52%	76%
Small cap	70%	19%	30%	63%	10%	11%	26%	42%	33%	26%	29%	82%
Total equity (includes other equity)	51%	32%	74%	68%	30%	58%	66%	81%	54%	69%	45%	77%
Fixed income:
U.S. taxable	31%	78%	87%	79%	74%	94%	93%	88%	94%	94%	94%	97%
U.S. tax-exempt	100%	0%	100%	100%	100%	100%	100%	100%	0%	100%	100%	100%
Global taxable	11%	75%	85%	84%	77%	89%	88%	84%	54%	82%	98%	93%
Total fixed income	29%	72%	87%	82%	76%	93%	92%	88%	74%	91%	96%	96%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of March 31, 2016, 2015 and 2014, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2016				As of March 31, 2015				As of March 31, 2014
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	48%	61%	72%	65%	55%	65%	63%	70%	44%	63%	56%	68%
Equity:
Large cap	47%	69%	89%	52%	46%	82%	73%	69%	49%	86%	55%	54%
Small cap	36%	15%	20%	60%	15%	19%	21%	59%	27%	19%	25%	72%
Total equity (includes other equity)	45%	52%	67%	54%	38%	57%	53%	63%	39%	55%	42%	60%
Fixed income:
U.S. taxable	76%	83%	84%	81%	80%	87%	86%	86%	80%	85%	92%	85%
U.S. tax-exempt	11%	51%	63%	88%	83%	57%	60%	88%	27%	61%	68%	86%
Global taxable	30%	75%	83%	50%	79%	86%	81%	55%	27%	86%	84%	86%
Total fixed income	51%	73%	78%	81%	80%	78%	77%	84%	54%	78%	83%	86%

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

As of March 31, 2016, 2015 and 2014, 91%, 90% and 91% of total AUM is included in strategy AUM, respectively, although not all strategies have three-, five-, and ten-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of March 31, 2016, 2015 and 2014, the U.S. long-term mutual fund assets represented in the data accounted for 19%, 21% and 20%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of March 31, 2016, constituted an aggregate of approximately $433 billion, or approximately 65% of our total AUM. The only meaningful exclusion of funds are our funds-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 2% of our total AUM as of March 31, 2016, for which investment performance is not made publicly available. Presenting investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
Clearbridge Aggressive Growth Fund	10/24/1983	Absolute	(9.70)%	9.99%	11.68%	6.24%	11.86%
Russell 3000 Growth		Relative	(11.04)%	(3.18)%	(0.33)%	(1.86)%	1.99%
Clearbridge Appreciation Fund	3/10/1970	Absolute	2.42%	10.28%	10.65%	7.22%	10.26%
S&P 500		Relative	0.64%	(1.54)%	(0.93)%	0.21%	(0.08)%
Clearbridge Dividend Strategy	11/6/1992	Absolute	1.62%	8.67%	10.55%	5.96%	8.39%
S&P 500		Relative	(0.16)%	(3.16)%	(1.03)%	(1.05)%	(0.69)%
Clearbridge Large Cap Growth Fund	8/29/1997	Absolute	4.58%	14.64%	13.99%	7.67%	7.92%
Russell 1000 Growth		Relative	2.06%	1.03%	1.61%	(0.61)%	2.02%
Clearbridge Value Trust	4/16/1982	Absolute	(5.70)%	9.50%	9.33%	0.68%	11.49%
S&P 500		Relative	(7.48)%	(2.32)%	(2.25)%	(6.33)%	(0.17)%
Clearbridge All Cap Value	11/12/1981	Absolute	(7.37)%	5.32%	5.44%	3.81%	9.77%
Russell 3000 Value		Relative	(5.32)%	(3.76)%	(4.51)%	(1.80)%	(1.87)%
Clearbridge Large Cap Value Fund	12/31/1988	Absolute	(0.92)%	9.65%	10.62%	6.22%	9.49%
Russell 1000 Value		Relative	0.62%	0.27%	0.37%	0.50%	(0.56)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	(2.34)%	8.77%	10.02%	n/a	12.82%
Russell 1000 Value		Relative	(0.80)%	(0.61)%	(0.23)%	n/a	0.26%
Small Cap
Royce Total Return Fund	12/15/1993	Absolute	(4.09)%	5.88%	6.80%	5.44%	10.43%
Russell 2000		Relative	5.67%	(0.96)%	(0.41)%	0.19%	2.19%
Royce Pennsylvania Mutual	6/30/1967	Absolute	(6.99)%	4.67%	4.92%	4.87%	11.45%
Russell 2000		Relative	2.77%	(2.17)%	(2.28)%	(0.39)%	n/a
Clearbridge Small Cap Growth	7/1/1998	Absolute	(14.24)%	4.37%	7.50%	5.83%	9.25%
Russell 2000 Growth		Relative	(2.40)%	(3.54)%	(0.20)%	(0.17)%	3.54%
Royce Premier Fund	12/31/1991	Absolute	(8.34)%	3.75%	3.64%	5.79%	11.11%
Russell 2000		Relative	1.42%	(3.09)%	(3.56)%	0.53%	2.05%
Royce Special Equity	5/1/1998	Absolute	(9.60)%	3.67%	5.76%	6.57%	8.58%
Russell 2000		Relative	0.16%	(3.17)%	(1.44)%	1.32%	2.05%
n/a - not applicable

			Annualized Absolute/Relative Total Return vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	1.71%	3.27%	4.78%	6.02%	6.30%
Barclays US Aggregate		Relative	(0.25)%	0.77%	1.00%	1.13%	1.06%
Western Asset Core Bond Fund	9/4/1990	Absolute	2.07%	3.22%	4.40%	5.43%	7.04%
Barclays US Aggregate		Relative	0.11%	0.72%	0.62%	0.54%	0.68%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	(0.85)%	0.87%	2.26%	n/a	4.37%
Barclays US Aggregate		Relative	(2.81)%	(1.63)%	(1.51)%	n/a	(0.56)%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	0.12%	0.55%	1.12%	1.86%	3.59%
Citi Treasury Government/Credit 1-3 YR		Relative	(0.87)%	(0.36)%	0.00%	(0.93)%	(0.69)%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	(0.78)%	(1.67)%	2.28%	4.10%	5.14%
Barclays US TIPS		Relative	(2.30)%	(0.96)%	(0.74)%	(0.53)%	(0.35)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	2.14%	2.20%	3.58%	5.03%	5.90%
Barclays Intermediate Government/Credit		Relative	0.08%	0.37%	0.57%	0.69%	0.59%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	(0.64)%	3.38%	5.37%	5.06%	6.47%
Barclays US Credit		Relative	(1.58)%	0.52%	0.37%	(0.64)%	0.00%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	0.16%	9.13%	12.28%	n/a	14.59%
BOFAML Floating Rate Home Loan Index		Relative	(0.65)%	6.95%	8.31%	n/a	9.26%
Western Asset High Yield Fund	9/28/2001	Absolute	(8.62)%	(1.04)%	2.94%	5.39%	6.54%
Barclays US Corp High Yield		Relative	(4.93)%	(2.88)%	(1.99)%	(1.62)%	(1.60)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	(0.03)%	0.54%	1.21%	1.47%	2.70%
Citi T-Bill 6-Month		Relative	(0.20)%	0.44%	1.10%	0.25%	(0.13)%
U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	3.06%	3.28%	6.71%	5.32%	7.84%
Barclays Municipal Bond		Relative	(0.92)%	(0.35)%	1.12%	0.46%	0.48%
Global Taxable
Legg Mason Western Asset Macro Opportunities Bond	11/30/2013	Absolute	(0.39)%	n/a	n/a	n/a	4.43%
3-Month LIBOR		Relative	(0.80)%	n/a	n/a	n/a	4.12%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	(0.30)%	0.56%	3.91%	n/a	5.78%
Citi World Government Bond		Relative	(6.23)%	0.06%	2.74%	n/a	2.19%
Legg Mason Brandywine Absolute Return Opportunities Fund	2/28/2011	Absolute	(3.70)%	0.07%	2.96%	n/a	2.98%
Citi 3-Month T-Bill		Relative	(3.78)%	0.02%	2.90%	n/a	2.93%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	(0.94)%	(0.75)%	2.15%	4.31%	4.41%
Citi World Government Bond		Relative	(6.87)%	(1.24)%	0.99%	0.12%	0.39%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	(4.21)%	(0.87)%	1.34%	3.84%	6.01%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	(7.03)%	(2.51)%	(2.35)%	(1.98)%	(1.14)%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	(6.50)%	(1.51)%	2.53%	4.55%	6.66%
Barclays Global High Yield		Relative	(7.13)%	(3.86)%	(2.61)%	(2.83)%	(2.20)%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	(0.30)%	3.60%	4.87%	n/a	4.86%
Barclays Global Aggregate Index		Relative	(2.75)%	(0.08)%	0.28%	n/a	0.54%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	1.99%	5.70%	7.14%	6.75%	6.41%
UBS Australian Composite Bond Index		Relative	0.02%	0.30%	0.52%	0.48%	0.56%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	0.42%	(1.29)%	2.74%	5.73%	9.31%
JPM EMBI Global		Relative	(3.94)%	(3.72)%	(3.23)%	(1.38)%	0.27%
Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.21%	0.12%	0.14%	1.38%	3.30%
Citi 3-Month T-Bill		Relative	0.14%	0.07%	0.09%	0.31%	0.29%
n/a - not applicable

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
During the quarter ended June 30, 2014, we began reporting AUA as a result of the acquisition of approximately $98 billion of AUA from QS Investors. Also during the first quarter of fiscal 2015, approximately $12.8 billion of assets previously reported as AUM, primarily related to a low-fee global sovereign mandate for which investment discretion had abated over time, were reclassified to AUA. We experienced significant AUA outflows during the year ended March 31, 2015 as a result of one client withdrawing approximately $80 billion. These redemptions did not have a material impact on our net income due to their low fee nature.

As of March 31, 2016 and 2015, AUA was approximately $39 billion and $35 billion, respectively. AUA as of March 31, 2016 was comprised of approximately $17 billion related to QS Investors, approximately $10 billion related to Western Asset, approximately $8 billion related to ClearBridge, approximately $2 billion related to Permal, and approximately $2 billion related to Brandywine. AUA fee rates vary with the level of non-discretionary service provided. Our average annualized fee rate related to AUA was approximately 10 basis points for the year ended March 31, 2016 and was in the low single digit basis points for the year ended March 31, 2015. The increase in the average fee rate was due to the previously discussed $80 billion redemption of very low fee AUA in the quarter ended March 31, 2015. Fees for AUA, aggregating $41 million and $30 million, are considered servicing fees and are therefore recorded in Distribution and service fees in the Consolidated Statement of Income for the years ended March 31, 2016 and 2015, respectively. Prior to fiscal 2015, fees for AUA were not material.

RESULTS OF OPERATIONS

In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment vehicles. The consolidation of these investment vehicles has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in other consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in Net Income (Loss) Attributable to Legg Mason, Inc. See Notes 1, 3, and 17 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment vehicles.

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2016 Compared to 2015		2015 Compared to 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Investment advisory fees:
Separate accounts	$826.1	$824.2	$777.4	$1.9	—%	$46.8	6%
Funds	1,409.0	1,544.5	1,501.3	(135.5)	(9)	43.2	3
Performance fees	42.0	83.5	107.1	(41.5)	(50)	(23.6)	(22)
Distribution and service fees	381.5	361.2	347.6	20.3	6	13.6	4
Other	2.2	5.7	8.4	(3.5)	(61)	(2.7)	(32)
Total Operating Revenues	$2,660.8	$2,819.1	$2,741.8	$(158.3)	(6)	$77.3	3

Total Operating Revenues for the year ended March 31, 2016, were $2.66 billion, a decrease of 6% from $2.82 billion for the year ended March 31, 2015. The decrease was primarily due to a decrease in our operating revenue yield, excluding performance fees, from 39 basis points to 38 basis points, a 3% decrease in average AUM, and a decrease in performance fees. Although equity and fixed income AUM together comprised a higher percentage of our total average AUM for the year ended March 31, 2016, as compared to the year ended March 31, 2015, our operating revenue yield, excluding performance fees, declined due to a less favorable product mix, with lower yielding products comprising a higher percentage of our total average AUM for the year ended March 31, 2016, as compared to March 31, 2015.

Total Operating Revenues for the year ended March 31, 2015, were $2.82 billion, an increase of 3% from $2.74 billion for the year ended March 31, 2014. This increase was primarily due to the impact of a 6% increase in average long-term AUM, offset in part by a decrease in performance fees. Although equity AUM comprised a higher percentage of our total AUM as of March 31, 2015, as compared to March 31, 2014, our operating revenue yield, excluding performance fees, was 39 basis points in each of the years ended March 31, 2015 and 2014, due to a slightly less favorable product mix, with lower yielding products comprising a higher percentage of our total average AUM for the year ended March 31, 2015, as compared to the year ended March 31, 2014.

Investment Advisory Fees from Separate Accounts
For the year ended March 31, 2016, investment advisory fees from separate accounts increased $1.9 million, to $826.1 million, as compared to $824.2 million for the year ended March 31, 2015. Of this increase, $11.4 million was due to RARE Infrastructure after it was acquired in October 2015, $8.7 million was due to a full year of results for Martin Currie, which was acquired in October 2014, $6.8 million was the result of higher average equity assets managed by Brandywine, $6.9 million was the result of higher average fixed income assets managed by Brandywine and $3.1 million was the result of higher average assets managed by Permal. These increases were substantially offset by a decrease of $27.7 million due to the sale of LMIC in November 2014 and a decrease of $6.9 million due to lower averaged fixed income assets managed by Western Asset.

For the year ended March 31, 2015, investment advisory fees from separate accounts increased $46.8 million, or 6%, to $824.2 million, as compared to $777.4 million for the year ended March 31, 2014. Of this increase, $34.7 million was due to higher average equity assets managed by ClearBridge, $29.5 million was due to higher average fixed income assets managed by Western Asset and Brandywine, and $17.4 million was due to Martin Currie, which was acquired in October 2014, including an increase in revenues related to Martin Currie Australia ("MC Australia"), which includes our legacy Australian asset manager. These increases were offset in part by approximately $25 million of revenues associated with certain existing client assets which were reclassified from AUM to AUA during the year ended March 31, 2015, as previously discussed. These revenues are now included in Distribution and service fees for fiscal 2015. The increases were also offset in part by a decrease of $15.8 million resulting from the sale of LMIC in November 2014.

Investment Advisory Fees from Funds
For the year ended March 31, 2016, investment advisory fees from funds decreased $135.5 million, or 9%, to $1.41 billion, as compared to $1.54 billion for the year ended March 31, 2015. Of this decrease, $104.9 million was due to lower average equity assets managed by Royce, $43.9 million was due to lower average assets managed by Permal and approximately $28 million was related to revenues which, due to a change in the distributor for certain funds in May 2015, are no longer included in advisory fee revenue. Revenues related to these funds is included in Distribution and service fees for fiscal 2016. These decreases were offset in part by an increase of $28.8 million due to higher average fixed income assets managed by Western Asset and Brandywine and a net increase of $18.3 million in fees from liquidity assets, largely due to a reduction in fee waivers on liquidity funds managed by Western Asset.

For the year ended March 31, 2015, investment advisory fees from funds increased $43.2 million, or 3%, to $1.54 billion, as compared to $1.50 billion for the year ended March 31, 2014. Of this increase, $80.1 million was due to higher average equity assets managed by ClearBridge, $30.5 million was due to higher average fixed income assets managed by Brandywine and Western Asset, and $14.7 million was due to Martin Currie, which was acquired in October 2014, including the increase in revenues related to MC Australia. These increases were offset in part by a decrease of $40.5 million due to lower average equity assets managed by Royce, a decrease of $33.8 million due to lower average assets managed by Permal, and a net decrease of $9.3 million in fees from liquidity assets, due to fee waivers on liquidity funds managed by Western Asset.

Investment Advisory Performance Fees
Of our total AUM as of March 31, 2016, 2015, and 2014, approximately 7%, 7%, and 6% was in accounts that were eligible to earn performance fees. For the year ended March 31, 2016, Investment advisory performance fees decreased $41.5 million to $42.0 million, as compared to $83.5 million for the year ended March 31, 2015, primarily due to lower fees earned on assets managed at Permal and Brandywine.

For the year ended March 31, 2015, investment advisory performance fees decreased $23.6 million to $83.5 million, as compared to $107.1 million for the year ended March 31, 2014, primarily due to lower fees earned on assets managed at Permal, offset in part by an increase in fees earned on assets managed at Brandywine.

Distribution and Service Fees
For the year ended March 31, 2016, Distribution and service fees increased $20.3 million, or 6%, to $381.5 million, as compared to $361.2 million for the year ended March 31, 2015, primarily as a result of approximately $29 million of revenue which is included in Distribution and service fees in fiscal 2016, due to a change in the distributor for certain funds in May 2015. Revenues related to these funds were previously included in Investment advisory fees from funds. An increase of $11.6 million in advisement fees associated with our AUA also contributed to the increase. These increases were offset in part by a decline in average mutual fund AUM subject to distribution and service fees.

For the year ended March 31, 2015, Distribution and service fees increased $13.6 million, or 4%, to $361.2 million, as compared to $347.6 million for the year ended March 31, 2014, primarily as a result of approximately $25 million of revenues related to client assets that were reclassified from AUM to AUA, as well as an increase in average mutual fund AUM subject to distribution and service fees. As previously discussed, the revenues associated with AUA are included in Distribution and service fees beginning in fiscal 2015. These increases were offset in part by the impact of increased fee waivers related to liquidity funds managed by Western Asset.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2016 Compared to 2015		2015 Compared to 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Compensation and benefits	$1,172.6	$1,208.2	$1,208.2	$(35.6)	(3)%	$—	n/m
Transition-related compensation	32.2	24.6	2.2	7.6	31	22.4	n/m
Total Compensation and Benefits	1,204.8	1,232.8	1,210.4	(28.0)	(2)	22.4	2
Distribution and servicing	545.7	594.8	619.1	(49.1)	(8)	(24.3)	(4)
Communications and technology	197.9	182.4	157.9	15.5	8	24.5	16
Occupancy	122.6	109.7	115.2	12.9	12	(5.5)	(5)
Amortization of intangible assets	5.0	2.6	12.3	2.4	92	(9.7)	(79)
Impairment of intangible assets	371.0	—	—	371.0	n/m	—	n/m
Other, net, including $(33.4) million and $5.0 million of contingent consideration fair value (reduction) increase in fiscal 2016 and 2014, respectively	163.0	198.6	196.0	(35.6)	(18)	2.6	1
Total Operating Expenses	$2,610.0	$2,320.9	$2,310.9	$289.1	12	$10.0	—
n/m - not meaningful

Total Operating Expenses for the year ended March 31, 2016, increased $289.1 million, or 12%, to $2.61 billion, as compared to $2.32 billion for the year ended March 31, 2015. The increase was primarily due to intangible asset impairment charges of $371 million recorded during the year ended March 31, 2016, as further discussed below. Total operating expenses for the year ended March 31, 2015, remained relatively flat at $2.32 billion, as compared to $2.31 billion, for the year ended March 31, 2014.

Operating expenses for the years ended March 31, 2016, 2015, and 2014, incurred at the investment management affiliate level comprised approximately 70% of total operating expenses in each year, excluding the impairment charges which are deemed to be corporate expenses. The remaining operating expenses are comprised of corporate costs, including costs of our global distribution operations.

Compensation and Benefits
The components of Total Compensation and Benefits (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2016 Compared to 2015		2015 Compared to 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Salaries and incentives	$915.8	$976.9	$949.5	$(61.1)	(6)%	$27.4	3%
Benefits and payroll taxes (including deferred compensation)	232.6	214.7	214.5	17.9	8	0.2	—
Transition and severance costs	36.2	31.8	29.4	4.4	14	2.4	8
Royce management equity plan	21.4	—	—	21.4	n/m	—	—
Gains (losses) on deferred compensation and seed capital investments	(1.2)	9.4	17.0	(10.6)	n/m	(7.6)	(45)
Total Compensation and Benefits	$1,204.8	$1,232.8	$1,210.4	$(28.0)	(2)	$22.4	2
n/m - not meaningful

Total Compensation and Benefits for the year ended March 31, 2016, decreased 2% to $1.20 billion, as compared to $1.23 billion for the year ended March 31, 2015; and for the year ended March 31, 2015, increased 2% to $1.23 billion, as compared to $1.21 billion for the year ended March 31, 2014:

•
Salaries and incentives decreased $61.1 million, to $915.8 million for the year ended March 31, 2016, as compared to $976.9 million for the year ended March 31, 2015, primarily due to a decrease of $58.6 million in net compensation at investment affiliates, which was substantially the result of a reduction in operating revenue at revenue share-based affiliates, which creates an offsetting decrease in compensation per the applicable revenue share arrangements, and the sale of LMIC in November 2014, offset in part by the acquisition of Martin Currie in October 2014.

•
Salaries and incentives increased $27.4 million, to $976.9 million for the year ended March 31, 2015, as compared to $949.5 million for the year ended March 31, 2014, principally due to an increase of $15.8 million in incentive-based compensation for distribution and corporate personnel, primarily related to increased retail sales in our global distribution group. A $9.7 million increase in net compensation at investment affiliates also contributed to the increase. The increase in net compensation at investment affiliates was primarily due to the acquisition of Martin Currie and the impact of increased revenues at certain revenue-share based affiliates, offset in part by the impact of the sale of LMIC in November 2014 and the sale of a small affiliate and the closing down of certain businesses in connection with various corporate initiatives in fiscal 2014.

•
Benefits and payroll taxes increased $17.9 million, to $232.6 million for the year ended March 31, 2016, as compared to $214.7 million for the year ended March 31, 2015, primarily as a result of an increase in costs associated with certain employee benefit plans.

•
Benefits and payroll taxes increased slightly to $214.7 million for the year ended March 31, 2015, as compared to $214.5 million for the year ended March 31, 2014, primarily as a result of an increase in payroll taxes and recruiting costs.

•
Transition and severance costs increased $4.4 million, to $36.2 million for the year ended March 31, 2016, as compared to $31.8 million for the year ended March 31, 2015. Transition and severance costs for the year ended March 31, 2016, were primarily comprised of $32.2 million of costs associated with the previously discussed restructuring of Permal in preparation for the combination with EnTrust. For the year ended March 31, 2015, transition and severance costs were primarily comprised of $24.6 million of costs associated with the integration of Batterymarch and LMGAA into QS Investors, and $4.3 million related to the sale of LMIC.

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

•	Royce management equity plan represents the charge arising from the grant of equity units under the Royce management equity plan, as previously discussed.

For the year ended March 31, 2016, compensation as a percentage of operating revenues increased to 45.3% from 43.7% for the year ended March 31, 2015, due to the impact of the charge associated with the Royce management equity plan grant, the impact of the acquisition of Martin Currie in October 2014, and the impact of higher transition and severance costs in the current year, offset in part by the impact of decreased revenues at certain revenue share-based affiliates that retain a relatively higher percentage of revenues as compensation.

For the year ended March 31, 2015, compensation as a percentage of operating revenues decreased to 43.7% from 44.1% for the year ended March 31, 2014, due to the impact of decreased revenues at certain revenue share-based affiliates that retain a higher percentage of revenues as compensation, offset in part by the impact of higher compensation costs for corporate and distribution personnel.

Distribution and Servicing
For the year ended March 31, 2016, Distribution and servicing expenses decreased 8% to $545.7 million, as compared to $594.8 million for the year ended March 31, 2015, primarily due to the impact of lower average AUM in certain products for which we pay fees to third-party distributors.

For the year ended March 31, 2015, Distribution and servicing expenses decreased 4% to $594.8 million, as compared to $619.1 million for the year ended March 31, 2014, primarily due to a net decrease of $20.9 million in structuring fees related to closed-end fund launches.

Communications and Technology
For the year ended March 31, 2016, Communications and technology expense increased 8% to $197.9 million, as compared to $182.4 million for the year ended March 31, 2015, as a result of an increase in technology consulting and license fees for software product implementations in the current year period, and the addition of Martin Currie, which was acquired in October 2014.

For the year ended March 31, 2015, Communications and technology expense increased 16% to $182.4 million, as compared to $157.9 million for the year ended March 31, 2014, primarily due to increases in technology consulting, data management, depreciation expenses, and market data costs, principally resulting from cyber-security and data governance enhancements and the addition of Martin Currie and QS Investors expenses.

Occupancy
For the year ended March 31, 2016, Occupancy expense increased 12% to $122.6 million, as compared to $109.7 million for the year ended March 31, 2015. Real estate related charges of $17.7 million were recognized in the current year related to reduced space requirements and the restructuring of Permal for the combination with EnTrust, while real estate related charges of $8.2 million were recognized in the prior year in connection with the integration of Batterymarch and LMGAA into QS Investors.

For the year ended March 31, 2015, Occupancy expense decreased 5% to $109.7 million, as compared to $115.2 million for the year ended March 31, 2014, primarily due to a decrease of $2.0 million in depreciation on furniture and leaseholds and a $1.9 million decrease in rent expense, principally as a result of lease reserves taken on vacant space in fiscal 2014.

Amortization and Impairment of Intangible Assets
For the year ended March 31, 2016, Amortization of intangible assets increased to $5.0 million, as compared to $2.6 million for the year ended March 31, 2015, primarily due to additional amortization expense related to the acquisition of RARE Infrastructure in October 2015.

For the year ended March 31, 2015, Amortization of intangible assets decreased 79% to $2.6 million, as compared to $12.3 million for the year ended March 31, 2014, primarily due to certain management contracts becoming fully amortized in

October 2014 and December 2013 and the sale of LMIC, offset in part by additional amortization expense related to the acquisitions of QS Investors in May 2014 and Martin Currie in October 2014.

Impairment of intangible assets was $371.0 million in the year ended March 31, 2016. The impairment charges relate to our Permal funds-of-hedge funds contracts asset and Permal trade name. The impairment charges resulted from a number of current trends and factors, including (i) periods of moderate inflows or outflows over recent years and related reductions in AUM; (ii) a reduction in growth assumptions for the next five years; (iii) a decrease in projected margins for the next two years; and (iv) an increase in the rate used to discount projected future cash flows primarily due to company specific factors including continued market influences. These changes resulted in a reduction of the projected cash flows and our overall assessment of fair value of the assets, such that the fair values of the Permal funds-of-hedge funds contracts asset and Permal trade name declined below their carrying values, and accordingly were impaired by $364.0 million and $7.0 million, respectively. See Critical Accounting Policies and Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Other
For the year ended March 31, 2016, Other expenses decreased $35.6 million, or 18%, to $163.0 million, as compared to $198.6 million for the year ended March 31, 2015, primarily due to a $33.4 million credit related to fair value adjustments to decrease the contingent consideration liabilities associated with the acquisitions of Martin Currie and Fauchier and a $14.6 million decrease in expense reimbursements paid to certain mutual funds. These decreases were partially offset by a $13.6 million increase in professional fees, due in part to costs for the acquisitions of Clarion Partners and EnTrust.

For the year ended March 31, 2015, Other expenses increased $2.6 million, or 1%, to $198.6 million, as compared to $196.0 million for the year ended March 31, 2014, primarily due to a $5.9 million increase in travel and entertainment expenses, a $5.3 million increase in advertising expenses, and a $4.7 million increase in professional fees. These increases were offset in part by a $14.2 million decrease in expense reimbursements paid to certain mutual funds.

Non-Operating Income (Expense)
The components of total other non-operating income (expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2016 Compared to 2015		2015 Compared to 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Interest income	$5.6	$7.5	$6.4	$(1.9)	(25)%	$1.1	17%
Interest expense	(48.4)	(58.3)	(52.9)	9.9	(17)	(5.4)	10
Other income (expense), net, including $107.1 million debt extinguishment loss in July 2014	(26.0)	(85.3)	32.8	59.3	(70)	(118.1)	n/m
Other non-operating income (expense) of consolidated investment vehicles, net	(7.2)	5.9	2.4	(13.1)	n/m	3.5	146
Total Other Non-Operating Income (Expense)	$(76.0)	$(130.2)	$(11.3)	$54.2	(42)	$(118.9)	n/m
n/m - not meaningful

Interest Income
For the year ended March 31, 2016, Interest income decreased 25% to $5.6 million, as compared to $7.5 million for the year ended March 31, 2015, primarily due to a $0.9 million decrease in the current year related to lower average interest-bearing investment balances and lower yields earned on those balances, and $0.7 million of interest income received in the prior year in connection with a tax refund.

For the year ended March 31, 2015, Interest income increased 17% to $7.5 million, as compared to $6.4 million for the year ended March 31, 2014, driven by higher yields earned on investment balances.

Interest Expense
For the year ended March 31, 2016, Interest expense decreased 17% to $48.4 million, as compared to $58.3 million for the year ended March 31, 2015. The decrease of $6.4 million was primarily due to a decrease in interest accruals for uncertain tax positions, offset in part by interest accretion on contingent consideration liabilities related to the acquisitions of Martin Currie and RARE Infrastructure.

For the year ended March 31, 2015, Interest expense increased 10% to $58.3 million, as compared to $52.9 million for the year ended March 31, 2014, primarily due to an increase in interest accruals for uncertain tax positions and interest accretion on Contingent consideration liabilities related to the acquisitions of QS Investors and Martin Currie.

Other Income (Expense), Net
For the year ended March 31, 2016, Other expense, net, decreased $59.3 million, to expense of $26.0 million, as compared to expense of $85.3 million in fiscal 2015, primarily due to a $107.1 million charge recognized in the prior year related to the refinancing of our 5.5% Senior Notes in July 2014. This decrease was offset in part by net market losses of $27.0 million on corporate investments, which are not offset in compensation, net market losses of $10.6 million on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding increases in compensation, mentioned above, net market losses of $5.6 million on investments of consolidated sponsored investment vehicles that are not designated as consolidated investment vehicles ("CIVs"), which have no impact on Net Income Attributable to Legg Mason, Inc., as the losses are fully attributable to noncontrolling interests, and a $4.5 million loss on a foreign currency forward contract related to the acquisition of RARE Infrastructure.

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

Other Non-Operating Income (Loss) of Consolidated Investment Vehicles
For the year ended March 31, 2016, Other non-operating income (expense) of consolidated investment vehicles, net, decreased $13.1 million to expense of $7.2 million, as compared to income of $5.9 million in fiscal 2015, primarily due to the deconsolidation of a CIV during the quarter ended March 31, 2015, and net market losses on investments of certain CIVs.

For the year ended March 31, 2015, Other non-operating income (expense) of consolidated investment vehicles, net, increased $3.5 million to income of $5.9 million, primarily due to an increase in net market gains on investments of certain CIVs.

Income Tax Provision
For the year ended March 31, 2016, the provision for income taxes was $7.7 million, as compared to $125.3 million in the year ended March 31, 2015. The effective tax rate was (30.5)% for the year ended March 31, 2016, as compared to 34.0% for the year ended March 31, 2015. The change in the effective tax rate was largely due to the impact of the $371.0 million of impairment charges recognized in lower tax rate jurisdictions. In November 2015, the U.K. Finance Bill 2015 was enacted, which reduced the main U.K. corporate tax rate from 20% to 19% effective April 1, 2017, and to 18% effective April 1, 2020. The reductions in the U.K. corporate tax rate resulted in tax benefits of $8.4 million in fiscal 2016. The impact of CIVs increased the effective rate by 23.8 percentage points for the year ended March 31, 2016, and decreased the effective rate by 0.5 percentage points for the year ended March 31, 2015.

For the year ended March 31, 2015, the provision for income taxes was $125.3 million, as compared to $137.8 million in the year ended March 31, 2014. The effective tax rate was 34.0% for the year ended March 31, 2015, as compared to 32.8% for the year ended March 31, 2014. The change in the effective rate was primarily related to the impact of $19.2 million of income tax benefits recorded in fiscal 2014 with respect to U.K. corporate tax rate reductions, which impacted the effective tax rate by 4.6 percentage points in fiscal 2014. The impact of CIVs decreased the effective rate by 0.5 percentage points for the year ended March 31, 2015, and increased the effective rate by 0.2 percentage points for the year ended March 31, 2014.

Net Income (Loss) Attributable to Legg Mason, Inc. and Operating Margin
Net Loss Attributable to Legg Mason, Inc. for the year ended March 31, 2016, totaled $25.0 million, or $0.25 per diluted share, compared to Net Income Attributable to Legg Mason, Inc. of $237.1 million, or $2.04 per diluted share, in the year ended March 31, 2015.  The decrease was primarily attributable to the impact of the pre-tax impairment charges of $371.0 million ($296.8 million, net of income tax benefits, or $2.76 per diluted share) related to our indefinite-life intangible assets in the year ended March 31, 2016, offset in part by the pre-tax non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) recognized in the year ended March 31, 2015, in connection with the refinancing of the 5.5% Senior Notes. Operating margin was 1.9% for the year ended March 31, 2016, compared to 17.7% for the year ended March 31, 2015, with the decrease primarily attributable to the impairment charges.

Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2015, totaled $237.1 million, or $2.04 per diluted share, compared to $284.8 million, or $2.33 per diluted share, in the year ended March 31, 2014.  The decrease was primarily attributable to the pre-tax, non-operating charge of $107.1 million ($68.5 million, net of income tax benefits, or $0.59 per diluted share) related to the refinancing of the 5.5% Senior Notes in the year ended March 31, 2015, offset in part by a $20.7 million decrease in costs related to closed-end fund launches, and the net impact of increased operating revenues. Operating margin was 17.7% for the year ended March 31, 2015, compared to 15.7% for the year ended March 31, 2014.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing performance measures for "Adjusted Income" and "Operating Margin, as Adjusted" and a liquidity measure for "Adjusted EBITDA", each of which are based on methodologies other than generally accepted accounting principles (“non-GAAP”). Our management uses these measures as benchmarks in evaluating and comparing our period-to-period operating performance and liquidity.

Adjusted Income decreased to $370.3 million for the year ended March 31, 2016, from $378.8 million for the year ended March 31, 2015; however, due to a reduction in weighted-average shares outstanding as a result of share repurchases, Adjusted Income per diluted share increased to $3.36 per diluted share for the year ended March 31, 2016, from $3.26 per diluted share for the year ended March 31, 2015. The decrease in Adjusted Income was primarily attributable to the net impact of decreased operating revenues, offset in part by the impact of the pre-tax, non-operating charge of $107.1 million ($68.5 million, net of income tax, or $0.59 per diluted share) related to the refinancing of the 5.5% Senior Notes in the prior year. Operating Margin, as Adjusted, for the years ended March 31, 2016 and 2015, was 18.6% and 23.0%, respectively. Operating Margin, as Adjusted, for the year ended March 31, 2016, was reduced by 2.0 percentage points due to costs associated with the restructuring of Permal for the combination with EnTrust, by 1.0 percentage point due to the compensation charge associated with the Royce management equity plan grant, and by 0.4 percentage points for real estate related charges recognized in the current year associated with reduced space requirements. Operating Margin, as Adjusted, for the year ended March 31, 2015 was reduced by 1.7 percentage points due to costs associated with the integration of Batterymarch and LMGAA into QS Investors and various other corporate initiatives.

Adjusted EBITDA for the years ended March 31, 2016 and 2015, was $621.7 million and $686.5 million, respectively. The decrease in Adjusted EBITDA was primarily the result of a decrease in cash provided by operating activities.

Adjusted Income decreased to $378.8 million, or $3.26 per diluted share, for the year ended March 31, 2015, from $417.8 million, or $3.41 per diluted share, for the year ended March 31, 2014. The decrease was primarily attributable to the pre-tax, non-operating charge of $107.1 million ($68.5 million, net of income tax, or $0.59 per diluted share) related to the refinancing of the 5.5% Senior Notes in the year ended March 31, 2015, offset in part by the net impact of increased operating revenues. Operating Margin, as Adjusted, for the years ended March 31, 2015 and 2014, was 23.0% and 22.0%, respectively. Operating Margin, as Adjusted, for the years ended March 31, 2015 and 2014, was reduced by 1.7 and 1.5 percentage points, respectively, due to costs associated with the integration of Batterymarch and LMGAA into QS Investors and various other corporate initiatives. Operating Margin, as Adjusted, for the year ended March 31, 2014, was also reduced by 1.0 percentage point due to structuring fees related to closed-end fund and real estate investment trust launches during that fiscal year.

Adjusted EBITDA for the years ended March 31, 2015 and 2014, was $686.5 million and $617.1 million, respectively. The $69.4 million increase in Adjusted EBITDA was primarily the result of an increase in cash provided by operating activities.

Adjusted Income
We define “Adjusted Income” as Net Income (Loss) Attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill less deferred income taxes on goodwill and indefinite-life intangible asset impairment, if any. We also adjust for non-core items that are not reflective of our economic performance, such as intangible asset impairments, the impact of fair value adjustments of contingent consideration liabilities, if any, and the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets.

We believe that Adjusted Income provides a useful representation of our operating performance adjusted for non-cash acquisition related items and other items that facilitate comparison of our results to the results of other asset management firms that have not made significant acquisitions. We also believe that Adjusted Income is an important metric in estimating the value of an asset management business.

Adjusted Income only considers adjustments for certain items that relate to operating performance and comparability, and therefore, is most readily reconcilable to Net Income (Loss) Attributable to Legg Mason, Inc. determined under GAAP. This measure is provided in addition to Net Income (Loss) Attributable to Legg Mason, Inc., but is not a substitute for Net Income (Loss) Attributable to Legg Mason, Inc. and may not be comparable to non-GAAP performance measures, including measures of adjusted earnings or adjusted income, of other companies. Further, Adjusted Income is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. Fair value adjustments of contingent consideration liabilities may or may not provide a tax benefit, depending on the tax attributes of the acquisition transaction. We consider Adjusted Income to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value, and because it facilitates comparison of our operating results with the results of other asset management firms that have not made significant acquisitions.

In calculating Adjusted Income, we adjust for the impact of the amortization of management contract assets and impairment of indefinite-life intangible assets, and add (subtract) the impact of fair value adjustments on contingent consideration liabilities, if any, all of which arise from acquisitions, to Net Income (Loss) Attributable to Legg Mason, Inc. to reflect the fact that these items distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business.  Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income (Loss) Attributable to Legg Mason, Inc. in the calculation of Adjusted Income.  However, because of our net operating loss carry-forward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and U.K. tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets, if applicable, that have been recognized under GAAP. These adjustments reflect that these items distort comparisons of our operating results to other periods and the results of other asset management firms that have not engaged in significant acquisitions, including any related impairments.

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

A reconciliation of Net Income (Loss) Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	For the Years Ended March 31,
	2016	2015	2014
Net Income (Loss) Attributable to Legg Mason, Inc.	$(25,032)	$237,080	$284,784
Plus (less):
Amortization of intangible assets	4,979	2,625	12,314
Impairment of intangible assets	371,000	—	—
Contingent consideration fair value adjustments	(33,375)	—	5,000
Deferred income taxes on intangible assets:
Impairment charges	(74,200)	—	—
Tax amortization benefit	135,260	139,046	134,871
U.K. tax rate adjustment	(8,361)	—	(19,164)
Adjusted Income	$370,271	$378,751	$417,805
Net Income (Loss) per diluted share Attributable to Legg Mason, Inc. Shareholders	$(0.25)	$2.04	$2.33
Plus (less):(1)
Amortization of intangible assets	0.05	0.02	0.10
Impairment of intangible assets	3.45	—	—
Contingent consideration fair value adjustments	(0.31)	—	0.04
Deferred income taxes on intangible assets:
Impairment charges	(0.69)	—	—
Tax amortization benefit	1.26	1.20	1.10
U.K. tax rate adjustment	(0.08)	—	(0.16)
Allocation to participating securities(2)	(0.07)	—	—
Adjusted Income per diluted share	$3.36	$3.26	$3.41

(1)
In calculating Adjusted Income per diluted share, during periods of Net Income after participating securities dividends, we include the weighted-average of unvested restricted shares deemed to be participating securities and the earnings allocated to these participating securities. Weighted-average unvested restricted shares were 3,065 for the year ended March 31, 2015. For purposes of this non-GAAP performance measure, earnings are allocated in the same ratio to participating securities and common shares. As a result, the inclusion of these participating securities and the earnings allocated thereto do not impact the per share amounts of the adjustments made to Net Income (Loss) per diluted share Attributable to Legg Mason, Inc. Shareholders.

In calculating Adjusted Income per diluted share during periods of Net Loss after participating securities dividends, we exclude the weighted-average of unvested restricted shares deemed to be participating securities. Weighted-average unvested restricted shares were 2,831 for the year ended March 31, 2016.

(2)	During periods of Net Loss after participating securities dividends, there is an impact from weighted-average unvested restricted shares deemed to participating securities.

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income (Loss), adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing arrangements, amortization related to intangible assets, income (loss) of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as "Operating Revenues, as Adjusted." The compensation items are removed from Operating Income (Loss) in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. We adjust for the impact of amortization of management contract assets and the impact of fair value adjustments of contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with results of other asset management firms that have not engaged in significant acquisitions. Impairment charges and income (loss) of CIVs are removed from Operating Income (Loss) in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted, in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Operating Revenues, as Adjusted, also include our advisory revenues we receive from CIVs that are eliminated in consolidation under GAAP.

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

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	For the Years Ended March 31,
	2016	2015	2014
Operating Revenues, GAAP basis	$2,660,844	$2,819,106	$2,741,757
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	318	721	1,950
Distribution and servicing expense, excluding consolidated investment vehicles	(545,668)	(594,746)	(619,022)
Operating Revenues, as Adjusted	$2,115,494	$2,225,081	$2,124,685

Operating Income, GAAP basis	$50,831	$498,219	$430,893
Plus:
Gains (losses) on deferred compensation and seed investments, net	(1,205)	9,369	16,987
Impairment of intangible assets	371,000	—	—
Contingent consideration fair value adjustments	(33,375)	—	5,000
Amortization of intangible assets	4,979	2,625	12,314
Operating income and expenses of consolidated investment vehicles, net	461	899	2,370
Operating Income, as Adjusted	$392,691	$511,112	$467,564

Operating Margin, GAAP basis	1.9%	17.7%	15.7%
Operating Margin, as Adjusted	18.6	23.0	22.0

Adjusted EBITDA
We define Adjusted EBITDA as cash provided by operating activities plus (minus) allocation of debt redemption payments, interest expense, net of accretion and amortization of debt discounts and premiums, current income tax expense, net gains (losses) on investment securities, the net change of other assets and liabilities and other. The net change of other assets and liabilities adjustment aligns with the Consolidated Statements of Cash Flows. This definition results in a metric that is the same amount as EBITDA used in covenants in our revolving credit facility agreement.
We believe that Adjusted EBITDA is useful to investors as a liquidity measure that provides additional information with regard to our compliance with debt covenants and ability to meet future working capital requirements. This measure is provided in addition to Cash provided by operating activities and may not be comparable to non-GAAP liquidity measures, including measures of EBITDA or cash flow measures, of other companies. Further, Adjusted EBITDA is not to be confused with Cash provided by operating activities or other measures of cash flows under GAAP, and is provided as a supplement to, and not in replacement of, a GAAP measure.

A reconciliation of Cash provided by operating activities to Adjusted EBITDA is as follows (dollars in thousands):

	Trailing twelve months ended March 31,
	2016	2015	2014
Cash provided by operating activities, GAAP basis	$454,451	$568,118	$437,324
Plus (less):
Debt redemption payments allocated to operations	—	98,418	—
Interest expense, net of accretion and amortization of debt discounts and premiums	45,324	53,999	49,846
Current tax expense	15,419	24,897	19,375
Net gain on investment securities	8,563	50,853	27,370
Net change of other assets and liabilities	30,084	(118,919)	76,140
Other, principally transition-related costs in fiscal 2016	67,881	9,133	7,037
Adjusted EBITDA	$621,722	$686,499	$617,092

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

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. We have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs and other consolidated sponsored investment vehicles beyond our investments in and investment advisory fees generated from these vehicles, which are eliminated in consolidation. Additionally, creditors of the CIVs and other consolidated sponsored investment vehicles have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At March 31, 2016, cash and cash equivalents, total assets, long-term debt and stockholders' equity were $1.3 billion, $7.5 billion, $1.7 billion and $4.2 billion, respectively. Total assets include amounts related to CIVs of $0.1 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows for the years ended March 31 (in millions):

	2016	2015	2014
Cash flows provided by operating activities	$454.5	$568.1	$437.3
Cash flows provided by/(used in) investing activities	(244.6)	(208.0)	137.6
Cash flows provided by/(used in) financing activities	465.7	(507.0)	(639.0)
Effect of exchange rate changes	(16.1)	(41.5)	(10.9)
Net change in cash and cash equivalents	659.5	(188.4)	(75.0)
Cash and cash equivalents, beginning of period	669.6	858.0	933.0
Cash and cash equivalents, end of period	$1,329.1	$669.6	$858.0

Cash inflows provided by operating activities during fiscal 2016, were $454.5 million, primarily related to Net Loss, adjusted for non-cash items. Cash inflows provided by operating activities during fiscal 2015 were $568.1 million, primarily related to Net Income, adjusted for non-cash items, and net activity related to CIVs. Cash inflows provided by operating activities during fiscal 2014 were $437.3 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net purchases of trading and other investments and a decrease in net activity related to CIVs, primarily due to the wind-down of a consolidated loan obligation ("CLO").  See Note 17 of Notes to Consolidated Financial Statements for additional information regarding the CLO.

Cash outflows used in investing activities during fiscal 2016, were $244.6 million, primarily related to payments associated with the acquisitions of RARE Infrastructure and PK Investments, and the investment in Precidian Investments, aggregating $234.1 million (net of acquired cash). Cash outflows used in investing activities during fiscal 2015, were $208.0 million, primarily related to payments associated with the acquisitions of Martin Currie and QS Investors of $183.7 million (net of acquired cash) and payments made for fixed assets of $45.8 million; offset in part by the proceeds from businesses sold of $47.0 million. Cash inflows provided by investing activities during fiscal 2014, were $137.6 million, primarily related to net activity related to CIVs, offset in part by payments made for fixed assets.

Cash inflows provided by financing activities during fiscal 2016, were $465.7 million, primarily related to the proceeds of the issuance of $699.8 million of long-term debt, offset in part by the repurchase of 4.5 million shares of our common stock for $209.6 million. Cash outflows used in financing activities during fiscal 2015, were $507.0 million, primarily related to the repayment of long-term debt of $645.8 million, the repurchase of 6.9 million shares of our common stock for $356.5 million, the repayment of long-term debt of CIVs of $79.2 million, and dividends paid of $70.8 million, offset in part by the proceeds from the issuance of $658.8 million of long-term debt. Cash outflows used in financing activities during fiscal 2014, were $639.0 million, primarily related to the repayment of long-term debt of $500.4 million, the repayment of long-term debt of CIVs of $133.0 million, the repurchase of 9.7 million shares of our common stock for $360.0 million, and dividends paid of $62.0 million, offset in part by the proceeds from the long-term debt issuances of $393.7 million.

Financing Transactions
The table below reflects our primary sources of financing (in thousands) as of March 31, 2016:

	Available at March 31, 2016	Amount Outstanding at March 31,
Type		2016	2015	Interest Rate	Maturity
2.7% Senior Notes due July 2019	$250,000	$250,000	$250,000	2.70%	July 2019
3.95% Senior Notes due July 2024	250,000	250,000	250,000	3.95%	July 2024
4.75% Senior Notes Due March 2026	450,000	450,000	—	4.75%	March 2026
5.625% Senior Notes due January 2044	550,000	550,000	550,000	5.625%	January 2044
6.375% Junior Subordinated Notes Due March 2056	250,000	250,000	—	6.375%	March 2056
Revolving credit agreements	1,000,000	40,000	—	Eurocurrency Rate + 1.25% + 0.175% annual commitment fee	December 2020

In March 2016, we issued $250 million of 6.375% Junior Subordinated Notes due 2056 (the "2056 Notes") and $450 million of 4.75% Senior Notes due 2026 (the "2026 Notes"). The net proceeds of these offerings were used to finance the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016, as further discussed below and in Note 18 of Notes to the Consolidated Financial Statements.

In December 2015, we entered into a new unsecured credit agreement which provides for a $1.0 billion multi-currency revolving credit facility, and borrowed $40 million under this revolving credit facility, which remained outstanding as of March 31, 2016. The proceeds were used to repay the $40 million of outstanding borrowings under our previous revolving credit facility, which were used to partially finance the acquisition of RARE Infrastructure in October 2015, as further discussed below. In May 2016, we used $460 million of additional borrowings under the new revolving credit facility to finance the acquisition of EnTrust and to replenish cash used to complete the acquisitions of Clarion Partners and RARE Infrastructure. The amount of total borrowings outstanding under this facility is $500 million as of the date of filing.

The new revolving credit facility may be increased by an aggregate amount of up to $500 million, to $1.5 billion, subject to the approval of the lenders, expires in December 2020, and can be repaid at any time. This revolving credit facility is available to fund working capital needs and for general corporate purposes.

The financial covenants under our credit agreement were modified in March 2016 and include: maximum net debt to EBITDA ratio of 3.5 to 1 for the period from March 31, 2016 through September 30, 2016, 3.25 to 1 for the period from October 1, 2016 through December 31, 2016, and 3.0 to 1 thereafter; and minimum EBITDA to interest ratio of 4.0 to 1. Debt is defined to include all obligations for borrowed money, excluding non-recourse debt of CIVs and capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of the greater of subsidiary cash or $300 million, by the lesser of 50% of the aggregate amount of our seed capital investments or $125 million, and an amount equal to 50% of our hybrid capital securities. EBITDA is defined as consolidated net income (loss) plus/minus tax expense (benefit), interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expense or losses, any non-cash charges, and certain transition-related costs, as defined in the agreements. As of March 31, 2016, Legg Mason's net debt to EBITDA ratio was 1.3 to 1 and EBITDA to interest expense ratio was 13.0 to 1, and therefore, Legg Mason has maintained compliance with the applicable covenants.

If our net income (loss) significantly declines, or if we spend our available cash, it may impact our ability to maintain compliance with the financial covenants. If we determine that our compliance with these covenants may be under pressure at a time when we either have outstanding borrowings under this facility, want to utilize available borrowings, or otherwise desire to keep borrowings available, we may elect to take a number of actions, including reducing our expenses in order to increase our EBITDA, using available cash to repay all or a portion of our outstanding debt subject to these covenants or seeking to negotiate with our lenders to modify the terms or to restructure our debt. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.

In May 2012, we refinanced our then outstanding 2.5% Senior Convertible Notes (the "Convertible Notes"). The refinancing was effected through the issuance of $650 million of 5.5% Senior Notes, the net proceeds of which, together with cash on hand and $250 million of remaining borrowing capacity under a then existing revolving credit facility, were used to repurchase all $1.25 billion of the Convertible Notes. The terms of the repurchase included the issuance of warrants to the holders of the Convertible Notes. The warrants replaced a conversion feature of the Convertible Notes, and provide for the purchase, in the aggregate and subject to adjustment, of 14.2 million shares of our common stock, on a net share settled basis, at an exercise price of $88 per share. The warrants expire in July 2017 and can be settled, at our election, in either shares of common stock or cash.

In June 2012, we entered into an unsecured credit agreement which provided for a $500 million revolving credit facility and a $500 million term loan, which was repaid in fiscal 2014, as further discussed below. The proceeds of the term loan were used to repay $500 million of outstanding borrowings under a previous revolving credit facility, which was then terminated.
In January 2014, we issued $400 million of 5.625% Senior Notes due 2044, the net proceeds of which, together with cash on hand, were used to repay the $450 million of then outstanding borrowings under the five-year term loan entered into in conjunction with the unsecured credit agreement noted above. The 5.625% Senior Notes were sold at a discount of $6.3 million, which is being amortized to interest expense over the 30 year term.
Also in January 2014, we entered into a $250 million incremental revolving credit facility, which was contemplated in, and was in addition to the $500 million revolving credit facility available under, the credit agreement we entered into in June 2012. These revolving credit facilities were available to fund working capital needs and for general corporate purposes and were to expire in June 2017. There were no borrowings outstanding under either facility as of March 31, 2015. In October 2015, Legg Mason borrowed $40 million under these facilities to partially finance the acquisition of RARE Infrastructure, which was repaid in December 2015 upon entering into a new unsecured credit agreement, as discussed above. These revolving credit facilities were terminated effective upon the repayment.
In June 2014, we issued $250 million of 2.7% Senior Notes due 2019 at a discount of $0.6 million, $250 million of 3.95% Senior Notes due 2024 at a discount of $0.5 million, and an additional $150 million of 5.625% Senior Notes due 2044 at a premium of $9.8 million. In July 2014, these proceeds of $659 million, net of related fees, together with cash on hand, were used to redeem the then outstanding $650 million of the 5.5% Senior Notes. The retirement of the 5.5% Senior Notes resulted in a pre-tax, non-operating charge of $107.1 million in July 2014, consisting of a cash make-whole premium payment of $98.6 million, net of $0.6 million from a reverse treasury lock, to call the 5.5% Senior Notes and $8.5 million associated with existing deferred costs and original issue discount.

Our outstanding revolving credit facility agreement is currently impacted by the ratings of two rating agencies. The interest rate and annual commitment fee on our revolving line of credit are based on the higher credit rating of the two rating agencies. In June 2011, our rating by one of these agencies was downgraded one grade below the other. Should the other agency downgrade our rating, absent an upgrade from the former agency, our interest costs will rise modestly.

See Note 6 of Notes to Consolidated Financial Statements for additional information regarding our debt.

Other Transactions
We expect that over the next 12 months cash generated from our operating activities and available cash on hand will be adequate to support our operating and investing cash needs, other than acquisitions, as discussed below. In May 2016, we utilized $460 million of borrowing capacity under our revolving credit facility and the proceeds from the issuance of the 2026 Notes and the 2056 Notes to finance the acquisition of EnTrust, as further discussed below, and to replenish cash used to complete the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015. We may also utilize our other available resources for any number of potential activities, including, but not limited to, acquisitions, seed capital investments in new products, repurchase of shares of our common stock, repayment of outstanding debt, or payment of increased dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

Acquisitions

	RARE Infrastructure	Martin Currie	PK Investments	QS Investors	Fauchier	Total
Maximum Remaining Contingent Consideration(1)	$81.3	$467.1	$2.5	$30.0	$28.7	$609.6
Contingent consideration liability
Current Contingent consideration	$7.0	$12.8	$—	$6.6	$—	$26.4
Non-current Contingent consideration	20.1	28.4	2.5	7.2	—	58.2
Balance as of March 31, 2016	$27.1	$41.2	$2.5	$13.8	$—	$84.6

(1)	Using the applicable exchange rate as of March 31, 2016 for amounts denominated in currencies other than the U.S. dollar.

On May 2, 2016, we closed the transaction to combine Permal and EnTrust, to create EnTrustPermal, of which we own 65%. The transaction required a cash payment of $400 million, which was funded with borrowings under our revolving credit facility, as well as a portion of the proceeds from the 2026 Notes and the 2056 Notes that were issued in March 2016. In connection with the combination, we expect to incur restructuring and transition costs of approximately $100 million, of which approximately 15% are non-cash charges. As of March 31, 2016, approximately $43 million of these charges have been incurred, and approximately $24 million have been paid. A significant portion of the remaining costs will be paid in the year ending March 31, 2017. See Notes 2 and 18 of Notes to Consolidated Financial Statements for additional information.

On April 13, 2016, we acquired a majority interest in Clarion Partners. The acquisition required a cash payment of $577 million, which was funded with a portion of the proceeds from the issuance of the 2026 Notes and the 2056 Notes in March 2016. In conjunction with the acquisition, we committed to provide $100 million of seed capital to Clarion Partners products within two years of closing. See Note 18 of Notes to Consolidated Financial Statements for additional information.

On October 21, 2015, we acquired a majority interest in RARE Infrastructure. The acquisition required an initial cash payment of approximately $214 million (using the foreign exchange rate as of October 21, 2015 for the 296 million Australian dollar payment), which was funded with $40 million of net borrowings under our previous revolving credit facility, as well as existing cash resources. Contingent consideration may be due March 31, 2017 and March 31, 2018, aggregating up to approximately $81 million (using the foreign exchange rate as of March 31, 2016 for the maximum 106 million Australia dollar amount per the contract), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. Noncontrolling interests of 25% are subject to put and call provisions that may result in future cash outlays.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. The transaction included an initial cash payment of $203 million (using the foreign exchange rate as of October 1, 2014 for the £125 million payment), which was funded from existing cash. Contingent consideration payments may be due on the March 31 following the second and third anniversaries of closing, aggregating up to approximately $467 million (using the foreign exchange rate as of March 31, 2016 for the maximum £325 million contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2017 and 2018. No contingent consideration payment was due as of March 31, 2016, for the first anniversary payment. Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. In addition, Martin Currie and the trustees of the pension plan referenced above have received a notice that the Pensions Regulator in the U.K. is reviewing the plan’s current structure and funding status. While the review is still in process, there can be no assurance that the review will not result in accelerated funding.

In December 2015, Martin Currie acquired certain assets of PK Investments. The business acquisition was comprised of an initial cash payment of $5.0 million and a contingent payment, due on December 31, 2017, which is currently estimated at $2.5 million. The amount of any ultimate contingent payment will be based on certain financial metrics. The initial cash payment was funded with existing cash resources.

Effective May 31, 2014, we completed the acquisition of QS Investors. In July 2016, we may be required to pay up to $10 million for the second anniversary contingent consideration, with the amount of the payment dependent on the achievement of certain net revenue targets. We intend to fund any amount due with existing cash resources. In addition, contingent consideration of up to $20 million for the fourth anniversary payment may be due in July 2018, also dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall.

In March 2013, we completed the acquisition of all of the outstanding share capital of Fauchier. Contingent consideration of up to approximately $29 million (using the exchange rate as of March 31, 2016, for the £20 million maximum contractual amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs.

See Note 2 of Notes to Consolidated Financial Statements for additional information related to the acquisitions of RARE Infrastructure, Martin Currie, QS Investors, and Fauchier.

Other
In March 2016, we implemented an affiliate management equity plan with the management of Royce. Under this management equity plan, minority interests equivalent to 16.9% in the Royce entity were issued to its management team. In addition, in June 2013 and March 2014, we implemented affiliate management equity plans that will entitle certain key employees of Permal and ClearBridge, respectively, to participate in 15% of the future growth of the respective enterprise value (subject to appropriate discounts), if any, as further discussed in Note 11 of Notes to Consolidated Financial Statements. Repurchases of units granted under these plans may impact future liquidity requirements. In conjunction with the acquisition of Clarion Partners, we implemented an affiliate management equity plan similar to the plan implemented for ClearBridge, with immediate vesting for the initial grant.

Certain of our asset management affiliates maintain various credit facilities for general operating purposes. Certain affiliates are subject to the capital requirements of various regulatory agencies. All such affiliates met their respective capital adequacy requirements during the periods presented.

In January 2015, our Board of Directors authorized $1.0 billion for additional purchases of our common stock, approximately $800 million of which remained available as of March 31, 2016. We intend to utilize up to $90 million of cash generated from future operations to purchase shares of our common stock on a quarterly basis, subject to market conditions and other potential uses of cash.

Future Outlook
As described above, we currently project that our cash flows from operating activities will be sufficient to fund our present and foreseeable, near-term liquidity needs, other than for the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016. As of March 31, 2016, we had approximately $1.1 billion in cash and cash equivalents in excess of our working capital requirements, $689 million of which was used to fund the previously discussed acquisitions of Clarion Partners and EnTrust. As discussed above, we intend to utilize up to $90 million of cash generated from future operations to purchase shares of our common stock during each quarter of the year ending March 31, 2017, subject to market conditions and other cash needs. We temporarily interrupted share repurchases in November 2015 and resumed share repurchases in March 2016. We intend to catch up an additional $12 million in share repurchases in the quarter ending June 30, 2016. In addition, in fiscal 2017, we intend to repay approximately $50 million of the outstanding $500 million of borrowings under our revolving credit facility, subject to market conditions and other cash needs. After drawing $460 million on our revolving credit facility in May 2016, in connection with the acquisitions of Clarion Partners and EnTrust, subject to compliance with applicable covenants, we have approximately $350 million of available borrowing capacity under our revolving credit facility, which expires in December 2020. We do not currently expect to raise incremental debt or equity financing over the next 12 months beyond our current levels, unless we enter into one or more acquisitions or refinancings. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts under our revolving credit facility, such as an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

Our liquid assets include cash, cash equivalents, and certain current investment securities. At March 31, 2016, our total liquid assets were $1.7 billion, $689 million of which was used to fund the previously discussed acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016. The remaining $1.0 billion of liquid assets included $378 million of cash and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries are not significant. In order to increase our cash available in the U.S. for general corporate purposes, we plan to utilize up to $170 million of foreign cash over the next several years, of which $8.5 million is accumulated foreign earnings. Any additional tax provision associated with these repatriations was previously recognized. No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, we will provide for and pay any applicable additional U.S. taxes in connection with repatriation of offshore earnings. It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	2017	2018	2019	2020	2021	Thereafter	Total
Contractual Obligations
Short-term borrowings by contract maturity(1)	$40.0	$—	$—	$—	$—	$—	$40.0
Long-term borrowings by contract maturity	—	—	—	250.0	—	1,500.0	1,750.0
Interest on long-term borrowings and credit facility commitment fees	86.9	86.7	86.7	83.3	79.4	1,410.8	1,833.8
Minimum rental and service commitments	128.0	109.4	88.6	79.8	73.4	225.7	704.9
Total Contractual Obligations	254.9	196.1	175.3	413.1	152.8	3,136.5	4,328.7
Contingent Obligations
Payments related to business acquisitions(2)
Clarion Partners	577.5	—	—	—	—	—	577.5
EnTrust	400.0	—	—	—	—	—	400.0
Martin Currie	467.1	—	—	—	—	—	467.1
RARE Infrastructure	23.8	57.5	—	—	—	—	81.3
Other	38.7	2.5	20.0	—	—	—	61.2
Total payments related to business acquisitions	1,507.1	60.0	20.0	—	—	—	1,587.1
Total Obligations(3)(4)(5)(6)	$1,762.0	$256.1	$195.3	$413.1	$152.8	$3,136.5	$5,915.8

(1)
Represents borrowings under our revolving credit facility which does not expire until December 2020. In April 2016, we borrowed an additional $460 million under this facility and exercised an amortizing variable for fixed interest rate swap with the intention of repaying the $500 million of borrowings through December 2020. However, we may elect to repay this debt sooner if management elects to utilize a portion of our available cash for this purpose.

(2)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of March 31, 2016, for amounts denominated in currencies other than the U.S. dollar. The related contingent consideration liabilities had a fair value of $84.6 million as of March 31, 2016, net of certain potential pension and other obligations related to Martin Currie. See Notes 2 and 8 of Notes to Consolidated Financial Statements. The fiscal 2017 amounts reflected for Clarion Partners and EnTrust represent the cash payments made in April 2016 and May 2016, respectively, in connection with the acquisitions, which are further discussed in Note 18 of Notes to Consolidated Financial Statements.

(3)
The table above does not include approximately $28.9 million in capital commitments to investment partnerships in which we are a limited partner or $100 million of co-investment commitment associated with the Clarion Partners acquisition. These obligations will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2021.

(4)
The table above does not include amounts for uncertain tax positions of $49.6 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(5)
The table above does not include redeemable noncontrolling interests, primarily related to affiliate minority interests and CIVs, of $175.8 million as of March 31, 2016, because the timing of any related cash outflows cannot be reliably estimated. As further described in Note 18 of Notes to Consolidated Financial Statements, Clarion Partners and EnTrust will also have redeemable noncontrolling interests.

(6)
The table above excludes potential obligations arising from the ultimate settlement of awards under the affiliate management equity plans with key employees of Permal, ClearBridge, and Royce due to the uncertainty of the timing and amounts ultimately payable. See Notes 1and 11 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

MARKET RISK
We maintain an enterprise risk management program to oversee and coordinate risk management activities of Legg Mason and its subsidiaries. Under the program, certain risk activities are managed at the subsidiary level. The following describes certain aspects of our business that are sensitive to market risk.

Revenues and Net Income (Loss)
The majority of our revenue is calculated from the market value of our AUM. Accordingly, a decline in the value of the underlying securities will cause our AUM, and thus our revenues, to decrease. In addition, our fixed income and liquidity AUM are subject to the impact of interest rate fluctuations, as rising interest rates may tend to reduce the market value of bonds held in various mutual fund portfolios or separately managed accounts. In the ordinary course of our business, we may also reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. Market conditions, such as the current historical low interest rate environment, may lead us to take such actions. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks, and strong markets tend to increase these fees. Declines in market values of AUM will result in reduced fee revenues and net income. We generally earn higher fees on equity assets than fees charged for fixed income and liquidity assets. Declines in market values of AUM in this asset class will have a greater impact on our revenues. In addition, under revenue sharing arrangements, certain of our affiliates retain different percentages of revenues to cover their costs, including compensation. Our net income (loss), profit margin and compensation as a percentage of operating revenues are impacted based on which affiliates generate our revenues, and a change in AUM at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary.

Trading and Non-Trading Assets
Our trading and non-trading assets are comprised of investment securities, including seed capital in sponsored mutual funds and products, limited partnerships, limited liability companies and certain other investment products.

Trading and other current investments, excluding CIVs, at March 31, 2016 and 2015, subject to risk of security price fluctuations are summarized in the table below (in thousands):

	2016	2015
Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$106,564	$80,529
Trading investments of proprietary fund products and other trading investments	393,400	358,034
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	15,371	16,172
Total current investments, excluding CIVs	$515,335	$454,735

Trading and other current investments of $113.0 million and $89.2 million at March 31, 2016 and 2015, respectively, relate to long-term incentive plans which will have offsetting liabilities at the end of the respective vesting periods, but for which the related liabilities may not completely offset at the end of each reporting period due to vesting provisions. Therefore, fluctuations in the market value of these trading investments will impact our compensation expense, non-operating income (expense) and, dependent on the vesting provisions of the plan, our net income (loss).

Approximately $402.3 million and $365.5 million of trading and other current investments at March 31, 2016 and 2015, respectively, are investments in proprietary fund products and other investments for which fluctuations in market value will impact our non-operating income (expense). Of these amounts, the fluctuations in market value related to approximately $35.8 million and $37.5 million of proprietary fund products as of March 31, 2016 and 2015, respectively, have offsetting compensation expense under revenue share arrangements. The fluctuations in market value related to approximately $141.3 million and $163.0 million in proprietary fund products as of March 31, 2016 and 2015, respectively, are substantially offset by gains (losses) on market hedges and therefore do not materially impact Net Income (Loss) Attributable to Legg Mason, Inc. Investments in proprietary fund products are not liquidated before the related fund establishes a track record, has other investors, or a decision is made to no longer pursue the strategy.

Non-trading assets, excluding CIVs, at March 31, 2016 and 2015, subject to risk of security price fluctuations are summarized in the table below (in thousands):

	2016	2015
Investment securities, excluding CIVs:
Investments in partnerships, LLCs and other	$8,013	$14,511
Equity method investments in partnerships and LLCs	37,292	48,344
Other investments	83	77
Total non-trading assets, excluding CIVs	$45,388	$62,932

Investment securities of CIVs totaled $48.7 million and $48.0 million as of March 31, 2016 and 2015, respectively. As of March 31, 2016 and 2015, we held equity investments in the CIVs of $13.6 million and $15.6 million, respectively. Fluctuations in the market value of investments of CIVs in excess of our equity investment will not impact Net Income (Loss) Attributable to Legg Mason, Inc. However, it may have an impact on other non-operating income (expense) of CIVs with a corresponding offset in Net income (loss) attributable to noncontrolling interests.

Valuation of trading and non-trading investments is described below within Critical Accounting Policies under the heading "Valuation of Financial Instruments." See Notes 1 and 15 of Notes to Consolidated Financial Statements for further discussion of derivatives.

The following is a summary of the effect of a 10% increase or decrease in the market values of our financial instruments subject to market valuation risks at March 31, 2016 (in thousands):

	Carrying Value	Fair Value Assuming a 10% Increase(1)	Fair Value Assuming a 10% Decrease(1)
Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$106,564	$117,220	$95,908
Trading investments of proprietary fund products and other trading investments	393,400	432,740	354,060
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	15,371	16,908	13,834
Total current investments, excluding CIVs	515,335	566,868	463,802
Investments in CIVs	13,641	15,005	12,277
Investments in partnerships, LLCs and other	8,013	8,814	7,212
Equity method investments in partnerships and LLCs	37,292	41,021	33,563
Other investments	83	91	75
Total investments subject to market risk	$574,364	$631,799	$516,929

(1)
Gains and losses related to investments in deferred compensation plans and proprietary fund products are directly offset over the vesting period by a corresponding adjustment to compensation expense and related liability. In addition, investments in proprietary fund products of approximately $141.3 million have been economically hedged to limit market risk. As a result, a 10% increase or decrease in the unrealized market value of our financial instruments subject to market valuation risks would result in a $28.4 million increase or decrease in our pre-tax earnings as of March 31, 2016.

Also, as of March 31, 2016 and 2015, cash and cash equivalents included $1.1 billion and $353.3 million, respectively, of money market funds.

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

Interest Rate Risk
Exposure to interest rate changes on our outstanding debt is substantially mitigated as our $250 million of 3.95% Senior Notes due July 2024, $550 million of 5.625% Senior Notes due July 2044, $450 million of 4.75% Senior Notes due March 2026, and $250 million of 6.375% Junior Subordinated Notes due March 2056 are at fixed interest rates. In June 2014, we entered into an interest rate swap contract, designated as a fair value hedge, to effectively convert our $250 million of 2.7% Senior Notes due July 2019 from fixed rate debt to floating rate debt. In addition, the $40 million of outstanding borrowings under our revolving credit agreement as of March 31, 2016, is also subject to fluctuations in interest rates. As of March 31, 2016, and as a result of the interest rate swap and the outstanding borrowings under our revolving credit agreement, we estimate that a 1% change in interest rates would result in a net annual change to interest expense of $2.9 million. On an economic basis, the interest rate swap contract wholly or partially hedges interest rate exposure on operating cash.

On April 21, 2016, the interest rate swap designated as a fair value hedge was terminated. Therefore, as of this date, the $250 million of 2.7% Senior Notes are at a fixed interest rate. In addition, on April 29, 2016, we entered into a 4.67-year amortizing interest rate swap, designated as a cash flow hedge, that reduces our exposure to interest rate risk on the $500 million of outstanding borrowings under our revolving credit facility.

See Notes 6 and 15 of Notes to Consolidated Financial Statements for additional discussion of debt and derivatives and hedging, respectively.

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

Consolidation
In the normal course of our business, we sponsor and manage various types of investment vehicles. For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make, and any earned but uncollected management fees. Uncollected management fees from managed investment vehicles were not material at March 31, 2016, we have not issued any investment performance guarantees to these investment vehicles or their investors, and we did not sell or transfer assets to any of these investment vehicles. In accordance with financial accounting standards, we consolidate certain sponsored investment vehicles, some of which are designated as CIVs.

Certain investment vehicles we sponsor and are the manager of are considered to be variable interest entities ("VIEs") (further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Sponsored investment vehicles that are considered VREs are consolidated if we have a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). We may also fund the initial cash investment in certain VRE investment vehicles to generate an investment performance track record in order to attract third-party investors in the product. Our initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as we maintain a controlling financial interest in the product, but they are not designated as CIVs unless the investment is longer-term.

A VIE is an entity which does not have adequate equity to finance its activities without additional subordinated financial support; or the equity investors, as a group, do not have the normal characteristics of equity for a potential controlling financial interest.

Investment Company VIEs
For most sponsored investment fund VIEs deemed to be investment companies, including money market funds, we determine we are the primary beneficiary of the VIE if we absorb a majority of the VIE's expected losses, or receive a majority of the VIE's expected residual returns, if any. Our determination of expected residual returns excludes gross fees paid to a decision maker if certain criteria are met. In determining whether we are the primary beneficiary of an investment company VIE, we consider both qualitative and quantitative factors such as the voting rights of the equity holders; economic participation of all parties, including how fees are earned and paid to us; related party (including employees’) ownership; guarantees and implied relationships.

In determining the primary beneficiary, we must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows, and credit and interest rate risks. In determining whether a VIE is significant for disclosure purposes, we consider the same factors used for determination of the primary beneficiary.

Other VIEs
For other sponsored investment funds that do not meet the investment company criteria, such as collateralized debt obligation entities and CLO entities, we determine if we are the primary beneficiary of a VIE if we have both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE. We consider the management fee structure, including the seniority level of our fees, the current and expected economic performance of the entity, as well as other provisions included in the governing documents that might restrict or guarantee an expected loss or residual return.

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

See Notes 1, 3, and 17 of Notes to Consolidated Financial Statements for additional discussion of CIVs and other VIEs.

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

Valuation processes for AUM are dependent on the nature of the assets and any contractual provisions with our clients. Equity securities under management for which market quotations are available are usually valued at the last reported sales price or official closing price on the primary market or exchange on which they trade. Debt securities under management are usually valued at bid, or the mean between the last quoted bid and asked prices, provided by independent pricing services that are based on transactions in debt obligations, quotations from bond dealers, market transactions in comparable securities and various other relationships between securities. Short-term debt obligations are generally valued at amortized cost, which approximates fair value. The vast majority of our AUM is valued based on data from third parties such as independent pricing services, fund accounting agents, custodians and brokers. This varies slightly from time to time based upon the underlying composition of the asset class (equity, fixed income and liquidity) as well as the actual underlying securities in the portfolio within each asset class. Regardless of the valuation process or pricing source, we have established controls reasonably designed to assess the reasonableness of the prices provided. Where market prices are not readily available, or are determined not to reflect fair value, value may be determined in accordance with established valuation procedures based on, among other things, unobservable inputs. Management fees on AUM where fair values are based on unobservable inputs are not material. As of March 31, 2016, equity, fixed income, and liquidity AUM values aggregated $180.5 billion, $376.8 billion and $112.3 billion, respectively.

As the vast majority of our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying the value of our AUM. Economic events and financial market turmoil have increased market price volatility; however, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of March 31, 2016, less than 1% of total AUM is valued based on unobservable inputs. All AUM related to Clarion Partners will be Level 3.

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

For equity investments where we do not control the investee, and where we are not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, we follow the equity method of accounting. The evaluation of whether we exert control or significant influence over the financial and operational policies of an investee requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include investor voting or other rights, any influence we may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between us and other investors in the entity. Our equity method investees that are investment companies record their underlying investments at fair value. Therefore, under the equity method of accounting, our share of the investee's underlying net income or loss predominantly represents fair value adjustments in the investments held by the equity method investee. Our share of the investee's net income or loss is based on the most current information available and is recorded as a net gain (loss) on investments within non-operating income (expense).

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

For investments in illiquid or privately-held securities for which market prices or quotations are not readily available, the determination of fair value requires us to estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of March 31, 2016 and 2015, excluding investments in CIVs, we owned approximately $0.2 million and $0.3 million, respectively, of financial investments that were valued on our assumptions or estimates and unobservable inputs.

At March 31, 2016 and 2015, we also had approximately $45.3 million and $62.9 million, respectively, of other investments, such as investment partnerships, that are included in Other noncurrent assets on the Consolidated Balance Sheets, of which approximately $37.3 million and $48.3 million, respectively, are accounted for under the equity method. The remainder is accounted for under the cost method, which considers if factors indicate there may be an impairment in the value of these investments. In addition, as of March 31, 2016 and 2015, we had $15.4 million and $16.2 million, respectively, of equity method investments that are included in Investment securities on the Consolidated Balance Sheets.

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

Level 2 — Financial instruments for which prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For us, this category may include fixed income securities, certain proprietary fund products, and certain long-term debt.

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

Proprietary fund products and certain investments held by CIVs are valued at net asset value ("NAV") determined by the fund administrator. These funds are typically invested in exchange traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2, or Level 3 based on whether the fund is exchange traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity and investment partnerships) for which market prices or quotations may not be readily available, including certain investments held by CIVs, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified in Level 3.

Futures contracts are valued at the last settlement price at the end of each day on the exchange upon which they are traded and are classified as Level 1.

As a practical expedient, we rely on the NAVs of certain investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

As of March 31, 2016, approximately 1% of total assets (3% of financial assets measured at fair value) and 3% of total liabilities (82% of financial liabilities measured at fair value) meet the definition of Level 3. Excluding the assets and liabilities of CIVs, approximately 1% of total assets (3% of financial assets measured at fair value) and 3% of liabilities (82% of financial liabilities measured at fair value) meet the definition of Level 3.

Any transfers between categories are measured at the beginning of the period.

See Note 3 and 17 of Notes to Consolidated Financial Statements for additional information.

Intangible Assets and Goodwill
Balances as of March 31, 2016, are as follows (in thousands):

Amortizable intangible asset management contracts	$88,344
Indefinite-life intangible assets	3,000,954
Trade names	57,187
Goodwill	1,479,516
$4,626,001

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

We completed our annual impairment tests of goodwill and indefinite-life intangible assets as of December 31, 2015. As a result of these impairment tests, our Permal funds-of-hedge funds contracts and trade name indefinite-life intangible assets were determined to be partially impaired, resulting in aggregate pre-tax operating charges of $371 million. Neither goodwill nor any other intangible assets were deemed to be impaired. Further, no impairments in the value of amortizable intangible assets were recognized during the year ended March 31, 2016, as our estimates of the related future cash flows exceeded the asset carrying values. We also determined that no triggering events had occurred as of March 31, 2016, therefore, no additional indefinite-life intangible asset and goodwill impairment testing was necessary. As a result of uncertainty regarding future market conditions, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment. Details of our intangible assets and goodwill and the related impairment tests follow.

Our acquisition of RARE Infrastructure resulted in the addition of an indefinite-life mutual fund contracts asset, an amortizable separate accounts asset, a trade name asset and goodwill of $123 million, $68 million, $5 million, and $162 million (170 million Australian dollars, 94 million Australian dollars, 7 million Australian dollars, and 225 million Australian dollars), respectively, using the foreign exchange rate as of October 21, 2015. Because the fair values of the RARE Infrastructure indefinite-life mutual fund contracts asset and amortizable separate accounts asset were established as of the October 21, 2015 acquisition date, our December 31, 2015, impairment consideration was limited to a review of AUM trends and other critical valuation inputs, which noted no significant changes.

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

As of March 31, 2016, the estimated remaining useful lives of amortizable intangible assets range from three to 12 years with a weighted-average life of approximately 10.9 years.

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

Contracts that are managed and operated as a single unit, such as contracts within the same family of funds, are reviewed in aggregate and are considered interchangeable because investors can transfer between funds with limited restrictions. Similarly, cash flows generated by new funds added to the fund group are included when determining the fair value of the intangible asset. The Fauchier acquisition completed by Permal in March 2013 included a funds-of-hedge fund business, which was merged with the existing Permal fund business through common management, shared resources (including infrastructure, employees and processes) and co-branding initiatives. Accordingly, the related carrying values and cash flows of these funds have been aggregated for impairment testing.

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

The Permal funds-of-hedge funds contracts of $698 million accounted for approximately 20% of our indefinite-life intangible assets, prior to the previously discussed impairment charge, and are supported by the combined funds-of-hedge funds business. These funds have continued to experience periods of moderate inflows or outflows over recent years and certain increased risks, as follows. The past several years have seen declines in the traditional high net worth client funds-of-hedge funds business, Permal's historical focus, which Permal has offset to some extent with inflows in their institutional business. Further, funds-of-hedge fund managers are subject to certain market influences, as evidenced in Permal's growth in institutional funds and separate accounts, adding additional uncertainty to our estimates. Due in part to these factors, actual results for the 12 months ended December 31, 2015, generally compared unfavorably to growth assumptions for the Permal funds-of-hedge funds contracts used in the asset impairment testing at December 31, 2014. Additionally, the historical Fauchier portion of Permal's business is now subject to risk associated with the loss of certain key staff. As a result, in our December 2015 testing, the growth assumptions for these contracts were reduced in the first five years, which, together with the impact of decreased margins in the first two years, led to decreased projected cash flows from the business. Also, the projected cash flows from the Permal funds-of-hedge funds contracts were discounted at 16.5%, compared to 14.5% used in the prior year's impairment testing, reflecting the factors noted above.

Based upon our projected discounted cash flow analyses, the carrying value of the Permal funds-of-hedge funds contracts asset exceeded its fair value of $335 million, resulting in an impairment charge of $364 million for the excess. Cash flows on the Permal funds-of-hedge funds contracts are assumed to have an average annual growth rate of approximately 7% (5% market and 2% organic/other). However, given current experience, projected near-year cash flows reflect moderate AUM outflows in years one and two, no net AUM flows in year three, and trend to modest AUM inflows in year four. Investment performance, including its expected impact on future asset flows, is a significant factor in our growth projections for the Permal funds-of-hedge funds contracts. Our market performance projections are supported by the fact that the two largest funds that comprise approximately half of the contracts asset AUM, have 10-year average returns approximating 5%. Our market projections are further supported by industry statistics.

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

Goodwill
Goodwill is evaluated at the reporting unit level and is considered for impairment when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted projected cash flows and EBITDA multiples, similar to techniques employed in analyzing the purchase price of an acquisition. We continue to manage our business as one Global Asset Management operating segment. Internal management reporting of discrete financial information regularly received by the chief operating decision maker, our Chief Executive Officer, is at the consolidated Global Asset Management business level. As a result, goodwill is recorded and evaluated at one Global Asset Management reporting unit level. Our Global Asset Management reporting unit consists of the operating businesses of our asset management affiliates and our centralized global distribution operations. In our impairment testing process, all consolidated assets (except for certain tax benefits) and liabilities are allocated to our single Global Asset Management reporting unit. Similarly, the projected operating results of the reporting unit include our holding company corporate costs and overhead, including costs associated with executive management, finance, human resources, legal and compliance, internal audit and other central corporate functions.

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

Discount rates are based on appropriately weighted estimated costs of equity using a market participant perspective, also consistent with the methodology discussed above for indefinite-life intangible assets.

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

Based on our analysis and consideration, we believe the implied control premium determined by our reporting unit value estimation at December 31, 2015, which is at the lower end of the observed range, is reasonable.

Contingent Consideration Liabilities
In connection with business acquisitions, we may be required to pay additional future consideration based on the achievement of certain designated financial metrics. We estimate the fair value of these potential future obligations at the time a business combination is consummated and record a Contingent consideration liability in the Consolidated Balance Sheet. The fair values of contingent consideration liabilities are revised as of each quarterly reporting date. As of March 31, 2016, the fair values of our contingent consideration liabilities aggregate $84.6 million, relating to our acquisitions of RARE Infrastructure, Martin Currie, QS Investors, and PK Investments. There was no contingent consideration liability associated with the Fauchier acquisition as of March 31, 2016.
We estimate the fair value of contingent consideration liabilities using probability-weighted modeling specific to each business acquisition and its arrangement for contingent consideration. Estimated payments are discounted to their present value at the measurement date.
The Martin Currie purchase agreement requires us to pay additional consideration based on the achievement of certain financial metrics, as specified in the share purchase agreement, at certain future dates over the three and one-half year earn-out term. Our modeling of the Martin Currie contingent payment arrangement includes Monte Carlo simulation of projected AUM, performance fees and product performance to determine the related estimated payment amounts. If the expected payment amounts subsequently change, the contingent consideration liabilities are (reduced) or increased in the current period, resulting in a (gain) or loss, which is reflected within Other operating expense in the Consolidated Statements of Income (Loss). Significant increases (decreases) in projected AUM or performance fee levels for Martin Currie would result in significantly higher (lower) contingent consideration liability fair value and the resulting changes could be material to our operating results. The RARE Infrastructure, Fauchier, and QS Investors purchase agreements require us to pay additional consideration based on whether certain future revenue thresholds are achieved. Likewise, significant increases (decreases)

in projected revenue levels for RARE Infrastructure, Fauchier, and QS Investors would result in significantly higher (lower) contingent consideration liability fair value and the resulting changes could be material to our operating results.

Stock-Based Compensation
Our stock-based compensation plans include stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Under our stock compensation plans, we issue equity awards to directors, officers, and key employees.

In accordance with the applicable accounting guidance, compensation expense for the years ended March 31, 2016, 2015, and 2014, includes compensation cost for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods on the straight-line method. Also, under the accounting guidance, cash flows related to income tax deductions in excess of or less than the stock-based compensation expense are classified as financing cash flows.

We granted 0.9 million, 0.9 million, and 1.2 million stock options in fiscal 2016, 2015, and 2014, respectively. During fiscal 2016, we implemented an affiliate management equity plan with Royce which resulted in the issuance of minority equity interests in the affiliate to its management team. These interests allow the holders to receive quarterly distributions of the affiliate's net revenues in amounts equal to the percentage of ownership represented by the equity they hold. During fiscal 2014, we also implemented management equity plans for Permal and ClearBridge and granted units to certain of their employees that entitle them to participate in 15% of the future growth of the respective affiliate's enterprise value (subject to appropriate discounts). For additional information on share-based compensation, see Notes 1 and 11 of Notes to Consolidated Financial Statements.

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

We also determine the fair value of option-like affiliate management equity plan grants using the Black-Scholes option-pricing model, subject to any post-vesting illiquidity discounts. Inputs to the Black-Scholes model are generally determined in a fashion similar to the fair value of grants of options in our own stock, described above. However, because our affiliates are private companies without quoted stock prices, we utilize discounted cash flow analyses and market-based valuations, similar to those discussed above under the heading “Intangible Assets and Goodwill”, to determine the respective business enterprise values, subject to appropriate discounts for lack of control and marketability.

Noncontrolling Interests
Noncontrolling interests include affiliate minority interests, third-party investor equity in consolidated sponsored investment vehicles, and vested management equity plan interests. Noncontrolling interests where the holder may be able to request settlement are classified as redeemable, and are reported at their estimated settlement values. When settlement is not expected to occur until a future date, changes in the expected settlement value are recognized over the settlement period. Nonredeemable noncontrolling interests do not permit the holder to request settlement, and are reported at their issuance value, together with undistributed net income allocated to noncontrolling interests.

We estimate the settlement value of noncontrolling interests as their fair value. For consolidated sponsored investment vehicles, where the investor may request withdrawal at any time, fair value is based on market quotes of the underlying securities held by the investment vehicles. For affiliate minority interests and management equity plan interests, fair value reflects the related total business enterprise value, after appropriate discounts for lack of marketability and control. There may also be features of these equity interests, such as dividend subordination, that are contemplated in their valuations. The fair value of option-like management equity plan interests also relies on Black-Scholes option pricing model calculations, as noted above.

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

As a result of the prospective application of new accounting guidance, we have offset all deferred tax assets, liabilities, and any related valuation allowances, and present them as a single non-current amount as of March 31, 2016. We have not retrospectively adjusted prior periods.

Substantially all of our deferred tax assets relate to U.S. federal and state, and U.K. taxing jurisdictions. As of March 31, 2016, U.S. federal deferred tax assets aggregated $711.5 million, realization of which is expected to require $3.2 billion of future U.S. earnings, of which $740 million must be foreign sourced earnings. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated and those resulting from foreign tax credits generally expire 10 years after they are generated. Based on estimates of future taxable income, using assumptions consistent with those used in our goodwill impairment testing, it is more likely than not that substantially all of the current federal tax benefits relating to net operating losses are realizable. With respect to those resulting from foreign tax credit carryforwards, it is more likely than not that tax benefits relating to the utilization of approximately $23.5 million of foreign taxes as credits will not be realized and a valuation allowance has been established. Further, our estimates and assumptions do not contemplate certain possible future changes in the ownership of Legg Mason stock, which, under the U.S. Internal Revenue Code, could limit our utilization of net operating loss and foreign tax credit benefits.

As of March 31, 2016, federal valuation allowances aggregated $21.0 million. The decrease in federal valuation allowances from the prior year relates to $12.7 million of expiring foreign tax credits. The release was offset in part by $6.9 million, of which $2.5 million relates to foreign tax credits, $3.4 million relates to charitable contributions, and $1.0 million relates to Martin Currie's operating losses.

While tax planning may enhance our tax positions, the realization of tax benefits on deferred tax assets for which valuation allowances have not been provided is not dependent on implementation of any significant tax strategies.

As of March 31, 2016, U.S. state deferred tax assets aggregated $175.7 million. Due to limitations on the utilization of net operating loss carryforwards and taking into consideration state tax planning strategies, the related valuation allowance was $26.8 million, substantially all of which relates to prior years for state net operating loss benefits generated in certain jurisdictions in cases where it is more likely that these benefits will not ultimately be realized. Due to the uncertainty of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary.

For foreign jurisdictions, a decrease in valuation allowances of $11.4 million in fiscal 2016 primarily relates to the change in statutory rates, tax planning to utilize attributes previously considered realizable, and adjustments to intercompany pricing models.

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

Management assessed the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of March 31, 2016, Legg Mason's internal control over financial reporting is effective based on the criteria established in the COSO framework.

The effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2016.

Joseph A. Sullivan
Chairman and Chief Executive Officer

Peter H. Nachtwey
Senior Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Legg Mason, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Legg Mason, Inc. and its subsidiaries (“the Company”) at March 31, 2016 and March 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Baltimore, Maryland
May 23, 2016

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2016	March 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$1,329,126	$669,552
Cash and cash equivalents of consolidated investment vehicles	297	2,808
Restricted cash	19,580	32,114
Receivables:
Investment advisory and related fees	334,922	368,399
Other	74,694	118,850
Investment securities	515,335	454,735
Investment securities of consolidated investment vehicles	48,715	48,000
Deferred income taxes	—	169,706
Other	55,405	51,002
Other assets of consolidated investment vehicles	7,054	6,121
Total Current Assets	2,385,128	1,921,287
Fixed assets, net	163,305	179,606
Intangible assets, net	3,146,485	3,313,334
Goodwill	1,479,516	1,339,510
Deferred income taxes	206,797	161,978
Other	139,215	149,119
TOTAL ASSETS	$7,520,446	$7,064,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$430,736	$400,245
Accounts payable and accrued expenses	201,572	208,210
Short-term borrowings	40,000	—
Contingent consideration	26,396	22,276
Other	138,301	177,879
Other current liabilities of consolidated investment vehicles	4,548	6,436
Total Current Liabilities	841,553	815,046
Deferred compensation	65,897	51,706
Deferred income taxes	260,386	362,209
Contingent consideration	58,189	88,508
Other	141,886	167,998
Long-term debt	1,740,985	1,048,946
TOTAL LIABILITIES	3,108,896	2,534,413

Commitments and Contingencies (Note 8)

REDEEMABLE NONCONTROLLING INTERESTS	175,785	45,520

STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 107,011,664 shares in March 2016 and 111,469,142 shares in March 2015	10,701	11,147
Additional paid-in capital	2,693,113	2,844,441
Employee stock trust	(26,263)	(29,570)
Deferred compensation employee stock trust	26,263	29,570
Retained earnings	1,576,242	1,690,055
Accumulated other comprehensive loss, net	(66,493)	(60,742)
Total stockholders' equity attributable to Legg Mason, Inc.	4,213,563	4,484,901
Nonredeemable noncontrolling interest	22,202	—
TOTAL STOCKHOLDERS' EQUITY	4,235,765	4,484,901
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,520,446	$7,064,834
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2016	2015	2014
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$826,080	$824,211	$777,420
Funds	1,409,059	1,544,494	1,501,278
Performance fees	41,982	83,519	107,087
Distribution and service fees	381,486	361,188	347,598
Other	2,237	5,694	8,374
Total Operating Revenues	2,660,844	2,819,106	2,741,757
OPERATING EXPENSES
Compensation and benefits	1,172,645	1,208,214	1,208,226
Transition-related compensation	32,172	24,556	2,161
Total Compensation and Benefits	1,204,817	1,232,770	1,210,387
Distribution and servicing	545,710	594,788	619,070
Communications and technology	197,857	182,438	157,872
Occupancy	122,610	109,708	115,234
Amortization of intangible assets	4,979	2,625	12,314
Impairment charges	371,000	—	—
Other, net, including $(33,375) and $5,000 of contingent consideration fair value (reduction) increase in fiscal 2016 and 2014, respectively	163,040	198,558	195,987
Total Operating Expenses	2,610,013	2,320,887	2,310,864
OPERATING INCOME	50,831	498,219	430,893
OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	5,634	7,440	6,367
Interest expense	(48,463)	(58,274)	(52,911)
Other income (expense), net, including $107,074 debt extinguishment loss in fiscal 2015	(25,977)	(85,280)	32,818
Other non-operating income (expense) of consolidated investment vehicles, net	(7,243)	5,888	2,474
Total Other Non-Operating Income (Expense)	(76,049)	(130,226)	(11,252)
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(25,218)	367,993	419,641
Income tax provision	7,692	125,284	137,805
NET INCOME (LOSS)	(32,910)	242,709	281,836
Less: Net income (loss) attributable to noncontrolling interests	(7,878)	5,629	(2,948)
NET INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$(25,032)	$237,080	$284,784

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$(0.25)	$2.06	$2.34
Diluted	$(0.25)	$2.04	$2.33
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Years Ended March 31,
	2016	2015	2014
NET INCOME (LOSS)	$(32,910)	$242,709	$281,836
Other comprehensive loss:
Foreign currency translation adjustment	(8,525)	(88,982)	(9,424)
Unrealized losses on investment securities:
Unrealized holding losses, net of tax benefit of $3 and $123, respectively	—	(5)	(184)
Reclassification adjustment for losses included in net income	—	5	18
Net unrealized losses on investment securities	—	—	(166)
Net actuarial gains (losses) on defined benefit pension plan	2,774	(9,595)	—
Unrealized gains on reverse treasury rate lock, net of tax provision of $233	—	405	—
Reclassification for realized gain on termination of reverse treasury rate lock, net of tax provision of $233	—	(405)	—
Reclassification of assets held for sale	—	(114)	—
Total other comprehensive loss	(5,751)	(98,691)	(9,590)
COMPREHENSIVE INCOME (LOSS)	(38,661)	144,018	272,246
Less: Comprehensive income (loss) attributable to noncontrolling interests	(11,738)	5,629	(2,948)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$(26,923)	$138,389	$275,194
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Years Ended March 31,
	2016	2015	2014
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$11,147	$11,717	$12,534
Stock options exercised	33	71	78
Deferred compensation employee stock trust	2	5	5
Stock-based compensation	14	94	123
Employee tax withholdings by settlement of net share transactions	(41)	(47)	(55)
Shares repurchased and retired	(454)	(693)	(968)
Ending balance	10,701	11,147	11,717
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,844,441	3,148,396	3,449,190
Stock options exercised	9,482	21,994	23,741
Deferred compensation employee stock trust	505	2,218	1,779
Stock-based compensation	65,373	54,935	53,939
Additional tax benefit on Equity Unit exchange in fiscal 2010	9,173	—	—
Employee tax withholdings by settlement of net share transactions	(21,596)	(22,067)	(19,409)
Shares repurchased and retired	(209,178)	(355,829)	(359,028)
Redeemable noncontrolling interest reclassification for affiliate management equity plans	(5,087)	(5,206)	(1,816)
Ending balance	2,693,113	2,844,441	3,148,396
EMPLOYEE STOCK TRUST
Beginning balance	(29,570)	(29,922)	(32,623)
Shares issued to plans	(507)	(2,223)	(1,784)
Distributions and forfeitures	3,814	2,575	4,485
Ending balance	(26,263)	(29,570)	(29,922)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	29,570	29,922	32,623
Shares issued to plans	507	2,223	1,784
Distributions and forfeitures	(3,814)	(2,575)	(4,485)
Ending balance	26,263	29,570	29,922
RETAINED EARNINGS
Beginning balance	1,690,055	1,526,662	1,304,259
Net Income (Loss) Attributable to Legg Mason, Inc.	(25,032)	237,080	284,784
Dividends declared	(87,818)	(73,687)	(62,381)
Reclassification for net increase in estimated redemption value of affiliate management equity plans	(963)	—	—
Ending balance	1,576,242	1,690,055	1,526,662
APPROPRIATED RETAINED EARNINGS FOR CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	—	—	4,829
Net income reclassified to appropriated retained earnings	—	—	(4,829)
Ending balance	—	—	—
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(60,742)	37,949	47,539
Net unrealized losses on investment securities	—	—	(166)
Net actuarial gains (losses) on defined benefit pension plan	2,774	(9,595)	—
Reclassification to assets held for sale	—	(114)	—
Foreign currency translation adjustment	(8,525)	(88,982)	(9,424)
Ending balance	(66,493)	(60,742)	37,949
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	4,213,563	4,484,901	$4,724,724
Nonredeemable noncontrolling interest	22,202	—	—
TOTAL STOCKHOLDERS’ EQUITY	$4,235,765	$4,484,901	$4,724,724
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended March 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(32,910)	$242,709	$281,836
5.5% Senior Notes Due 2019:
Loss on extinguishments	—	107,074	—
Allocation of redemption payments	—	(98,418)	—
Adjustments to reconcile Net Income to net cash provided by operations:
Impairment of intangible assets	371,000	—	—
Depreciation and amortization	60,297	55,086	62,845
Accretion and amortization of securities discounts and premiums, net	3,140	4,275	3,037
Stock-based compensation	92,927	66,245	66,488
Net losses (gains) on investments	26,056	(13,912)	(26,805)
Net losses (gains) of consolidated investment vehicles	2,496	(1,308)	(643)
Deferred income taxes	(7,727)	100,387	118,430
Contingent consideration fair value adjustments	(33,375)	—	5,000
Other	2,631	(12,939)	3,276
Decrease (increase) in assets:
Investment advisory and related fees receivable	34,308	(28,668)	(2,061)
Net sales (purchases) of trading and other investments	(82,423)	47,357	(44,293)
Other receivables	(9,545)	19,547	14,105
Other assets	4,947	(9,936)	(24,042)
Other assets of consolidated investment vehicles	(1,631)	114,934	(62,916)
Increase (decrease) in liabilities:
Accrued compensation	30,998	(17,727)	76,968
Deferred compensation	14,316	10,314	(7,191)
Accounts payable and accrued expenses	(7,593)	(14,763)	319
Other liabilities	(11,573)	1,182	(23,310)
Other liabilities of consolidated investment vehicles	(1,888)	(3,321)	(3,719)
CASH PROVIDED BY OPERATING ACTIVITIES	$454,451	$568,118	$437,324

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

	Years Ended March 31,
	2016	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(40,330)	$(45,773)	$(40,452)
Business investments and acquisitions, net of cash acquired of $9,667 and $29,830 in fiscal 2016 and 2015, respectively	(234,053)	(183,747)	—
Proceeds from sale of businesses and assets	—	47,001	1,351
Change in restricted cash	21,065	(25,571)	(5,801)
Purchases of investment securities	—	(2,641)	(4,335)
Proceeds from sales and maturities of investments	8,749	2,688	4,306
Purchases of investments by consolidated investment vehicles	—	—	(17,328)
Proceeds from sales and maturities of investments by consolidated investment vehicles	—	—	199,886
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(244,569)	(208,043)	137,627
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term borrowings	40,000	—	—
Repayments of debt	—	(645,780)	(500,439)
Payment of contingent consideration	(22,765)	—	—
Repayment of long-term debt of consolidated investment vehicles	—	(79,179)	(133,047)
Proceeds from issuance of long-term debt	699,793	658,769	393,740
Debt issuance costs	(13,539)	(5,250)	(3,940)
Issuances of common stock for stock-based compensation	10,022	24,288	25,603
Employee tax withholdings by settlement of net share transactions	(21,637)	(22,114)	(19,464)
Repurchases of common stock	(209,632)	(356,522)	(359,996)
Dividends paid	(84,093)	(70,815)	(61,966)
Dividends paid to noncontrolling interest holders	(1,016)	—	—
Net (redemptions/distributions paid to) subscriptions received and other noncontrolling interests	68,639	(10,459)	20,438
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	465,772	(507,062)	(639,071)
EFFECT OF EXCHANGE RATES ON CASH	(16,080)	(41,483)	(10,894)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	659,574	(188,470)	(75,014)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	669,552	858,022	933,036
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,329,126	$669,552	$858,022
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Income taxes, net of refunds of $(4,689), $(865), and $(13,835), respectively	$23,743	$19,578	$10,140
Interest	49,393	59,039	44,295
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

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation, including the classification in our Consolidated Balance Sheets of deferred debt issuance costs, as more fully described below.

All references to fiscal 2016, 2015 or 2014, refer to Legg Mason's fiscal year ended March 31 of that year.

Use of Estimates
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the applicable rules and regulations of the Securities and Exchange Commission, which require management to make assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes, including revenue recognition, valuation of financial instruments, intangible assets and goodwill, stock-based compensation, income taxes, and consolidation. Management believes that the estimates used are reasonable, although actual amounts could differ from the estimates and the differences could have a material impact on the consolidated financial statements.

Consolidation
In the normal course of its business, Legg Mason sponsors and manages various types of investment vehicles. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make, and any earned but uncollected management fees. Legg Mason did not sell or transfer assets to any of these investment vehicles. In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment vehicles, some of which are designated and reported as consolidated investment vehicles (“CIVs”). The consolidation of sponsored investment vehicles, including those designated as CIVs, has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results. The change in the value of all consolidated sponsored investment vehicles, is recorded in Other Non-Operating Income (Expense) and reflected in Net income (loss) attributable to noncontrolling interests.

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

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated as a CIV) as of March 31, 2016, 2015, and 2014, despite significant third-party investments in this product. As of March 31, 2016, 2015, and 2014, Legg Mason also concluded it was the primary beneficiary of 14, 17, and 17 employee-owned funds it sponsors, respectively, which were consolidated and designated as CIVs.

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

As of March 31, 2016 and 2015, Legg Mason had a variable interest in four collateralized loan obligations ("CLOs"). Legg Mason concluded it was not the primary beneficiary of these CLOs, which were not consolidated, as it holds no equity interest in these investment vehicles and the level of fees they are expected to pay to Legg Mason is insignificant. As of March 31, 2014, Legg Mason had a variable interest in two of these CLOs, which also were not consolidated during that period.

As of March 31, 2014, Legg Mason concluded that it was the primary beneficiary of another CLO in which it held a variable interest. Although it held no equity interest in this investment vehicle, it had both the power to control the CLO and had a significant variable interest because of the level of its expected subordinated fees. As of March 31, 2014, the balances related to this CLO were consolidated and reported as a CIV in the Company's consolidated financial statements. During the three months ended June 30, 2014, this CLO was substantially liquidated and therefore was not consolidated by Legg Mason as of, or subsequent to, June 30, 2014.

Legg Mason's investment in CIVs as of March 31, 2016 and 2015 was $13,641 and $15,553, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees, which were not material. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

See Notes 3 and 17 for additional information regarding VIEs and VREs.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of 90 days or less.

Restricted Cash
Restricted cash represents cash collateral required for market hedge arrangements, long-term escrow deposits, and other cash that is not available to Legg Mason for general corporate use.

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
For equity investments in which Legg Mason does not control the investee and is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, Legg Mason follows the equity method of accounting. The evaluation of whether Legg Mason can exert control or significant influence over the financial and operational policies of an investee requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include investor voting or other rights, any influence Legg Mason may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between Legg Mason and other investors in the entity. Legg Mason's equity method investees that are investment companies record their underlying investments at fair value. Therefore, under the equity method of accounting, Legg Mason's share of the investee's underlying net income or loss predominantly represents fair value adjustments in the investments held by the equity method investee. Legg Mason's share of the investee's net income or loss is based on the most current information available and is recorded as a net gain (loss) on investments within Non-Operating Income (Expense). A significant portion of earnings (losses) attributable to Legg Mason's equity method investments has offsetting compensation expense adjustments under revenue sharing arrangements and deferred compensation arrangements, therefore, fluctuations in the market value of these investments will not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

Legg Mason also holds debt and marketable equity investments which are classified as trading. Certain investment securities, including those held by CIVs, are also classified as trading securities. These investments are recorded at fair value and unrealized gains and losses are included in current period earnings. Realized gains and losses for all investments are included in current period earnings.

Equity and fixed income securities classified as trading are valued using closing market prices for listed instruments or broker price quotations, when available. Fixed income securities may also be valued using valuation models and estimates based on spreads to actively traded benchmark debt instruments with readily available market prices.

Legg Mason evaluates its non-trading investment securities for "other-than-temporary" impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an "other-than-temporary" impairment is determined to exist, the amount of impairment that relates to credit losses is recognized as a charge to income. As of March 31, 2016, 2015 and 2014, the amount of temporary unrealized losses for investment securities not recognized in income was not material.

For investments in illiquid or privately-held securities for which market prices or quotations may not be readily available, management estimates the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry.

In addition to the financial instruments described above and the derivative instruments described below, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents and Short-term borrowings. The fair value of Long-term debt at March 31, 2016 and 2015, aggregated $1,773,852 and $1,166,697, respectively. Except for long-term debt designated for a hedging transaction, these fair values were estimated using publicly quoted market prices and were classified as Level 2 in the fair value hierarchy, as described below. Additionally, the 2.7% Senior Notes due 2019 designated for a hedging transaction are valued as the sum of the amortized cost of the debt and the fair value of the related interest rate contract designated for a hedging transaction which approximates the debt fair value, and was classified as a Level 2 measurement, as discussed below.

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

With the exception of an interest rate swap and a reverse treasury rate lock contract, as further discussed in Note 6, Legg Mason has not designated any financial instruments for hedge accounting, as defined in the accounting literature, during the periods presented. The gains or losses on derivative instruments not designated for hedge accounting are included as Other operating income (expense) or Other Non-Operating Income (Expense) in the Consolidated Statements of Income (Loss), depending on the strategy. Gains and losses on derivative instruments of CIVs are recorded as Other non-operating income (loss) of consolidated investment vehicles, net, in the Consolidated Statements of Income (Loss), if applicable. See Note 15 for additional information regarding derivatives and hedging.

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

Level 2 — Financial instruments for which: prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For Legg Mason, this category may include fixed income securities, certain proprietary fund products and certain long-term debt.

Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes investments in partnerships, limited liability companies, and private equity funds. This category may also include certain proprietary fund products with redemption restrictions and contingent consideration liabilities.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy in which a fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Certain proprietary fund products and investments held by CIVs are valued at net asset value ("NAV") determined by the applicable fund administrator. These funds are typically invested in exchange traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2 or Level 3 based on whether the fund is exchange traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity and investment partnerships) for which market prices or quotations may not be readily available, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified as Level 3.

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

Appropriated Retained Earnings
Prior to June 30, 2014, Legg Mason elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the then consolidated CLO. Upon the election of the fair value option for eligible assets and liabilities of the CLO, Legg Mason recorded a cumulative effect adjustment to Appropriated retained earnings for consolidated investment vehicle on the Consolidated Balance Sheets equal to the difference between the fair values of the CLO's assets and liabilities. This difference was recorded as "Appropriated retained earnings for consolidated investment vehicle" because the investors in the CLO, not Legg Mason shareholders, would ultimately realize any benefits or losses associated with the CLO. Changes in the fair values of the CLO assets and liabilities were recorded as Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income (Loss) and Appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheet. The CLO substantially liquidated and was deconsolidated as of June 30, 2014. At March 31, 2014, the CLO was in the final stage of liquidation, and the fair value of its assets and liabilities were substantially equal, and there were no Appropriated retained earnings.

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

Debt
For the year ended March 31, 2016, Legg Mason elected to early adopt updated accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated long-term debt liability, consistent with the presentation of a debt discount. This updated guidance was adopted on a retrospective basis and, as a result, Legg Mason reclassified unamortized debt issuance costs of $8,395 from Other non-current assets and $748 from Other current assets to Long-term debt within the Consolidated Balance Sheet for the year ended March 31, 2015.

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

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the years ended March 31, 2016,

2015 and 2014, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $6,713 and $10,422 at March 31, 2016 and 2015, respectively.

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

For the year ended March 31, 2016, Legg Mason elected to early adopt new accounting guidance relating to the balance sheet classification of deferred taxes. The updated guidance requires that all deferred tax assets, liabilities, and any related valuation allowances be classified prospectively as noncurrent in a classified balance sheet.

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

In accordance with the applicable accounting guidance, compensation expense includes costs for all non-vested share-based awards classified as equity at their grant date fair value amortized over the respective vesting periods on the straight-line method. The grant-date fair value of equity-classified share-based awards with immediate vesting is also included in Compensation and benefits expense. Legg Mason determines the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based performance grants, which are valued with a Monte Carlo option-pricing model. Legg Mason also determines the fair value of option-like affiliate management equity plan grants using the Black-Scholes option-pricing model, subject to any post-vesting illiquidity discounts. See Note 11 for additional information regarding stock-based compensation.

Earnings Per Share
Basic earnings per share attributable to Legg Mason, Inc. shareholders ("EPS") is calculated by dividing Net Income (Loss) Attributable to Legg Mason, Inc. (adjusted by earnings allocated to participating securities) by the weighted-average number of shares outstanding. Legg Mason has issued to employees restricted stock that are deemed to be participating securities prior to vesting, because the unvested restricted shares entitle their holder to nonforfeitable dividend rights. In this circumstance, accounting guidance requires a “two-class method” for EPS calculations that excludes earnings (potentially both distributed and undistributed) allocated to participating securities.

Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive. For periods with a net loss, potential common shares other than potentially unvested restricted shares, are considered antidilutive.
See Note 12 for additional discussion of EPS.

Restructuring Costs
As further discussed in Note 2, Legg Mason is restructuring The Permal Group, Ltd. ("Permal") for the combination with EnTrust Capital ("EnTrust"). The costs associated with this restructuring primarily relate to employee termination benefits, including severance and retention incentives, which are recorded as Transition-related compensation in the Consolidated Statement of Income (Loss), and charges for consolidating leased office space, which are recorded as Occupancy in the Consolidated Statement of Income (Loss).

Also, as further discussed in Note 2, in May 2014, Legg Mason acquired QS Investors Holdings, LLC ("QS Investors") and integrated its two existing affiliates, Batterymarch Financial Management, Inc. ("Batterymarch") and Legg Mason Global Asset Allocation, LLC ("LMGAA") into QS Investors to leverage the best aspects of each subsidiary. The costs related to this integration primarily related to employee termination benefits, including severance and retention incentives, which were recorded as Transition-related compensation in the Consolidated Statements of Income (Loss).

Noncontrolling Interests
Noncontrolling interests include affiliate minority interests, third-party investor equity in consolidated sponsored investment vehicles, and vested affiliate management equity plan interests. For CIVs and other consolidated sponsored investment vehicles with third-party investors, the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. Also included in redeemable noncontrolling interests are vested affiliate management equity plan interests for which the holder may, at some point, request settlement of their interests. Redeemable noncontrolling interests are reported in the Consolidated Balance Sheets at their estimated settlement values. When settlement is not expected to occur until a future date, changes in the expected settlement value are recognized over the settlement period as an adjustment from retained earnings. Nonredeemable noncontrolling interests include vested affiliate management equity plan interests that do not permit the holder to request settlement of their interests. Nonredeemable noncontrolling interests are reported in the Consolidated Balance Sheets at their issuance value, together with undistributed net income allocated to noncontrolling interests.

Legg Mason estimates the settlement value of noncontrolling interests as their fair value. For consolidated sponsored investment vehicles, where the investor may request withdrawal at any time, fair value is based on market quotes of the underlying securities held by the investment vehicles. For affiliate minority interests and management equity plan interests, fair value reflects the related total business enterprise value, after appropriate discounts for lack of marketability and control. There may also be features of these equity interests, such as dividend subordination, that are contemplated in their valuations. The fair value of option-like management equity plan interests also relies on Black-Scholes option pricing model calculations, as noted above.

Net income (loss) attributable to noncontrolling interests in the Consolidated Statements Of Income (Loss) includes that share of income (loss) of the respective subsidiary allocated to the minority interest holders. Net income (loss) attributable to noncontrolling interests in the Consolidated Statement of Income (Loss) for the year ended March 31, 2014, also includes Net loss reclassified to Appropriated retained earnings for consolidated investment vehicle.

See Note 14 for additional information regarding noncontrolling interests.

Related Parties
For its services to sponsored investment funds, Legg Mason earns management fees, incentive fees, distribution and service fees, and other revenue and incurs distribution and servicing and other expenses, as disclosed in the Consolidated Statements of Income. Sponsored investment funds are deemed to be affiliated entities under the related party definition in relevant accounting guidance.

Recent Accounting Developments
In March 2016, the Financial Accounting Standards Board ("FASB") updated the guidance on stock-based compensation accounting. The updated guidance simplifies several aspects of accounting for stock-based compensation including the income tax consequences, classification criteria for awards as either equity or liabilities, and classification of related amounts in statements of cash flows. The guidance will be effective in fiscal 2018, with the option for early adoption in fiscal 2017. Legg Mason is evaluating the impact of its adoption.

In February 2016, the FASB updated the guidance on accounting for leases. The updated guidance requires that a lessee shall recognize the assets and liabilities that arise from lease transactions. A lessee will recognize a right-of-use asset to use the underlying asset and a liability representing the lease payments. The updated guidance also requires an evaluation at the inception of a contract, to determine whether the contract is or contains a lease. The guidance will be effective in fiscal 2020. Legg Mason is evaluating the impact of its adoption.

In May 2015, the FASB updated the guidance on fair value measurement.  The updated guidance removes the requirement for all investments for which fair value is measured using the NAV practical expedient to be categorized within the fair value hierarchy and related sensitivity disclosures.  The amount of such investments would instead be disclosed as a reconciling item between the fair value hierarchy table and the investment amounts reported on the balance sheet.  This guidance will be effective for Legg Mason in fiscal 2017.  Legg Mason is evaluating the impact of its adoption.

In February 2015, the FASB updated the guidance for consolidation requirements. The updated guidance eliminates the presumption that a general partner should consolidate a limited partnership, and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or VREs. Additionally, the updated guidance affects the conclusion such that certain fees paid to decision makers are no longer variable interests, and certain related party relationships with a sponsored investment fund may no longer require its consolidation. The update also eliminates the deferral of accounting guidance that requires separate evaluation for investment company VIEs and other VIEs. This update will be effective in fiscal 2017, and Legg Mason intends to adopt it on the modified retrospective basis. Legg Mason expects under the new guidance that certain of its sponsored investment vehicles residing in foreign mutual fund trusts will qualify as VIEs and will be subject to consolidation at a lower ownership percentage than the currently employed threshold of 50%.

In May 2014, the FASB updated the guidance on revenue recognition. The updated guidance improves comparability and removes inconsistencies in revenue recognition practices across entities, industries, jurisdictions, and capital markets. In March 2016, the FASB further updated the revenue guidance on determining whether to report revenue on a gross versus net basis. The updated guidance clarifies how entities evaluate principal versus agent aspects of the revenue recognition guidance issued in May 2014. The evaluation will require entities to identify all goods or services to be provided to the customer, and determine whether they obtain control of the good or service before it is transferred to the customer, where control would suggest a principal relationship, which would be accounted for on a gross basis. These updates are effective for Legg Mason in fiscal 2019. Legg Mason is evaluating the impact of its adoption.

2. ACQUISITIONS AND DISPOSITION

Acquisitions
The following table presents a summary of the acquisition-date fair values of the assets acquired and liabilities assumed for each of Legg Mason's significant recent acquisitions:

	RARE Infrastructure Limited (1)	Martin Currie (Holdings) Limited	QS Investors Holdings, LLC	Fauchier Partners Management, Limited
Acquisition Date	October 21, 2015	October 1, 2014	May 30, 2014	March 13, 2013

Purchase price
Cash	$213,739	$202,577	$11,000	$63,433
Estimated contingent consideration	25,000	75,211	13,370	21,566
Total Consideration	238,739	277,788	24,370	84,999
Fair value of noncontrolling interest	62,722	—	—	—
Total	301,461	277,788	24,370	84,999
Identifiable assets and liabilities
Cash	9,667	29,389	441	8,156
Investments	—	—	3,281	—
Receivables	6,612	—	2,699	12,174
Indefinite-life intangible fund management contracts	122,755	135,321	—	65,126
Amortizable intangible asset management contracts	67,877	15,234	7,060	2,865
Indefinite-life trade name	4,766	7,130	—	—
Fixed assets	673	784	599	—
Other current liabilities, net	(10,605)	—	—	(16,667)
Liabilities, net	(3,948)	(4,388)	(6,620)	—
Pension liability	—	(32,433)	—	—
Deferred tax liabilities	(58,619)	(31,537)	—	(15,638)
Total identifiable assets and liabilities	139,178	119,500	7,460	56,016
Goodwill	$162,283	$158,288	$16,910	$28,983

(1)	Subject to prospective adjustments, including for amounts ultimately realized and adjustments provided for in the share purchase agreement.

RARE Infrastructure Limited
On October 21, 2015, Legg Mason acquired a majority equity interest in RARE Infrastructure Limited ("RARE Infrastructure"). RARE Infrastructure specializes in global listed infrastructure security investing, is headquartered in Sydney, Australia, and had approximately $6,800,000 in AUM at the closing of the transaction. Under the terms of the related transaction agreements, Legg Mason acquired a 75% ownership interest in the firm, the firm's management team retained a 15% equity interest and The Treasury Group, a continuing minority owner, retained 10%. The acquisition required an initial cash payment of $213,739 (using the foreign exchange rate as of October 21, 2015 for the 296,000 Australian dollar payment), which was funded with approximately $40,000 of net borrowings under the Company's previous revolving credit facility, as further discussed in Note 6, as well as existing cash resources. In August 2015, Legg Mason executed a currency forward contract to economically hedge the risk of movement in the exchange rate between the U.S. dollar and the Australian dollar in which the initial cash payment was denominated. This currency forward contract was closed in October 2015. See Note 15 for additional information regarding derivatives and hedging. In addition, contingent consideration may be due March 31, 2017 and 2018, aggregating up to $81,320 (using the foreign exchange rate as of March 31, 2016, for the maximum 106,000 Australian dollar amount per the related agreements), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019.

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

The contingent consideration liability established at closing had an acquisition date fair value of $25,000 (using the foreign exchange rate as of October 21, 2015). As of March 31, 2016, the fair value of the contingent consideration liability was $27,145, of which $7,001 relates to the first anniversary payment and is included in current Contingent consideration in the Consolidated Balance Sheet, with the remainder included in non-current Contingent consideration in the Consolidated Balance Sheet. The increase of $2,145 from October 21, 2015, was attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, and accretion. The contingent consideration liability is recorded at an entity with an Australian dollar functional currency, such that related changes in the exchange rate do not impact net income (loss).

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income (Loss) would not have been materially different. The financial results of RARE Infrastructure included in Legg Mason's consolidated financial results for the year ended March 31, 2016, include revenues of $18,420, and did not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

Martin Currie (Holdings) Limited
On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited ("Martin Currie"), an international equity specialist based in the United Kingdom. The acquisition required an initial payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125,000 contract amount), which was funded from existing cash. In addition, contingent consideration payments may be due March 31 following the second and third anniversaries of closing, aggregating up to approximately $467,076 (using the foreign exchange rate as of March 31, 2016 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics at March 31, 2017, and 2018, as specified in the share purchase agreement. The agreement provided for a potential first anniversary payment due as of March 31, 2016, however no such payment was due based on relevant financial metrics.

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

The contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of March 31, 2016, the fair value of the contingent consideration liability was $41,222, a decrease of $28,892 from March 31, 2015. During the year ended March 31, 2016, a decrease in projected AUM and performance fees resulted in a $28,361 reduction in the estimated contingent consideration liability, recorded as a credit to Other operating expense in the Consolidated Statement of Income (Loss). Changes related to the exchange rate of $531 for the year ended March 31, 2016, which are included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, net of accretion, also impacted the contingent consideration liability. The contingent consideration liability is recorded at an entity with a British pound functional currency, such that related changes in the exchange rate do not impact net income (loss). The total contingent consideration liability as of March 31, 2016, includes $12,846 related to the second anniversary payment, which is included in current Contingent consideration in the Consolidated Balance Sheet, with the remainder included in non-current Contingent consideration in the Consolidated Balance Sheet.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income (Loss) would not have been materially different. The financial results of Martin Currie included in Legg Mason's consolidated financial results for the year ended March 31, 2015, include revenues of $32,293 and did not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan with assets held in a separate trustee-administered fund. Plan assets are measured at fair value and comprised of 60% equities (Level 1) and 40% bonds (Level 2) as of March 31, 2016, and 58% equities (Level 1) and 42% bonds (Level 2) as of March 31, 2015. Assumptions used to determine the expected return on plan assets targets a 55% / 45% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high quality bond in the local U.K. market and currency. There were no significant concentrations of risk in plan assets as of March 31, 2016 or 2015. The most recent actuarial valuation was performed as of May 31, 2013, which was updated through the acquisition and at subsequent balance sheet dates. Accrual of service credit under the plan ceased on October 3, 2014.

The resulting net benefit obligation, comprised as follows, is included in the March 31, 2016 and 2015, Consolidated Balance Sheets as Other non-current liabilities:

	2016	2015
Fair value of plan assets (at 5.2 % and 6.3%, respectively, expected weighted-average long-term return)	$57,253	$59,404
Benefit obligation (at 3.6% and 3.3%, respectively, discount rate)	(90,010)	(98,110)
Unfunded status (excess of benefit obligation over plan assets)	$(32,757)	$(38,706)

The change in the benefit obligation is summarized below:

	Year ended March 31, 2016	Period from Acquisition through March 31, 2015
Beginning benefit obligation	$98,110	$91,750
Interest costs	3,268	1,730
Actuarial (gain) loss	(6,922)	14,461
Benefits paid	(1,524)	(762)
Plan curtailments	—	(789)
Exchange rate changes	(2,922)	(8,280)
Ending benefit obligation	$90,010	$98,110

The change in plan assets is summarized below:

	Year ended March 31, 2016	Period from Acquisition through March 31, 2015
Beginning plan assets	$59,404	$59,317
Actual return on plan assets	(984)	6,028
Employer contributions	2,262	1
Benefits paid	(1,524)	(762)
Exchange rate changes	(1,905)	(5,180)
Ending plan assets	$57,253	$59,404

For the years ended March 31, 2016 and 2015, a net periodic loss (gain) of $92 and $(815), respectively, was included in Compensation and benefits expense in the Consolidated Statements of Income (Loss).

The components of the net periodic loss (gain) for the year ended March 31, 2016, and for the period from acquisition through March 31, 2015, are as follows:

	2016	2015
Interest costs	$3,268	$1,730
Expected return on plan assets	(3,176)	(1,756)
Curtailment gain recognized	—	(789)
Net periodic benefit loss (gain)	$92	$(815)

Net actuarial losses of $6,821 and $9,595 were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheets at March 31, 2016 and 2015, respectively.

As of March 31, 2016, the plan expects to make benefit payments over the next 10 fiscal years as follows:

2017	$1,195
2018	1,281
2019	1,559
2020	1,537
2021	1,884
2022 - 2026	14,789

The contingent consideration payments are expected to provide some, if not all, funding of the net plan benefit obligation, through a provision of the share purchase agreement requiring certain amounts to be paid to the plan. Any contingent consideration payments to the plan are based on determination of the plan benefit obligation under local technical provisions utilized by the plan trustees. Absent any such funding or any regulatory requirement for additional payments, Martin Currie expects to contribute $2,156 to the plan during the year ending March 31, 2017.

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

Other
In December 2015, Martin Currie acquired certain assets of PK Investment Management, LLP ("PK Investments"), a London based equity manager, for an initial cash payment of $4,981 and an estimated contingent payment of $2,469 due on December 31, 2017. The amount of any ultimate contingent payment will be based on certain financial metrics. The initial cash payment was funded with existing cash resources. In connection with the acquisition, Legg Mason recognized indefinite-life intangible fund management contracts and goodwill of $6,619 and $827, respectively.

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

The contingent consideration liability established at closing had an acquisition date fair value of $13,370. As of March 31, 2016, the fair value of the contingent consideration liability has accreted to $13,749, an increase of $196 from March 31, 2015. Of the $13,749, $6,549 relates to the second anniversary payment and is included in current Contingent consideration in the Consolidated Balance Sheet, with the remainder included in non-current Contingent consideration in the Consolidated Balance Sheet as of March 31, 2016.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income (Loss) would not have been materially different. The financial results of QS Investors included in Legg Mason's consolidated financial results for the year ended March 31, 2015, include revenues of $12,340 and did not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

Legg Mason integrated two existing affiliates, Batterymarch and LMGAA, into QS Investors to capture synergies and leverage the best capabilities of each entity. In connection with the integration, total charges for restructuring and transition costs of $38,404 were recognized through the completion of the plan in March 31, 2015, which includes $35,846, and $2,558 for the years ended March 31, 2015 and 2014, respectively, primarily recorded in Compensation and benefits in the Consolidated Statements of Income (Loss). These costs were primarily comprised of charges for employee termination benefits, including severance and retention incentives, as well as real estate related charges. Any additional charges related to the integration are not expected to be material.

The table below presents a summary of changes in the restructuring and transition-related liability from December 31, 2013 through March 31, 2016 and cumulative charges incurred through the completion of the plan in fiscal 2015:

	Compensation	Other		Total
Balance as of December 31, 2013	$—	$—		$—
Accrued charges	2,161	111		2,272
Balance as of March 31, 2014	2,161	111		2,272
Accrued charges	22,897	9,720	(1)	32,617
Payments	(24,658)	(3,940)		(28,598)
Balance as of March 31, 2015	400	5,891		6,291
Payments	(400)	(2,148)		(2,548)
Balance as of March 31, 2016	$—	$3,743		$3,743
Non-cash charges(2)
Year ended March 31, 2014	$—	$286		$286
Year ended March 31, 2015	1,659	1,570		3,229
Total	$1,659	$1,856		$3,515

Cumulative charges incurred through March 31, 2015	$26,717	$11,687		$38,404

(1)	Includes lease loss reserve of $6,760 for space permanently abandoned.

(2)	Includes stock-based compensation expense and accelerated fixed asset depreciation.

Fauchier Partners Management, Limited
On March 13, 2013, Permal, a wholly-owned subsidiary of Legg Mason, acquired all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a European based manager of funds-of-hedge funds. The initial purchase price was a cash payment of $63,433, which was funded from existing cash resources. In May 2015, Legg Mason paid contingent consideration of $22,765 (using the exchange rate as of May 5, 2015 for the maximum £15,000 payment amount) for the second anniversary payment. Additional contingent consideration of up to approximately $28,743 (using the exchange rate as of March 31, 2016 for the £20,000 maximum contract amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs.

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

As of March 31, 2016, no contingent consideration liability was included in the Consolidated Balance Sheet, and a liability of $27,117 was included as of March 31, 2015. During the three months ended December 31, 2015, due to lower actual and expected performance fees earned over the earn out period, the contingent consideration liability was reduced by $5,014, recorded as a credit to Other operating expense in the Consolidated Statement of Income (Loss). The decrease of $27,117 from March 31, 2015, reflects this reduction and the payment discussed above, offset in part by changes in the exchange rate, net of accretion. In December 2015, Legg Mason closed the currency forward contracts that were previously executed to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts were denominated. See Note 15 for additional information regarding derivatives and hedging.

Precidian Investments, LLC
On January 22, 2016, Legg Mason acquired a minority equity position in Precidian Investments, LLC ("Precidian"), a firm specializing in creating innovative products and solutions and solving market structure issues, particularly with regard to the Exchange Traded Funds marketplace.

The transaction required a cash payment, which was funded from existing cash resources. Under the terms of the transaction, Legg Mason acquired series B preferred units of Precidian that entitle Legg Mason to approximately 20% of the voting and economic interests of Precidian, along with customary preferred equity protections. At its sole option during the 48 months following the initial investment, Legg Mason may, subject to satisfaction of certain closing conditions, convert its preferred units to 75% of the common equity of Precidian on a fully diluted basis.

Legg Mason accounts for its investment in Precidian, which is included in Other assets in the Consolidated Balance Sheet as of March 31, 2016, under the equity method of accounting.

EnTrustPermal
On May 2, 2016, Legg Mason closed a transaction to combine Permal, Legg Mason's existing hedge fund platform, with EnTrust, an alternative asset management firm with largely complimentary investment strategies, investor base and business mix to Permal. In connection with the combination, Legg Mason expects to incur total restructuring and transition-related charges of approximately $100,000, primarily comprised of charges for employee termination benefits, including severance and retention incentives, and real estate related charges. Charges for restructuring and transition costs for the year ended March 31, 2016, were $43,296, primarily recorded as Transition-related compensation in the Consolidated Statement of Income (Loss). Legg Mason expects that approximately $40,000 to $50,000 of the remaining anticipated costs associated with the combination will be incurred in the year ending March 31, 2017.

The table below presents a summary of changes in the restructuring and transition-related liability from December 31, 2015 through March 31, 2016 and cumulative charges incurred through March 31, 2016:

	Compensation	Other		Total
Balance as of December 31, 2015	$—	$—		$—
Accrued charges	31,581	9,981	(1)	41,562
Payments	(21,938)	(2,097)		(24,035)
Balance as of March 31, 2016	$9,643	$7,884		$17,527
Non-cash charges(2)
Year ended March 31, 2016	$591	$1,143		$1,734

Cumulative charges incurred through March 31, 2016	$32,172	$11,124		$43,296

(1)	Includes lease loss reserve of $7,212 for space permanently abandoned.

(2)	Includes stock-based compensation expense and accelerated fixed asset depreciation.

Clarion Partners
On April 13, 2016, Legg Mason acquired a majority equity interest in Clarion Partners, a diversified real estate asset management firm based in New York. Clarion Partners managed approximately $41,500,000 in AUM as of April 30, 2016.

See Note 18 for additional information regarding the acquisitions of EnTrust and Clarion Partners.

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

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of March 31, 2016
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents:(1)
Money market funds	$1,057,916	$—	$—	$1,057,916
Time deposits and other	—	35,265	—	35,265
Total cash equivalents	1,057,916	35,265	—	1,093,181
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	205,608	120,216	112	325,936
Other(3)	65,112	2,352	—	67,464
Trading investments relating to long-term incentive compensation plans(4)	105,979	585	—	106,564
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(5)
Seed capital investments	1,329	7,575	—	8,904
Investments related to long-term incentive compensation plans	—	6,467	—	6,467
Total current investments(6)	378,028	137,195	112	515,335
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments	—	—	20,439	20,439
Investments related to long-term incentive compensation plans	—	—	7,501	7,501
Other	—	—	9,352	9,352
Investments in partnerships and LLCs(7)	—	—	8,013	8,013
Derivative assets(7)(8)	1,051	7,599	—	8,650
Other investments(7)	—	—	83	83
Total	$1,436,995	$180,059	$45,500	$1,662,554
Liabilities:
Contingent consideration liabilities(9)	—	—	(84,585)	(84,585)
Derivative liabilities(8)	(18,079)	—	—	(18,079)
Total	$(18,079)	$—	$(84,585)	$(102,664)

	As of March 31, 2015
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents:(1)
Money market funds	$353,265	$—	$—	$353,265
Time deposits and other	—	47,035	—	47,035
Total cash equivalents	353,265	47,035	—	400,300
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	259,840	85,220	186	345,246
Other	9,807	2,981	—	12,788
Trading investments relating to long-term incentive compensation plans(4)	80,529	—	—	80,529
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(5)
Seed capital investments	2,148	5,296	—	7,444
Investments related to long-term incentive compensation plans	—	8,728	—	8,728
Total current investments(6)	352,324	102,225	186	454,735
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments	—	—	23,796	23,796
Investments related to long-term incentive compensation plans	—	—	5,595	5,595
Other	—	—	18,953	18,953
Investments in partnerships and LLCs(7)	—	—	14,511	14,511
Derivative assets(7)(8)	580	5,462	—	6,042
Other investments(7)	—	—	77	77
Total	$706,169	$154,722	$63,118	$924,009
Liabilities:
Contingent consideration liabilities(9)	—	—	(110,784)	(110,784)
Derivative liabilities(8)	(8,665)	—	—	(8,665)
Total	$(8,665)	$—	$(110,784)	$(119,449)

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

(2)
Trading investments of proprietary fund products and other trading investments consist of approximately 68% and 32% of equity and debt securities, respectively, as of March 31, 2016, and approximately 63% and 37% of equity and debt securities, respectively, as of March 31, 2015.

(3)	Includes $54,392 in noncontrolling interests associated with consolidated seed investment products as of March 31, 2016.

(4)
Primarily mutual funds where there is minimal market risk to the Company as any change in value is primarily offset by an adjustment to compensation expense and related deferred compensation liability.

(5)
Legg Mason's equity method investments that are investment companies record underlying investments at fair value. Therefore, fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(6)	Excludes seed capital investments of $13,641 and $15,553 related to Legg Mason's investments in CIVs as of March 31, 2016 and 2015, respectively.

(7)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(8)	See Note 15.

(9)	See Note 2 and Note 8.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had seed capital investments in proprietary fund products, which totaled $368,920 and $392,039, as of March 31, 2016 and 2015, respectively, which are substantially comprised of investments in 63 funds and 52 funds, respectively, that are individually greater than $1,000, with minimal third-party investment, and together comprise over 90% of the total seed capital investments at each period end.
See Notes 1 and 17 for information regarding the determination of whether investments in proprietary fund products represent VIEs and consolidation.
Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the equity method, the cost method, or NAV practical expedient discussed below, such that measurement uncertainty has little relevance.
The net realized and unrealized gain (loss) for investment securities classified as trading was $(27,654), $10,545, and $22,963 for the years ended March 31, 2016, 2015, and 2014, respectively.
The net unrealized gains (losses) relating to trading investments still held as of the reporting dates were $(35,111), $(10,858), and $26,618 for the years ended March 31, 2016, 2015, and 2014, respectively.

The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the years ended March 31, 2016 and 2015, are presented in the tables below:

	Value as of March 31, 2015	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2016
Assets:
Trading investments of seed capital investments in proprietary fund products	$186	$1	$(80)	$—	$—	$5	$112
Investments in partnerships and LLCs	14,511	—	(27)	(5,647)	—	(824)	8,013
Equity method investments in partnerships and LLCs:
Seed capital investments	23,796	678	—	(3,127)	—	(908)	20,439
Investments related to long-term incentive compensation plans	5,595	1,906	—	—	—	—	7,501
Other	18,953	—	(6,774)	(2,037)	—	(790)	9,352
Other investments	77	—	—	—	—	6	83
	$63,118	$2,585	$(6,881)	$(10,811)	$—	$(2,511)	$45,500
Liabilities:
Contingent consideration liabilities	$(110,784)	$(27,457)	n/a	$22,765	n/a	$30,891	$(84,585)
n/a - not applicable

	Value as of March 31, 2014	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2015
Assets:
Trading investments of seed capital investments in proprietary fund products	$190	$2	$(27)	$—	$—	$21	$186
Investments in partnerships and LLCs	21,586	—	(24)	(5,108)	—	(1,943)	14,511
Equity method investments in partnerships and LLCs:
Seed capital investments	33,611	725	(11,617)	1,426	—	(349)	23,796
Investments related to long-term incentive compensation plans	4,284	1,311	—	—	—	—	5,595
Other	25,078	12	(2,484)	(2,547)	—	(1,106)	18,953
Other investments	90	—	—	—	—	(13)	77
	$84,839	$2,050	$(14,152)	$(6,229)	$—	$(3,390)	$63,118
Liabilities:
Contingent consideration liabilities	$(29,553)	$(88,581)	n/a	$—	n/a	$7,350	$(110,784)
n/a - not applicable

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other Non-Operating Income (Expense) in the Consolidated Statements of Income (Loss). The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $24,182, $2,439, $(5,210) and for the years ended March 31, 2016, 2015, and 2014, respectively.

There were no significant transfers between Level 1 and Level 2 during the years ended March 31, 2016 and 2015.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of March 31, 2016 and 2015, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of March 31, 2016
Category of Investment	Investment Strategy	March 31, 2016		March 31, 2015		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$19,139	(1)	$23,787		n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	11,403		14,515		$20,000	n/a
Private equity funds	Long/short equity	20,471	(2)	23,563		8,254	Up to 8 years
Other	Various	678		1,129		n/a	Various (3)
Total		$51,691	(4)	$62,994	(4)	$28,254
n/a - not applicable

(1)	Liquidation restrictions: 2% daily redemption, 11% monthly redemption and 87% quarterly redemption as of March 31, 2016.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 28% has a remaining term of less than one year and 72% has a remaining term of 16 years.

(4)	Comprised of 1%, 36%, and 63% of Level 1, Level 2, and Level 3 assets, respectively, as of March 31, 2016 and 38% and 62% of Level 2 and Level 3 assets, respectively, as of March 31, 2015.

There are no current plans to sell any of these investments held as of March 31, 2016.

As of March 31, 2016 and 2015, Legg Mason did not hold any available-for-sale investments.
4. FIXED ASSETS

The following table reflects the components of fixed assets as of March 31:

	2016	2015
Equipment	$150,259	$152,893
Software	293,844	269,745
Leasehold improvements	199,354	203,420
Total cost	643,457	626,058
Less: accumulated depreciation and amortization	(480,152)	(446,452)
Fixed assets, net	$163,305	$179,606

Depreciation and amortization expense related to fixed assets was $55,318, $52,461, and $50,531 for the years ended March 31, 2016, 2015, and 2014, respectively. The expense includes accelerated depreciation and amortization of $4,147 in fiscal 2016 primarily related to reduced space requirements and the restructuring of Permal for the combination with EnTrust, $1,265 in fiscal 2015 primarily related to the integration of Batterymarch into QS Investors, and $2,542 in fiscal 2014 primarily related to various corporate initiatives.

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

The following table reflects the components of intangible assets as of:

	March 31, 2016	March 31, 2015
Amortizable intangible asset management contracts
Cost	$259,513	$188,312
Accumulated amortization	(171,169)	(166,583)
Net(1)	88,344	21,729
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Permal funds-of-hedge funds management contracts	334,104	698,104
Other fund management contracts(1)	560,499	427,816
Trade names(1)	57,187	59,334
	3,058,141	3,291,605
Intangible assets, net	$3,146,485	$3,313,334

(1)
As of March 31, 2016, Amortizable intangible asset management contracts, net, Other fund management contracts, and Trade names include $69,610, $130,419, and $5,063, respectively, related to the acquisition of RARE Infrastructure. See Note 2 for additional information.

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

Legg Mason completed its annual impairment testing process as of December 31, 2015, and determined that the carrying value of the Permal indefinite-life funds-of-hedge funds management contracts intangible asset, inclusive of the related indefinite-life funds-of-hedge funds management contracts intangible asset from Fauchier, and the Permal trade name asset exceeded their respective fair values, and the assets were impaired by an aggregate amount of $371,000. The impairment charges resulted from a number of current trends and factors, including (i) periods of moderate inflows or outflows over recent years and related reductions in AUM; (ii) reduced growth assumptions for the next five years; (iii) a decrease in projected margins for the next two years; and (iv) an increase in the rate used to discount projected future cash flows primarily due to company specific factors including continued market influences. These changes resulted in a reduction of the projected cash flows and Legg Mason's overall assessment of fair value of the assets such that the fair values of the Permal funds-of-hedge funds contracts asset and Permal trade name declined below their carrying values, and accordingly were impaired by $364,000 and $7,000, respectively.

Management estimated the fair values of these assets based upon discounted cash flow analyses using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these cash flow analyses included projected revenue growth rates and discount rates. Total revenues related to the Permal funds-of-hedge funds contracts were assumed to have annual growth rates ranging from (6)% to 6% (average - 5%), and the projected cash flows from the Permal funds-of-hedge funds contracts were discounted at 16.5%.

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

There were no other impairments to indefinite-life intangible assets, amortizable management contracts intangible assets, or goodwill as of December 31, 2015. Legg Mason also determined that no triggering events occurred as of March 31, 2016, that would require further impairment testing.

The December 31, 2015, assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management ("CAM") acquisition exceeds the carrying value by 48%.

As of March 31, 2016, amortizable intangible asset management contracts are being amortized over a weighted-average remaining life of 10.9 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

2017	$8,569
2018	8,569
2019	8,569
2020	8,085
2021	8,085
Thereafter	46,467
Total	$88,344

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2014	$2,402,423	$(1,161,900)	$1,240,523
Impact of excess tax basis amortization	(21,742)	—	(21,742)
Business acquisitions, net of $(9,271) relating to the sale of LMIC (See Note 2)	165,927	—	165,927
Changes in foreign exchange rates and other	(45,198)	—	(45,198)
Balance as of March 31, 2015	2,501,410	(1,161,900)	1,339,510
Impact of excess tax basis amortization	(20,920)	—	(20,920)
Business acquisitions (See Note 2)	163,110	—	163,110
Changes in foreign exchange rates and other	(2,184)	—	(2,184)
Balance as of March 31, 2016	$2,641,416	$(1,161,900)	$1,479,516
Legg Mason recognizes the tax benefit of the amortization of excess tax benefit related to the CAM acquisition. In accordance with accounting guidance for income taxes, the tax benefit is recorded as a reduction of goodwill and deferred tax liabilities as the benefit is realized.

6. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings
In June 2012, Legg Mason entered into an unsecured credit agreement which provided for a $500,000 revolving credit facility. In January 2014, Legg Mason entered into a $250,000 incremental borrowing credit facility, which was contemplated in, and was in addition to the $500,000 revolving credit facility. Both revolving credit facilities were to expire in June 2017. The revolving credit facilities had interest rates of LIBOR plus 150 basis points and annual commitment fees of 20 basis points and were available for capital needs and for general corporate purposes. In October 2015, Legg Mason borrowed $40,000 under these facilities to partially finance the acquisition of RARE Infrastructure. There were no borrowings outstanding under these facilities as of March 31, 2015.

On December 29, 2015, Legg Mason entered into a new unsecured credit agreement which provides for a $1,000,000 multi-currency revolving credit facility. Legg Mason borrowed $40,000 under this revolving credit facility, which remained outstanding as of March 31, 2016, and used the proceeds to repay the $40,000 of outstanding borrowings under its previous revolving credit facility, as discussed above. The previous revolving credit facility was terminated effective upon the repayment.

The new revolving credit facility may be increased by an aggregate amount of up to $500,000, subject to the approval of the lenders, expires in December 2020, and can be repaid at any time. The revolving credit facility has an interest rate of the monthly Eurocurrency Rate plus 125 basis points and an annual commitment fee of 17.5 basis points. As of March 31, 2016, the effective interest rate was 1.9%. Interest is payable at least quarterly on any amounts outstanding under the revolving credit facility and the interest rate may change in the future based on changes in Legg Mason's credit ratings. This revolving credit facility is available to fund working capital needs and for general corporate purposes.

The revolving credit facility has standard financial covenants. These covenants were modified in March 2016 and include: maximum net debt to EBITDA ratio (as defined in the documents) of 3.5 to 1 for the period from March 31, 2016 through September 30, 2016, 3.25 to 1 for the period from October 1, 2016 through December 31, 2016, and 3.0 to 1 thereafter; and minimum EBITDA to interest ratio (as defined in the documents) of 4.0 to 1. As of March 31, 2016, Legg Mason's net debt to EBITDA ratio was 1.3 to 1 and EBITDA to interest expense ratio was 13.0 to 1, and therefore, Legg Mason has maintained compliance with the applicable covenants.

As of March 31, 2016 and 2015, Legg Mason had $960,000 and $750,000 of undrawn revolving credit facility capacity.

On April 29, 2016, Legg Mason entered into a forward starting, amortizing interest rate swap agreement with a financial intermediary, which was designated as a cash flow hedge. The interest rate swap is being used to hedge interest rate risk on outstanding borrowings under the revolving credit facility. The swap has a 4.67-year term, with five reductions beginning on March 31, 2017, and expires on December 29, 2020. Under the terms of the interest rate swap agreement, Legg Mason will pay a fixed interest rate of 2.3% on a notional amount of $500,000. As previously discussed, the interest rate on the revolving credit facility may change in the future based on changes in Legg Mason's credit ratings, and such a change would result in a corresponding change in the fixed interest rate paid under the interest rate swap agreement. The interest rate swap has similar terms to the underlying debt being hedged. Changes in the market value of the interest rate swap will be recorded in Other comprehensive income on the Consolidated Balance Sheets.

In May 2016, Legg Mason used additional borrowings under the new revolving credit facility to finance the acquisition of EnTrust, as further discussed in Note 18, and to replenish cash used to complete the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015. The amount of total borrowings outstanding under this facility is $500,000, as of the date of filing.

Long-term Debt
Long-term debt consists of the following:

	March 31, 2016					March 31, 2015
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Debt Issuance Costs(1)	Maturity Amount	Carrying Value(1)
2.7% Senior Notes due July 2019	$256,055	$(7,599)	$359	$1,185	$250,000	$253,452
3.95% Senior Notes due July 2024	248,028	—	377	1,595	250,000	247,792
4.75% Senior Notes due March 2026	447,030	—	—	2,970	450,000	—
5.625% Senior Notes due January 2044	547,781	—	(3,396)	5,615	550,000	547,702
6.375% Junior Notes due March 2056	242,091	—	—	7,909	250,000	—
Total	$1,740,985	$(7,599)	$(2,660)	$19,274	$1,750,000	$1,048,946

(1)
As previously discussed in Note 1, for the year ended March 31, 2016, Legg Mason elected to early adopt updated accounting guidance which requires unamortized debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated long-term debt liability. This updated guidance was adopted on a retrospective basis; therefore, the carrying value of debt as of March 31, 2015, has been reduced by the amount of related unamortized debt issuance costs.

In March 2016, Legg Mason issued $450,000 of 4.75% Senior Notes due 2026 (the "2026 Notes") and $250,000 of 6.375% Junior Subordinated Notes due 2056 (the "2056 Notes"). Legg Mason used the net proceeds of these offerings to finance the acquisitions of EnTrust in May 2016 and Clarion Partners in April 2016, as further discussed in Note 18.

In May 2012, Legg Mason repurchased the Company's then outstanding 2.5% convertible notes (the "Convertible Notes"). The terms of the repurchase included a non-cash exchange of warrants to the holders of the Convertible Notes that replicated and extended the contingent conversion feature of the Convertible Notes.

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

In January 2014, Legg Mason issued $400,000 of 5.625% Senior Notes due January 2044, the net proceeds of which, together with cash on hand, were used to repay the $450,000 of borrowings under the Company's then outstanding five-year term loan. The 5.625% Senior Notes were sold at a discount of $6,260, which is being amortized to interest expense over the 30-year term.

In June 2014, Legg Mason issued $250,000 of 2.7% Senior Notes due 2019 (the "2019 Notes"), $250,000 of 3.95% Senior Notes due 2024 (the "2024 Notes"), and an additional $150,000 of the existing 5.625% Senior Notes due 2044 (the "2044 Notes" and, together with the 2019 Notes and the 2024 Notes, the "Notes"). In July 2014, the Company used $658,769 in proceeds from the sale of the Notes, net of related fees, together with cash on hand, to call the then outstanding $650,000 of 5.5% Senior Notes and pay a related make-whole premium of $98,418, as discussed below.

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

The 5.5% Senior Notes were retired on July 23, 2014, and resulted in a pre-tax, non-operating charge of $107,074, consisting of a make-whole premium of $98,418 to call the 5.5% Senior Notes, net of $638 from the settlement of the reverse treasury lock before related administrative fees, and $8,656 associated with existing deferred charges and original issue discount.

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

On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap was being used to effectively convert the 2019 Notes from fixed rate debt to floating rate debt and has identical terms as the underlying debt being hedged, so no ineffectiveness is expected. The related hedging gains and losses offset one another resulting in no net income or loss impact. The swap has a five-year term, and matures on July 15, 2019. The fair value of the contract at March 31, 2016 and 2015, was a derivative asset of $7,599 and $5,462, respectively, classified as Other assets in the Consolidated Balance Sheets. The increase of $2,137 and $5,462 for the years ended March 31, 2016 and 2015, respectively, reflects a gain on hedging activity related to the fair value adjustment on the derivative asset, which is recorded as Other income (gain on hedging activity) in the Consolidated Statements of Income (Loss). The carrying value of the debt in the Consolidated Balance Sheets was likewise increased by $7,599 and $5,462 as of March 31, 2016 and 2015, respectively. The increase of $2,137 and $5,462 for the years ended March 31, 2016 and 2015, respectively, reflects a loss on hedging activity related to the fair value adjustment on the debt, which is recorded as Other expense (loss on hedging activity) in the Consolidated Statements of Income (Loss). The swap payment dates coincide with the debt payment dates on July 15 and January 15. The related receipts/payments by Legg Mason are recorded as Interest expense in the Consolidated Statements of Income (Loss). Since the original terms and conditions of the hedged instruments are unchanged, the swap was an effective fair value hedge.

On April 21, 2016, the fair value hedge swap was terminated for a receipt of approximately $6,500, which will be amortized over the hedge term.

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

4.75% Senior Notes due March 2026
The $450,000 2026 Notes were sold at a discount of $207, and Legg Mason incurred debt issuance costs of $2,970 in connection with the issuance. The 2026 Notes can be redeemed in part or in aggregate at the greater of the related principal amount at the time of redemption or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.45%, together with any related accrued and unpaid interest.

5.625% Senior Notes due January 2044
As previously discussed, in January 2014, Legg Mason issued $400,000 of 5.625% Senior Notes, sold at a discount of $6,260, which is being amortized to interest expense over the 30-year term. An additional $150,000 of 2044 Notes were issued in June 2014 and were sold at a premium of $9,779, which is also being amortized to interest expense over the 30-year term. All of the 2044 Notes can be redeemed at any time prior to their scheduled maturity in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.30%, together with any related accrued and unpaid interest.

6.375% Junior Subordinated Notes due March 2056
The $250,000 2056 Notes were issued at 100% of principal amount and Legg Mason incurred debt issuance costs of $7,909 in connection with the issuance. The 2056 Notes rank junior and subordinate in right of payment to all of Legg Mason's current and future senior indebtedness. Prior to March 15, 2021, the 2056 Notes can be redeemed in aggregate, but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if called for a tax event (as defined), or 102% of the principal amount, plus any accrued and unpaid interest, if called for a rating agency event (as defined). On or after March 15, 2021, the 2056 Notes can be redeemed in aggregate or in part, at 100% of the principal amount, plus any related accrued and unpaid interest.

As of March 31, 2016, $250,000 of long-term debt matures in fiscal 2020, and $1,500,000 matures thereafter.

7. INCOME TAXES

The components of income (loss) before income tax provision are as follows:

	2016	2015	2014
Domestic	$245,046	$249,380	$320,890
Foreign	(270,264)	118,613	98,751
Total	$(25,218)	$367,993	$419,641

The components of income tax expense (benefit) are as follows:

	2016	2015	2014
Federal	$87,166	$95,499	$125,494
Foreign	(71,828)	20,365	(1,450)
State and local	(7,646)	9,420	13,761
Total income tax provision	$7,692	$125,284	$137,805

Current	$15,419	$24,897	$19,375
Deferred	(7,727)	100,387	118,430
Total income tax provision	$7,692	$125,284	$137,805

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate is as follows:

	2016	2015	2014
Tax provision at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit(1)	43.2	4.0	1.0
Uncertain tax benefits	41.8	1.8	0.6
Effect of foreign tax rates(1)	(172.5)	(4.8)	(4.8)
Changes in U.K. tax rates on deferred tax assets and liabilities	33.2	—	(4.6)
Net (income) loss attributable to noncontrolling interests	(15.6)	(0.5)	0.3
Change in valuation allowances(2)	(33.9)	(2.7)	2.2
Federal effect of permanent tax adjustments	39.1	1.7	2.2
Other, net	(0.8)	(0.5)	0.9
Effective income tax rate	(30.5)%	34.0%	32.8%

(1)
State income taxes include changes in valuation allowances related to change in apportionment and provision to return differences, net of the impact on deferred tax assets of changes in state apportionment factors and planning strategies. The effect of foreign tax rates for fiscal 2016 also includes a $66,780 tax benefit for non-cash impairment charges related to the intangible assets of the Permal business, as further discussed in Note 5.

(2)	See schedule below for the change in valuation allowances by jurisdiction.

In July 2013, the Finance Bill 2013 was enacted, which reduced the main U.K. corporate tax rate from 23% to 21% effective April 1, 2014, and 20% effective April 1, 2015. In November 2015, the U.K. Finance Bill 2015 was enacted, which further reduced the main U.K. corporate tax rate to 19% effective April 1, 2017, and to 18% effective April 1, 2020. The reductions in the U.K. corporate tax rate resulted in tax benefits of $8,383 and $19,164, recognized in fiscal 2016 and 2014, respectively, as a result of the revaluation of deferred tax assets and liabilities at the new rates.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. A summary of Legg Mason's deferred tax assets and liabilities are as follows:

	2016	2015
DEFERRED TAX ASSETS
Accrued compensation and benefits	$185,311	$158,369
Accrued expenses	50,865	60,282
Operating loss carryforwards	273,133	290,765
Capital loss carryforwards	3,121	5,335
Foreign tax credit carryforward	258,486	247,027
Federal benefit of uncertain tax positions	12,290	18,461
Mutual fund launch costs	30,234	30,968
Martin Currie defined benefit pension liability	5,896	7,741
Charitable contributions carryforwards	4,552	—
Net unrealized losses from investments	4,389	—
Basis differences in partnerships	—	4,174
Other	5,181	—
Deferred tax assets	833,458	823,122
Valuation allowance	(79,476)	(96,687)
Deferred tax assets after valuation allowance	$753,982	$726,435

DEFERRED TAX LIABILITIES
Basis differences, principally for intangible assets and goodwill	$56,625	$82,636
Depreciation and amortization	686,421	666,057
Net unrealized gains from investments	—	7,832
Basis differences in partnerships	64,525	—
Other	—	435
Deferred tax liabilities	807,571	756,960
Net deferred tax liabilities	$(53,589)	$(30,525)

Certain tax benefits associated with Legg Mason's employee stock plans are recorded directly in Stockholders' Equity. No tax benefit was recorded to equity in fiscal 2016, 2015 or 2014, due to the cumulative net operating loss position of the Company. As of March 31, 2016, an aggregate $22,585 of tax benefit will be recognized as an increase in Stockholders' Equity when the related net operating losses are ultimately realized.

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

On March 1, 2016, Legg Mason executed agreements with the management of its wholly-owned subsidiary Royce and Associates ("Royce") which changed the tax reporting of Royce from a disregarded entity to a partnership. As a result, Legg Mason's deferred balance for tax basis differences in partnership investments changed by $68,526 with an offsetting change to the tax basis of other temporary differences.

Substantially all of Legg Mason's deferred tax assets relate to U.S. federal, state and U.K. taxing jurisdictions. As of March 31, 2016, U.S. federal deferred tax assets aggregated $711,535, realization of which is expected to require approximately $3,200,000 of future U.S. earnings, of which $740,000 must be foreign sourced earnings. Based on estimates of future taxable income, using assumptions consistent with those used in Legg Mason's goodwill impairment testing, it is more likely than not that substantially all of the current federal tax benefits relating to net operating losses will be realizable. With respect to deferred tax assets relating to foreign tax credit carryforwards, it is more likely than not that tax benefits relating to the utilization of approximately $23,465 of foreign taxes as credits will not be realized and a valuation allowance has been established. Further, the Company's estimates and assumptions do not contemplate certain possible future changes in the ownership of Legg Mason stock, which, under the U.S. Internal Revenue Code, could limit the utilization of net operating loss and foreign tax credit benefits. Any such limitation would impact the timing or amount of net operating loss or foreign tax credit benefits ultimately realized before they expire.

As of March 31, 2016, federal valuation allowances aggregated $20,950. Of the decrease in federal valuation allowances from the prior year, $12,677 relates to expiring foreign tax credits which have been reclassified to net operating losses. The release was offset in part by $6,916, of which $2,500 relates to foreign tax credits, $3,443 relates to charitable contributions, and $973 relates to Martin Currie’s operating losses.

While tax planning may enhance Legg Mason's tax positions, the realization of tax benefits on deferred tax assets for which valuation allowances have not been provided is not dependent on implementation of any significant tax strategies.

As of March 31, 2016, U.S. state deferred tax assets aggregated approximately $175,749. Due to limitations on utilization of net operating loss carryforwards and taking into consideration certain state tax planning strategies, the related valuation allowance of $26,816 was substantially established in prior years for state net operating loss benefits generated in certain jurisdictions in cases where it is more likely that these benefits will ultimately not be realized.

For foreign jurisdictions, the decrease in valuation allowances of $11,438 during fiscal 2016, primarily relates to the change in statutory rates, the expiration of certain deferred tax assets, and the utilization of attributes previously considered unrealizable.

The following deferred tax assets and valuation allowances relating to carryforwards have been recorded at March 31, 2016 and 2015, respectively.

	2016	2015	Expires Beginning after Fiscal Year
DEFERRED TAX ASSETS
U.S. federal net operating losses	$82,350	$96,774	2028
U.S. federal foreign tax credits	258,486	247,027	2017
U.S. charitable contributions	4,552	233	2016
U.S. state net operating losses (1,2)	166,772	168,069	2017
U.S. state capital losses	44	44	2017
U.S. state tax credits	308	—	2022
Foreign net operating losses	24,192	25,877	2027
Foreign capital losses	3,077	5,290	n/a
Total deferred tax assets for carryforwards	$539,781	$543,314

VALUATION ALLOWANCES
U.S. federal net operating losses	$2,255	$1,282
U.S. federal foreign tax credits	15,252	25,429
U.S. charitable contributions	3,443	—
U.S. state net operating losses	26,816	26,828
U.S. state capital losses	44	44
Foreign net operating losses	20,631	23,504
Foreign capital losses	3,077	5,290
Valuation allowances for carryforwards	71,518	82,377
Foreign other deferred assets	7,958	14,310
Total valuation allowances	$79,476	$96,687

(1)	Substantially all of the U.S. state net operating losses carryforward through fiscal 2036.

(2)
Due to potential for change in the factors relating to apportionment of income to various states, Legg Mason's effective state tax rates are subject to fluctuation which will impact the value of the Company's deferred tax assets, including net operating losses, and could have a material impact on the future effective tax rate of the Company.

Legg Mason had total gross unrecognized tax benefits of approximately $73,873, $92,344 and $77,892 as of March 31, 2016, 2015 and 2014, respectively. Of these totals, approximately $49,629, $62,775 and $51,518, respectively, (net of the federal benefit for state tax liabilities) are the amounts of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates. During fiscal 2016, as a result of the net impact of effective settlement of tax examinations, previously unrecognized benefits of $24,106 were realized, of which $5,145 was recorded in equity.
A reconciliation of the beginning and ending amount of unrecognized gross tax benefits for the years ended March 31, 2016, 2015 and 2013, is as follows:

	2016	2015	2014
Balance, beginning of year	$92,344	$77,892	$72,650
Additions based on tax positions related to the current year	3,514	9,919	5,659
Additions for tax positions of prior years	10,078	13,054	12,610
Reductions for tax positions of prior years	(155)	—	(138)
Decreases related to settlements with taxing authorities	(25,046)	(8,521)	(12,889)
Expiration of statutes of limitations	(6,862)	—	—
Balance, end of year	$73,873	$92,344	$77,892

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $9,000 as a result of the expiration of statutes of limitations and the completion of tax authorities' examinations.

On April 13, 2015, reforms to New York City’s corporate tax structure were enacted which included changes in the calculation of net operating loss carryforwards and changes in the way sales revenue is sourced. The revaluation of deferred tax assets and liabilities under the new rules resulted in the recognition of a one-time income tax benefit of $17,053 for the year ended March 31, 2016.

The Company accrues interest related to unrecognized tax benefits in interest expense and recognizes penalties in other operating expense. During the years ended March 31, 2016, 2015 and 2014, the Company recognized approximately $(4,441), $1,492, and $(580), respectively, which was substantially all interest. At March 31, 2016, 2015 and 2014, Legg Mason had approximately $1,900, $8,570, and $7,300, respectively, accrued for interest and penalties on tax contingencies in the Consolidated Balance Sheets.

Legg Mason's prior year tax returns are subject to examination by the Internal Revenue Service, Her Majesty’s Revenue & Customs, Brazilian and other tax authorities in various other countries and states. The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal 2014 for U.S. federal; after fiscal 2014 for the U.K.; after calendar year 2008 for Brazil; after fiscal 2011 for the state of California; after fiscal 2008 for the state of New York; and after fiscal 2012 for the states of Connecticut and Maryland. The Company does not anticipate making any significant cash payments with the settlement of these audits in excess of amounts that have been reserved.

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

In order to increase the amount of cash available in the U.S. for general corporate purposes, Legg Mason plans to utilize up to $170,000 of foreign cash over the next several years, of which $8,500 is accumulated foreign earnings. Any additional tax provision associated with these repatriations was previously recognized. No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, Legg Mason will provide for and pay any applicable additional U.S. taxes in connection with repatriation of offshore funds.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings. Excluding cash used to fund the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016, Legg Mason had available domestically cash and cash equivalents of approximately $375,000 as of March 31, 2016; and, after borrowing $460,000 in

May 2016 in connection with these acquisitions, had $500,000 of remaining undrawn capacity on our revolving credit facility to meet domestic liquidity needs, subject to compliance with applicable covenants, and to provide flexibility in maximizing cost effective capital deployment without repatriating additional accumulated foreign earnings.

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

As of March 31, 2016, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

2017	$128,023
2018	109,368
2019	88,644
2020	79,765
2021	73,432
Thereafter	225,678
Total	$704,910

The minimum rental commitments shown above have not been reduced by $140,780 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of March 31, 2016 and 2015, was $31,745 and $43,726, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, as a result of the then current commercial real estate market.

The above minimum rental commitments include $633,350 in real estate and equipment leases and $71,560 in service and maintenance agreements.

The minimum rental commitments shown above include $32,395 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $20,495 and $2,213 as of March 31, 2016 and 2015, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

During fiscal 2016, certain headquarters space was permanently vacated to pursue a sublease and certain office space was permanently vacated in connection with the restructuring of Permal for the combination with EnTrust, both of which are reflected in the lease reserve liability in the table below.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2014	$55,500
Accrued charges for vacated and subleased space (1) (2)	9,023
Payments, net	(15,001)
Adjustments and other	(3,583)
Balance as of March 31, 2015	45,939
Accrued charges for vacated and subleased space (1) (2)	14,642
Payments, net	(12,689)
Adjustments and other	4,348
Balance as of March 31, 2016	$52,240

(1)	Included in Occupancy expense in the Consolidated Statements of Income (Loss)

(2)
Includes $7,212 related to the restructuring of Permal for the merger with EnTrust and $6,760 related to the integration of Batterymarch and LMGAA into QS Investors for the years ended March 31, 2016 and 2015, respectively. See Note 2 for additional information.

The following table reflects rental expense under all operating leases and servicing agreements:

	2016	2015	2014
Rental expense	$135,850	$136,414	$130,880
Less: sublease income	21,154	19,672	16,289
Net rent expense	$114,696	$116,742	$114,591

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

As of March 31, 2016, Legg Mason had commitments to invest $28,859 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2024.

As of March 31, 2016, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining contingent consideration and changes in the contingent consideration liability for each of Legg Mason's recent acquisitions. See Note 2 for additional details regarding each significant acquisition.

	RARE Infrastructure	Martin Currie	PK Investments	QS Investors	Fauchier	Total
Acquisition Date	October 21, 2015	October 1, 2014	December 31, 2015	May 30, 2014	March 13, 2013
Maximum Remaining Contingent Consideration(1)	$81,320	$467,076	$2,469	$30,000	$28,743	$609,608
Contingent Consideration Liability
Balance as of March 31, 2014	$—	$—	$—	$—	$29,553	$29,553
Initial purchase accounting accrual(2)	—	75,211	—	13,370	—	88,581
Foreign exchange and accretion	—	(5,097)	—	183	(2,436)	(7,350)
Balance as of March 31, 2015	—	70,114	—	13,553	27,117	110,784
Initial purchase accounting accrual(2)	25,000	—	2,457	—	—	27,457
Payment	—	—	—	—	(22,765)	(22,765)
Foreign exchange and accretion	2,145	(531)	12	196	662	2,484
Fair value adjustment	—	(28,361)	—	—	(5,014)	(33,375)
Balance as of March 31, 2016	$27,145	$41,222	$2,469	$13,749	$—	$84,585
Balance Sheet Classification
Current Contingent consideration	$7,001	$12,846	$—	$6,549	$—	$26,396
Non-current Contingent consideration	20,144	28,376	2,469	7,200	—	58,189
Balance as of March 31, 2016	$27,145	$41,222	$2,469	$13,749	$—	$84,585

(1)	Using the applicable exchange rate as of March 31, 2016 for amounts denominated in currencies other than the U.S. dollar.

(2)	Using the applicable exchange rate on the date of acquisition for amounts denominated in currencies other than the U.S. dollar.

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

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from asset management, securities brokerage, and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. In the normal course of its business, Legg Mason has also received subpoenas and is currently involved in governmental and industry self-regulatory agency inquiries, investigations and, from time to time, proceedings involving asset management activities. In accordance with guidance for accounting for contingencies, Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings when it is probable that a loss has been incurred and a reasonable estimate of loss can be made.

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

In management's opinion, an adequate accrual has been made as of March 31, 2016, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

As of March 31, 2016 and 2015, Legg Mason's liability for losses and contingencies was $400 and $200, respectively. During fiscal 2016, 2015, and 2014, Legg Mason incurred charges relating to litigation and other proceedings of approximately $250, $200, and $200, respectively (net of recoveries of $19,300 in fiscal 2014).

As further described in Note 2, Legg Mason may be obligated to settle noncontrolling interests related to RARE Infrastructure. The balance of the related noncontrolling interests was $67,155 as of March 31, 2016. Also, as further described in Note 11, in April 2016, in conjunction with the Permal restructuring in preparation for the combination with EnTrust, the Permal management equity plan was liquidated with the payment of $7,150 to its participants.

As further described in Note 18, subsequent to March 31, 2016, Legg Mason acquired Clarion Partners and EnTrust. Both of these acquisitions resulted in redeemable noncontrolling interests and the Clarion Partners acquisition terms included the implementation of an affiliate management equity plan.

9. EMPLOYEE BENEFITS

Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through these plans, Legg Mason can make two types of discretionary contributions. One is a profit sharing contribution to eligible plan participants based on a percentage of qualified compensation and the other is a match of employee 401(k) contributions. Matches range from 50% to 100% of employee 401(k) contributions, up to a maximum of the lesser of up to 6% of employee compensation or a specified amount up to $16 per year. Corporate profit sharing and matching contributions, together with contributions made under subsidiary plans, totaled $33,152, $27,888 and $29,355 in fiscal 2016, 2015 and 2014, respectively. In addition, employees can make voluntary contributions under certain plans.

In connection with the acquisition of Martin Currie on October 1, 2014, Legg Mason assumed the obligations of Martin Currie's defined benefit pension plan, more fully discussed in Note 2.

10. CAPITAL STOCK

At March 31, 2016, the authorized numbers of common and preferred shares were 500,000 and 4,000, respectively. At March 31, 2016 and 2015, there were 6,988 and 8,815 shares of common stock, respectively, reserved for issuance under Legg Mason's equity plans.

In May 2012, Legg Mason's Board of Directors approved a share repurchase authorization for up to $1,000,000 for purchases of common stock. All but $13,515 of the share repurchases under this authorization were completed by March 2015, and the remaining share repurchases under this authorization were completed in April 2015. In January 2015, Legg Mason's Board of Directors approved a new share repurchase authorization for up to $1,000,000 for additional repurchases of common stock. There is no expiration attached to this share repurchase authorization. During fiscal 2016, 2015, and 2014, Legg Mason purchased and retired 4,537, 6,931, and 9,677 shares of its common stock, respectively, for $209,632, $356,522, and $359,996, respectively, through open market purchases. The remaining balance of the authorized stock buyback is approximately $804,000.

As discussed in Note 6, warrants issued in connection with the repurchase of the Convertible Notes could result in the issuance of a maximum of 14,205 shares of Legg Mason common stock, subject to adjustment, if certain conditions are met.

Changes in common stock for the years ended March 31, 2016, 2015 and 2014, respectively, are as follows:

	Years Ended March 31,
	2016	2015	2014
COMMON STOCK
Beginning balance	111,469	117,173	125,341
Shares issued for:
Stock option exercises	338	718	781
Deferred compensation employee stock trust	12	44	50
Stock-based compensation	142	938	1,233
Shares repurchased and retired	(4,537)	(6,931)	(9,677)
Employee tax withholding by settlement of net share transactions	(412)	(473)	(555)
Ending balance	107,012	111,469	117,173

Dividends declared per share were $0.80, $0.64 and $0.52 for fiscal 2016, 2015 and 2014, respectively. Dividends declared but not paid at March 31, 2016, 2015 and 2014, were $22,038, $17,837 and $14,945, respectively, and are included in Other current liabilities of the Consolidated Balance Sheets.

11.  STOCK-BASED COMPENSATION

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the active equity incentive stock plan as of March 31, 2016, were 6,476. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to ten years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense for the years ended March 31, 2016, 2015, and 2014, were as follows:

	Years Ended March 31,
	2016	2015	2014
Stock options	$9,403	$11,584	$13,530
Restricted stock and restricted stock units	52,670	45,975	48,263
Employee stock purchase plan	729	673	315
Affiliate management equity plans	26,184	5,206	2,270
Non-employee director awards	1,150	1,550	1,950
Performance share units	2,766	1,056	—
Employee stock trust	25	201	160
Total stock-based compensation expense	$92,927	$66,245	$66,488

Stock Options
Stock option transactions under Legg Mason's equity incentive plans during the years ended March 31, 2016, 2015, and 2014, are summarized below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31, 2013	5,361	$53.13
Granted	1,215	33.64
Exercised	(804)	30.52
Canceled/forfeited	(971)	97.49
Options outstanding at March 31, 2014	4,801	43.02
Granted	918	47.65
Exercised	(694)	30.75
Canceled/forfeited	(593)	90.31
Options outstanding at March 31, 2015	4,432	39.58
Granted	876	54.51
Exercised	(349)	28.35
Canceled/forfeited	(453)	88.06
Options outstanding at March 31, 2016	4,506	$38.48

The total intrinsic value of options exercised during the years ended March 31, 2016, 2015, and 2014, was $5,811, $14,351, and $6,064, respectively. At March 31, 2016, the aggregate intrinsic value of options outstanding was $11,009.

The following information summarizes Legg Mason's stock options outstanding at March 31, 2016:

Exercise Price Range	Option Shares Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)
$ 14.81 - $ 25.00	567	$23.68	4.10
25.01 - 35.00	1,706	31.88	3.39
35.01 - 55.18	2,233	47.28	6.27
	4,506

At March 31, 2016, 2015, and 2014, options were exercisable for 2,544, 2,202, and 2,531 shares, respectively, and the weighted-average exercise price was $32.22, $41.50, and $54.04, respectively. Stock options exercisable at March 31, 2016, have a weighted-average remaining contractual life of 3.9 years. At March 31, 2016, the aggregate intrinsic value of exercisable shares was $9,070.

The following summarizes Legg Mason's stock options exercisable at March 31, 2016:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share
$ 14.81 - $ 25.00	391	$23.67
25.01 - 35.00	1,702	31.88
35.01 - 55.18	451	40.94
	2,544

The following information summarizes unvested stock options under Legg Mason's equity incentive plans for the year ended March 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Shares unvested at March 31, 2015	2,230	$11.73
Granted	876	11.26
Vested	(1,074)	11.82
Canceled/forfeited	(70)	11.62
Shares unvested at March 31, 2016	1,962	$11.48

For the years ended March 31, 2016, 2015, and 2014, income tax benefits related to stock options were $3,730, $4,681, and $5,244, respectively. Unamortized compensation cost at March 31, 2016, was $13,480 and was related to unvested options for 1,962 shares. The unamortized compensation cost at March 31, 2016, is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from exercises of stock options under Legg Mason's equity incentive plans was $9,516, $22,069, and $23,818 for the years ended March 31, 2016, 2015, and 2014, respectively. The tax benefit expected to be realized for the tax deductions from these option exercises totaled $1,962, $4,856, and $1,815 for the years ended March 31, 2016, 2015, and 2014, respectively.

The weighted-average fair value of service-based stock options granted during the years ended March 31, 2016, 2015, and 2014, excluding those granted to our Chief Executive Officer in May 2013 discussed below, using the Black-Scholes option pricing model, was $11.26, $12.03, and $12.13 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2016, 2015, and 2014:

	Years Ended March 31,
	2016	2015	2014
Expected dividend yield	1.18%	1.04%	1.54%
Risk-free interest rate	1.44%	1.51%	0.80%
Expected volatility	24.37%	29.53%	45.08%
Expected life (in years)	4.97	4.94	4.93

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

The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Restricted stock and restricted stock unit transactions during the years ended March 31, 2016, 2015, and 2014, are summarized below:

	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31, 2013	3,738	$27.99
Granted	1,369	35.66
Vested	(1,622)	28.66
Canceled/forfeited	(151)	29.04
Unvested shares at March 31, 2014	3,334	30.77
Granted	1,236	48.03
Vested	(1,330)	30.92
Canceled/forfeited	(190)	35.95
Unvested shares at March 31, 2015	3,050	37.38
Granted	1,332	48.95
Vested	(1,261)	34.91
Canceled/forfeited	(63)	42.09
Unvested shares at March 31, 2016	3,058	$43.34

The restricted stock and restricted stock units were non-cash transactions. For the years ended March 31, 2016, 2015, and 2014, Legg Mason recognized income tax benefits related to restricted stock and restricted stock unit awards of $20,597, $18,246, and $18,575, respectively. Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards for 3,058 shares not yet recognized at March 31, 2016, was $81,271 and is expected to be recognized over a weighted-average period of 1.7 years.

In connection with the change in Legg Mason's Chief Executive Officer in September 2012, 325 shares of restricted stock were granted to certain executives and key employees, of which the vesting of 85 of these shares was accelerated in connection with the termination of the recipients' employment. The remaining shares vested on March 31, 2014.

Affiliate Management Equity Plans
Effective March 1, 2016, Legg Mason executed agreements with the management of its existing wholly-owned subsidiary, Royce, regarding employment arrangements with Royce management, revised revenue sharing, and the implementation of a management equity plan for its key employees. Under the management equity plan, minority equity interests equivalent to 16.9% in the Royce entity were issued to its management team. These interests allow the holders to receive quarterly distributions of Royce's net revenues in amounts equal to the percentage of ownership represented by the equity they hold. The previously existing revenue sharing arrangement was terminated with an arrangement under the plan whereby the percentage of Royce net revenues reserved to pay all expenses (including bonus awards), was reduced to reflect the percentage of revenues paid under the equity units and an increased percentage to Legg Mason. Legg Mason receives a permanent increase of two percent of Royce's net revenues over the percentage provided for in the prior revenue sharing arrangement, phased in over a 13-month period. The management equity plan also provides an option for the issuance of additional equity over the next three years. Current and future grants under the plan vest immediately and, upon issuance, the related grant-date fair value of equity units will be recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) and reflected in the Consolidated Balance Sheets as Nonredeemable noncontrolling interest. As a result of the implementation of the management equity plan, Legg Mason incurred a non-cash charge of $21,400 in the year ended March 31, 2016. As of March 31, 2016, the redemption amount of units under the plan was $22,202.

In conjunction with the December 2012 modification of employment and other arrangements with certain employees of its subsidiary, Permal, Legg Mason completed implementation of a management equity plan during the quarter ended June 30, 2013. On March 31, 2014, a similar management equity plan was implemented by Legg Mason for certain employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge"). The plans better align the interests of each affiliate's management with those of Legg Mason and its shareholders, and provide for, among other things, higher margins at specified higher revenue levels. The affiliate management equity plans entitle certain key employees of each affiliate to participate in 15% of the future growth, if any, of the respective affiliates' enterprise value (subject to appropriate discounts) subsequent to the date of grant. Current and future grants under the plans vest 20% annually for five years. Independent valuations determined the aggregate cost of the awards to be approximately $9,000 and $16,000 for Permal and ClearBridge, respectively, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting periods, through December 2017 and March 2019, respectively. Total compensation expense related to the Permal and ClearBridge affiliate management equity plans was $4,784, $5,206, and $2,270 for the years ended March 31, 2016, 2015, and 2014, respectively. Both arrangements provide that one-half of the respective cost will be absorbed by the affiliates' incentive pool. Once vested, plan units can be put to Legg Mason for settlement at fair value, beginning one year after the holder terminates their employment. Legg Mason can also call plan units, generally post employment, for settlement at fair value. Changes in control of Legg Mason or either affiliate do not impact vesting, settlement or other provisions of the units. However, upon sale of substantially all of the affiliate's assets, the vesting of the respective units would accelerate and participants would receive a fair value payment in respect of their interests under the plan. Future grants of additional plan units will dilute the participation of existing outstanding units in 15% of the future growth of the respective affiliates' enterprise value, if any, subsequent to the related future grant date, for which additional compensation expense would be incurred. Further, future grants under either plan will not entitle the plan participants, collectively, to more than an aggregate 15% of the future growth of the respective affiliate's enterprise value. Upon vesting, the grant-date fair value of vested plan units will be reflected in the Consolidated Balance Sheets as Redeemable noncontrolling interests through an adjustment to additional paid-in capital. Thereafter, redeemable noncontrolling interests will continue to be adjusted to the ultimate maximum estimated redemption value over the expected term, through retained earnings adjustments. As of March 31, 2016, the redemption amount of vested units under the ClearBridge plan, as if they were currently redeemable, aggregated approximately $22,160. In April 2016, in conjunction with the Permal restructuring in preparation for the combination with EnTrust, the Permal management equity plan was liquidated with the payment of $7,150 to its participants, and the remaining $3,481 unamortized cost was expensed.

Other
Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4,500 total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 15% contribution towards purchases, which is charged to earnings. Legg Mason’s contribution increased from 10% to 15% in January 2014. During the fiscal years ended March 31, 2016, 2015, and 2014, approximately 134, 107, and 85 shares, respectively, have been purchased in the open market on behalf of participating employees.

Legg Mason also has an equity plan for non-employee directors. Under the current equity plan, directors may elect to receive shares of stock or restricted stock units. Prior to a July 19, 2007 amendment to the Plan, directors could also elect to receive stock options, which were immediately exercisable at a price equal to the market value of the shares on the date of grant and have a term of not more than ten years. Shares, options, and restricted stock units issuable under this equity plan are limited to 625 in aggregate, of which 384 and 359 shares were issued as of March 31, 2016 and 2015, respectively. As of March 31, 2016 and 2015, non-employee directors held no stock options, and as of March 31, 2014, non-employee directors held 32 stock options, which are included in the outstanding options table. During the years ended March 31, 2016, 2015, and 2014, non-employee directors did not exercise any stock options. During the year ended March 31, 2016, there were no stock options canceled or forfeited from the current equity plan and during the years ended March 31, 2015 and 2014, there were 32 and 26 stock options canceled or forfeited from the current equity plan for non-employee directors, respectively. For the year ended March 31, 2014, there were 54 stock options canceled or forfeited related to an equity plan for non-employee directors which was discontinued in July 2005. As of March 31, 2016, 2015, and 2014, non-employee directors held 53, 45, and 64 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. During the years ended March 31, 2016, 2015 and 2014, non-employee directors were granted 9, 8, and 12 restricted stock units, respectively, and 16, 23, and 47 shares of common stock, respectively. During the year ended March 31, 2016, there were no restricted stock units distributed, and during the years ended March 31, 2015, and 2014, there were 27 and 39 restricted stock units distributed, respectively.

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

	2016	2015
Expected dividend yield	1.46%	1.33%
Risk-free interest rate	0.86%	0.75%
Expected volatility	22.63%	30.81%

During fiscal 2012, Legg Mason established a long-term incentive plan (the "LTIP") under its equity incentive plan, which provided an additional element of compensation that is based on performance, determined as the achievement of a pre-defined amount of Legg Mason’s cumulative adjusted earnings per share over a three year performance period. Under the LTIP, executive officers were granted cash value performance units in the quarter ended September 2012 for a total targeted amount of $1,850. The September 2012 grant performance period ended March 31, 2015, and resulted in a payment amount of $1,000 that was settled in cash on May 31, 2015.

Deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in an elective plan. The vesting in the plan is immediate and the plan provides for discounts of up to 10% on contributions and dividends. Effective January 1, 2015, there will be no additional contributions to the plan, with the remaining 271 shares reserved for future dividend distributions. During fiscal 2016, 2015, and 2014, Legg Mason issued 12, 44, and 51 shares, respectively, under the plan with a weighted-average fair value per share at the grant date of $41.82, $45.83, and $31.90, respectively. The undistributed shares issued under this plan are held in a rabbi trust. Assets of the rabbi trust are consolidated with those of the employer, and the value of the employer's stock held in the rabbi trust is classified in stockholders' equity and accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to the rabbi trust and the corresponding liability related to the deferred compensation plan are presented as components of stockholders' equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trust at March 31, 2016, 2015 and 2014, were 583, 660 and 672, respectively.

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

Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive. For periods with a Net Loss Attributable to Legg Mason, Inc., potential common shares are considered antidilutive and are therefore, excluded from the calculation.

During fiscal 2016, 2015, and 2014, pursuant to the $1,000,000 share repurchase authorization discussed in Note 10, Legg Mason purchased and retired 4,537, 6,931, and 9,677 shares of its common stock, respectively, for $209,632, $356,522, and $359,996, respectively, through open market purchases. These total repurchases reduced weighted-average shares outstanding by 2,564, 3,528, and 4,908 shares for the years ended March 31, 2016, 2015, and 2014, respectively.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

The following table presents the computations of basic and diluted EPS:

	Years Ended March 31,
	2016	2015	2014
Basic weighted-average shares outstanding for EPS	107,406	112,019	121,941
Potential common shares:
Dilutive employee stock options	—	1,227	442
Diluted weighted-average shares outstanding for EPS	107,406	113,246	122,383

Net Income (Loss) Attributable to Legg Mason, Inc.	$(25,032)	$237,080	$284,784
Less: Earnings (distributed and undistributed) allocated to participating securities	2,288	6,340	—
Net Income (Loss) (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$(27,320)	$230,740	$284,784

Net Income (Loss) per share Attributable to Legg Mason, Inc. Shareholders
Basic	$(0.25)	$2.06	$2.34
Diluted	$(0.25)	$2.04	$2.33

The weighted-average shares for the years ended March 31, 2016 and 2015, exclude weighted-average unvested restricted shares deemed to be participating securities of 2,831 and 3,065, respectively.

The diluted EPS calculations for the years ended March 31, 2016, 2015, and 2014, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of the Convertible Notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive.
The diluted EPS calculation for the year ended March 31, 2016, excludes 814 potential common shares that are antidilutive due to the net loss in the year. Options to purchase 1,319 and 2,620 shares for the years ended March 31, 2015 and 2014, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and therefore, the options are deemed antidilutive.
Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met. Unvested restricted shares for the years ended March 31, 2016, 2015, and 2014, were antidilutive and therefore do not further impact diluted EPS.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes cumulative foreign currency translation adjustments and gains and losses on defined benefit pension plans. The change in the accumulated translation adjustments for fiscal 2016 and 2015, primarily resulted from the impact of changes in the Brazilian real, British pound, the Australian dollar, the Canadian dollar, and the Singaporean dollar, in relation to the U.S. dollar on the net assets of Legg Mason's subsidiaries in Brazil, the U.K., Australia, Canada and Singapore, for which the real, the pound, the Australian dollar, Canadian dollar, and the Singaporean dollar, are the functional currencies, respectively.
A summary of Legg Mason's accumulated other comprehensive loss as of March 31, 2016 and 2015, is as follows:

	2016	2015
Foreign currency translation adjustment	$(59,672)	$(51,147)
Net actuarial losses on defined benefit pension plan	(6,821)	(9,595)
Total Accumulated other comprehensive loss	$(66,493)	$(60,742)

There were no significant amounts reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) for the years ended March 31, 2016, 2015, or 2014, except for $405, net of income tax provision of $233, realized on the termination of a reverse treasury rate lock contract, in the year ended March 31, 2015 as further described in Note 6.

14. NONCONTROLLING INTERESTS

Net income (loss) attributable to noncontrolling interests for the years ended March 31, included the following amounts:

	Years Ended March 31,
	2016	2015	2014
Net income (loss) attributable to redeemable noncontrolling interests	$(8,680)	$5,629	$1,881
Net income attributable to nonredeemable noncontrolling interests	802	—	—
Net income reclassified to appropriated retained earnings for consolidated investment vehicle	—	—	(4,829)
Total	$(7,878)	$5,629	$(2,948)

Total redeemable and nonredeemable noncontrolling interests for the years ended March 31, included the following amounts:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests(2)	Management equity plans	Total	Nonredeemable noncontrolling interests(3)
Value as of March 31, 2013	$19,754	$1,255	$—	$21,009	$—
Net income attributable to noncontrolling interests	1,540	341	—	1,881	—
Net subscriptions (redemptions)	20,678	(240)	—	20,438	—
Vesting/change in estimated redemption value of affiliate management equity plan interests	—	—	1,816	1,816	—
Value as of March 31, 2014	41,972	1,356	1,816	45,144	—
Net income attributable to noncontrolling interests	5,061	568	—	5,629	—
Net subscriptions (redemptions)	(10,484)	25	—	(10,459)	—
Vesting/change in estimated redemption value of affiliate management equity plan interests	—	—	5,206	5,206	—
Value as of March 31, 2015	36,549	1,949	7,022	45,520	—
Net income (loss) attributable to noncontrolling interests	(11,052)	2,372	—	(8,680)	802
Net subscriptions (redemptions)	68,639	(1,981)	—	66,658	—
Grants/settlements of affiliate management equity plan interests	—	—	(345)	(345)	21,400
Business acquisition	—	62,722	—	62,722	—
Foreign exchange	—	3,860	—	3,860	—
Vesting/change in estimated redemption value of affiliate management equity plan interests	—	—	6,050	6,050	—
Value as of March 31, 2016	$94,136	$68,922	$12,727	$175,785	$22,202

(1)	Principally related to VIE and seeded investment products.

(2)	Principally related to RARE Infrastructure.

(3)	Related to Royce.

15. DERIVATIVES AND HEDGING

The disclosures below detail Legg Mason’s derivatives and hedging activities excluding the derivatives and hedging activities of CIVs. See Note 17, Variable Interest Entities and Consolidated Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, Australian dollar, British pound, euro, Japanese yen, and Singapore dollar. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded in the Consolidated Balance Sheets as of March 31, 2016 and 2015, were $8,650 and $6,042, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of March 31, 2016 and 2015, were $18,079 and $8,665, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments.

With the exception of the interest rate swap contract and reverse treasury rate lock contract discussed in Note 6, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended March 31, 2016, 2015, or 2014. As of March 31, 2016, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $334,640 and open futures contracts relating to seed capital investments with aggregate notional values totaling $127,736. These amounts are representative of the level of non-hedge designation derivative activity throughout fiscal 2016. As of March 31, 2016, the weighted-average remaining contract terms for both currency forward contracts and futures contracts relating to seed capital investments were three months.

As discussed in Note 6, subsequent to March 31, 2016, Legg Mason executed a 4.67-year, amortizing interest rate swap, and terminated the previously existing interest rate swap.

The following table presents the derivative assets and related offsets, if any, as of March 31, 2016:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2016

Derivative instruments designated as hedging instruments (See Note 6)
Interest rate swap	$—	$—	$—	$7,599	$—	$7,599

Derivative instruments not designated as hedging instruments
Currency forward contracts	1,933	(963)	970	—	—	970
Futures contracts relating to seed capital investments	—	—	—	81	1,840	1,921
Total derivative instruments not designated as hedging instruments	1,933	(963)	970	81	1,840	2,891
Total derivative instruments	$1,933	$(963)	$970	$7,680	$1,840	$10,490

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2016:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2016

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(16,364)	$280	$(16,084)	$—	$—	$(16,084)
Futures contracts relating to seed capital investments	—	—	—	(1,995)	5,920	3,925
Total derivative instruments not designated as hedging instruments	$(16,364)	$280	$(16,084)	$(1,995)	$5,920	$(12,159)

The following table presents the derivative assets and related offsets, if any, as of March 31, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2015

Derivative instruments designated as hedging instruments (See Note 6)
Interest rate swap	$—	$—	$—	$5,462	$—	$5,462

Derivative instruments not designated as hedging instruments
Currency forward contracts	781	(259)	522	—	—	522
Futures and forward contracts relating to seed capital investments	75	(17)	58	—	—	58
Total derivative instruments not designated as hedging instruments	856	(276)	580	—	—	580
Total derivative instruments	$856	$(276)	$580	$5,462	$—	$6,042

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2015:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2015

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(8,623)	$2,327	$(6,296)	$—	$—	$(6,296)
Futures and forward contracts relating to seed capital investments	—	—	—	(2,369)	8,343	5,974
Total derivative instruments not designated as hedging instruments	$(8,623)	$2,327	$(6,296)	$(2,369)	$8,343	$(322)

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

		Years Ended March 31,
		2016		2015		2014
	Income Statement Classification	Gains	Losses	Gains	Losses	Gains	Losses

Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$7,887	$(19,547)	$5,150	$(16,518)	$7,098	$(2,617)
Seed capital investments	Other non-operating income (expense)	547	(1,611)	2,491	(259)	56	(1,719)
Other non-operating activities(1)	Other non-operating income (expense)	—	(4,493)	—	—	—	—
Futures and forward contracts relating to seed capital investments	Other non-operating income (expense)	11,270	(9,206)	10,801	(15,413)	2,471	(19,403)

Total gain (loss) from derivatives not designated as hedging instruments		19,704	(34,857)	18,442	(32,190)	9,625	(23,739)
Derivatives designated as hedging instruments (See Note 6)
Interest rate swap	Interest expense	5,710	—	5,462	—	—	—
Reverse treasury rate lock	Other non-operating income (expense)	—	—	638	—	—	—
Total		$25,414	$(34,857)	$24,542	$(32,190)	$9,625	$(23,739)
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

Revenues by geographic location are primarily based on the geographic location of the advisor or the domicile of fund families managed by Legg Mason.

The table below reflects our revenues and long-lived assets by geographic region as of March 31:

	2016	2015	2014
OPERATING REVENUES
United States	$1,868,076	$1,977,975	$1,874,328
United Kingdom	338,552	398,729	436,542
Other International	454,216	442,402	430,887
Total	$2,660,844	$2,819,106	$2,741,757
INTANGIBLE ASSETS, NET AND GOODWILL
United States	$3,134,267	$3,135,226	$3,127,654
United Kingdom	820,730	1,062,332	879,946
Other International	671,004	455,286	404,696
Total	$4,626,001	$4,652,844	$4,412,296

17. VARIABLE INTEREST ENTITIES AND CONSOLIDATED INVESTMENT VEHICLES

As further discussed in Notes 1 and 3, in accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment vehicles, some of which are designated as CIVs. As of March 31, 2016, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of March 31, 2016, 2015, and 2014, despite significant third party investments in this product.

As of March 31, 2016, 2015, and 2014, Legg Mason also concluded it was the primary beneficiary of 14, 17, and 17, respectively, employee-owned funds it sponsors, which were consolidated and reported as CIVs.

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

Legg Mason's investment in CIVs, as of March 31, 2016 and 2015, was $13,641 and $15,553, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs in the Consolidated Balance Sheets as of March 31, 2016 and 2015, respectively, and the Consolidated Statements of Income (Loss) for the years ended March 31, 2016, 2015, and 2014, respectively:
Consolidating Balance Sheets

	March 31, 2016				March 31, 2015
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current Assets	$2,288,080	$110,715	$(13,667)	$2,385,128	$1,879,941	$56,929	$(15,583)	$1,921,287
Non-current assets	5,135,318	—	—	5,135,318	5,143,547	—	—	5,143,547
Total Assets	$7,423,398	$110,715	$(13,667)	$7,520,446	$7,023,488	$56,929	$(15,583)	$7,064,834
Current Liabilities	$837,031	$4,548	$(26)	$841,553	$808,640	$6,436	$(30)	$815,046
Non-current liabilities	2,267,343	—	—	2,267,343	1,719,367	—	—	1,719,367
Total Liabilities	3,104,374	4,548	(26)	3,108,896	2,528,007	6,436	(30)	2,534,413
Redeemable Non-controlling interests	81,649	94,027	109	175,785	8,971	29,397	7,152	45,520
Total Stockholders’ Equity	4,237,375	12,140	(13,750)	4,235,765	4,486,510	21,096	(22,705)	4,484,901
Total Liabilities and Equity	$7,423,398	$110,715	$(13,667)	$7,520,446	$7,023,488	$56,929	$(15,583)	$7,064,834

(1)	Other represents consolidated sponsored investment vehicles that are not designated as CIVs.

Consolidating Statements of Income (Loss)

	Year Ended March 31, 2016
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$2,661,162	$—	$(318)	$2,660,844
Total Operating Expenses	2,609,870	466	(323)	2,610,013
Operating Income (Loss)	51,292	(466)	5	50,831
Total Other Non-Operating Income (Expense)	(65,458)	(12,757)	2,166	(76,049)
Income (Loss) Before Income Tax Provision (Benefit)	(14,166)	(13,223)	2,171	(25,218)
Income tax provision (benefit)	7,692	—	—	7,692
Net Income (Loss)	(21,858)	(13,223)	2,171	(32,910)
Less: Net income (loss) attributable to noncontrolling interests	3,174	—	(11,052)	(7,878)
Net Income (Loss) Attributable to Legg Mason, Inc.	$(25,032)	$(13,223)	$13,223	$(25,032)

(1)	Other represents consolidated sponsored investment vehicles that are not designated as CIVs.

	Year Ended March 31, 2015
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$2,819,827	$—	$(721)	$2,819,106
Total Operating Expenses	2,320,709	906	(728)	2,320,887
Operating Income (Loss)	499,118	(906)	7	498,219
Total Other Non-Operating Income (Expense)	(136,186)	5,883	77	(130,226)
Income Before Income Tax Provision	362,932	4,977	84	367,993
Income tax provision	125,284	—	—	125,284
Net Income	237,648	4,977	84	242,709
Less: Net income attributable to noncontrolling interests	568	—	5,061	5,629
Net Income (Loss) Attributable to Legg Mason, Inc.	$237,080	$4,977	$(4,977)	$237,080

	Year Ended March 31, 2014
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$2,743,707	$—	$(1,950)	$2,741,757
Total Operating Expenses	2,310,444	2,376	(1,956)	2,310,864
Operating Income (Loss)	433,263	(2,376)	6	430,893
Total Other Non-Operating Income (Expense)	(10,333)	2,445	(3,364)	(11,252)
Income Before Income Tax Provision (Benefit)	422,930	69	(3,358)	419,641
Income tax provision	137,805	—	—	137,805
Net Income (Loss)	285,125	69	(3,358)	281,836
Less: Net income (loss) attributable to noncontrolling interests	341	—	(3,289)	(2,948)
Net Income (Loss) Attributable to Legg Mason, Inc.	$284,784	$69	$(69)	$284,784
Other non-operating income (expense) includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

Legg Mason had no financial liabilities of CIVs carried at fair value as of March 31, 2016 or 2015. The fair value of the financial assets of CIVs were determined using the following categories of inputs as of March 31, 2016 and 2015:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2016
Assets:
Trading investments:
Hedge funds	$922	$7,138	$10,084	$18,144
Proprietary funds	22,327	8,244	—	30,571
Total trading investments	$23,249	$15,382	$10,084	$48,715

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2015
Assets:
Trading investments:
Hedge funds	$1,108	$4,412	$14,093	$19,613
Proprietary funds	28,387	—	—	28,387
Total trading investments	$29,495	$4,412	$14,093	$48,000

Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance. During the quarter ended June 30, 2014, the CLO substantially liquidated and was not consolidated as of March 31, 2015.

The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the years ended March 31, 2016 and 2015, are presented in the tables below:

	Value as of March 31, 2015	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2016
Assets:
Hedge funds	$14,093	$251	$(1,455)	$(825)	$(526)	$(1,454)	$10,084

	Value as of March 31, 2014	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2015
Assets:
Hedge funds	$17,888	$2,580	$(5,761)	$—	$78	$(692)	$14,093
Private equity funds	31,810	4,727	(3,124)	(34,042)	—	629	—
	$49,698	$7,307	$(8,885)	$(34,042)	$78	$(63)	$14,093
Liabilities:
CLO debt	$(79,179)	$—	$—	$79,179	$—	$—	$—
Total realized and unrealized gains, net						$(63)

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs in the Consolidated Statements of Income (Loss). The change in unrealized losses for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $2,580 and $79 for the years ended March 31, 2016 and 2015, respectively.

There were no transfers between Level 1 and Level 2 during either of the years ended March 31, 2016 and 2015.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of March 31, 2016 and 2015, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of March 31, 2016
Category of Investment	Investment Strategy	March 31, 2016		March 31, 2015	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$18,144	(1)	$19,613	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 5% daily redemption; 13% monthly redemption; 10% quarterly redemption; and 72% are subject to three to five year lock-up or side pocket provisions.

There are no current plans to sell any of these investments held as of March 31, 2016.

As of March 31, 2014, Legg Mason elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO. Legg Mason did not elect the fair value option for any assets or liabilities as of March 31, 2016 or 2015, as the CLO was no longer consolidated.

During the year ended March 31, 2014, total net losses of $5,914, were recognized in Other non-operating income (losses) of CIVs, net, in the Consolidated Statements of Income (Loss) related to assets and liabilities for which the fair value option was elected. CLO loans and CLO debt measured at fair value have floating interest rates; therefore, substantially all of the estimated gains and losses included in earnings for the year ended March 31, 2014, were attributable to instrument specific credit risk.

As of March 31, 2016 and 2015, there were no derivative liabilities of CIVs. Gains and (losses) of $1,311 and $(1,537), respectively, for the year ended March 31, 2014, related to derivative liabilities of CIVs are included in Other non-operating income (loss) of CIVs.

As of March 31, 2016 and 2015, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of March 31, 2016		As of March 31, 2015
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
CLOs	$—	$288	$—	$1,146
Real Estate Investment Trust	9,540	14,595	13,026	18,096
Other sponsored investment funds	22,551	27,852	21,983	34,463
Total	$32,091	$42,735	$35,009	$53,705

(1)	Includes $32,091 and $27,463 related to investments in proprietary funds products as of March 31, 2016 and 2015, respectively.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $17,170,697 and $19,527,670 as of March 31, 2016 and 2015, respectively.

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

18. SUBSEQUENT EVENTS

Clarion Partners
On April 13, 2016, Legg Mason acquired a majority equity interest in Clarion Partners, a diversified real estate asset management firm based in New York. Clarion Partners managed approximately $41,500,000 in AUM as of April 30, 2016. Under the terms of the transaction, Legg Mason acquired an 82% ownership interest in Clarion Partners for a cash payment of $577,458, which was funded with a portion of the proceeds from the issuance of the 2026 Notes and the 2056 Notes in March 2016. In addition, Legg Mason paid $16,000 for certain co-investments on a dollar-for-dollar basis. The Clarion Partners management team retained 18% of the outstanding equity in Clarion Partners. In addition, Legg Mason implemented an affiliate management equity plan for the management team of Clarion Partners. The affiliate management equity plan entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. The initial grant under the plan vests immediately. The firm's previous majority owner sold its entire ownership interest in the transaction. The noncontrolling interests held by the management team can be put by the holders or called by Legg Mason for settlement at fair value starting after three years from the closing of the agreement. The holders' put is limited to certain amounts, which increase in years four and five. The acquired assets and liabilities and related results of operations of Clarion Partners will be included in Legg Mason's financial statements, subsequent to the acquisition. Due to the timing of the acquisition, purchase accounting adjustments and related disclosures require additional analysis and are not currently possible. During fiscal 2016, there were $2,807 of costs incurred in connection with the acquisition of Clarion Partners.

EnTrust
On May 2, 2016, Legg Mason closed the transaction to combine Permal, Legg Mason's existing hedge fund platform, with EnTrust. EnTrust is an alternative asset management firm headquartered in New York with approximately $10,000,000 in AUM and approximately $2,000,000 in assets under advisement and committed capital at closing, and largely complementary investment strategies, investor base, and business mix to Permal. As a result of the combination, Legg Mason owns 65% of the new entity, branded EnTrustPermal, with the remaining 35% owned by EnTrust's co-founder and managing partner. The noncontrolling interests can be put by the holder or called by Legg Mason for settlement at fair value starting after five years from the closing of the agreement. The transaction included a cash payment of $400,000, which was funded with borrowings under Legg Mason's revolving credit facility, as well as a portion of the proceeds from the issuance of the 4.75% Senior Notes due 2026 and the 6.375% Junior Subordinated Notes due 2056 in March 2016. The acquired assets and liabilities and related results of operations of EnTrust will be included in Legg Mason's financial statements, subsequent to the acquisition. Due to the timing of the acquisition, purchase accounting adjustments and related disclosures require additional analysis and are not currently possible. During fiscal 2016, there were $3,492 of costs incurred in connection with the acquisition of EnTrust.

In connection with the combination, Legg Mason expects to incur total restructuring and transition-related costs of approximately $100,000, of which $43,296 was incurred in fiscal 2016. See Note 2 for further discussion of the restructuring and transition-related costs.

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts or unless otherwise noted)
(Unaudited)

	Quarter Ended
Fiscal 2016(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$619,551	$659,557	$673,086	$708,650
Operating Expenses	585,648	900,202	540,056	584,107
Operating Income (Loss)	33,903	(240,645)	133,030	124,543
Other Non-Operating Income (Expense)	(27,455)	(1,616)	(42,464)	(4,514)
Income before Income Tax Provision (Benefit)	6,448	(242,261)	90,566	120,029
Income tax provision (benefit)	58,606	(103,651)	27,647	25,090
Net Income (Loss)	(52,158)	(138,610)	62,919	94,939
Less: Net income (loss) attributable to noncontrolling interests	(6,885)	16	(1,400)	391
Net Income (Loss) Attributable to Legg Mason, Inc.	$(45,273)	$(138,626)	$64,319	$94,548

Net Income (Loss) per share Attributable to Legg Mason, Inc. Shareholders:
Basic	$(0.43)	$(1.31)	$0.58	$0.85
Diluted	(0.43)	(1.31)	0.58	0.84
Cash dividend declared per share	0.20	0.20	0.20	0.20
Stock price range:
High	$39.97	$46.41	$52.61	$55.88
Low	24.93	37.84	40.60	50.39
Assets Under Management (in millions):
End of period	$669,615	$671,474	$672,136	$699,166
Average	662,323	683,006	687,173	703,860

(1)	Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

As of May 17, 2016, the closing price of Legg Mason's common stock was $31.60.

	Quarter Ended
Fiscal 2015(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$702,346	$718,984	$703,895	$693,881
Operating Expenses	573,396	599,616	573,540	574,335
Operating Income	128,950	119,368	130,355	119,546
Other Non-Operating Income (Expense)	(2,115)	(1,303)	(121,530)	(5,278)
Income before Income Tax Provision	126,835	118,065	8,825	114,268
Income tax provision	42,807	38,017	3,804	40,656
Net Income	84,028	80,048	5,021	73,612
Less: Net income attributable to noncontrolling interests	1,069	3,012	124	1,424
Net Income Attributable to Legg Mason, Inc.	$82,959	$77,036	$4,897	$72,188

Net Income per share Attributable to Legg Mason, Inc. Shareholders:
Basic	$0.73	$0.67	$0.04	$0.62
Diluted	0.73	0.67	0.04	0.61
Cash dividend declared per share	0.16	0.16	0.16	0.16
Stock price range:
High	$59.19	$57.15	$52.00	$51.80
Low	52.16	45.78	45.68	43.25
Assets Under Management (in millions):
End of period	$702,724	$709,086	$707,834	$704,295
Average	707,143	710,948	704,148	691,337

(1)	Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.

As of March 31, 2016, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurance basis. Other than as described below, there have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

In January 2016, Legg Mason deployed a new financial reporting system. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation and improved business processes. This system implementation was significant in scale and complexity and resulted in modification to certain internal controls.

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

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information about our Directors required by this item will be contained under the caption “Election of Directors” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of This Report for information regarding certain of our executive officers. The process by which our stockholders may recommend nominees to our Board of Directors and any material changes to that process will be discussed in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the caption “Corporate Governance - Director Nomination Process.” That information is incorporated herein by reference to the proxy statement.

Our Board of Directors has an Audit Committee, a Compensation Committee, a Finance Committee, a Nominating & Corporate Governance Committee and a Risk Committee. Information about our Board of Directors' determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained under the caption “Election of Directors - Committees of the Board-Board Meetings - Audit Committee” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in the proxy statement under the heading “Election of Directors - Committees of the Board - Board Meetings - Audit Committee” and is also incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be contained under the captions “Election of Directors - Compensation of Directors,” "Election of Directors - Relationship of Compensation and Risk," “Executive Compensation,” “Compensation Committee Interlocks, Insider Participation and Certain Transactions” and “Compensation Committee Report” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information about security ownership of management, directors, and certain beneficial owners required by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of March 31, 2016.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	6,996,452	(1)	$38.48	(2)	9,238,443	(3)(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	6,996,452		$38.48		9,238,443	(3)(4)

(1)
Includes 583,260 shares of Legg Mason Common Stock (“Common Stock”) that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock. Also includes 53,392 restricted stock units granted to non-employee directors as equity compensation that are converted into shares of Common Stock on a one-for-one basis upon distribution.

(2)
Weighted-average exercise price does not include phantom stock units or restricted stock units that will be converted into Common Stock on a one-for-one basis upon distribution at no additional cost, and were granted as described in footnote (1).

(3)
In addition, 271,211 shares of Common Stock may be issued under the Legg Mason & Co, LLC Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).

(4)
6,475,664 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 240,881 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as grants of stock or restricted stock units. 2,521,898 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained under the captions “Compensation Committee Interlocks, Insider Participation and Certain Transactions,” “Corporate Governance - Policies and Procedures Regarding Related Party Transactions” and “Corporate Governance - Independent Directors” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be contained under the caption “Proposed Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

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
4.15
Base Indenture for Senior Notes between Legg Mason, Inc., as Issuer, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-209616) on Form S-3ASR, dated February 19, 2016)

4.16
Fourth Supplemental Indenture, dated as of March 22, 2016, between Legg Mason, Inc., as Issuer, and The Bank New York Mellon, as Trustee(incorporated by reference to Legg Mason's Current Report on Form 8-K filed on March 22, 2016 )

4.17
4.17	Form of 4.750% Senior Note due 2026(incorporated by reference to Legg Mason's Current Report on Form 8-K filed on March 22, 2016 )
4.18
Form of Indenture for Junior Subordinated Notes between Legg Mason, Inc., as Issuer and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement (Registration No. 333-209616) on Form S-3ASR, dated February 19, 2016)

4.19
First Supplemental Indenture, dated as of March 14, 2016, between Legg Mason, Inc., as Issuer, and The Bank New York Mellon, as Trustee (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on March 14, 2016 )

4.20	Form of 6.375% Junior Subordinated Note due 2056 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on March 14, 2016 )
10.1	Legg Mason, Inc. Non-Employee Director Equity Plan, as amended (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)*
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
10.7
Form of Non-Qualified Stock Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2015)*

10.8
Non-Qualified Stock Option Agreement dated as of May 2, 2013 between Legg Mason, Inc. and Joseph A. Sullivan (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 2, 2013)*

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

10.16	Agreement dated December 16, 2013 between Legg Mason & Co., LLC and Thomas K. Hoops (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013)*
10.17
Legg Mason, Inc. Deferred Compensation Fund Plan, amended and restated effective September 1, 2014 (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)*

10.18	Form of Performance Share Unit Award Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith*
10.19
Form of director's service agreement dated April 1, 2013 between Legg Mason & Co (UK) Limited and Terence Johnson, (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2013)*

10.20
Form of director's service agreement dated April 1, 2015 between Legg Mason & Co (UK) Limited and Ursula Schliessler (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2015)*

10.21
Credit Agreement, dated as of December 29, 2015, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on December 31, 2015)

10.22
First Amendment, dated as of March 31, 2016, to the Credit Agreement, dated as of December 29, 2015, by and among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on April 1, 2016)

10.23
Transaction Agreement, dated as of January 22, 2016, by and among EnTrustPermal Group Holdings LLC, a Delaware limited liability company, EP Partners Holdings LLC, a Delaware limited liability company, GH Onshore GP LLC, a Delaware limited liability company, and GH EP Holdings LLC, a Delaware limited liability company and EnTrustPermal LLC, a Delaware limited liability company, and solely for certain purposes specified therein,  Gregg S. Hymowitz and Legg Mason, Inc. (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q filed on February 9, 2016)

10.24
Amended and Restated Standstill Agreement, dated as of May 23, 2012, between Legg Mason, Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 23, 2012)

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
101
Financial statements from the annual report on Form 10-K of Legg Mason, Inc. for the year ended March 31, 2016, filed on May 23, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

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
Date: May 23, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph A. Sullivan	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 23, 2016
Joseph A. Sullivan

/s/ Peter H. Nachtwey	Chief Financial Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)	May 23, 2016
Peter H. Nachtwey

/s/ Robert Angelica	Director	May 23, 2016
Robert E. Angelica

/s/ Carol A. Davidson	Director	May 23, 2016
Carol A. Davidson

/s/ Barry W. Huff	Director	May 23, 2016
Barry W. Huff

/s/ Dennis M. Kass	Director	May 23, 2016
Dennis M. Kass

/s/ Cheryl Gordon Krongard	Director	May 23, 2016
Cheryl Gordon Krongard

/s/ John V. Murphy	Director	May 23, 2016
John V. Murphy

/s/ John H. Myers	Director	May 23, 2016
John H. Myers

/s/ W. Allen Reed	Director	May 23, 2016
W. Allen Reed

/s/ Margaret Milner Richardson	Director	May 23, 2016
Margaret Milner Richardson

/s/ Kurt L. Schmoke	Director	May 23, 2016
Kurt L. Schmoke