Form 10-Q
period 2016-06-30
LEGG MASON, INC.
filed 2016-08-02
CIK 704051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
103,627,401 shares of common stock as of the close of business on July 28, 2016.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$490,688	$1,329,126
Cash and cash equivalents of consolidated investment vehicles	968	297
Restricted cash	19,494	19,580
Receivables:
Investment advisory and related fees	403,567	334,922
Other	119,024	74,694
Investment securities	447,647	515,335
Investment securities of consolidated investment vehicles	146,520	48,715
Other	70,984	55,405
Other current assets of consolidated investment vehicles	3,427	6,970
Total Current Assets	1,702,319	2,385,044
Fixed assets, net	170,804	163,305
Intangible assets, net	4,249,456	3,146,485
Goodwill	1,795,409	1,479,516
Deferred income taxes	208,034	206,797
Other	162,970	139,215
Other assets of consolidated investment vehicles	7,601	84
TOTAL ASSETS	$8,296,593	$7,520,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$219,849	$430,736
Accounts payable and accrued expenses	220,092	201,572
Short-term borrowings	500,000	40,000
Contingent consideration	13,353	26,396
Other	156,135	138,301
Other current liabilities of consolidated investment vehicles	6,682	4,548
Total Current Liabilities	1,116,111	841,553
Deferred compensation	85,740	65,897
Deferred income taxes	304,779	260,386
Contingent consideration	49,570	58,189
Other	161,940	141,886
Long-term debt	1,738,321	1,740,985
TOTAL LIABILITIES	3,456,461	3,108,896

Commitments and Contingencies (Note 9)

REDEEMABLE NONCONTROLLING INTERESTS	722,562	175,785

STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 103,595,002 shares for June 2016 and 107,011,664 shares for March 2016	10,360	10,701
Additional paid-in capital	2,605,436	2,693,113
Employee stock trust	(25,626)	(26,263)
Deferred compensation employee stock trust	25,626	26,263
Retained earnings	1,569,994	1,576,242
Accumulated other comprehensive loss, net	(91,471)	(66,493)
Total stockholders' equity attributable to Legg Mason, Inc.	4,094,319	4,213,563
Nonredeemable noncontrolling interest	23,251	22,202
TOTAL STOCKHOLDERS' EQUITY	4,117,570	4,235,765
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,296,593	$7,520,446
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$226,853	$208,104
Funds	363,463	384,345
Performance fees	17,459	18,653
Distribution and service fees	91,382	96,860
Other	1,008	688
Total Operating Revenues	700,165	708,650
OPERATING EXPENSES
Compensation and benefits	358,625	315,052
Distribution and servicing	124,663	149,288
Communications and technology	52,732	48,677
Occupancy	33,142	25,987
Amortization of intangible assets	5,703	657
Other	51,745	44,446
Total Operating Expenses	626,610	584,107
OPERATING INCOME	73,555	124,543
OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	1,848	1,317
Interest expense	(24,565)	(11,949)
Other income, net	6,585	5,711
Other non-operating income of consolidated investment vehicles, net	3,228	407
Total Other Non-Operating Income (Expense)	(12,904)	(4,514)
INCOME BEFORE INCOME TAX PROVISION	60,651	120,029
Income tax provision	15,311	25,090
NET INCOME	45,340	94,939
Less: Net income attributable to noncontrolling interests	11,888	391
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$33,452	$94,548

NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$0.31	$0.85
Diluted	0.31	0.84

DIVIDENDS DECLARED PER SHARE	$0.22	$0.20
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
NET INCOME	$45,340	$94,939
Other comprehensive income:
Foreign currency translation adjustment	(17,190)	20,664
Unrealized losses on interest rate swap:
Unrealized losses on interest rate swap, net of tax benefit of $1,889	(3,007)	—
Reclassification adjustment for losses included in net income, net of tax benefit of $203	324	—
Net unrealized losses on interest rate swap	(2,683)	—
Net actuarial gains (losses) on defined benefit pension plan	(5,105)	1,068
Total other comprehensive income (loss)	(24,978)	21,732
COMPREHENSIVE INCOME	20,362	116,671
Less: Comprehensive income attributable to noncontrolling interests	13,886	391
COMPREHENSIVE INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$6,476	$116,280
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$10,701	$11,147
Stock options exercised	7	16
Deferred compensation employee stock trust	1	—
Stock-based compensation	34	15
Employee tax withholdings by settlement of net share transactions	(36)	(39)
Shares repurchased and retired	(347)	(126)
Ending balance	10,360	11,013
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,693,113	2,844,441
Stock options exercised	1,803	5,014
Deferred compensation employee stock trust	122	111
Stock-based compensation	25,860	18,555
Performance-based Legg Mason restricted share units related to the acquisition of Clarion Partners	11,121	—
Additional tax benefit on Equity Unit exchange in fiscal 2010	—	9,134
Employee tax withholdings by settlement of net share transactions	(11,625)	(20,963)
Shares repurchased and retired	(111,326)	(67,874)
Redeemable noncontrolling interest reclassification for affiliate management equity plans	(3,632)	—
Ending balance	2,605,436	2,788,418
EMPLOYEE STOCK TRUST
Beginning balance	(26,263)	(29,570)
Shares issued to plans	(123)	(111)
Distributions and forfeitures	760	—
Ending balance	(25,626)	(29,681)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	26,263	29,570
Shares issued to plans	123	111
Distributions and forfeitures	(760)	—
Ending balance	25,626	29,681
RETAINED EARNINGS
Beginning balance	1,576,242	1,690,055
Net Income Attributable to Legg Mason, Inc.	33,452	94,548
Dividends declared	(23,581)	(22,338)
Reclassifications to noncontrolling interest for:
EnTrustPermal combination	(15,500)	—
Net increase in estimated redemption value of affiliate management equity plans	(619)	(480)
Ending balance	1,569,994	1,761,785
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(66,493)	(60,742)
Net unrealized losses on interest rate swap	(2,683)	—
Net actuarial gains (losses) on defined benefit pension plan	(5,105)	1,068
Foreign currency translation adjustment	(17,190)	20,664
Ending balance	(91,471)	(39,010)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	4,094,319	4,522,206
Nonredeemable noncontrolling interest	23,251	—
TOTAL STOCKHOLDERS’ EQUITY	$4,117,570	$4,522,206
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$45,340	$94,939
Adjustments to reconcile Net Income to net cash provided by (used in) operations:
Depreciation and amortization	20,918	13,975
Accretion and amortization of securities discounts and premiums, net	659	177
Stock-based compensation, including $15,200 related to the Clarion Partners affiliate management equity plan in 2016	37,471	18,871
Net gains and earnings on investments	(6,169)	(1,979)
Net gains of consolidated investment vehicles	(3,199)	(161)
Deferred income taxes	16,093	23,364
Contingent consideration fair value adjustment	(18,000)	—
Other	1,913	(56)
Decrease (increase) in assets:
Investment advisory and related fees receivable	4,564	22,554
Net sales of trading and other investments	16,392	40,974
Other receivables	(8,930)	(6,976)
Other assets	3,685	1,713
Other assets of consolidated investment vehicles	(40,705)	(6,929)
Increase (decrease) in liabilities:
Accrued compensation	(236,848)	(212,390)
Deferred compensation	20,076	13,482
Accounts payable and accrued expenses	17,145	2,405
Other liabilities	(38,509)	1,347
Other liabilities of consolidated investment vehicles	2,134	(2,640)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(165,970)	$2,670

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(11,971)	$(9,528)
Business acquisitions, net of cash acquired of $33,543	(997,933)	—
Change in restricted cash	1,088	12,348
Proceeds from sales and maturities of investments	1,000	3,993
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,007,816)	6,813
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term borrowings	460,000	—
Payment of contingent consideration	—	(22,765)
Debt issuance costs	(806)	—
Issuances of common stock for stock-based compensation	1,933	5,141
Employee tax withholdings by settlement of net share transactions	(11,661)	(21,002)
Repurchases of common stock	(111,673)	(68,000)
Dividends paid	(21,878)	(18,037)
Net subscriptions/(redemptions) and distributions attributable to noncontrolling interests	19,065	9,122
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	334,980	(115,541)
EFFECT OF EXCHANGE RATES ON CASH	368	(33,251)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(838,438)	(139,309)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,329,126	669,552
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$490,688	$530,243
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
June 30, 2016
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

2. Significant Accounting Policies

Consolidation
In the normal course of its business, Legg Mason sponsors and manages various types of investment vehicles. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make, and any earned but uncollected management fees. Legg Mason did not sell or transfer investment assets to any of these investment vehicles. In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment vehicles, some of which are designated and reported as consolidated investment vehicles (“CIVs”). The consolidation of sponsored investment vehicles, including those designated as CIVs, has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results. The change in the value of all consolidated sponsored investment vehicles is recorded in Other Non-Operating Income (Expense) and reflected in Net income attributable to noncontrolling interests.

Certain investment vehicles Legg Mason sponsors and is the manager of are considered to be variable interest entities ("VIEs") (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Sponsored investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). Legg Mason may also fund the initial cash investment in certain VRE investment vehicles to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. As of June 30, 2016, March 31, 2016, and June 30, 2015, no consolidated VREs were designated as CIVs.

A VIE is an entity which does not have adequate equity to finance its activities without additional subordinated financial support; or the equity investors, as a group, do not have the normal characteristics of equity investors for a potential controlling financial interest. Legg Mason must consolidate any VIE for which it is deemed to be the primary beneficiary.

Updated Consolidation Accounting Guidance
Effective April 1, 2016, Legg Mason adopted updated consolidation accounting guidance on a modified retrospective basis. Under the updated guidance, if limited partners in a sponsored investment vehicle structured as a limited partnership or a similar entity do not have either substantive kick-out or substantive participation rights over the general partner, the entities are VIEs. As a sponsor and manager of an investment vehicle, Legg Mason may be deemed a decision maker under the accounting guidance. If the fees paid to a decision maker are market-based, such fees are not considered variable interests in a VIE. Additionally, if employee interests in a sponsored investment vehicle are not made to circumvent the consolidation guidance and are not financed by the sponsor, they are not included in the variable interests assessment, and are not included in the primary beneficiary determination.

A decision maker is deemed to be a primary beneficiary of a VIE if it has the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or receive benefits from variable interests that could be significant to the VIE. In determining whether it is the primary beneficiary of a VIE, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, guarantees, and implied relationships. If a fee paid to a decision maker is not market-based, it will be considered in the primary beneficiary determination.

The adoption of this accounting guidance resulted in certain sponsored investment vehicles that are foreign mutual fund trusts that were previously accounted for as VREs to be evaluated as VIEs, and the consolidation of nine funds, which are also designated as CIVs. In addition, Legg Mason concluded it is the primary beneficiary of one sponsored investment fund VIE managed by EnTrust Capital ("EnTrust"), which is also consolidated and designated a CIV. The adoption also resulted in the deconsolidation of 13 employee-owned funds, as Legg Mason no longer has a variable interest in these funds. The impact to the Consolidated Balance Sheet as of June 30, 2016, is the addition of $38,676 of assets, $2,255 of liabilities, and $37,093 of redeemable noncontrolling interests from CIVs.

Legg Mason also concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated as a CIV) as of June 30, 2016. This sponsored investment fund was also consolidated under prior accounting guidance, as further discussed below.

Prior Consolidation Accounting Guidance
Under prior accounting guidance, for most sponsored investment fund VIEs deemed to be investment companies, including money market funds, Legg Mason determined it was the primary beneficiary of a VIE if it absorbed a majority of the VIE's expected losses, or received a majority of the VIE's expected residual returns, if any. Legg Mason's determination of expected residual returns excluded gross fees paid to a decision maker if certain criteria relating to the fees were met. In determining whether it was the primary beneficiary of a VIE, Legg Mason considered both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees were earned and paid to Legg Mason; related party ownership, guarantees, and implied relationships.

For other sponsored investment funds that do not meet the investment company criteria, Legg Mason determined it was the primary beneficiary of a VIE if it had both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that could be significant to the VIE.

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, that was consolidated as of March 31, 2016, and June 30, 2015, despite significant third-party investments in this product. Also, as of March 31, 2016, and June 30, 2015, Legg Mason concluded it was the primary beneficiary of 14 and 18 employee-owned funds it sponsors, respectively, which were consolidated and designated as CIVs.

As of June 30, 2015, Legg Mason had a variable interest in three collateralized loan obligations ("CLOs"). Legg Mason concluded it was not the primary beneficiary of these CLOs, which were not consolidated, as it held no equity interest in these investment vehicles and the level of fees they were expected to pay to Legg Mason was insignificant.

See Notes 4 and 13 for additional information related to VIEs.

Fair Value Measurements
Legg Mason's financial instruments are measured and reported at fair value and are classified and disclosed in one of the following categories (the "fair value hierarchy"):

Level 1 — Financial instruments for which prices are quoted in active markets, which, for Legg Mason, include investments in publicly traded mutual funds with quoted market prices and equities listed in active markets and certain derivative instruments.

Level 2 — Financial instruments for which prices are quoted for similar assets and liabilities in active markets, prices are quoted for identical or similar assets in inactive markets, or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies.

Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity.

As a result of the acquisition of Clarion Partners in April 2016, Legg Mason holds investments in real estate fund partnerships, which are classified as Level 3. The fair values of investments in real estate funds are prepared giving consideration to the income, cost and sales comparison approaches of estimating property value. The income approach estimates an income stream for a property and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The discount rate and the exit capitalization rate are significant inputs to these valuations. These rates are based on the location, type and nature of each property, and current and anticipated market conditions. The cost approach estimates the replacement cost of the building less physical depreciation plus the land value. The sales comparison approach compares recent transactions to the appraised property. Adjustments are made for dissimilarities which typically provide a range of value. Many factors are also considered in the determination of fair value including, but not limited to, the operating cash flows and financial performance of the properties, property types and geographic locations, the physical condition of the asset, prevailing market capitalization rates, prevailing market discount rates, general economic conditions, economic conditions specific to the market in which the assets are located, and any specific rights or terms associated with the investment. Because of the inherent uncertainties of valuation, the values may materially differ from the values that would be determined by negotiations held between parties in a sale transaction.

See Note 4 for additional information regarding fair value measurements.

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

Legg Mason estimates the settlement value of noncontrolling interests as their fair value. For consolidated sponsored investment vehicles, where the investor may request withdrawal at any time, fair value is based on market quotes of the underlying securities held by the investment vehicles. For affiliate minority interests and management equity plan interests, fair value reflects the related total business enterprise value, after appropriate discounts for lack of marketability and control. There may also be features of these equity interests, such as dividend subordination, that are contemplated in their valuations. The fair value of option-like management equity plan interests also relies on Black-Scholes option pricing model calculations.

Net income attributable to noncontrolling interests in the Consolidated Statements of Income includes the share of net income of the respective subsidiary allocated to the minority interest holders.

See Note 11 for additional information regarding noncontrolling interests.

Accumulated Other Comprehensive Loss, Net
There were no significant amounts reclassified from Accumulated other comprehensive loss, net, to the Consolidated Statements of Income for the three months ended June 30, 2016 or 2015, except for $527 realized on the settlement of an interest rate swap for the three months ended June 30, 2016, as further described in Note 7.

Income Tax Provision
Noncontrolling interests in EnTrustPermal Group Holdings, LLC ("EnTrustPermal"), Clarion Partners, and Royce & Associates ("Royce") are structured as partnerships that pass related tax attributes to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which caused the effective tax rate to be reduced by 4.8 percentage points for the three months ended June 30, 2016.

During the three months ended June 30, 2015, Legg Mason recognized an income tax benefit of $17,527 as a result of an increase in the value of deferred tax assets due to changes in the New York City tax code. This benefit reduced the effective income tax rate by 14.6 percentage points for the three months ended June 30, 2015.

Recent Accounting Developments
In February 2016, the Financial Accounting Standards Board ("FASB") updated the guidance on accounting for leases. The updated guidance requires that a lessee shall recognize the assets and liabilities that arise from lease transactions. A lessee will recognize a right-of-use asset to use the underlying asset and a liability representing the lease payments. The updated guidance also requires an evaluation at the inception of a contract, to determine whether the contract is or contains a lease. The guidance will be effective in fiscal 2020. Legg Mason is evaluating the impact of its adoption.

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

3. Acquisitions

The following table presents a summary of the acquisition-date fair values of the assets acquired and liabilities assumed for each of Legg Mason's significant recent acquisitions:

	EnTrust Capital		Clarion Partners	RARE Infrastructure Limited	Martin Currie (Holdings) Limited	QS Investors Holdings, LLC
Acquisition Date	May 2, 2016		April 13, 2016	October 21, 2015	October 1, 2014	May 31, 2014

Purchase price
Cash	$400,000		$631,476	$213,739	$202,577	$11,000
Estimated contingent consideration	—		—	25,000	75,211	13,370
Performance-based Legg Mason restricted share units	—		11,121	—	—	—
Minority equity interest transferred	140,000	(1)	—	—	—	—
Total Consideration	540,000		642,597	238,739	277,788	24,370
Fair value of noncontrolling interest	247,700	(1)	105,300	62,722	—	—
Total	787,700		747,897	301,461	277,788	24,370
Identifiable assets and liabilities
Cash	8,236		25,307	9,667	29,389	441
Investments	16,220		22,285	—	—	3,281
Receivables	20,820		53,657	6,612	—	2,699
Indefinite-life intangible fund management contracts	452,800		505,200	122,755	135,321	—
Indefinite-life trade name	7,400		23,100	4,766	7,130	—
Amortizable intangible asset management contracts	35,500		102,800	67,877	15,234	7,060
Fixed assets	4,479		8,255	673	784	599
Other current assets (liabilities), net	1,030		(25,585)	(10,605)	—	—
Assets (liabilities), net	81		(10,580)	(3,948)	(4,388)	(6,620)
Pension liability	—		—	—	(32,433)	—
Deferred tax liabilities	—		(50,832)	(58,619)	(31,537)	—
Total identifiable assets and liabilities	546,566		653,607	139,178	119,500	7,460
Goodwill	$241,134		$94,290	$162,283	$158,288	$16,910

(1)	Post combination EnTrustPermal noncontrolling interest of $403,200 also includes a fair value reclassification of $15,500 from retained earnings

Legg Mason accounted for the acquisitions of EnTrust Capital and Clarion Partners as business combinations, which requires assets and liabilities assumed to be recorded at fair value. The primary identifiable assets acquired are intangible fund management contract assets and separate account assets. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. Legg Mason has prepared preliminary assessments of the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill recognized as of the applicable acquisition dates. The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the applicable acquisition dates. The primary aspects of the preliminary purchase price allocation relate to intangible indefinite-life fund management contract assets, definite-life management contract assets, and goodwill. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the applicable acquisition dates, as permitted under U.S. GAAP. The final values may also result in changes to the amortization expense related to intangible assets and will be recognized in the period of adjustment. Any potential adjustments made could be material in relation to the values presented in the table above.

EnTrust Capital
On May 2, 2016, Legg Mason acquired EnTrust and combined it with The Permal Group, Ltd. ("Permal"), Legg Mason's existing hedge fund platform. EnTrust, an alternative asset management firm headquartered in New York, had $9,600,000 in assets under management ("AUM") and approximately $2,000,000 in assets under advisement and committed capital at closing, and largely complementary investment strategies, investor base, and business mix to Permal. The transaction included a cash payment of $400,000, which was funded with borrowings under Legg Mason's revolving credit facility, as well as a portion of the proceeds from the issuance of the $450,000 of 4.75% Senior Notes due 2026 (the "2026 Notes") and $250,000 of 6.375% Junior Subordinated Notes due 2056 (the "2056 Notes") in March 2016. As a result of the combination, Legg Mason owns 65% of the new entity, EnTrustPermal, with the remaining 35% owned by EnTrust's co-founder and managing partner. The noncontrolling interests can be put by the holder or called by Legg Mason for settlement at fair value subject to various conditions, including the passage of time. The fair value of the noncontrolling interests in the Consolidated Balance Sheet reflects the total business enterprise value, after appropriate discounts for lack of marketability and control of the combined entity.

Management preliminarily estimated the fair values of the indefinite-life intangible fund management contracts, indefinite-life trade name, and amortizable intangible asset management contracts based upon discounted cash flow analyses, using unobservable market data inputs, which are Level 3 measurements. These analyses involve determining the appropriate level at which to account for each identifiable intangible asset, and making assumptions for useful lives, projected AUM growth, projected annual cash flows, and discount rates.

The fair value of the acquired amortizable intangible asset management contracts had a preliminary useful life estimate of approximately five years to seven years at acquisition. Purchase price allocated to intangible assets and goodwill and is expected to be deductible for U.S. tax purposes over a period of 15 years. Goodwill is principally attributable to synergies expected to arise with EnTrust.

During the three months ended June 30, 2016, there were $6,732 of costs incurred in connection with the acquisition of EnTrust.

The financial results of EnTrust included in Legg Mason's consolidated financial results for the three months ended June 30, 2016, include revenues of $18,726, and did not have a material impact on Net Income Attributable to Legg Mason, Inc.

In connection with the combination, Legg Mason expects to incur total restructuring and transition-related charges of approximately $91,000 to $100,000, primarily comprised of charges for employee termination benefits, including severance and retention incentives, and real estate related charges. Total charges for restructuring and transition costs of $67,559 have been recognized through June 30, 2016, which includes $24,263 for the three months ended June 30, 2016. These costs are primarily recorded as Compensation and benefits in the Consolidated Statement of Income. Legg Mason expects that substantially all of the $23,000 to $32,000 of remaining anticipated costs associated with the combination will be incurred during the remainder of calendar 2016.

The table below presents a summary of changes in the restructuring and transition-related liability from December 31, 2015 through June 30, 2016, and cumulative charges incurred to date:

	Compensation	Other		Total
Balance as of December 31, 2015	$—	$—		$—
Accrued charges	31,581	9,981	(1)	41,562
Payments	(21,938)	(2,097)		(24,035)
Balance as of March 31, 2016	9,643	7,884		17,527
Accrued charges	13,886	6,867	(1)	20,753
Payments	(6,995)	(1,361)		(8,356)
Balance as of June 30, 2016	$16,534	$13,390		$29,924
Non-cash charges(2)
Year ended March 31, 2016	$591	$1,143		$1,734
Three months ended June 30, 2016	1,100	2,410		3,510
Total	$1,691	$3,553		$5,244

Cumulative charges incurred through June 30, 2016	$47,158	$20,401		$67,559

(1)	Includes lease loss reserve for space permanently abandoned of $6,558 for the three months ended June 30, 2016, and $7,212 for the year ended March 31, 2016.

(2)	Includes stock-based compensation expense and accelerated fixed asset depreciation.

Clarion Partners
On April 13, 2016, Legg Mason acquired a majority equity interest in Clarion Partners, a diversified real estate asset management firm headquartered in New York. Clarion Partners managed approximately $41,500,000 in AUM on the date of acquisition. Under the terms of the transaction, Legg Mason acquired an 82% ownership interest in Clarion Partners for a cash payment of $631,476 (including a payment for cash delivered of $36,772 and co-investments of $16,210), which was funded with a portion of the proceeds from the issuance of the 2026 Notes and the 2056 Notes in March 2016. The Clarion Partners management team retained 18% of the outstanding equity in Clarion Partners. The firm's previous majority owner sold its entire ownership interest in the transaction. The noncontrolling interests held by the management team can be put by the holders or called by Legg Mason for settlement at fair value subject to various conditions, including the passage of time. The fair value of the noncontrolling interests reflects the total business enterprise value, after appropriate discounts for lack of marketability and control.

Upon the acquisition, Legg Mason also granted certain key employees of Clarion Partners a total of 716 performance-based Legg Mason restricted share units with an aggregate fair value of $11,121, which vest upon Clarion Partners achieving a certain level of EBITDA, as defined in the award agreements, within a designated period after the closing of the acquisition. The aggregate value of the award was included in the purchase price and was determined as of the grant date using a Monte Carlo pricing model with the following assumptions:

Long-term EBITDA growth rate	6.0%
Risk-free interest rate	2.3%
Expected volatility:
Legg Mason	38.0%
Clarion Partners	30.0

In conjunction with the transaction, Legg Mason also implemented an affiliate management equity plan for the management team of Clarion Partners, which resulted in a non-cash charge of $15,200 in the three months ended June 30, 2016. See Note 8 for additional information related to the Clarion Partners management equity plan.

Management preliminarily estimated the fair values of the indefinite-life intangible fund management contracts, indefinite-life trade name, and amortizable intangible asset management contracts based upon discounted cash flow analyses, using unobservable market data inputs, which are Level 3 measurements. These analyses involve determining the appropriate level at which to account for each identifiable intangible asset, and making assumptions for useful lives, projected AUM growth, projected annual cash flows, and discount rates.

The fair values of the acquired amortizable asset management contracts had preliminary useful life estimates of four to seven years. Approximately 82% of the purchase price allocated to intangible assets and goodwill is expected to be deductible for U.S. tax purposes over a period of 15 years. Goodwill is principally attributable to synergies expected to arise with Clarion Partners.

In addition to the previously discussed charge of $15,200 incurred in connection with the implementation of the Clarion Partners management equity plan, during the three months ended June 30, 2016, there were $10,383 of costs incurred in connection with the acquisition of Clarion Partners.

The financial results of Clarion Partners included in Legg Mason's consolidated financial results for the three months ended June 30, 2016, include revenues of $56,691, and did not have a material impact to Net Income Attributable to Legg Mason, Inc.

Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined financial results of Legg Mason, Clarion Partners, and EnTrust, as though the acquisitions had occurred as of April 1, 2015. The unaudited pro forma financial information reflects certain adjustments for amortization expense related to the fair value of acquired intangible assets, acquisition- and transition-related costs, interest expense related to debt incurred to finance the acquisitions, and the income tax impact of the pro forma adjustments. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the financial results that would have been achieved had the acquisitions actually occurred at the beginning of the first period presented. Further, adjustments relating to asset management contract assets are preliminary, and subject to revision, as described above.

	Three Months Ended June 30,
	2016	2015
Revenues	$717,516	$791,786
Net Income Attributable to Legg Mason, Inc.	68,281	54,441
Net Income Per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	0.63	0.49
Diluted	0.63	0.48

RARE Infrastructure Limited
On October 21, 2015, Legg Mason acquired a majority equity interest in RARE Infrastructure Limited ("RARE Infrastructure"). RARE Infrastructure specializes in global listed infrastructure security investing, is headquartered in Sydney, Australia, and had approximately $6,800,000 in AUM at the closing of the transaction. Under the terms of the related transaction agreements, Legg Mason acquired a 75% ownership interest in the firm, the firm's management team retained a 15% equity interest and The Treasury Group, a continuing minority owner, retained 10%. The acquisition required an initial cash payment of $213,739 (using the foreign exchange rate as of October 21, 2015 for the 296,000 Australian dollar payment), which was funded with approximately $40,000 of net borrowings under the Company's previous revolving credit facility, as well as existing cash resources. In August 2015, Legg Mason executed a currency forward contract to economically hedge the risk of movement in the exchange rate between the U.S. dollar and the Australian dollar in which the initial cash payment was denominated. This currency forward contract was closed in October 2015. See Note 12 for additional information regarding derivatives and hedging. In addition, contingent consideration may be due March 31, 2017 and 2018, aggregating up to $78,911 (using the foreign exchange rate as of June 30, 2016, for the maximum 106,000 Australian dollar amount per the related agreements), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019.

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

The contingent consideration liability established at closing had an acquisition date fair value of $25,000 (using the foreign exchange rate as of October 21, 2015). As of June 30, 2016, the fair value of the contingent consideration liability was $26,465, of which $6,794 relates to the first anniversary payment and is included in current Contingent consideration in the Consolidated Balance Sheet, with the remainder included in non-current Contingent consideration in the Consolidated Balance Sheet. The decrease of $680 from March 31, 2016, was attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, and accretion. The contingent consideration liability is recorded at an entity with an Australian dollar functional currency, such that related changes in the exchange rate do not impact net income.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different. The financial results of RARE Infrastructure included in Legg Mason's consolidated financial results for the three months ended June 30, 2016, include revenues of $10,506, and did not have a material impact on Net Income Attributable to Legg Mason, Inc.

Martin Currie (Holdings) Limited
On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited ("Martin Currie"), an international equity specialist based in the United Kingdom. The acquisition required an initial payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125,000 contract amount), which was funded from existing cash. In addition, contingent consideration payments may be due March 31 following the second and third anniversaries of closing, aggregating up to approximately $430,349 (using the foreign exchange rate as of June 30, 2016 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics at March 31, 2017, and 2018, as specified in the share purchase agreement. The agreement provided for a potential first anniversary payment due as of March 31, 2016, however no such payment was due based on relevant financial metrics.

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

The contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of June 30, 2016, the fair value of the contingent consideration liability was $20,181, a decrease of $21,041 from March 31, 2016. During the three months ended June 30, 2016 a reduction in projected AUM and performance fees resulted in an $18,000 reduction in the estimated contingent consideration liability, recorded as a credit to Other operating expense in the Consolidated Statement of Income. The remaining decrease of $3,041 related to the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, net of accretion, also impacted the contingent consideration liability. The contingent consideration liability is recorded at an entity with a British pound functional currency, such that related changes in the exchange rate do not impact net income. The total contingent consideration liability as of June 30, 2016, is included in non-current Contingent consideration in the Consolidated Balance Sheet.

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan with assets held in a separate trustee-administered fund. Plan assets are measured at fair value and comprised of 58% equities (Level 1), 39% bonds (Level 2) and 3% cash (Level 1) as of June 30, 2016, and 60% equities (Level 1) and 40% bonds (Level 2) as of March 31, 2016. Assumptions used to determine the expected return on plan assets targets a 55% / 45% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high quality bond in the local U.K. market and currency. There were no significant concentrations of risk in plan assets as of June 30, 2016. The most recent actuarial valuation was performed as of May 31, 2013, which was updated through the acquisition and at subsequent balance sheet dates. Accrual of service credit under the plan ceased on October 3, 2014.

The resulting net benefit obligation, comprised as follows, is included in the June 30, 2016 and March 31, 2016, Consolidated Balance Sheets as Other non-current liabilities:

	June 30, 2016	March 31, 2016
Fair value of plan assets (at 5.4% and 5.2%, respectively, expected weighted-average long-term return)	$56,448	$57,253
Benefit obligation (at 3.1% and 3.6%, respectively, discount rate)	(90,311)	(90,010)
Unfunded status (excess of benefit obligation over plan assets)	$(33,863)	$(32,757)

For the three months ended June 30, 2016 and 2015, a net periodic cost of $28 and $26, respectively, was included in Compensation and benefits expense in the Consolidated Statements of Income. Net actuarial losses of $11,926 and $6,821 were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheets at June 30, 2016 and March 31, 2016, respectively.

The contingent consideration payments may provide some funding of the net plan benefit obligation, through a provision of the share purchase agreement requiring certain amounts to be paid to the plan. Any contingent consideration payments to the plan are based on determination of the plan benefit obligation under local technical provisions utilized by the plan trustees. Absent any such funding or any regulatory requirement for additional payments, Martin Currie does not expect to contribute any additional amounts in fiscal 2017 to the plan in excess of the $2,152 contributed during the three months ended June 30, 2016.

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

Other
In December 2015, Martin Currie acquired certain assets of PK Investment Management, LLP ("PK Investments"), a London based equity manager, for an initial cash payment of $4,981 and an estimated contingent payment of $2,477 due on December 31, 2017. The amount of any ultimate contingent payment will be based on certain financial metrics. The initial cash payment was funded with existing cash resources. In connection with the acquisition, Legg Mason recognized indefinite-life intangible fund management contracts and goodwill of $6,619 and $827, respectively.

QS Investors Holdings, LLC
Effective May 31, 2014, Legg Mason acquired all of the outstanding equity interests of QS Investors, a customized solutions and global quantitative equities provider. The initial purchase price was a cash payment of $11,000, funded from existing cash. In addition, contingent consideration of up to $10,000 and $20,000 for the second and fourth anniversary payments may be due in July 2016 (to be paid in August 2016) and July 2018, respectively, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall.

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

The contingent consideration liability established at closing had an acquisition date fair value of $13,370. As of June 30, 2016, the fair value of the contingent consideration liability has accreted to $13,800, an increase of $51 from March 31, 2016. Of the $13,800, $6,559 relates to the second anniversary payment and is included in current Contingent consideration in the Consolidated Balance Sheet, with the remainder included in non-current Contingent consideration in the Consolidated Balance Sheet as of June 30, 2016.

Precidian Investments, LLC
On January 22, 2016, Legg Mason acquired a minority equity position in Precidian Investments, LLC ("Precidian"), a firm specializing in creating innovative products and solutions and solving market structure issues, particularly with regard to the Exchange Traded Funds marketplace.

The transaction required a cash payment, which was funded from existing cash resources. Under the terms of the transaction, Legg Mason acquired series B preferred units of Precidian that entitle Legg Mason to approximately 20% of the voting and economic interests of Precidian, along with customary preferred equity protections. At its sole option during the 48 months following the initial investment, Legg Mason may, subject to satisfaction of certain closing conditions and upon payment of further consideration, convert its preferred units to 75% of the common equity of Precidian on a fully diluted basis.

Legg Mason accounts for its investment in Precidian, which is included in Other assets in the Consolidated Balance Sheet as of June 30, 2016 and March 31, 2016, under the equity method of accounting.

Fauchier Partners Management, Limited
On March 13, 2013, Permal acquired all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a European based manager of funds-of-hedge funds. The initial purchase price was a cash payment of $63,433, which was funded from existing cash resources. In May 2015, Legg Mason paid contingent consideration of $22,765 (using the exchange rate as of May 5, 2015 for the maximum £15,000 payment amount) for the second anniversary payment. Additional contingent consideration of up to approximately $26,483 (using the exchange rate as of June 30, 2016 for the £20,000 maximum contract amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs.

As of June 30, 2016 and March 31, 2016, no contingent consideration liability was included in the Consolidated Balance Sheets.

4. Investments and Fair Values of Assets and Liabilities

The disclosures below include details of Legg Mason's financial assets and financial liabilities that are measured at fair value, excluding the financial assets and financial liabilities of CIVs. See Note 13, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

Effective April 1, 2016, Legg Mason adopted updated accounting guidance on fair value measurement which removed both the requirement to categorize within the fair value hierarchy and the requirement to provide related sensitivity disclosures for all investments for which fair value is measured using net asset value ("NAV") as a practical expedient. The amount of these investments is disclosed separately in the following tables as a reconciling item between investments included in the fair value hierarchy and investments reported in the Consolidated Balance Sheets. The updated guidance was adopted on a retrospective basis, therefore, the investment amounts for which fair value is measured using NAV as a practical expedient have been removed from the fair value hierarchy for all periods presented.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of June 30, 2016
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV(1)	Total
Assets:
Cash equivalents:(2)
Money market funds	$196,414	$—	$—	$—	$196,414
Time deposits and other	—	8,846	—	—	8,846
Total cash equivalents	196,414	8,846	—	—	205,260
Trading investments of proprietary fund products and other trading investments:(3)
Seed capital investments	144,774	89,719	—	4,911	239,404
Other(4)	52,623	2,482	—	11	55,116
Trading investments relating to long-term incentive compensation plans(5)	137,996	—	—	919	138,915
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(6)
Seed capital investments	—	4,965	—	—	4,965
Investments related to long-term incentive compensation plans	—	6,660	2,587	—	9,247
Total current investments(7)	335,393	103,826	2,587	5,841	447,647
Equity method investments in partnerships and LLCs:(6)(8)
Investments in real estate funds	—	—	24,513	—	24,513
Other proprietary fund products(7)	—	—	644	41,740	42,384
Investments in partnerships and LLCs:(8)
Investments related to long-term incentive compensation plans	—	—	7,501	—	7,501
Other proprietary fund products	—	93	3,810	3,397	7,300
Derivative assets(8)(9)	977	—	—	—	977
Other investments(8)	—	—	90	—	90
Total	$532,784	$112,765	$39,145	$50,978	$735,672
Liabilities:
Contingent consideration liabilities(10)	$—	$—	$(62,923)	$—	$(62,923)
Derivative liabilities(8)	(5,371)	(4,369)	—	—	(9,740)
Total	$(5,371)	$(4,369)	$(62,923)	$—	$(72,663)

	As of March 31, 2016
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV(1)	Total
Assets:
Cash equivalents:(2)
Money market funds	$1,057,916	$—	$—	$—	$1,057,916
Time deposits and other	—	35,265	—	—	35,265
Total cash equivalents	1,057,916	35,265	—	—	1,093,181
Trading investments of proprietary fund products and other trading investments:(3)
Seed capital investments	205,608	102,021	3	18,304	325,936
Other(4)	65,112	2,331	—	21	67,464
Trading investments relating to long-term incentive compensation plans(5)	105,568	—	—	996	106,564
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(6)
Seed capital investments	1,329	7,575	—	—	8,904
Investments related to long-term incentive compensation plans	—	6,467	—	—	6,467
Total current investments(7)	377,617	118,394	3	19,321	515,335
Equity method investments in partnerships and LLCs:(6)(8)
Seed capital investments	—	—	627	19,812	20,439
Other proprietary fund products	—	—	—	9,434	9,434
Investments in partnerships and LLCs:(8)
Investments related to long-term incentive compensation plans	—	—	7,501	—	7,501
Other proprietary fund products	—	—	4,807	3,124	7,931
Derivative assets(8)(9)	1,051	7,599	—	—	8,650
Other investments(8)	—	—	83	—	83
Total	$1,436,584	$161,258	$13,021	$51,691	$1,662,554
Liabilities:
Contingent consideration liabilities(10)	$—	$—	$(84,585)	$—	$(84,585)
Derivative liabilities(9)	(18,079)	—	—	—	(18,079)
Total	$(18,079)	$—	$(84,585)	$—	$(102,664)

(1)	Reflects certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.

(2)
Cash equivalents include highly liquid investments with original maturities of 90 days or less. Cash investments in actively traded money market funds are classified as Level 1.  Cash investments in time deposits and other are measured at amortized cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization, and are classified as Level 2.

(3)
Trading investments of proprietary fund products and other trading investments consist of approximately 70% and 30% equity and debt securities, respectively, as of June 30, 2016, and approximately 68% and 32% equity and debt securities, respectively, as of March 31, 2016.

(4)	Includes $22,997 and $54,392 in noncontrolling interests associated with consolidated seed investment products as of June 30, 2016 and March 31, 2016, respectively.

(5)
Primarily mutual funds where there is minimal market risk to the Company as any change in value is primarily offset by an adjustment to compensation expense and related deferred compensation liability.

(6)
Legg Mason's equity method investments that are investment companies record underlying investments at fair value. Therefore, fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(7)
Excludes $56,837 and $2,611 of seed capital and other investments, respectively, as of June 30, 2016, and $13,641 of seed capital investments as of March 31, 2016, which are related to Legg Mason's investments in CIVs.

(8)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(9)	See Note 12.

(10)	See Note 3 and Note 9.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had seed capital investments in proprietary fund products, which totaled $301,206 and $368,920, as of June 30, 2016 and March 31, 2016, respectively, which are substantially comprised of investments in 51 funds and 63 funds, respectively, that are individually greater than $1,000, and together comprise over 90% of the total seed capital investments at each period end.

See Notes 2 and 13 for information regarding the determination of whether investments in proprietary fund products represent VIEs and consolidation.
The net realized and unrealized gain for investment securities classified as trading was $9,587 and $4,029 for the three months ended June 30, 2016 and 2015, respectively.
The net unrealized gains (losses) relating to trading investments still held as of the reporting dates were $4,139 and $(10,410) for the three months ended June 30, 2016 and 2015, respectively.
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2016 and 2015, are presented in the tables below:

	Value as of March 31, 2016	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2016
Assets:
Trading investments of seed capital investments in proprietary fund products	$3	$—	$—	$(3)	$—	$—	$—
Equity method investments relating to long-term incentive compensation plans	—	2,553	—	(22)	—	56	2,587
Equity method investments in partnerships and LLCs:
Investments in real estate funds	—	24,263	—	(132)	—	382	24,513
Other proprietary fund products	627	—	—	—	—	17	644
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	7,501	—	—	—	—	—	7,501
Other proprietary fund products	4,807	—	—	(1,000)	—	3	3,810
Other investments	83	—	—	—	—	7	90
	$13,021	$26,816	$—	$(1,157)	$—	$465	$39,145
Liabilities:
Contingent consideration liabilities	$(84,585)	$—	n/a	$—	n/a	$21,662	$(62,923)
n/a - not applicable

	Value as of March 31, 2015	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2015
Assets:
Trading investments of seed capital investments in proprietary fund products	$2	$—	$—	$—	$—	$—	$2
Equity method investments in partnerships and LLCs:
Seed capital investments	734	—	—	—	—	(12)	722
Other	7,526	—	(5,352)	(1,821)	—	(266)	87
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	5,595	1,058	—	—	—	—	6,653
Other proprietary fund products	10,027	—	—	(2,528)	—	617	8,116
Other investments	77	—	—	—	—	(1)	76
	$23,961	$1,058	$(5,352)	$(4,349)	$—	$338	$15,656
Liabilities:
Contingent consideration liabilities	$(110,784)	$—	n/a	$22,765	n/a	$(4,725)	$(92,744)
n/a - not applicable

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other Non-Operating Income (Expense) in the Consolidated Statements of Income. The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $22,126 and $(4,102) for the three months ended June 30, 2016 and 2015, respectively.

There were no significant transfers between Level 1 and Level 2 during the periods ended June 30, 2016 and 2015.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of June 30, 2016 and March 31, 2016, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of June 30, 2016
Category of Investment	Investment Strategy	June 30, 2016		March 31, 2016	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$19,363	(1)	$19,139	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	10,750		11,403	$20,000	n/a
Private equity funds	Long/short equity	20,311	(2)	20,471	7,860	Up to 8 years
Other	Various	554		678	n/a	Various (3)
Total		$50,978		$51,691	$27,860
n/a - not applicable

(1)	Liquidation restrictions: 2% daily redemption, 11% monthly redemption, 17% quarterly redemption, and 70% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 11% has a remaining term of less than one year and 89% has a remaining term of 16 years.

There are no current plans to sell any of these investments held as of June 30, 2016.

5. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. The following table reflects the components of fixed assets as of:

	June 30, 2016	March 31, 2016
Equipment	$156,598	$150,259
Software	296,866	293,844
Leasehold improvements	214,730	199,354
Total cost	668,194	643,457
Less: accumulated depreciation and amortization	(497,390)	(480,152)
Fixed assets, net	$170,804	$163,305

Depreciation and amortization expense related to fixed assets was $15,215 and $13,318 for the three months ended June 30, 2016 and 2015, respectively. The expense includes accelerated depreciation and amortization of $1,705 for the three months ended June 30, 2016, primarily related to space vacated in connection with the restructuring of Permal for the combination with EnTrust.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	June 30, 2016	March 31, 2016
Amortizable intangible asset management contracts
Cost	$395,011	$259,513
Accumulated amortization	(176,988)	(171,169)
Net(1)	218,023	88,344
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts(1)	505,200	—
EnTrust fund management contracts(1)	452,800	—
Permal funds-of-hedge funds management contracts	334,104	334,104
Other fund management contracts	545,938	560,499
Trade names(1)	87,040	57,187
	4,031,433	3,058,141
Intangible assets, net	$4,249,456	$3,146,485

(1)
As of June 30, 2016, Amortizable intangible asset management contracts, net and Trade names include $100,268 and $23,100, respectively, related to the acquisition of Clarion Partners and $34,317 and $7,400, respectively, related to the acquisition of EnTrust. As discussed above, the Clarion Partners and EnTrust purchase accounting is preliminary and subject to adjustment during the one-year measurement period following the respective closing date for each acquisition, as permitted by the related accounting guidance. Such adjustments could be material. See Note 3 for additional information.

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

As of Legg Mason's most recent annual impairment test as of December 31, 2015, the assessed fair value of the Permal indefinite-life funds-of-hedge funds management contracts intangible asset and the Permal trade name asset declined below their carrying values, and accordingly were impaired during the year ended March 31, 2016. Should market performance, flows, and related AUM levels decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that the assets could be deemed to be impaired by a material amount.

The assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management ("CAM") acquisition exceeded the carrying value by 48% as of December 31, 2015.

Legg Mason determined that no triggering events occurred as of June 30, 2016, that would require further impairment testing.

As discussed above, the Clarion Partners and EnTrust purchase accounting is preliminary and subject to adjustment during the one-year measurement period following the respective closing date for each acquisition. Such adjustments and the impacts on the related amortization expense could be material. Based on preliminary useful life estimates for Clarion Partners and EnTrust, as of June 30, 2016, amortizable intangible asset management contracts are being amortized over a weighted-average remaining life of 7.9 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining fiscal 2017	$23,018
2018	30,636
2019	30,636
2020	30,108
2021	30,108
Thereafter	73,517
Total	$218,023

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2016	$2,641,416	$(1,161,900)	$1,479,516
Impact of excess tax basis amortization	(5,207)	—	(5,207)
Business acquisitions(1)	335,424	—	335,424
Changes in foreign exchange rates and other	(14,324)	—	(14,324)
Balance as of June 30, 2016	$2,957,309	$(1,161,900)	$1,795,409
(1) The Clarion Partners and EnTrust purchase accounting is preliminary and subject to adjustment during the one-year measurement period following the respective closing date for each acquisition, as permitted by the related accounting guidance. Such adjustments could be material. See Note 3 for additional information.

7. Short-Term Borrowings and Long-Term Debt

Short-term borrowings
In May 2016, Legg Mason borrowed $460,000 under its revolving credit facility to finance the acquisition of EnTrust and to replenish cash used to complete the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015, as further discussed in Note 3. Total borrowings outstanding under the revolving credit facility were $500,000 and $40,000 as of June 30, 2016 and March 31, 2016, respectively.

Interest Rate Swap - Revolving Credit Facility
On April 29, 2016, Legg Mason entered into a forward starting, amortizing interest rate swap agreement with a financial intermediary, which was designated as a cash flow hedge. The interest rate swap is being used to convert outstanding borrowings under the revolving credit facility from floating rate to fixed rate debt. The swap has a 4.67-year term, with five reductions in notional amount beginning on March 31, 2017, and expires on December 29, 2020. Under the terms of the interest rate swap agreement, Legg Mason will pay a fixed interest rate of 2.3% on a notional amount of $500,000. The interest rate on the revolving credit facility may change in the future based on changes in Legg Mason's credit ratings, and such a change would result in a corresponding change in the fixed interest rate paid under the interest rate swap agreement. The interest rate swap has similar terms to the underlying debt being hedged. The fair value of the contract at June 30, 2016, was a liability of $4,369, with a corresponding loss of $2,683 (net of deferred taxes of $1,686) recorded in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheet. The swap settles monthly and during the three months ended June 30, 2016, $527 was reclassified from Accumulated other comprehensive loss, net, to Interest expense upon settlement of the swap. There was no material ineffectiveness related to this cash flow hedge at June 30, 2016.

Long-term debt
Long-term debt consists of the following:

	June 30, 2016					March 31, 2016
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Debt Issuance Costs	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$253,985	$(5,413)	$332	$1,096	$250,000	$256,055
3.95% Senior Notes due July 2024	248,088	—	366	1,546	250,000	248,028
4.75% Senior Notes due March 2026	446,546	—	—	3,454	450,000	447,030
5.625% Senior Notes due January 2044	547,801	—	(3,366)	5,565	550,000	547,781
6.375% Junior Notes due March 2056	241,901	—	—	8,099	250,000	242,091
Total	$1,738,321	$(5,413)	$(2,668)	$19,760	$1,750,000	$1,740,985

As of June 30, 2016, $250,000 of long-term debt matures in fiscal 2020, and $1,500,000 matures thereafter.

At June 30, 2016, the estimated fair value of Long-term debt was approximately $1,815,124. The fair value of debt was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

Interest Rate Swap - 2.7% Senior Notes due July 2019
On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap was being used to effectively convert the 2.7% Senior Notes due July 2019 from fixed rate debt to floating rate debt and had identical terms as the underlying debt being hedged. The related hedging gains and losses offset one another and resulted in no net income or loss impact. The swap had a five-year term, and was to mature on July 15, 2019. On April 21, 2016, the fair value hedge swap was terminated for a cash receipt of $6,500, and the related fair value hedge adjustment is being amortized as Interest expense over the remaining life of the debt. During the three months ended June 30, 2016, $451 was amortized and recorded as Interest expense in the Consolidated Statement of Income.

During the three months ended June 30, 2015, $(975) was recorded as Other expense (loss on hedging activity) in the Consolidated Statement of Income, which reflects a loss on hedging activity related to the fair value adjustment on the derivative asset. Also, during the three months ended June 30, 2015, $975 was recorded as Other income (gain on hedging activity) in the Consolidated Statements of Income, which reflects a gain on hedging activity related to the fair value adjustment on the debt. The swap payment dates coincided with the debt payment dates on July 15 and January 15. The related receipts/payments by Legg Mason were recorded as Interest expense in the Consolidated Statements of Income. Until the swap was terminated on April 21, 2016, the original terms and conditions of the hedged instruments were unchanged and the swap was an effective fair value hedge.

8.  Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the equity incentive stock plan as of June 30, 2016, were 3,289. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to ten years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense for the three months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,
	2016	2015
Stock options	$2,242	$2,805
Restricted stock and restricted stock units	14,573	13,898
Employee stock purchase plan	301	325
Affiliate management equity plans	19,499	1,301
Performance share units	850	536
Employee stock trust	6	6
Total stock-based compensation expense	$37,471	$18,871

Stock Options
Stock option transactions under Legg Mason's equity incentive plans during the three months ended June 30, 2016 and 2015 are summarized below:

	Three Months Ended June 30,
	2016		2015
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,506	$38.48	4,432	$39.58
Granted	753	31.31	876	54.52
Exercised	(56)	29.04	(161)	32.94
Canceled/forfeited	(42)	43.93	(5)	84.31
Options outstanding at June 30	5,161	$37.49	5,142	$42.29

At June 30, 2016, options were exercisable for 3,212 shares with a weighted-average exercise price of $34.36 and a weighted average remaining contractual life of 4.1 years. Unamortized compensation cost related to unvested options for 1,949 shares at June 30, 2016, was $18,285, which is expected to be recognized over a weighted-average period of 1.8 years.

The weighted-average fair value of service-based stock options granted during the three months ended June 30, 2016 and 2015, excluding those granted to our Chief Executive Officer in May 2013 discussed below, using the Black-Scholes option pricing model, was $7.78 and $11.26 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2017 and 2016:

	Three Months Ended June 30,
	2016	2015
Expected dividend yield	1.45%	1.18%
Risk-free interest rate	1.25%	1.44%
Expected volatility	30.95%	24.37%
Expected life (in years)	5.02	4.97

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

In May 2013, Legg Mason awarded options to purchase 500 shares of Legg Mason, Inc. common stock at an exercise price of $31.46, equal to the then current market value of Legg Mason's common stock, to its Chief Executive Officer, which are included in the outstanding options table above. The award had a grant date fair value of $5,525 and was subject to vesting requirements, all of which had been satisfied by May 2015 when the final 50% of the award vested at the end of the two-year service period.

The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Restricted stock and restricted stock unit transactions during the three months ended June 30, 2016 and 2015, are summarized below:

	Three Months Ended June 30,
	2016		2015
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,058	$43.34	3,050	$37.38
Granted	1,642	31.24	959	54.53
Vested	(1,164)	38.88	(1,212)	34.59
Canceled/forfeited	(63)	42.11	(7)	43.96
Unvested shares at June 30	3,473	$39.11	2,790	$44.47

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at June 30, 2016, of $115,316 is expected to be recognized over a weighted-average period of 1.9 years.

As previously discussed in Note 3, upon the acquisition of Clarion Partners in April 2016, Legg Mason granted certain key employees of Clarion Partners a total of 716 performance-based Legg Mason restricted share units with an aggregate fair value of $11,121, which was included in the purchase price, that vest upon Clarion Partners achieving a certain level of EBITDA, as defined in the purchase agreement, within a designated period after the closing of the acquisition.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, as further discussed in Note 3, Legg Mason implemented a management equity plan for the management team of Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. The initial grant under the plan vested immediately and the related grant-date fair value of $15,200, determined by independent valuation, was recognized as Compensation and benefits expense in the Consolidated Statement of Income and reflected in the Consolidated Balance Sheet as Redeemable noncontrolling interest. Future grants under the plan vest 20% annually over five years, and will result in the recognition of additional compensation expense over the related vesting period. Subject to various conditions, including the passage of time, vested plan units can be put to Legg Mason for settlement at fair value. Legg Mason can also call plan units, generally post employment, for settlement at fair value. As of June 30, 2016, the redemption amount of units under the plan was $18,700.

Effective March 1, 2016, Legg Mason executed agreements with the management of its existing wholly-owned subsidiary, Royce, regarding employment arrangements with Royce management, revised revenue sharing, and the implementation of a management equity plan for its key employees. Under the management equity plan, minority equity interests equivalent to 16.9% in the Royce entity were issued to its management team. These interests allow the holders to receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold. Future grants under the plan vest immediately and, upon issuance, the related grant-date fair value of equity units will be recognized as Compensation and benefits expense in the Consolidated Statements of Income and reflected in the Consolidated Balance Sheets as Nonredeemable noncontrolling interest. As of June 30, 2016, the estimated redemption amount of units under the plan was $23,251.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuations determined the aggregate cost of the award to be approximately $16,000, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $818 and $847 for the three months ended June 30, 2016 and 2015, respectively. This arrangement provides that one-half of the cost will be absorbed by the ClearBridge incentive pool. As of June 30, 2016, the estimated redemption amount of vested units under the ClearBridge plan, as if they were currently redeemable, aggregated approximately $22,160.

On June 28, 2013, Legg Mason implemented a similar management equity plan with key employees of Permal. Independent valuations determined the aggregate cost of the awards to be approximately $9,000, which was being recognized as Compensation and benefits expense in the Consolidated Statements of Income over the related vesting period through December 2017. In April 2016, in conjunction with the Permal restructuring in preparation for the combination with EnTrust, the Permal management equity plan was liquidated with a payment of $7,150 to its participants, and the remaining $3,481 unamortized cost was expensed during the three months ended June 30, 2016. Compensation expense related to the Permal affiliate management equity plan was $454 for the three months ended June 30, 2015.

Other
As of June 30, 2016 and 2015, non-employee directors held 54 and 45 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. No restricted stock units or common stock were granted during the three months ended June 30, 2016 and 2015, to non-employee directors. During the three months ended June 30, 2016 and 2015, there were no restricted stock units distributed. As of June 30, 2016 and 2015, there were no stock options outstanding related to non-employee directors.

In May 2016 and 2015, Legg Mason granted certain executive officers a total of 182 and 107 performance share units, respectively, as part of their fiscal 2016 and 2015 incentive award with an aggregate value of $3,528 and $4,312, respectively. The vesting of performance share units granted in May 2016 and 2015 and the number of shares payable at vesting are determined based on Legg Mason’s relative total stockholder return over a three-year period ending March 31, 2019 and 2018, respectively. The grant date fair value per unit for the May 2016 and 2015 performance share units of $19.36 and $40.29, respectively, was estimated as of the grant date using a Monte Carlo pricing model with the following assumptions:

	2016	2015
Expected dividend yield	2.87%	1.46%
Risk-free interest rate	0.89%	0.86%
Expected volatility	26.01%	22.63%

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

As of June 30, 2016, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining fiscal 2017	$110,770
2018	125,775
2019	98,507
2020	89,565
2021	83,457
Thereafter	264,474
Total	$772,548

The minimum rental commitments shown above have not been reduced by $143,108 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of June 30, 2016 and March 31, 2016, was $34,003 and $31,745, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, dependent on the then current commercial real estate market.

The above minimum rental commitments include $699,523 in real estate and equipment leases and $73,025 in service and maintenance agreements.

The minimum rental commitments shown above include $27,284 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $18,629 and $20,495 as of June 30, 2016 and March 31, 2016, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

During fiscal 2016 and the first quarter of fiscal 2017, certain office space was permanently vacated in connection with the combination of EnTrust and Permal (further described in Note 3). In addition, during fiscal 2016, certain headquarters space was permanently vacated to pursue a sublease. During the three months ended June 30, 2016, a sublease was executed for the vacated headquarters space, resulting in a $2,700 credit for terms more favorable than estimated. This activity is reflected in the lease reserve liability in the table below.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2015	$45,939
Accrued charges for vacated and subleased space (1) (2)	14,642
Payments, net	(12,689)
Adjustments and other	4,348
Balance as of March 31, 2016	52,240
Accrued charges for vacated and subleased space (1) (2)	6,558
Payments, net	(3,963)
Adjustments and other	(2,203)
Balance as of June 30, 2016	$52,632

(1)	Included in Occupancy expense in the Consolidated Statements of Income

(2)
Includes $6,558 and $7,212 related to the restructuring of Permal for the combination with EnTrust for the three months ended June 30, 2016 and the year ended March 31, 2016, respectively. See Note 3 for additional information.

As of June 30, 2016, Legg Mason had commitments to invest $37,208 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2024. Also, in connection with the acquisition of Clarion Partners, Legg Mason committed to provide $100,000 of seed capital to Clarion Partners products, after the second anniversary of the transaction closing.

As of June 30, 2016, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining contingent consideration and changes in the contingent consideration liability for each of Legg Mason's recent acquisitions. See Note 3 for additional details regarding each significant acquisition.

	RARE Infrastructure	Martin Currie	PK Investments	QS Investors	Fauchier	Total
Acquisition Date	October 21, 2015	October 1, 2014	December 31, 2015	May 30, 2014	March 13, 2013
Maximum Remaining Contingent Consideration(1)	$78,911	$430,349	$2,477	$30,000	$26,483	$568,220
Contingent Consideration Liability
Balance as of March 31, 2015	—	70,114	—	13,553	27,117	110,784
Initial purchase accounting accrual(2)	25,000	—	2,457	—	—	27,457
Payment	—	—	—	—	(22,765)	(22,765)
Fair value adjustment	—	(28,361)	—	—	(5,014)	(33,375)
Foreign exchange and accretion	2,145	(531)	12	196	662	2,484
Balance as of March 31, 2016	27,145	41,222	2,469	13,749	—	84,585
Fair value adjustment	—	(18,000)	—	—	—	(18,000)
Foreign exchange and accretion	(680)	(3,041)	8	51	—	(3,662)
Balance as of June 30, 2016	$26,465	$20,181	$2,477	$13,800	$—	$62,923
Balance Sheet Classification
Current Contingent consideration	$6,794	$—	$—	$6,559	$—	$13,353
Non-current Contingent consideration	19,671	20,181	2,477	7,241	—	49,570
Balance as of June 30, 2016	$26,465	$20,181	$2,477	$13,800	$—	$62,923

(1)	Using the applicable exchange rate as of June 30, 2016, for amounts denominated in currencies other than the U.S. dollar.

(2)	Using the applicable exchange rate on the date of acquisition for amounts denominated in currencies other than the U.S. dollar.

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

In management's opinion, an adequate accrual has been made as of June 30, 2016, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

10. Earnings Per Share

Basic earnings per share attributable to Legg Mason, Inc. shareholders ("EPS") is calculated by dividing Net Income Attributable to Legg Mason, Inc. (adjusted by earnings allocated to participating securities) by the weighted-average number of shares outstanding. Legg Mason issues to employees restricted stock and restricted stock units that are deemed to be participating securities prior to vesting, because the related unvested restricted shares/units entitle their holder to nonforfeitable dividend rights. In this circumstance, accounting guidance requires a “two-class method” for EPS calculations that excludes earnings (potentially both distributed and undistributed) allocated to participating securities.

Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive.

During the three months ended June 30, 2016, Legg Mason purchased and retired 3,475 shares of its common stock for $111,673 through open market purchases. These total repurchases reduced weighted-average shares outstanding by 1,772 shares for the three months ended June 30, 2016.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended June 30,
	2016	2015
Basic weighted-average shares outstanding for EPS	104,465	108,954
Potential common shares:
Dilutive employee stock options	212	1,281
Diluted weighted-average shares outstanding for EPS	104,677	110,235

Net Income Attributable to Legg Mason, Inc.	$33,452	$94,548
Less: Earnings (distributed and undistributed) allocated to participating securities	1,051	2,327
Net Income (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$32,401	$92,221

Net Income per share Attributable to Legg Mason, Inc. Shareholders
Basic	$0.31	$0.85
Diluted	0.31	0.84

The weighted-average shares for the three months ended June 30, 2016 and 2015, exclude weighted-average unvested restricted shares deemed to be participating securities of 3,134 and 2,737, respectively.

The diluted EPS calculations for the three months ended June 30, 2016 and 2015, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of the Convertible Notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive.
Options to purchase 3,493 and 1,482 shares for the three months ended June 30, 2016 and 2015, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and therefore, the options are deemed antidilutive. Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met. Unvested restricted shares for the three months ended June 30, 2016 and 2015, were antidilutive and therefore do not further impact diluted EPS.
11. Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, included the following amounts:

	Three Months Ended June 30,
	2016	2015
Net income attributable to redeemable noncontrolling interests	$10,037	$391
Net income attributable to nonredeemable noncontrolling interests	1,851	—
Total	$11,888	$391

Total redeemable and nonredeemable noncontrolling interests for the three months ended June 30, 2016 included the following amounts:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Value as of March 31, 2016	$94,136	$68,922	$12,727	$175,785	$22,202
Net income attributable to noncontrolling interests	2,480	7,557	—	10,037	1,851
Net subscriptions (redemptions) and other(3)	18,767	2,604	—	21,371	—
Distributions	—	(1,504)	—	(1,504)	(802)
Grants/settlements of affiliate management equity plan interests, net	—	—	6,120	6,120	—
Business acquisitions	—	508,500	—	508,500	—
Foreign exchange	—	(1,998)	—	(1,998)	—
Vesting/change in estimated redemption value of affiliate management equity plan interests	—	—	4,251	4,251	—
Value as of June 30, 2016	$115,383	$584,081	$23,098	$722,562	$23,251
(1) Principally related to VIE and seeded investment products.
(2) Related to Royce management equity plan.

(3)	Includes $37,093 related to the adoption of updated consolidation accounting guidance further discussed in Note 2.

Redeemable and nonredeemable noncontrolling interests by affiliate for the three months ended June 30, 2016, included the following amounts:

	Redeemable noncontrolling interests					Nonredeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total	Royce
Value as of March 31, 2016	$—	$—	$67,155	$1,767	$68,922	$22,202
Net income attributable to noncontrolling interests	4,159	2,244	1,098	56	7,557	1,851
Subscriptions	—	—	—	2,604	2,604	—
Distributions	—	—	(1,317)	(187)	(1,504)	(802)
Business acquisitions	403,200	105,300	—	—	508,500	—
Foreign exchange	—	—	(1,998)	—	(1,998)	—
Value as of June 30, 2016	$407,359	$107,544	$64,938	$4,240	$584,081	$23,251

Total redeemable noncontrolling interests for the three months ended June 30, 2015 included the following amounts:

	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests	Management equity plans	Total
Value as of March 31, 2015	$36,549	$1,949	$7,022	$45,520
Net income attributable to redeemable noncontrolling interests	260	131	—	391
Net subscriptions (redemptions)	9,428	—	—	9,428
Distributions	—	(306)	—	(306)
Accretion of/increase in estimated redemption value of affiliate management equity plan interests	—	—	480	480
Value as of June 30, 2015	$46,237	$1,774	$7,502	$55,513

(1)	Principally related to VIE and seeded investment products.

12. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, Australian dollar, British pound, euro, Singapore dollar, and Brazilian real. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded in the Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016, were $977 and $8,650, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016, were $9,740 and $18,079, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments.

As further discussed in Note 7, in April 2016, Legg Mason executed a 4.67-year, amortizing interest rate swap, and terminated a previously existing interest rate swap.

With the exception of the two interest rate swap contracts discussed in Note 7, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended June 30, 2016, March 31, 2016, or June 30, 2015. As of June 30, 2016, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $181,490 and open futures contracts relating to seed capital investments with aggregate notional values totaling $118,738. These amounts are representative of the level of non-hedge designation derivative activity throughout the three months ended June 30, 2016. As of June 30, 2016, the weighted-average remaining contract terms for both currency forward contracts and futures contracts relating to seed capital investments were six months.

The following table presents the derivative assets and related offsets, if any, as of June 30, 2016:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of June 30, 2016

Derivative instruments not designated as hedging instruments
Currency forward contracts	$1,235	$(258)	$977	$—	$—	$977

The following table presents the derivative liabilities and related offsets, if any, as of June 30, 2016:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of June 30, 2016

Derivative instruments designated as hedging instruments (See Note 7)
Interest rate swap	$—	$—	$—	$(4,369)	$4,740	$371

Derivative instruments not designated as hedging instruments
Currency forward contracts	(5,400)	2,182	(3,218)	—	—	(3,218)
Futures contracts relating to seed capital investments	—	—	—	(2,153)	7,336	5,183
Total derivative instruments not designated as hedging instruments	(5,400)	2,182	(3,218)	(2,153)	7,336	1,965
Total derivative instruments	$(5,400)	$2,182	$(3,218)	$(6,522)	$12,076	$2,336

The following table presents the derivative assets and related offsets, if any, as of March 31, 2016:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2016

Derivative instruments designated as hedging instruments (See Note 7)
Interest rate swap	$—	$—	$—	$7,599	$—	$7,599

Derivative instruments not designated as hedging instruments
Currency forward contracts	1,933	(963)	970	—	—	970
Futures contracts relating to seed capital investments	—	—	—	81	1,840	1,921
Total derivative instruments not designated as hedging instruments	1,933	(963)	970	81	1,840	2,891
Total derivative instruments	$1,933	$(963)	$970	$7,680	$1,840	$10,490

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2016:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2016

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(16,364)	$280	$(16,084)	$—	$—	$(16,084)
Futures contracts relating to seed capital investments	—	—	—	(1,995)	5,920	3,925
Total derivative instruments not designated as hedging instruments	$(16,364)	$280	$(16,084)	$(1,995)	$5,920	$(12,159)

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

		Three Months Ended June 30,
		2016		2015
	Income Statement Classification	Gains	Losses	Gains	Losses

Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$10,530	$(7,983)	$4,842	$(1,137)
Seed capital investments	Other non-operating income (expense)	1,334	(856)	28	(595)
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	1,751	(3,391)	1,530	(2,691)

Total gain (loss) from derivatives not designated as hedging instruments		13,615	(12,230)	6,400	(4,423)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	—	—	—	(975)
Derivative designated as a cash flow hedge (See Note 7)
Interest rate swap	Interest expense	—	(527)	—	—
Total		$13,615	$(12,757)	$6,400	$(5,398)

13. Variable Interest Entities and Consolidated Investment Vehicles

As further discussed in Notes 2 and 4, in accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment vehicles, some of which are designated as CIVs.

Updated Consolidation Accounting Guidance
Effective April 1, 2016, Legg Mason adopted updated consolidation guidance on a modified retrospective basis. See Note 2 for additional information regarding the adoption of this updated guidance. The adoption of the updated guidance resulted in certain sponsored investment vehicles that reside in foreign mutual fund trusts that were previously accounted for as VREs to be evaluated as VIEs, and the consolidation of nine funds, which were designated as CIVs. In addition, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE managed by EnTrust, which was also consolidated and designated a CIV. The adoption also resulted in the deconsolidation of 13 employee-owned funds, as Legg Mason no longer had a variable interest in these VIEs.

Legg Mason also concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated as CIVs) as of June 30, 2016. This sponsored investment fund was also consolidated under prior accounting guidance, as further discussed below.

Prior Consolidation Accounting Guidance
Under prior consolidation guidance, as of March 31, 2016 and June 30, 2015, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of March 31, 2016, and June 30, 2015. Legg Mason also concluded it was the primary beneficiary of 14 and 18 employee-owned funds it sponsors, which were consolidated and designated as CIVs as of March 31, 2016 and June 30, 2015, respectively.

Legg Mason's investment in CIVs, as of June 30, 2016 and March 31, 2016, was $59,448 and $13,641, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs in the Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016, respectively, and the Consolidated Statements of Income for the three months ended June 30, 2016 and June 30, 2015, respectively:
Consolidating Balance Sheets

	June 30, 2016				March 31, 2016
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Current Assets	$1,587,872	$173,895	$(59,448)	$1,702,319	$2,288,080	$110,631	$(13,667)	$2,385,044
Non-current assets	6,586,673	7,601	—	6,594,274	5,135,318	84	—	5,135,402
Total Assets	$8,174,545	$181,496	$(59,448)	$8,296,593	$7,423,398	$110,715	$(13,667)	$7,520,446
Current Liabilities	$1,109,333	$6,778	$—	$1,116,111	$837,031	$4,548	$(26)	$841,553
Non-current liabilities	2,340,350	—	—	2,340,350	2,267,343	—	—	2,267,343
Total Liabilities	3,449,683	6,778	—	3,456,461	3,104,374	4,548	(26)	3,108,896
Redeemable Non-controlling interests	607,179	153,877	(38,494)	722,562	81,649	94,027	109	175,785
Total Stockholders’ Equity	4,117,683	20,841	(20,954)	4,117,570	4,237,375	12,140	(13,750)	4,235,765
Total Liabilities and Equity	$8,174,545	$181,496	$(59,448)	$8,296,593	$7,423,398	$110,715	$(13,667)	$7,520,446

(1)	Other represents consolidated sponsored investment vehicles that are not designated as CIVs.

Consolidating Statements of Income

	Three Months Ended
	June 30, 2016				June 30, 2015
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other	CIVs and Other	Eliminations	Consolidated Totals
Total Operating Revenues	$700,177	$(12)	$—	$700,165	$708,735	$—	$(85)	$708,650
Total Operating Expenses	626,511	99	—	626,610	584,087	105	(85)	584,107
Operating Income (Loss)	73,666	(111)	—	73,555	124,648	(105)	—	124,543
Total Other Non-Operating Expense	(15,495)	2,548	43	(12,904)	(4,879)	407	(42)	(4,514)
Income Before Income Tax Provision	58,171	2,437	43	60,651	119,769	302	(42)	120,029
Income tax provision	15,311	—	—	15,311	25,090	—	—	25,090
Net Income	42,860	2,437	43	45,340	94,679	302	(42)	94,939
Less: Net income attributable to noncontrolling interests	9,408	2	2,478	11,888	131	—	260	391
Net Income Attributable to Legg Mason, Inc.	$33,452	$2,435	$(2,435)	$33,452	$94,548	$302	$(302)	$94,548

(1)	Other represents consolidated sponsored investment vehicles that are not designated as CIVs.

Other non-operating income (expense) includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

As further discussed in Note 4, effective April 1, 2016, Legg Mason adopted updated accounting guidance on fair value measurement. In accordance with the updated guidance, investments for which fair value is measured using NAV as a practical expedient are disclosed separately in the following tables as a reconciling item between investments included in the fair value hierarchy and investments reported in the Consolidated Balance Sheets.

Legg Mason had no financial liabilities of CIVs carried at fair value as of June 30, 2016 or March 31, 2016. The fair value of the financial assets of CIVs were determined using the following categories of inputs as of June 30, 2016 and March 31, 2016:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV(1)	Value as of June 30, 2016
Assets:
Trading investments:
Hedge funds	$—	$—	$—	$18,195	$18,195
Other proprietary fund products	72,239	56,086	—	—	128,325
Total trading investments	72,239	56,086	—	18,195	146,520
Investments:
Hedge funds	—	—	—	7,521	7,521
Total investments	$72,239	$56,086	$—	$25,716	$154,041

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV(1)	Value as of March 31, 2016
Assets:
Trading investments:
Hedge funds	$—	$—	$—	$18,144	$18,144
Other proprietary fund products	22,327	8,244	—	—	30,571
Total trading investments	$22,327	$8,244	$—	$18,144	$48,715

(1)	Reflects certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during either of the three months ended June 30, 2016 and 2015.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of June 30, 2016 and March 31, 2016, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of June 30, 2016
Category of Investment	Investment Strategy	June 30, 2016		March 31, 2016	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$25,716	(1)	$18,144	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 4% daily redemption; 10% monthly redemption; 36% quarterly redemption; and 50% are subject to three to five year lock-up or side pocket provisions.

As of June 30, 2016 and March 31, 2016, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of June 30, 2016		As of March 31, 2016
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
CLOs	$—	$—	$—	$288
Real Estate Investment Trust	9,925	14,970	9,540	14,595
Other sponsored investment funds	14,912	29,514	22,551	27,852
Total	$24,837	$44,484	$32,091	$42,735

(1)	Amounts are related to investments in proprietary funds products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $26,606,577 and $17,170,697 as of June 30, 2016 and March 31, 2016, respectively.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investment securities, and the liabilities are primarily comprised of various expense accruals. As of March 31, 2016, the assets and liabilities of these VIEs also included CLO loans and CLO debt, respectively. These VIEs are not consolidated because either (1) Legg Mason does not have the power to direct significant economic activities of the entity and rights/obligations associated with benefits/losses that could be significant to the entity, or (2) Legg Mason does not absorb a majority of each VIE's expected losses or does not receive a majority of each VIE's expected residual gains.

14. Subsequent Events

Financial Guard LLC
On July 7, 2016, Legg Mason agreed to acquire an 82% equity interest in Financial Guard LLC, an online registered investment advisor and innovative technology-enabled wealth management and investment advice platform. The transaction is expected to close during the second quarter of fiscal 2017.

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

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed under the heading "Risk Factors" and elsewhere herein, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2016, and in our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, commercial banks, insurance companies, and other financial services companies. The industry has been impacted by continued economic uncertainty, the constant introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes and keeping abreast of regulatory developments, has required, and will continue to require, us to incur costs that impact our profitability.

Our financial position and results of operations are materially affected by the overall trends and conditions of global financial markets. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates and changes in currency exchange rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in the attraction and retention of clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share and corresponding flows out of products in which we do have market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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
.
The strategic priorities discussed above are designed to drive improvements in our net flows, earnings, cash flows, AUM and other key metrics, including operating margin.  Certain of these key metrics are discussed in our quarterly results discussion below.

In connection with these strategic priorities (principally products and productivity):

•
On April 13, 2016, we acquired a majority equity interest in Clarion Partners, a diversified real estate firm headquartered in New York. Clarion Partners managed approximately $42 billion in AUM at closing, across the real estate risk/return spectrum. During the three months ended June 30, 2016, we incurred acquisition-related costs of $25.6 million in connection with this transaction, including $15.2 million related to the implementation of an affiliate management equity plan for the management team of Clarion Partners. See Notes 3 and 8 of Notes to Consolidated Financial Statements for additional information regarding the Clarion Partners acquisition and management equity plan, respectively.

•
On May 2, 2016, we combined The Permal Group, Limited ("Permal"), our existing hedge fund platform, with EnTrust Capital ("EnTrust"). EnTrust is an independent hedge fund investor and alternative asset manager headquartered in New York with approximately $10 billion in AUM at closing. The combination of the businesses of EnTrust and Permal creates a new global alternatives firm with $22 billion in AUM and total assets (including AUA and committed capital) of $25 billion as of June 30, 2016. During the three months ended June 30, 2016, we incurred acquisition-related costs of $6.7 million and transition-related costs of $24.3 million in connection with this combination. We expect to incur an additional $23 million to $32 million of transition-related costs, primarily during the remainder of fiscal 2017, and to achieve approximately $30 million to $40 million in annual savings from the pre-transaction cost structures of the two businesses.

•
On July 7, 2016, we agreed to acquire an 82% equity interest in Financial Guard LLC, an online registered investment adviser and innovative technology-enabled wealth management and investment advice platform. The transaction is expected to close during the second quarter of fiscal 2017.

Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2016, was $33.5 million, or $0.31 per diluted share, as compared to $94.5 million, or $0.84 per diluted share for the three months ended June 30, 2015.  As discussed above, the three months ended June 30, 2016, included $24.3 million of expenses related to the restructuring of Permal for the combination with EnTrust and $32.3 million of costs associated with the acquisitions of Clarion Partners and EnTrust, including $15.2 million related to the implementation of an affiliate management equity plan for the management team of Clarion Partners. Despite a slight increase in average AUM, total operating revenues decreased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, as further discussed below.

During the 12-month period ended June 30, 2016, total AUM increased due to the acquisitions of Clarion Partners, EnTrust and RARE Infrastructure Limited ("RARE Infrastructure"), and the impact of positive market performance and other, which were offset in part by net client outflows in both long-term and liquidity AUM.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
During the three months ended June 30, 2016, the business environment was influenced by strong domestic markets, which became less correlated with political and economic conditions in other countries. In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit". While the announcement of Brexit had a temporary impact on domestic markets, it resulted in significant volatility in international markets.

During the three months ended June 30, 2016, major U.S. equity market indices were mixed, while bond market indices increased. During the three months ended June 30, 2015, major U.S. equity markets were also mixed, while bond market indices decreased.

	% Change for the three months ended June 30:
Indices(1)	2016	2015
Dow Jones Industrial Average	1.4%	(0.9)%
S&P 500	1.9%	(0.2)%
NASDAQ Composite Index	(0.6)%	1.8%
Barclays Capital U.S. Aggregate Bond Index	2.2%	(1.7)%
Barclays Capital Global Aggregate Bond Index	2.9%	(1.2)%
(1) Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

The Federal Reserve Board held the target federal funds rate at 0.50% for the three months ended June 30, 2016. While the economic outlook for the U.S. has remained positive in recent years, the financial environment in which we operate continues to reflect a heightened level of volatility as we move through fiscal 2017.

Quarter Ended June 30, 2016, Compared to Quarter Ended June 30, 2015

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Alternative		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	Real Estate	•	U.S. Managed Cash
•	Large Cap Value	•	U.S. Credit Aggregate	•	Hedge Funds	•	U.S. Municipal Cash
•	Equity Income	•	Global Opportunistic Fixed Income	•	Infrastructure
•	Small Cap Core	•	Global Government
•	Large Cap Core	•	U.S. Municipal
•	International Equity	•	Global Fixed Income
•	Sector Equity	•	U.S. Long Duration
•	Small Cap Value	•	U.S. Limited Duration
•	Mid Cap Core	•	High Yield
•	Emerging Markets Equity	•	Emerging Markets
•	Global Equity

The components of the changes in our AUM (in billions) for the three months ended June 30, 2016 and 2015, were as follows:

	2016	2015
Beginning of period	$669.6	$702.7
Net client cash flows:
Investment funds, excluding liquidity products(1):
Subscriptions	12.6	14.5
Redemptions	(14.7)	(14.9)
Long-term separate account flows, net	1.0	1.7
Total long-term flows	(1.1)	1.3
Liquidity fund flows, net	7.9	2.0
Liquidity separate account flows, net	0.1	0.3
Total liquidity flows	8.0	2.3
Total net client cash flows	6.9	3.6
Market performance and other(2)	12.3	(8.9)
Impact of foreign exchange	2.0	1.8
Acquisitions(3)	51.1	—
End of period	$741.9	$699.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(3)	Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively, during the three months ended June 30, 2016.

AUM at June 30, 2016, was $741.9 billion, an increase of $72.3 billion, or 11%, from March 31, 2016. Total net client inflows were $6.9 billion, as $8.0 billion of net client inflows into the liquidity asset class were offset in part by $1.1 billion of net client outflows from long-term asset classes. Net long-term asset outflows were comprised of equity net outflows of $3.0 billion and alternative net outflows of $2.0 billion, offset in part by fixed income net inflows of $3.9 billion. Equity net outflows were primarily in products managed by ClearBridge Investments, LLC (“ClearBridge”) and Royce & Associates ("Royce"). Beginning in fiscal 2017, we now present alternative assets as a separate asset class of our AUM. The alternative asset class includes all AUM managed by Clarion Partners, EnTrustPermal Group Holdings, LLC ("EnTrustPermal"), RARE Infrastructure, and Permal Capital Management. All prior periods have been revised to present the alternative asset class. Alternative net outflows were primarily in products managed by EnTrustPermal. Fixed income net inflows were primarily in products managed by Western Asset Management Company ("Western Asset"), offset in part by net outflows in products managed by Brandywine Global Investment Management, LLC ("Brandywine"). We generally earn higher fees and profits on alternative and equity AUM and thus net flows in those asset classes more heavily impact our revenues and Net Income Attributable to Legg Mason, Inc. than do net flows in the fixed income and liquidity asset classes. Market performance and other was $12.3 billion and the positive impact of foreign currency exchange rate fluctuations was $2.0 billion. Acquisitions totaled $51.1 billion, with $41.5 billion related to the acquisition of Clarion Partners in April 2016 and $9.6 billion related to the acquisition of EnTrust in May 2016.

AUM by Asset Class
AUM by asset class (in billions) as of June 30, 2016 and 2015, were as follows:

	2016	% of Total	2015	% of Total	% Change
Equity	$161.1	22%	$183.8	26%	(12)%
Fixed income	387.2	52	366.5	52	6
Alternative	72.6	10	19.2	3	278
Total long-term assets	620.9	84	569.5	81	9
Liquidity	121.0	16	129.7	19	(7)
Total	$741.9	100%	$699.2	100%	6%

Average AUM by asset class (in billions) for the three months ended June 30, 2016 and 2015, were as follows:

	2016	% of Total	2015	% of Total	% Change
Equity	$162.3	23%	$186.5	26%	(13)%
Fixed income	377.6	53	370.0	53	2
Alternative	57.8	8	19.1	3	203
Total long-term assets	597.7	84	575.6	82	4
Liquidity	111.4	16	128.3	18	(13)
Total	$709.1	100%	$703.9	100%	1%

The component changes in our AUM by asset class (in billions) for the three months ended June 30, 2016 and 2015, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2016	$162.3	$372.3	$22.7	$557.3	$112.3	$669.6
Investment funds, excluding liquidity funds:
Subscriptions	5.3	5.9	1.4	12.6	—	12.6
Redemptions	(6.7)	(5.1)	(2.9)	(14.7)	—	(14.7)
Separate account flows, net	(1.6)	3.1	(0.5)	1.0	0.1	1.1
Liquidity fund flows, net	—	—	—	—	7.9	7.9
Net client cash flows	(3.0)	3.9	(2.0)	(1.1)	8.0	6.9
Market performance and other(1)	1.9	9.1	1.0	12.0	0.3	12.3
Impact of foreign exchange	(0.1)	1.9	(0.2)	1.6	0.4	2.0
Acquisitions(2)	—	—	51.1	51.1	—	51.1
June 30, 2016	$161.1	$387.2	$72.6	$620.9	$121.0	$741.9

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively, during the three months ended June 30, 2016.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2015	$186.2	$370.1	$19.2	$575.5	$127.2	$702.7
Investment funds, excluding liquidity funds:
Subscriptions	6.2	8.1	0.2	14.5	—	14.5
Redemptions	(8.5)	(5.9)	(0.5)	(14.9)	—	(14.9)
Separate account flows, net	1.0	0.6	0.1	1.7	0.3	2.0
Liquidity fund flows, net	—	—	—	—	2.0	2.0
Net client cash flows	(1.3)	2.8	(0.2)	1.3	2.3	3.6
Market performance and other(1)	(1.5)	(7.5)	0.1	(8.9)	—	(8.9)
Impact of foreign exchange	0.4	1.1	0.1	1.6	0.2	1.8
June 30, 2015	$183.8	$366.5	$19.2	$569.5	$129.7	$699.2

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended June 30, 2016 and 2015, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
June 30, 2015	$183.8	$366.5	$19.2	$569.5	$129.7	$699.2
Investment funds, excluding liquidity funds:
Subscriptions	20.9	25.4	2.2	48.5	—	48.5
Redemptions	(32.7)	(24.4)	(5.1)	(62.2)	—	(62.2)
Separate account flows, net	0.3	0.6	(0.8)	0.1	—	0.1
Liquidity fund flows, net	—	—	—	—	(9.2)	(9.2)
Net client cash flows	(11.5)	1.6	(3.7)	(13.6)	(9.2)	(22.8)
Market performance and other(1)	(10.8)	17.2	(0.9)	5.5	0.5	6.0
Impact of foreign exchange	(0.5)	1.9	0.1	1.5	—	1.5
Acquisitions(2)	0.1	—	57.9	58.0	—	58.0
June 30, 2016	$161.1	$387.2	$72.6	$620.9	$121.0	$741.9

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)
Includes $41.5 billion related to the acquisition of Clarion Partners in April 2016, $9.6 billion related to the acquisition of EnTrust in May 2016, $6.8 billion related to the acquisition of RARE Infrastructure Limited ("RARE Infrastructure") in October 2015, and $0.1 billion related to the acquisition of PK Investments, LLP ("PK Investments") by Martin Currie (Holdings) Limited ("Martin Currie") in December 2015.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
June 30, 2014	$181.5	$361.2	$20.0	$562.7	$141.6	$704.3
Investment funds, excluding liquidity funds:
Subscriptions	28.4	43.5	1.2	73.1	—	73.1
Redemptions	(32.6)	(27.7)	(2.9)	(63.2)	—	(63.2)
Separate account flows, net	2.5	3.6	1.1	7.2	(0.6)	6.6
Liquidity fund flows, net	—	—	—	—	(10.4)	(10.4)
Net client cash flows	(1.7)	19.4	(0.6)	17.1	(11.0)	6.1
Market performance and other(1)	3.1	3.4	0.4	6.9	0.2	7.1
Impact of foreign exchange	(1.8)	(14.8)	(0.6)	(17.2)	(1.1)	(18.3)
Acquisitions (disposition), net(2)	2.7	(2.7)	—	—	—	—
June 30, 2015	$183.8	$366.5	$19.2	$569.5	$129.7	$699.2

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Includes $9.5 billion related to the acquisition of Martin Currie offset by $9.5 billion related to the disposition of Legg Mason Investment Counsel & Trust Company N.A. ("LMIC").

AUM at June 30, 2016, increased $42.7 billion, or 6%, from June 30, 2015. Total net client outflows were $22.8 billion, with $13.6 billion of net client outflows from long-term asset classes and $9.2 billion of net client outflows from the liquidity asset class. Net long-term asset outflows were comprised of equity net outflows of $11.5 billion and alternative net outflows of $3.7 billion, offset in part by fixed income net inflows of $1.6 billion. Equity net outflows were primarily in products managed by Royce and ClearBridge, offset in part by equity net inflows in products managed by QS Investors Holdings, LLC ("QS Investors"). Alternative net outflows were primarily in products managed by EnTrustPermal and RARE Infrastructure. Fixed income net inflows were primarily in products managed by Brandywine, offset in part by net outflows in products managed by Western Asset. Market performance and other totaled $6.0 billion and the positive impact of foreign currency exchange rate fluctuations totaled $1.5 billion. Acquisitions totaled $58.0 billion, with $41.5 billion related to the acquisition of Clarion Partners in April 2016, $9.6 billion related to the acquisition of EnTrust in May 2016, $6.8 billion related to the acquisition of RARE Infrastructure in October 2015, and $0.1 billion related to the acquisition of PK Investments by Martin Currie in December 2015.

AUM by Distribution Channel
Broadly, we have two principal distribution channels, Global Distribution and Affiliate/Other, through which we sell a variety of investment products and services. Global Distribution, which consists of our centralized global distribution operations, principally sells U.S. and international mutual funds and other commingled vehicles, retail separately managed account programs, and sub-advisory accounts for insurance companies and similar clients. Affiliate/Other consists of the distribution operations within our asset managers, which principally sell institutional separate account management, liquidity (money market) funds, real estate and other privately placed investment funds, and funds-of-hedge funds.

The component changes in our AUM by distribution channel (in billions) for the three months ended June 30, 2016 and 2015, were as follows:

	Global Distribution	Affiliate/Other		Total
March 31, 2016	$254.6	$415.0		$669.6
Net client cash flows, excluding liquidity funds	1.7	(2.7)		(1.0)
Liquidity fund flows, net	—	7.9		7.9
Net client cash flows	1.7	5.2		6.9
Market performance and other(1)	3.6	8.7		12.3
Impact of foreign exchange	1.0	1.0		2.0
Acquisitions	—	51.1	(2)	51.1
June 30, 2016	$260.9	$481.0		$741.9

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Includes $41.5 billion related to the acquisition of Clarion Partners and $9.6 billion related to the acquisition of EnTrust.

	Global Distribution	Affiliate/Other	Total
March 31, 2015	$270.0	$432.7	$702.7
Net client cash flows, excluding liquidity funds	0.4	1.2	1.6
Liquidity fund flows, net	—	2.0	2.0
Net client cash flows	0.4	3.2	3.6
Market performance and other(1)	(2.3)	(6.6)	(8.9)
Impact of foreign exchange	0.2	1.6	1.8
June 30, 2015	$268.3	$430.9	$699.2

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

Operating Revenue Yield
We calculate operating revenue yields as the ratio of the sum of annualized investment advisory fees, distribution and service fees, and other revenues, less performance fees, to average AUM. For the three months ended June 30, 2016 and 2015, our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 38 basis points and 39 basis points, respectively. Fees for managing alternative and equity assets are generally higher, with alternative assets averaging approximately 85 basis points and 130 basis points for the three months ended June 30, 2016 and 2015, respectively, and fees for managing equity assets averaging approximately 65 basis points and 70 basis points for the three months ended June 30, 2016 and 2015, respectively. The average fee rate for managing alternative assets declined over the last year due to the acquisition of Clarion Partners in April 2016, whose products typically earn lower average fees than our other alternative asset products, while the average fee rate for managing equity assets declined over the last year due to a shift in the mix of assets from higher fee to lower fee products. This compares to fees for managing fixed income assets, which averaged approximately 30 basis points for each of the quarters ended June 30, 2016 and 2015, and liquidity assets, which averaged approximately 10 basis points for the quarter ended June 30, 2016 and under 10 basis points for the quarter ended June 30, 2015 (both reflecting the impact of current advisory fee waivers due to the low interest rate environment). Equity assets are primarily managed by ClearBridge, Royce, Brandywine, QS Investors and Martin Currie; alternative assets are primarily managed by Clarion Partners, EnTrustPermal and RARE Infrastructure; fixed income assets are primarily managed by Western Asset and Brandywine; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 45 basis points and 50 basis points for the quarter ended June 30, 2016 and 2015, respectively, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 35 basis points for each of the quarters ended June 30, 2016 and 2015.

Investment Performance
Overall investment performance of our AUM for the three months ended June 30, 2016 and 2015, was mixed compared to relevant benchmarks.

For the three months ended June 30, 2016, U.S. equity indices produced mixed returns. The best performing index was the S&P 400 MidCap Index, which returned 4.0% for the three months ended June 30, 2016. These positive returns reflect positive news about the U.S. economy, including lower unemployment, with the recent European market volatility as a result of the announcement of Brexit having only a temporary impact on overall domestic markets.

In the fixed income markets, interest rates fell over the quarter as expectations of growth and future Federal Funds Rate increases declined. Generally, there was strong demand for risky assets over the quarter causing most fixed income sectors to outperform U.S. Treasury Bonds. The lowest performing fixed income sector for the quarter ended June 30, 2016, was U.S. TIPS, as measured by the Barclays U.S. TIPS Index which returned 1.7%.  The best performing fixed income sector for the quarter was U.S. High Yield as measured by the Barclays U.S. High Yield Index which returned 5.5% for the three months ended June 30, 2016.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of June 30, 2016 and 2015, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2016				As of June 30, 2015
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	60%	68%	80%	82%	68%	83%	86%	89%
Equity:
Large cap	35%	12%	50%	70%	23%	66%	74%	94%
Small cap	66%	17%	31%	52%	14%	14%	27%	59%
Total equity (includes other equity)	42%	20%	50%	68%	30%	60%	66%	85%
Fixed income:
U.S. taxable	71%	86%	87%	84%	73%	89%	93%	87%
U.S. tax-exempt	100%	100%	100%	100%	100%	100%	100%	100%
Global taxable	15%	57%	83%	84%	76%	84%	84%	80%
Total fixed income	55%	78%	86%	85%	76%	88%	91%	86%
Alternative	53%	76%	72%	30%	52%	96%	96%	95%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of June 30, 2016 and 2015, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2016				As of June 30, 2015
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	49%	50%	72%	71%	50%	59%	68%	68%
Equity:
Large cap	48%	50%	90%	62%	44%	54%	71%	62%
Small cap	31%	10%	21%	61%	6%	19%	23%	59%
Total equity (includes other equity)	40%	38%	67%	61%	36%	46%	57%	58%
Fixed income:
U.S. taxable	78%	83%	85%	86%	80%	87%	87%	86%
U.S. tax-exempt	7%	43%	58%	88%	75%	61%	83%	97%
Global taxable	80%	37%	86%	42%	44%	81%	81%	48%
Total fixed income	60%	66%	78%	84%	72%	78%	85%	87%
Alternative	90%	100%	100%	n/a	100%	100%	100%	n/a

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

As of June 30, 2016 and 2015, approximately 88% and 90%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of both June 30, 2016 and 2015, the U.S. long-term mutual fund assets represented in the data accounted for 17% and 20% of our total AUM, respectively. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of June 30, 2016, constituted an aggregate of approximately $449 billion, or approximately 60% of our total AUM. The most meaningful exclusion of funds are our alternative fund strategies, which primarily involve privately placed hedge funds and privately placed real estate funds, and represent only 5% of our total AUM as of June 30, 2016, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	(9.48)%	8.05%	10.69%	6.74%	11.76%
Russell 3000 Growth		Relative	(11.36)%	(4.60)%	(1.35)%	(1.91)%	1.94%
ClearBridge Appreciation Fund	3/10/1970	Absolute	4.75%	10.29%	11.13%	7.53%	10.26%
S&P 500		Relative	0.76%	(1.37)%	(0.97)%	0.11%	(0.09)%
ClearBridge Dividend Strategy	11/6/1992	Absolute	7.35%	9.30%	11.00%	6.46%	8.44%
S&P 500		Relative	3.36%	(2.35)%	(1.10)%	(0.96)%	(0.65)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	4.35%	14.01%	14.11%	8.59%	7.91%
Russell 1000 Growth		Relative	1.33%	0.94%	1.76%	(0.20)%	2.04%
ClearBridge Value Trust	4/16/1982	Absolute	(4.78)%	8.76%	9.98%	1.38%	11.44%
S&P 500		Relative	(8.77)%	(2.90)%	(2.12)%	(6.04)%	(0.21)%
ClearBridge All Cap Value	11/12/1981	Absolute	(3.92)%	5.88%	7.07%	4.27%	9.79%
Russell 3000 Value		Relative	(6.34)%	(3.71)%	(4.03)%	(1.78)%	(1.90)%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	(0.11)%	8.78%	10.71%	6.41%	9.48%
Russell 1000 Value		Relative	(2.97)%	(1.09)%	(0.64)%	0.28%	(0.65)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	(1.66)%	8.41%	10.18%	n/a	12.55%
Russell 1000 Value		Relative	(4.52)%	(1.46)%	(1.17)%	n/a	(0.31)%

Small Cap
Royce Total Return Fund	12/15/1993	Absolute	0.07%	6.32%	7.68%	6.16%	10.46%
Russell 2000		Relative	6.80%	(0.76)%	(0.68)%	(0.03)%	2.14%
ClearBridge Small Cap Growth	7/1/1998	Absolute	(10.87)%	4.81%	8.21%	7.43%	9.36%
Russell 2000 Growth		Relative	(0.12)%	(2.93)%	(0.31)%	0.28%	3.55%
Royce Pennsylvania Mutual	6/30/1967	Absolute	(4.76)%	4.69%	5.58%	5.57%	11.41%
Russell 2000		Relative	1.97%	(2.40)%	(2.77)%	(0.63)%	n/a
Royce Premier Fund	12/31/1991	Absolute	(5.61)%	4.05%	4.28%	6.61%	11.08%
Russell 2000		Relative	1.12%	(3.04)%	(4.07)%	0.41%	1.95%
Royce Special Equity	5/1/1998	Absolute	(4.58)%	3.37%	6.81%	7.24%	8.61%
Russell 2000		Relative	2.15%	(3.72)%	(1.55)%	1.05%	1.95%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	6.59%	5.20%	4.98%	6.30%	6.38%
Barclays US Aggregate		Relative	0.59%	1.13%	1.22%	1.17%	1.09%
Western Asset Core Bond Fund	9/4/1990	Absolute	6.76%	5.12%	4.54%	5.74%	7.08%
Barclays US Aggregate		Relative	0.76%	1.06%	0.78%	0.61%	0.70%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	0.84%	1.89%	2.70%	n/a	4.48%
Barclays US Aggregate		Relative	(5.16)%	(2.18)%	(1.07)%	n/a	(0.56)%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	1.22%	1.11%	1.20%	1.97%	3.60%
Citi Treasury Gov't/Credit 1-3 YR		Relative	(0.32)%	(0.07)%	0.12%	(0.82)%	(0.66)%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	1.97%	1.19%	1.94%	4.19%	5.15%
Barclays US TIPS		Relative	(2.38)%	(1.12)%	(0.70)%	(0.56)%	(0.36)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	4.91%	3.57%	3.60%	5.19%	5.92%
Barclays Intermediate Gov't/Credit		Relative	0.58%	0.62%	0.70%	0.71%	0.60%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	6.38%	6.03%	5.83%	5.64%	6.58%
Barclays US Credit		Relative	(1.18)%	0.76%	0.63%	(0.47)%	0.02%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	(0.16)%	9.55%	13.37%	n/a	14.37%
BOFAML Floating Rate Home Loan Index		Relative	(0.63)%	7.69%	8.98%	n/a	9.23%
Western Asset High Yield Fund	9/28/2001	Absolute	(2.13)%	2.03%	4.31%	6.10%	6.95%
Barclays US Corp High Yield		Relative	(3.75)%	(2.16)%	(1.53)%	(1.45)%	(1.44)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	0.81%	0.98%	1.45%	1.47%	2.72%
Citi T-Bill 6-Month		Relative	0.56%	0.85%	1.33%	0.35%	(0.08)%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	6.71%	5.64%	6.11%	5.49%	7.86%
Barclays Municipal Bond		Relative	(0.94)%	0.06%	0.78%	0.36%	0.48%

Global Taxable
Legg Mason Western Asset Macro Opportunities Bond	11/30/2013	Absolute	4.45%	n/a	n/a	n/a	5.21%
3-Month LIBOR		Relative	3.95%	n/a	n/a	n/a	4.87%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	5.13%	2.31%	3.76%	n/a	5.84%
Citi World Gov't Bond		Relative	(6.13)%	(0.34)%	2.58%	n/a	1.99%
Legg Mason Brandywine Absolute Return Opportunities Fund	2/28/2011	Absolute	(2.00)%	0.42%	3.06%	n/a	2.89%
Citi 3-Month T-Bill		Relative	(2.13)%	0.36%	2.99%	n/a	2.83%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	3.01%	0.56%	1.82%	4.15%	4.39%
Citi World Gov't Bond		Relative	(8.25)%	(2.09)%	0.64%	(0.07)%	0.17%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	1.65%	2.28%	2.01%	4.46%	6.25%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	(6.49)%	(1.97)%	(1.97)%	(1.75)%	(1.10)%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	(0.57)%	1.56%	3.76%	5.30%	6.91%
Barclays Global High Yield		Relative	(4.34)%	(2.79)%	(1.94)%	(2.49)%	(2.06)%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	5.29%	5.31%	5.18%	n/a	4.97%
Barclays Global Aggregate Index		Relative	(2.08)%	0.16%	0.42%	n/a	0.38%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	6.99%	6.48%	7.26%	7.06%	6.49%
UBS Australian Composite Bond Index		Relative	(0.03)%	0.23%	0.53%	0.45%	0.36%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	7.35%	3.13%	3.26%	6.64%	9.52%
JPM EMBI Global		Relative	(2.97)%	(3.31)%	(3.05)%	(1.26)%	0.31%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.30%	0.15%	0.16%	1.27%	3.27%
Citi 3-Month T-Bill		Relative	0.16%	0.09%	0.09%	0.31%	0.29%

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
As of June 30, 2016, AUA was $40 billion, primarily comprised of approximately $17 billion related to QS Investors, approximately $10 billion related to Western Asset, and approximately $9 billion related to ClearBridge. AUA fee rates vary with the level of non-discretionary service provided and other factors, and our average annualized fee rate related to AUA was approximately 10 basis points for the three months ended June 30, 2016.

Results of Operations
In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment vehicles. The consolidation of these investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in other consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income Attributable to Legg Mason, Inc. See Notes 2, 4, and 13 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment vehicles.

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Investment advisory fees:
Separate accounts	$226.9	$208.1	$18.8	9%
Funds	363.5	384.3	(20.8)	(5)
Performance fees	17.4	18.7	(1.3)	(7)
Distribution and service fees	91.4	96.9	(5.5)	(6)
Other	1.0	0.7	0.3	43
Total Operating Revenues	$700.2	$708.7	$(8.5)	(1)%

Total operating revenues for the three months ended June 30, 2016, were $700.2 million, a decrease of 1% from $708.7 million for the three months ended June 30, 2015, despite incremental revenues related to the acquisitions of Clarion Partners and EnTrust, due to a less favorable product mix, with lower yielding products comprising a higher percentage of our total average AUM. Although average long-term AUM comprised a slightly higher percentage of our total average AUM for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, our operating revenue yield, excluding performance fees, declined to 38 basis points as of June 30, 2016, from 39 basis points as of June 30, 2015, as a result of the less favorable product mix.

Investment advisory fees from separate accounts increased, $18.8 million, or 9%, to $226.9 million, as compared to $208.1 million for the three months ended June 30, 2015. Of this increase, $14.3 million was due to Clarion Partners after it was acquired in April 2016, $6.2 million was due to RARE Infrastructure which was acquired in October 2015, and $5.2 million was due to EnTrust after it was acquired in May 2016. These increases were offset in part by a decrease of $6.2 million due to lower average equity assets managed by ClearBridge and Martin Currie.

Investment advisory fees from funds decreased $20.8 million, or 5%, to $363.5 million, as compared to $384.3 million for the three months ended June 30, 2015, primarily related to $44.7 million due to lower average equity assets managed by Royce and ClearBridge, $18.7 million due to lower average alternative assets managed by legacy Permal and $9.4 million due to lower average fixed income assets managed by Brandywine and Western Asset. These decreases were partially offset by increases of $27.0 million due to Clarion Partners after it was acquired in April 2016, $12.1 million due to EnTrust after it was acquired in May 2016, a net increase of $8.3 million in fees from liquidity assets, largely due to a reduction in fee waivers on liquidity funds managed by Western Asset and $4.3 million due to RARE Infrastructure which was acquired in October 2015.

Of our total AUM as of June 30, 2016 and 2015, approximately 11% and 6%, respectively, was in accounts that were eligible to earn performance fees. Performance fees earned on certain AUM at Clarion Partners (which accounts for approximately 35% of our performance fee eligible AUM as of June 30, 2016) will be passed through as compensation to the Clarion Partners management team. Investment advisory performance fees decreased $1.3 million, or 7%, to $17.4 million, as compared to $18.7 million for the three months ended June 30, 2015, primarily due to lower fees earned on assets managed by legacy Permal, Brandywine and Western Asset, offset in part by performance fees earned by Clarion Partners on assets invested with them prior to the closing of the acquisition in April 2016. As noted above, performance fees related to Clarion Partners are fully passed through as compensation expense, per the terms of the related agreements, and therefore have no impact on Net Income Attributable to Legg Mason, Inc. The full pass through of Clarion Partners performance fees only applies to historic AUM in place as of the closing of the acquisition. We expect the full pass through to phase out approximately five years post-closing.

Distribution and service fees decreased $5.5 million, or 6%, to $91.4 million, as compared to $96.9 million for the three months ended June 30, 2015, as a decrease of $7.6 million due to a decline in average mutual fund AUM subject to distribution and service fees, was offset in part by an increase of $2.6 million in advisement fees associated with our AUA.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Compensation and benefits	$358.6	$315.1	$43.5	14%
Distribution and servicing	124.7	149.3	(24.6)	(16)
Communications and technology	52.7	48.7	4.0	8
Occupancy	33.1	26.0	7.1	27
Amortization of intangible assets	5.7	0.6	5.1	850
Other	51.8	44.4	7.4	17
Total Operating Expenses	$626.6	$584.1	$42.5	7%

Operating expenses for the three months ended June 30, 2016 and 2015, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period. The remaining operating expenses are comprised of corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the three months ended June 30 were as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Salaries and incentives	$230.3	$239.6	$(9.3)	(4)%
Benefits and payroll taxes (including deferred compensation)	77.3	72.7	4.6	6
Transition costs and severance	19.1	1.6	17.5	n/m
Management equity plan charges	15.2	—	15.2	n/m
Performance fee pass through	14.6	—	14.6	n/m
Gains on deferred compensation and seed capital investments	2.1	1.2	0.9	75
Compensation and benefits	$358.6	$315.1	$43.5	14%
n/m - not meaningful

Compensation and benefits increased 14% to $358.6 million for the three months ended June 30, 2016, as compared to $315.1 million for the three months ended June 30, 2015, as a result of the following:

•
Salaries and incentives decreased $9.3 million, to $230.3 million, as compared to $239.6 million for the three months ended June 30, 2015, primarily due to an $11.8 million decrease in net compensation at investment affiliates, which was substantially the result of a reduction in operating revenue at revenue shared-based affiliates, which creates an offsetting decrease in compensation per the applicable revenue share arrangements, offset in part by the acquisition of Clarion Partners in April 2016. The decrease in net compensation at investment affiliates was offset in part by a $2.0 million increase in sales-based incentive compensation for distribution personnel.

•
Benefits and payroll taxes increased $4.6 million, to $77.3 million, as compared to $72.7 million for the three months ended June 30, 2015, primarily due to an increase in costs associated with certain long-term incentive plans and an increase in health insurance expense.

•
Transition costs and severance increased $17.5 million, to $19.1 million, as compared to $1.6 million for the three months ended June 30, 2015, primarily due to transition-related costs of $15.0 million for the three months ended June 30, 2016, associated with the previously discussed restructuring of Permal for the combination with EnTrust.

•	Management equity plan charges represent the charge associated with the implementation of an affiliate management equity plan for the management team of Clarion Partners, as previously discussed.

•	Performance fee pass through represents Clarion Partners performance fees that are passed through to Clarion Partners as compensation expense.

Compensation as a percentage of operating revenues increased to 51.2% from 44.5%, primarily due to the impact of the acquisition of Clarion Partners in April 2016, the impact of the charge associated with the implementation of the Clarion Partners management equity plan, and the impact of transition-related and severance costs related to the restructuring of Permal for the combination with EnTrust, offset in part by the impact of decreased revenues at certain revenue share-based affiliates that retain a relatively higher percentage of revenues as compensation.

Distribution and servicing expense decreased 16% to $124.7 million, as compared to $149.3 million for the three months ended June 30, 2015, primarily related to the impact of lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased 8% to $52.7 million, as compared to $48.7 million for the three months ended June 30, 2015, primarily as a result of an increase in costs related to data management, market data, software licenses, telephone services, and technology consulting, due in part to the addition of expenses related to Clarion Partners after its acquisition in April 2016 and EnTrust after its acquisition in May 2016.

Occupancy expense increased 27% to $33.1 million, as compared to $26.0 million for the three months ended June 30, 2015. The increase was primarily due to real estate related charges of $9.1 million recognized in the current year period related to the restructuring of Permal for the combination with EnTrust, offset in part by a $2.7 million reduction to previously existing lease reserves.

Amortization of intangible assets increased $5.1 million, to $5.7 million, as compared to $0.6 million for the three months ended June 30, 2015, due to additional amortization expense related to the acquisitions of Clarion Partners in April 2016, EnTrust in May 2016, and RARE Infrastructure in October 2015. The Clarion Partners and EnTrust purchase accounting is preliminary and subject to adjustment during the one-year measurement period following the closing date for each acquisition. Any adjustments and the impacts on the related amortization expense could be material. See Notes 3 and 6 of Notes to Consolidated Financial Statements for additional information.

Other expense increased $7.4 million, or 17%, to $51.8 million, as compared to $44.4 million for the three months ended June 30, 2015, primarily due to a $16.3 million increase in professional fees, a $3.5 million increase in insurance costs, and a $2.2 million increase in travel and entertainment expenses, primarily related to the acquisitions of Clarion Partners and EnTrust, as well as, an increase in gains on foreign exchange of $1.6 million. These increases were offset in part by an $18.0 million credit related to a fair value adjustment to decrease the contingent consideration liability associated with the acquisition of Martin Currie.

Non-Operating Income (Expense)
The components of Total Other Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Interest income	$1.8	$1.3	$0.5	38%
Interest expense	(24.5)	(11.9)	(12.6)	106
Other income, net	6.6	5.7	0.9	16
Other non-operating income of consolidated investment vehicles, net	3.2	0.4	2.8	n/m
Total Other Non-Operating Income (Expense)	$(12.9)	$(4.5)	$(8.4)	187%
n/m - not meaningful

Interest income increased 38% to $1.8 million, as compared to $1.3 million for the three months ended June 30, 2015, primarily due to higher average yields earned on interest-bearing investment balances.

Interest expense increased $12.6 million, to $24.5 million, as compared to $11.9 million for the three months ended June 30, 2015, primarily due to the issuance of $450 million of 4.75% Senior Notes due 2026 (the "2026 Notes") and $250 million of 6.375% Junior Subordinated Notes due 2056 (the "2056 Notes") in March 2016, as well as a $500 million increase in outstanding borrowings under our revolving credit facility.

Other non-operating income, net, increased $0.9 million, to $6.6 million, as compared to $5.7 million for the three months ended June 30, 2015. This increase was primarily the result of $1.0 million in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding decrease in compensation expense.

Other non-operating income of consolidated investment vehicles ("CIVs"), net, increased $2.8 million to $3.2 million as compared to $0.4 million in the three months ended June 30, 2015, primarily due to the consolidation of additional CIVs as of June 30, 2016, as a result of the adoption of updated consolidation accounting guidance. See Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information regarding the adoption of the updated guidance.

Income Tax Provision
The income tax provision was $15.3 million for the three months ended June 30, 2016, as compared to $25.1 million for the three months ended June 30, 2015. The effective tax rate was 25.2% for the three months ended June 30, 2016, as compared to an effective tax rate of 20.9% for the three months ended June 30, 2015. The increase in the effective tax rate for the three months ended June 30, 2016, was primarily attributable to $18.0 million of income tax benefits in the prior year period, resulting from an increase in the value of deferred tax assets, primarily due to changes in the New York City tax code in April 2015, which impacted the June 30, 2015 tax rate by 15.0 percentage points.  Noncontrolling interests in EnTrustPermal, Clarion Partners and Royce are structured as partnerships that pass related tax attributes to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which caused the effective tax rate to be reduced by 4.8 percentage points for the three months ended June 30, 2016. In addition, CIVs reduced the effective tax rate by 1.1 percentage points for the three months ended June 30, 2016, and did not impact the effective tax rate for the three months ended June 30, 2015.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2016, totaled $33.5 million, or $0.31 per diluted share, as compared to $94.5 million, or $0.84 per diluted share, for the three months ended June 30, 2015. The decrease was primarily due to acquisition and transition-related costs of $56.8 million, or $0.37 per diluted share, incurred during the three months ended June 30, 2016, primarily in connection with the acquisitions of Clarion Partners and EnTrust Capital, and the subsequent EnTrustPermal combination. Operating margin was 10.5% for the three months ended June 30, 2016, as compared to 17.6% for the three months ended June 30, 2015, with the decrease primarily attributable to the acquisition and transition-related costs discussed above.

Quarter Ended June 30, 2016, Compared to Quarter Ended March 31, 2016
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2016, was $33.5 million, or $0.31 per diluted share, as compared to Net Loss Attributable to Legg Mason, Inc. of $45.3 million, or $0.43 per diluted share, in the three months ended March 31, 2016. As previously discussed, Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2016, included acquisition and transition-related costs of $56.8 million, or $0.37 per diluted share, including a compensation charge related to the Clarion Partners management equity plan of $15.2 million. Net Loss Attributable to Legg Mason Inc. for the three months ended March 31, 2016, included acquisition and transition-related costs and a charge related to the implementation of the Royce management equity plan totaling $70.5 million, or $0.42 per diluted share. In addition, the three months ended March 31, 2016, included a tax charge of $55.9 million, or $0.53 per diluted share, related to the impact of tax rate annualization.

Operating revenues increased to $700.2 million in the three months ended June 30, 2016, as compared to $619.6 million in the three months ended March 31, 2016. The increase in operating revenues was primarily due to Clarion Partners and EnTrust after they were acquired in April 2016 and May 2016, respectively, including $14.6 million of performance fees, that per the terms of the Clarion Partners acquisition, were passed though in compensation expense.

Operating expenses increased $41.0 million, to $626.6 million for the three months ended June 30, 2016, as compared to $585.6 million for the three months ended March 31, 2016, primarily due to the addition of expenses from Clarion Partners and EnTrust after they were acquired. An increase of $14.6 million in compensation expense related to the pass through of performance fees to Clarion Partners, as previously discussed, and a $7.5 million increase in acquisition and transition-related costs also contributed to the increase. The three months ended March 31, 2016, included a $21.4 million charge related to the Royce management equity plan. In addition, the three months ended June 30, 2016, included a credit of $18.0 million related to a fair value adjustment to decrease the Contingent consideration liability associated with the acquisition of Martin Currie, while the three months ended March 31, 2016, included $7.0 million of similar credits to decrease the Contingent consideration liabilities associated with the acquisitions of Martin Currie and Fauchier Partners Management Limited ("Fauchier").

Other non-operating expense, net, decreased $14.6 million, to $12.9 million for the three months ended June 30, 2016, as compared to $27.5 million for the three months ended March 31, 2016. The decrease was primarily due to net market gains on corporate investments of $8.9 million, which are not offset in compensation, and net market gains of $5.9 million on investments of consolidated sponsored investment vehicles that are not designated as CIVs, which have no impact on Net Income Attributable to Legg Mason, Inc., as the losses are fully attributable to noncontrolling interests. In addition, Other non-operating income (expense) of CIVs increased $7.1 million, from expense of $3.8 million to income of $3.2 million. These increases were offset in part by a $9.3 million increase in interest expense, primarily due to the issuance of the 2026 Notes and the 2056 Notes in March 2016, and additional borrowings under our revolving credit facility in May 2016 of $460 million, all in connection with the acquisitions of Clarion Partners and EnTrust.

Operating margin was 10.5% for the three months ended June 30, 2016, as compared to 5.5% for the three months ended March 31, 2016.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles (“non-GAAP”) for "Operating Margin, as Adjusted" that management uses as a benchmark in evaluating and comparing our period-to-period operating performance.

Operating Margin, as Adjusted, for the three months ended June 30, 2016, March 31, 2016, and June 30, 2015, was 11.3%, 5.9%, and 22.6%, respectively. Operating Margin, as Adjusted, for the three months ended June 30, 2016, was reduced by 4.3 percentage points due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust, 3.1 percentage points due to acquisition-related costs incurred in connection with the Clarion and EnTrust acquisitions, and 2.7 percentage points due to the charge associated with the implementation of the Clarion Partners management equity plan. Operating Margin, as Adjusted, for the three months ended March 31, 2016, was reduced by 8.7 percentage points due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust, 1.2 percentage points due to acquisition-related costs incurred in connection with the Clarion and EnTrust acquisitions, and 4.3 percentage points due to the charge associated with the implementation of the Royce management equity plan.

We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing arrangements, amortization related to intangible assets, income of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, and less performance fees that are passed through as compensation expense or net income attributable to noncontrolling interests, which we refer to as "Operating Revenues, as Adjusted." The compensation items are removed from Operating Income in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income Attributable to Legg Mason, Inc. We adjust for the impact of the amortization of management contract assets and the impact of fair value adjustments of contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Impairment charges and income of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted, in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. We also use Operating Revenues, as Adjusted, in the calculation to show the operating margin without performances fees which, are passed through as compensation expense or net income attributable to noncontrolling interests per the terms of certain more recent acquisitions. Operating Revenues, as Adjusted, also include our advisory revenues we receive from consolidated investment vehicles that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities. It excludes items that have no impact on Net Income Attributable to Legg Mason, Inc. and indicates what our operating margin would have been without distribution revenues that are passed through to third parties as a direct cost of selling our products, performance fees that are passed through as compensation expense or net income attributable to noncontrolling interests per the terms of certain more recent acquisitions, amortization related to intangible assets, changes in the fair value of contingent consideration liabilities, if any, impairment charges, and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net Income Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015
Operating Revenues, GAAP basis	$700,165	$619,551	$708,650
Plus (less):
Pass-through performance fees	(14,600)	—	—
Operating revenues eliminated upon consolidation of investment vehicles	12	72	85
Distribution and servicing expense excluding consolidated investment vehicles	(124,590)	(124,618)	(149,280)
Operating Revenues, as Adjusted	$560,987	$495,005	$559,455

Operating Income, GAAP basis	$73,555	$33,903	$124,543
Plus (less):
Gains on deferred compensation and seed investments	2,166	342	1,210
Amortization of intangible assets	5,703	2,072	657
Contingent consideration fair value adjustment	(18,000)	(7,000)	—
Operating income of consolidated investment vehicles, net	111	125	105
Operating Income, as Adjusted	$63,535	$29,442	$126,515

Operating Margin, GAAP basis	10.5%	5.5%	17.6%
Operating Margin, as Adjusted	11.3	5.9	22.6

Liquidity and Capital Resources
The primary objective of our capital structure is to appropriately support our business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. Our overall funding needs and capital base are continually reviewed to determine if the capital base meets the expected needs of our asset management businesses. We intend to continue to explore potential acquisition opportunities as a means of diversifying and strengthening our business. These opportunities may from time to time involve acquisitions that are material in size and may require, among other things, and subject to existing covenants, the raising of additional equity capital and/or the issuance of additional debt.

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At June 30, 2016, cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.5 billion, $8.3 billion, $1.7 billion and $4.1 billion, respectively. Total assets include amounts related to CIVs and other sponsored investment vehicles of $0.2 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended June 30 (in millions):

	2016	2015
Cash flows provided by (used in) operating activities	$(166.0)	$2.7
Cash flows provided by (used in) investing activities	(1,007.8)	6.8
Cash flows provided by (used in) financing activities	335.0	(115.6)
Effect of exchange rate changes	0.4	(33.3)
Net change in cash and cash equivalents	(838.4)	(139.4)
Cash and cash equivalents, beginning of period	1,329.1	669.6
Cash and cash equivalents, end of period	$490.7	$530.2

Cash outflows used in operating activities during the three months ended June 30, 2016, were $166.0 million, primarily related to annual payments for accrued and deferred compensation and net activity related to CIVs, offset in part by Net Income, adjusted for non-cash items. Cash inflows provided by operating activities during the three months ended June 30, 2015, were $2.7 million, primarily related to Net Income, adjusted for non-cash items, and net sales of trading and other investments, substantially offset by net annual payments for accrued and deferred compensation.

Cash outflows used in investing activities during the three months ended June 30, 2016, were $1.0 billion, primarily related to payments associated with the acquisitions of Clarion Partners and EnTrust of $997.9 million (net of acquired cash). Cash inflows provided by investing activities during the three months ended June 30, 2015, were $6.8 million, related to the change in restricted cash and the proceeds from the sale and maturities of investments, substantially offset by payments made for fixed assets of $9.5 million.

Cash inflows provided by financing activities during the three months ended June 30, 2016, were $335.0 million, primarily related to borrowings of $460 million under our revolving credit facility, offset in part by the repurchase of 3.5 million shares of our common stock for $111.7 million and dividends paid of $21.9 million. Cash outflows used in financing activities during the three months ended June 30, 2015, were $115.6 million, primarily related to the repurchase of 1.3 million shares of our common stock for $68.0 million, the payment of $22.8 million of contingent considerations related to the Fauchier acquisition, employee tax withholdings by settlement of net share transactions of $21.0 million, and dividends paid of $18.0 million.

In May 2016, we borrowed $460 million under our revolving credit facility to partially finance the acquisition of EnTrust and to replenish cash used to complete the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015. The total amount of borrowings outstanding under our revolving credit facility was $500 million and $40 million as of June 30, 2016 and March 31, 2016, respectively.

We expect that over the next 12 months cash generated from our operating activities and available cash on hand will be adequate to support our operating and investing cash needs, and planned share repurchases. We currently intend to utilize our available resources for any number of potential activities, including, but not limited to, acquisitions, repurchase of shares of our common stock, seed capital investments in new products, repayment of outstanding debt, or payment of increased dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

Acquisitions
As of June 30, 2016, we had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining aggregate contingent consideration and the Contingent consideration liability for each of our acquisitions. Additional details regarding contingent consideration for each significant recent acquisition are discussed above.

	RARE Infrastructure	Martin Currie	PK Investments	QS Investors	Fauchier	Total
Maximum Remaining Contingent Consideration(1)	$78.9	$430.3	$2.5	$30.0	$26.5	$568.2
Contingent consideration liability
Current Contingent consideration	$6.8	$—	$—	$6.6	$—	$13.4
Non-current Contingent consideration	19.6	20.2	2.5	7.2	—	49.5
Balance as of June 30, 2016	$26.4	$20.2	$2.5	$13.8	$—	$62.9

(1)	Using the applicable exchange rate as of June 30, 2016 for amounts denominated in currencies other than the U.S. dollar.

On May 2, 2016, we closed the transaction to combine Permal and EnTrust, to create EnTrustPermal, of which we own 65%. The transaction required a cash payment of $400 million, which was funded with borrowings under our revolving credit facility, as well as a portion of the proceeds of the 2026 Notes and the 2056 Notes that were issued in March 2016. In connection with the combination, we expect to incur restructuring and transition-related costs of approximately $91 million to $100 million, of which approximately 15% are non-cash charges. As of June 30, 2016, approximately $68 million of these charges have been incurred, and approximately $32 million have been paid. The significant portion of the remaining costs will be paid in the calendar year ending December 31, 2016.

On April 13, 2016, we acquired a majority interest in Clarion Partners. The acquisition required a cash payment of approximately $632 million (including a payment for cash delivered of $37 million and co-investments of $16 million), which was funded with a portion of the proceeds from the issuance of the 2026 Notes and the 2056 Notes in March 2016. We also implemented an affiliate management equity plan for the management team of Clarion Partners, as further discussed below. In conjunction with the acquisition, we committed to provide $100 million of seed capital to Clarion Partners products, after the second anniversary of the transaction closing.

On December 31, 2015, Martin Currie acquired certain assets of PK Investment Management, LLP. The transaction was comprised of an initial cash payment of approximately $5 million and a contingent payment, due on December 31, 2017, which is currently estimated at approximately $3 million. The amount of any ultimate contingent payment will be based on certain financial metrics. The initial cash payment was funded with existing cash resources.

On October 21, 2015, we acquired a majority interest in RARE Infrastructure. The acquisition required an initial cash payment of approximately $214 million (using the foreign exchange rate as of October 21, 2015 for the 296 million Australian dollar payment), which was funded with $40 million of net borrowings under our previous revolving credit facility, as well as existing cash resources. Contingent consideration may be due March 31, 2017 and March 31, 2018, aggregating up to approximately $79 million (using the foreign exchange rate as of June 30, 2016 for the maximum 106 million Australia dollar amount per the contract), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. Noncontrolling interests of 25% are subject to put and call provisions that may result in future cash outlays.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. Contingent consideration payments may be due on the March 31 following the second and third anniversaries of closing, aggregating up to approximately $430 million (using the foreign exchange rate as of June 30, 2016 for the maximum £325 million contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2017 and 2018. No contingent consideration was due as of March 31, 2016, for the first anniversary payment. Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. In addition, Martin Currie and the trustees of the pension plan referenced above have received a notice that the Pensions Regulator in the U.K. is reviewing the plan’s current structure and funding status. The review is still in process, and there can be no assurance that the review will not result in accelerated funding.

Effective May 31, 2014, we completed the acquisition of QS Investors. In August 2016, we may be required to pay up to $10 million for the second anniversary contingent consideration, with the amount of the payment dependent on the achievement of certain net revenue targets. In addition, contingent consideration of up to $20 million for the fourth anniversary payment may be due in July 2018, dependent on the achievement of certain net revenue targets, and subject to a potential catch-up adjustment in the fourth anniversary payment for any second anniversary payment shortfall.

On March 13, 2013, we completed the acquisition of all of the outstanding share capital of Fauchier. Contingent consideration of up to approximately $26 million (using the exchange rate as of June 30, 2016, for the £20 million maximum contractual amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs.

See Notes 3 and 9 of Notes to Consolidated Financial Statements for additional information regarding the acquisitions of EnTrust, Clarion Partners, RARE Infrastructure, Martin Currie, QS Investors and Fauchier.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with Royce. Under this management equity plan, non-minority interests equivalent to 16.9% in the Royce entity were issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). Repurchases of units granted under the plans may impact future liquidity requirements. In June 2013, we implemented an affiliate management equity plan that entitled key employees of Permal to participate in 15% of the future growth of the enterprise value (subject to appropriate discounts), if any. In April 2016, in conjunction with the combination of Permal with EnTrust, the Permal management equity plan was liquidated with the payment of $7.2 million to its participants. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Future Outlook
As of June 30, 2016, we had approximately $215 million in cash and cash equivalents in excess of our working capital requirements. We currently project that our cash flows from operating activities will be sufficient to fund our present and foreseeable, near-term liquidity needs. As previously discussed, we intend to utilize up to $90 million of cash generated from future operations to purchase shares of our common stock on a quarterly basis, subject to market conditions and other cash needs. We have approximately $500 million of available borrowing capacity under our revolving credit facility, which expires in December 2020, and can be increased by another $500 million with the approval of the lenders. We do not currently expect to raise incremental debt or equity financing over the next 12 months, but we may choose to refinance existing indebtedness. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts under our revolving credit facility, such as an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing future share repurchases, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

Our liquid assets include cash, cash equivalents, and certain current investment securities. At June 30, 2016, our total liquid assets of approximately $790 million included $305 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries are not significant. In order to increase our cash available in the U.S. for general corporate purposes, we plan to utilize up to $183 million of foreign cash over the next several years, of which $8 million is accumulated foreign earnings. Any additional tax provision associated with these repatriations was previously recognized. No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, we will provide for and pay any applicable additional U.S. taxes in connection with repatriation of offshore earnings.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

Other
As of June 30, 2016, less than 1% of total assets (4% of financial assets at fair value) and 2% of total liabilities (87% of financial liabilities measured at fair value) meet the definition of Level 3. Excluding the assets and liabilities of CIVs, less than 1% of total assets (5% of financial assets measured at fair value) and 2% of total liabilities (87% of financial liabilities measured at fair value) meet the definition of Level 3.

On July 26, 2016, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.22 per share, payable on October 24, 2016.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Contractual Obligations
Short-term borrowings by contract maturity(1)	$50.0	$150.0	$100.0	$100.0	$100.0	$—	$500.0
Long-term borrowings by contract maturity	—	—	—	250.0	—	1,500.0	1,750.0
Interest on short-term and long-term borrowings and credit facility commitment fees	82.9	88.0	87.5	83.9	79.6	1,410.8	1,832.7
Minimum rental and service commitments	110.8	125.8	98.4	89.6	83.4	264.5	772.5
Total Contractual Obligations	243.7	363.8	285.9	523.5	263.0	3,175.3	4,855.2
Contingent Obligations
Payments related to business acquisitions(2)
Martin Currie	430.3	—	—	—	—	—	430.3
RARE Infrastructure	23.1	55.8	—	—	—	—	78.9
Other	36.5	2.5	20.0	—	—	—	59.0
Total payments related to business acquisitions	489.9	58.3	20.0	—	—	—	568.2
Total Obligations(3)(4)(5)(6)	$733.6	$422.1	$305.9	$523.5	$263.0	$3,175.3	$5,423.4

(1)
Represents borrowings under our revolving credit facility which does not expire until December 2020. In April 2016, we exercised an amortizing variable for fixed interest rate swap with the intention of repaying the $500 million of borrowings through December 2020. However, we may elect to repay this debt sooner if management elects to utilize a portion of our available cash for this purpose or to refinance this debt.

(2)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of June 30, 2016, for amounts denominated in currencies other than the U.S. dollar. The related contingent consideration liabilities had a fair value of $62.9 million as of June 30, 2016, net of certain potential pension and other obligations related to Martin Currie. See Notes 3 and 9 of Notes to Consolidated Financial Statements.

(3)
The table above does not include approximately $37.2 million in capital commitments to investment partnerships in which we are a limited partner or $100 million of co-investment commitment associated with the Clarion Partners acquisition. With the exception of the co-investment commitment, which will be funded after the second anniversary of the transaction closing, these obligations will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2024.

(4)
The table above does not include amounts for uncertain tax positions of $51.6 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(5)
The table above does not include redeemable noncontrolling interests, primarily related to affiliate noncontrolling interests of $607.2 million and noncontrolling interests of CIVs, of $115.4 million as of June 30, 2016, because the timing of any related cash outflows cannot be reliably estimated.

(6)
The table above excludes potential obligations arising from the ultimate settlement of awards under the affiliate management equity plans with key employees of Clarion Partners, ClearBridge and Royce due to the uncertainty of the timing and amounts ultimately payable. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Critical Accounting Policies
The following Critical Accounting Policies have been updated from our Annual Report on Form 10-K for the year ended March 31, 2016.

Consolidation
In the normal course of our business, we sponsor and manage various types of investment vehicles. For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make, and any earned but uncollected management fees. Uncollected management fees from managed investment vehicles were not material as of June 30, 2016, we have not issued any investment performance guarantees to these investment vehicles or their investors, and we did not sell or transfer investment assets to any of these investment vehicles. In accordance with financial accounting standards, we consolidate certain sponsored investment vehicles, some of which are designated as CIVs.

Certain investment vehicles we sponsor and are the manager of are considered to be variable interest entities ("VIEs") (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Sponsored investment vehicles that are considered VREs are consolidated if we have a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). We may also fund the initial cash investment in certain VRE investment vehicles to generate an investment performance track record in order to attract third-party investors in the product. Our initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as we maintain a controlling financial interest in the product, but they are not designated as CIVs unless the investment is longer-term.

A VIE is an entity which does not have adequate equity to finance its activities without additional subordinated financial support; or the equity investors, as a group, do not have the normal characteristics of equity investors for a potential controlling financial interest. We must consolidate any VIE for which we are deemed to be the primary beneficiary.

Updated Consolidation Accounting Guidance
Effective April 1, 2016, we adopted updated consolidation accounting guidance on a modified retrospective basis.  Under the updated guidance, if limited partners in a sponsored investment vehicle structured as a limited partnership or a similar entity do not have either substantive kick-out or substantive participation rights over the general partner, the entities are VIEs. As a sponsor and manager of an investment vehicle, we may be deemed a decision maker under the accounting guidance. If the fees paid to a decision maker are market-based, such fees are not considered variable interests in a VIE. Additionally, if employee interests in a sponsored investment vehicle are not made to circumvent the consolidation guidance and are not financed by the sponsor, they are not included in the variable interests assessment, and are not included in the primary beneficiary determination.

A decision maker is deemed to be a primary beneficiary of a VIE if it has the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or receive benefits from variable interests that could be significant to the VIE. In determining whether it is the primary beneficiary of a VIE, we consider both qualitative and quantitative factors such as the voting rights of the equity holders, guarantees, and implied relationships. If a fee paid to a decision maker is not market-based, it will be included in the primary beneficiary determination.

Prior Consolidation Accounting Guidance
Under prior accounting guidance, for most sponsored investment fund VIEs deemed to be investment companies, including money market funds, our determination of expected residual returns excluded gross fees paid to a decision maker if certain criteria relating to the fees were met. In determining whether we were the primary beneficiary of a VIE, we considered both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees were earned and paid to us, related party ownership, guarantees, and implied relationships.

For other sponsored investment funds that do not meet the investment company criteria, we determined if we were the primary beneficiary of a VIE if we had both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that could be significant to the VIE. We considered the management fee structure, including the seniority level of our fees, the current and expected economic performance of the entity, as well as other provisions included in the governing documents that might restrict or guarantee an expected loss or residual return.

See Notes 4 and 13 of Notes to Consolidated Financial Statements for additional information related to VIEs.

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

As of June 30, 2016, equity, fixed income, alternative and liquidity AUM values aggregated $161.1 billion, $387.2 billion, $72.6 billion and $121.0 billion, respectively. As the majority of our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying the value of our AUM. Economic events and financial market turmoil have increased market price volatility; however, as further discussed below, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of June 30, 2016, less than 6% of total AUM is valued based on unobservable inputs, the majority of which is related to our real estate funds discussed below.

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

Valuation processes for AUM are dependent on the nature of the assets and any contractual provisions with our clients. Equity securities under management for which market quotations are available are usually valued at the last reported sales price or official closing price on the primary market or exchange on which they trade. Debt securities under management are usually valued at bid, or the mean between the last quoted bid and asked prices, provided by independent pricing services that are based on transactions in debt obligations, quotations from bond dealers, market transactions in comparable securities and various other relationships between securities. Short-term debt obligations are generally valued at amortized cost, which approximates fair value. The majority of our AUM is valued based on data from third parties such as independent pricing services, fund accounting agents, custodians and brokers. This varies slightly from time to time based upon the underlying composition of the asset class (equity, fixed income and liquidity) as well as the actual underlying securities in the portfolio within each asset class. Regardless of the valuation process or pricing source, we have established controls reasonably designed to assess the reasonableness of the prices provided.

Where market prices are not readily available, or are determined not to reflect fair value, value may be determined in accordance with established valuation procedures based on, among other things, unobservable inputs. The most significant portion of our AUM for which the fair value is determined based on unobservable inputs are our real estate funds. The values of real estate investments are prepared giving consideration to the income, cost and sales comparison approaches of estimating property value. The income approach estimates an income stream for a property and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The discount rate and the exit capitalization rate are significant inputs to these valuations. These rates are based on the location, type and nature of each property, and current and anticipated market conditions. The cost approach estimates the replacement cost of the building less physical depreciation plus the land value. The sales comparison approach compares recent transactions to the appraised property. Adjustments are made for dissimilarities which typically provide a range of value. Many factors are also considered in the determination of fair value including, but not limited to, the operating cash flows and financial performance of the properties, property types and geographic locations, the physical condition of the asset, prevailing market capitalization rates, prevailing market discount rates, general economic conditions, economic conditions specific to the market in which the assets are located, and any specific rights or terms associated with the investment. Because of the inherent uncertainties of valuation, the values may materially differ from the values that would be determined by negotiations held between parties in a sale transaction.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2016, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 4.        Controls and Procedures

As of June 30, 2016, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  Other than for aspects of the EnTrust Capital and Clarion Partners businesses acquired in May 2016 and April 2016, respectively, there have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
During the three months ended June 30, 2016, there were no material changes to the information contained in Part I, Item 1A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2016.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended June 30, 2016:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
April 1, 2016 through April 30, 2016	981,245	$33.89	626,156	$782,312,199
May 1, 2016 through May 31, 2016	1,928,308	31.17	1,926,364	722,266,190
June 1, 2016 through June 30, 2016	922,382	32.41	922,382	692,369,276
Total	3,831,935	$32.17	3,474,902

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.

(3)
On January 30, 2015, we announced that our Board of Directors approved a new share repurchase authorization for up to $1 billion for additional repurchases of common stock. There is no expiration attached to this share repurchase authorization.

Item 6.        Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
10
Transaction Agreement, dated as of January 22, 2016, by and among EnTrustPermal Group Holdings LLC, a Delaware limited liability company,  EP Partners Holdings LLC, a Delaware limited liability company, GH Onshore GP LLC, a Delaware limited liability company, and GH EP Holdings LLC, a Delaware limited liability company and EnTrustPermal LLC, a Delaware limited liability company, and solely for certain purposes specified therein,  Gregg S. Hymowitz and Legg Mason, Inc. (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015)

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2016, filed on August 2, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	August 2, 2016	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	August 2, 2016	/s/ Peter H. Nachtwey
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
10
Transaction Agreement, dated as of January 22, 2016, by and among EnTrustPermal Group Holdings LLC, a Delaware limited liability company,  EP Partners Holdings LLC, a Delaware limited liability company, GH Onshore GP LLC, a Delaware limited liability company, and GH EP Holdings LLC, a Delaware limited liability company and EnTrustPermal LLC, a Delaware limited liability company, and solely for certain purposes specified therein,  Gregg S. Hymowitz and Legg Mason, Inc. (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015)

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2016, filed on August 2, 2016 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail