Form 10-Q
period 2016-09-30
LEGG MASON, INC.
filed 2016-11-01
CIK 704051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
101,006,739 shares of common stock as of the close of business on October 27, 2016.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$570,868	$1,329,126
Cash and cash equivalents of consolidated investment vehicles	2,835	297
Restricted cash	18,688	19,580
Receivables:
Investment advisory and related fees	425,948	334,922
Other	58,891	74,694
Investment securities	446,610	515,335
Investment securities of consolidated investment vehicles	66,564	48,715
Other	71,072	55,405
Other current assets of consolidated investment vehicles	—	6,970
Total Current Assets	1,661,476	2,385,044
Fixed assets, net	165,765	163,305
Intangible assets, net	4,089,766	3,146,485
Goodwill	1,958,654	1,479,516
Deferred income taxes	209,334	206,797
Other	161,113	139,215
Other assets of consolidated investment vehicles	8,442	84
TOTAL ASSETS	$8,254,550	$7,520,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$353,216	$430,736
Accounts payable and accrued expenses	199,331	201,572
Short-term borrowings	—	40,000
Contingent consideration	11,315	26,396
Other	110,834	138,301
Other current liabilities of consolidated investment vehicles	6,649	4,548
Total Current Liabilities	681,345	841,553
Deferred compensation	87,698	65,897
Deferred income taxes	301,215	260,386
Contingent consideration	40,738	58,189
Other	162,761	141,886
Long-term debt	2,221,896	1,740,985
TOTAL LIABILITIES	3,495,653	3,108,896
Commitments and Contingencies (Note 9)
REDEEMABLE NONCONTROLLING INTERESTS	676,164	175,785
STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 100,982,945 shares for September 2016 and 107,011,664 shares for March 2016	10,098	10,701
Additional paid-in capital	2,535,249	2,693,113
Employee stock trust	(25,451)	(26,263)
Deferred compensation employee stock trust	25,451	26,263
Retained earnings	1,612,875	1,576,242
Accumulated other comprehensive loss, net	(98,675)	(66,493)
Total stockholders' equity attributable to Legg Mason, Inc.	4,059,547	4,213,563
Nonredeemable noncontrolling interest	23,186	22,202
TOTAL STOCKHOLDERS' EQUITY	4,082,733	4,235,765
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,254,550	$7,520,446
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$233,328	$205,155	$460,181	$413,259
Funds	377,079	359,871	740,542	744,216
Performance fees	41,970	7,902	59,429	26,555
Distribution and service fees	94,545	99,602	185,927	196,462
Other	1,448	556	2,456	1,244
Total Operating Revenues	748,370	673,086	1,448,535	1,381,736
OPERATING EXPENSES
Compensation and benefits	368,330	282,433	726,955	597,485
Distribution and servicing	128,868	138,930	253,531	288,218
Communications and technology	51,281	49,845	104,013	98,522
Occupancy	30,558	25,716	63,700	51,703
Amortization of intangible assets	6,271	670	11,974	1,327
Other	35,429	42,462	87,174	86,908
Total Operating Expenses	620,737	540,056	1,247,347	1,124,163
OPERATING INCOME	127,633	133,030	201,188	257,573
OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	1,545	1,229	3,393	2,546
Interest expense	(27,925)	(13,280)	(52,490)	(25,229)
Other income (expense), net	9,975	(28,110)	16,560	(22,399)
Other non-operating income (expense) of consolidated investment vehicles, net	5,206	(2,303)	8,434	(1,896)
Total Other Non-Operating Income (Expense)	(11,199)	(42,464)	(24,103)	(46,978)
INCOME BEFORE INCOME TAX PROVISION	116,434	90,566	177,085	210,595
Income tax provision	29,902	27,647	45,213	52,737
NET INCOME	86,532	62,919	131,872	157,858
Less: Net income (loss) attributable to noncontrolling interests	20,091	(1,400)	31,979	(1,009)
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$66,441	$64,319	$99,893	$158,867

NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$0.63	$0.58	$0.94	$1.43
Diluted	0.63	0.58	0.94	1.42

DIVIDENDS DECLARED PER SHARE	$0.22	$0.20	$0.44	$0.40
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
NET INCOME	$86,532	$62,919	$131,872	$157,858
Other comprehensive income:
Foreign currency translation adjustment	4,167	(37,176)	(13,023)	(16,512)
Unrealized losses on interest rate swap:
Unrealized gains (losses) on interest rate swap, net of tax provision (benefit) of $181 and $(1,708), respectively	289	—	(2,718)	—
Reclassification adjustment for losses included in net income, net of tax benefit of $1,505 and $1,708, respectively	2,394	—	2,718	—
Net unrealized losses on interest rate swap	2,683	—	—	—
Net actuarial gains (losses) on defined benefit pension plan	(14,054)	1,922	(19,159)	2,990
Total other comprehensive loss	(7,204)	(35,254)	(32,182)	(13,522)
COMPREHENSIVE INCOME	79,328	27,665	99,690	144,336
Less: Comprehensive income (loss) attributable to noncontrolling interests	18,152	(1,400)	32,038	(1,009)
COMPREHENSIVE INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$61,176	$29,065	$67,652	$145,345
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2016	2015
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$10,701	$11,147
Stock options exercised	12	22
Deferred compensation employee stock trust	1	1
Stock-based compensation	37	11
Employee tax withholdings by settlement of net share transactions	(36)	(40)
Shares repurchased and retired	(617)	(320)
Ending balance	10,098	10,821
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,693,113	2,844,441
Stock options exercised	3,442	6,073
Deferred compensation employee stock trust	254	250
Stock-based compensation	43,773	35,881
Performance-based Legg Mason restricted share units related to the acquisition of Clarion Partners	11,121	—
Additional tax benefit on Equity Unit exchange in fiscal 2010	—	9,173
Employee tax withholdings by settlement of net share transactions	(11,766)	(21,138)
Shares repurchased and retired	(201,056)	(157,658)
Redeemable noncontrolling interest reclassification for affiliate management equity plans	(3,632)	—
Ending balance	2,535,249	2,717,022
EMPLOYEE STOCK TRUST
Beginning balance	(26,263)	(29,570)
Shares issued to plans	(255)	(251)
Distributions and forfeitures	1,067	2,143
Ending balance	(25,451)	(27,678)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	26,263	29,570
Shares issued to plans	255	251
Distributions and forfeitures	(1,067)	(2,143)
Ending balance	25,451	27,678
RETAINED EARNINGS
Beginning balance	1,576,242	1,690,055
Net Income Attributable to Legg Mason, Inc.	99,893	158,867
Dividends declared	(46,039)	(44,162)
Reclassifications to noncontrolling interest for:
EnTrustPermal combination	(15,500)	—
Net increase in estimated redemption value of affiliate management equity plans	(1,721)	(826)
Ending balance	1,612,875	1,803,934
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(66,493)	(60,742)
Net actuarial gains (losses) on defined benefit pension plan	(19,159)	2,990
Foreign currency translation adjustment	(13,023)	(16,512)
Ending balance	(98,675)	(74,264)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	4,059,547	4,457,513
Nonredeemable noncontrolling interest	23,186	—
TOTAL STOCKHOLDERS’ EQUITY	$4,082,733	$4,457,513
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$131,872	$157,858
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	40,342	27,534
Accretion and amortization of securities discounts and premiums, net	2,097	424
Stock-based compensation, including $15,200 related to the Clarion Partners affiliate management equity plan in April 2016	54,981	37,041
Net unrealized (gains) losses on investments	(21,382)	39,024
Net (gains) losses and earnings on investments	3,391	(22,336)
Net (gains) losses of consolidated investment vehicles	(8,434)	1,896
Deferred income taxes	30,307	46,749
Contingent consideration fair value adjustments	(25,000)	—
Other	500	701
Decrease (increase) in assets:
Investment advisory and related fees receivable	(17,298)	37,970
Net sales (purchases) of trading and other investments	25,002	(12,373)
Other receivables	(4,030)	(10,884)
Other assets	(11,290)	16,892
Other assets of consolidated investment vehicles	56,672	(4,925)
Increase (decrease) in liabilities:
Accrued compensation	(102,908)	(134,114)
Deferred compensation	22,092	12,123
Accounts payable and accrued expenses	(3,423)	(18,376)
Other liabilities	(37,733)	(23,355)
Other liabilities of consolidated investment vehicles	2,101	(141)
CASH PROVIDED BY OPERATING ACTIVITIES	$137,859	$151,708

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(18,684)	$(19,858)
Business acquisitions, net of cash acquired of $33,547	(1,009,928)	—
Change in restricted cash	436	18,438
Proceeds from sales and maturities of investments	2,436	9,465
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,025,740)	8,045
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term borrowings	(40,000)	—
Payment of contingent consideration	(6,587)	(22,765)
Proceeds from issuance of long-term debt	500,000	—
Debt issuance costs	(17,639)	—
Issuances of common stock for stock-based compensation	3,709	6,346
Employee tax withholdings by settlement of net share transactions	(11,802)	(21,178)
Repurchases of common stock	(201,673)	(157,978)
Dividends paid	(44,103)	(40,383)
Net subscriptions/(redemptions) and distributions attributable to noncontrolling interests	(52,530)	33,141
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	129,375	(202,817)
EFFECT OF EXCHANGE RATES ON CASH	248	(7,553)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(758,258)	(50,617)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,329,126	669,552
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$570,868	$618,935
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Income taxes, net of refunds of $(754) and $(2,018), respectively	$11,025	$17,125
Interest	45,485	24,551
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
September 30, 2016
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

The nature of Legg Mason's business is such that the results of any interim period are not necessarily indicative of the results of a full year. Certain disclosures included in the Company's annual report are not required to be included on an interim basis in the Company's quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

The information contained in the interim consolidated financial statements should be read in conjunction with Legg Mason's latest Annual Report on Form 10-K filed with the SEC.

2. Significant Accounting Policies

Consolidation
In the normal course of its business, Legg Mason sponsors and manages various types of investment products. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make, and any earned but uncollected management fees. Legg Mason did not sell or transfer investment assets to any of these investment products. In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated and reported as consolidated investment vehicles (“CIVs”). The consolidation of sponsored investment products, including those designated as CIVs, has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results. The change in the value of all consolidated sponsored investment products is recorded in Other Non-Operating Income (Expense) and reflected in Net income (loss) attributable to noncontrolling interests.

Certain of the investment products Legg Mason sponsors and manages are considered to be variable interest entities ("VIEs") (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Sponsored investment products that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). Legg Mason may fund the initial cash investment in certain VRE investment products to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. As of September 30, 2016, March 31, 2016, and September 30, 2015, no consolidated VREs were designated as CIVs.

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

Updated Consolidation Accounting Guidance
Effective April 1, 2016, Legg Mason adopted updated consolidation accounting guidance on a modified retrospective basis. Under the updated guidance, if limited partners or similar equity holders in a sponsored investment vehicle structured as a limited partnership or a similar entity do not have either substantive kick-out or substantive participation rights over the general partner, the entities are VIEs. As a sponsor and manager of an investment vehicle, Legg Mason may be deemed a decision maker under the accounting guidance. If the fees paid to a decision maker are market-based, such fees are not considered variable interests in a VIE. Additionally, if employee interests in a sponsored investment vehicle are not made to circumvent the consolidation guidance and are not financed by the sponsor, they are not included in the variable interests assessment, and are not included in the primary beneficiary determination.

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

The adoption of this accounting guidance resulted in certain sponsored investment products that are foreign mutual fund trusts that were previously accounted for as VREs to be evaluated as VIEs, and the consolidation of nine funds as of June 30, 2016, which were also designated as CIVs. Under the updated accounting guidance, Legg Mason also concluded it was the primary beneficiary of one sponsored investment fund VIE managed by EnTrust Capital ("EnTrust"), which was also consolidated and designated a CIV. The adoption also resulted in the deconsolidation of 13 employee-owned funds, as Legg Mason no longer has a variable interest in those funds.

As of September 30, 2016, Legg Mason no longer held a significant financial interest in four foreign mutual funds, and therefore concluded it was no longer the primary beneficiary. As a result, these four funds were not consolidated as of September 30, 2016. In addition, during the quarter ended September 30, 2016, Legg Mason concluded that it was the primary beneficiary of one additional foreign mutual fund trust, which was consolidated and designated as a CIV.

Legg Mason also concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated as a CIV) as of September 30, 2016. This sponsored investment fund was also consolidated under prior accounting guidance, as further discussed below.

The adoption of the updated accounting guidance did not have a material impact on the Consolidated Balance Sheet as of September 30, 2016.

Prior Consolidation Accounting Guidance
Under prior accounting guidance, for most sponsored investment fund VIEs deemed to be investment companies, including money market funds, Legg Mason determined it was the primary beneficiary of a VIE if it absorbed a majority of the VIE's expected losses, or received a majority of the VIE's expected residual returns, if any. Legg Mason's determination of expected residual returns excluded gross fees paid to a decision maker if certain criteria relating to the fees were met. In determining whether it was the primary beneficiary of a VIE, Legg Mason considered both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties (including how fees were earned and paid to Legg Mason), related party ownership, guarantees, and implied relationships.

For other sponsored investment funds that do not meet the investment company criteria, Legg Mason determined it was the primary beneficiary of a VIE if it had both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that could be significant to the VIE.

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, that was consolidated as of March 31, 2016, and September 30, 2015, despite significant third-party investments in this product. Also, as of both March 31, 2016, and September 30, 2015, Legg Mason concluded it was the primary beneficiary of 14 employee-owned funds it sponsors which were consolidated and designated as CIVs. As discussed above, effective April 1, 2016, under new accounting guidance, all but one of those employee-owned funds no longer qualified as VIEs, and 13 of those employee-owned funds were therefore deconsolidated.

As of September 30, 2015, Legg Mason had a variable interest in three collateralized loan obligations ("CLOs"). Legg Mason concluded it was not the primary beneficiary of these CLOs, which were not consolidated, as it held no equity interest in these investment products and the level of fees they were expected to pay to Legg Mason was insignificant.

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

As a result of the acquisition of Clarion Partners, LLC ("Clarion Partners") in April 2016, Legg Mason holds investments in real estate fund partnerships and limited liability companies, which are classified as Level 3. The fair values of investments in real estate funds are prepared giving consideration to the income, cost and sales comparison approaches of estimating property value. The income approach estimates an income stream for a property and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The discount rate and the exit capitalization rate are significant inputs to these valuations. These rates are based on the location, type and nature of each property, and current and anticipated market conditions. The cost approach estimates the replacement cost of the building less physical depreciation plus the land value. The sales comparison approach compares recent transactions to the appraised property. Adjustments are made for dissimilarities which typically provide a range of value. Many factors are also considered in the determination of fair value including, but not limited to, the operating cash flows and financial performance of the properties, property types and geographic locations, the physical condition of the asset, prevailing market capitalization rates, prevailing market discount rates, general economic conditions, economic conditions specific to the market in which the assets are located, and any specific rights or terms associated with the investment. Because of the inherent uncertainties of valuation, the values may materially differ from the values that would be determined by negotiations held between parties in a sale transaction.

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

Noncontrolling Interests
Noncontrolling interests include affiliate minority interests, third-party investor equity in consolidated sponsored investment products, and vested affiliate management equity plan interests. For CIVs and other consolidated sponsored investment products with third-party investors, the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. Also included in redeemable noncontrolling interests are vested affiliate management equity plan and affiliate minority interests for which the holder may, at some point, request settlement of their interests. Redeemable noncontrolling interests are reported in the Consolidated Balance Sheets at their estimated settlement values. When settlement is not expected to occur until a future date, changes in the expected settlement value are recognized over the settlement period as an adjustment to retained earnings. Nonredeemable noncontrolling interests include vested affiliate management equity plan interests that do not permit the holder to request settlement of their interests. Nonredeemable noncontrolling interests are reported in the Consolidated Balance Sheets at their issuance value, together with undistributed net income allocated to noncontrolling interests.

Legg Mason estimates the settlement value of noncontrolling interests as their fair value. For consolidated sponsored investment products, where the investor may request withdrawal at any time, fair value is based on market quotes of the underlying securities held by the investment products. For affiliate minority interests and management equity plan interests, fair value reflects the related total business enterprise value, after appropriate discounts for lack of marketability and control. There may also be features of these equity interests, such as dividend subordination, that are contemplated in their valuations. The fair value of option-like management equity plan interests also relies on Black-Scholes option pricing model calculations.

Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income includes the share of net income of the respective subsidiary allocated to the minority interest holders.

See Note 11 for additional information regarding noncontrolling interests.

Accumulated Other Comprehensive Loss, Net
There were no significant amounts reclassified from Accumulated other comprehensive loss, net, to the Consolidated Statements of Income for the three and six months ended September 30, 2016 or 2015, except for $237 and $764 realized on the settlement and termination of an interest rate swap for the three and six months ended September 30, 2016, respectively, as further described in Note 7.

Income Tax Provision
Noncontrolling interests in EnTrustPermal Group Holdings, LLC ("EnTrustPermal"), Clarion Partners, and Royce & Associates ("Royce") are structured as partnerships that pass related tax attributes to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which caused the effective tax rate to be reduced by 6.7 percentage points and 4.4 percentage points for the three and six months ended September 30, 2016, respectively.

In September 2016, the U.K. Finance Act 2016 was enacted, which reduced the main U.K. corporate tax rate effective on April 1, 2020 from 18% to 17%. The reduction in the U.K. corporate tax rate resulted in a tax benefit of $4,055, recognized in the three months ended September 30, 2016, as a result of the revaluation of certain existing deferred tax assets and liabilities at the new rate, which reduced the effective tax rate by 3.5 percentage points and 2.3 percentage points for the three and six months ended September 30, 2016, respectively. During the three months ended September 30, 2016, Legg Mason also recognized income tax benefits of $2,200 as a result of reserve adjustments related to the conclusion of certain tax examinations, which reduced the effective tax rate by 1.9 percentage points and 1.2 percentage points for the three and six months ended September 30, 2016, respectively.

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

Recent Accounting Developments
In August 2016, the Financial Accounting Standards Board ("FASB") updated the guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The updated guidance addresses the reporting classification of several specific cash flow items, including debt prepayment or extinguishment costs, contingent consideration payments, and distributions received from equity method investees, with the objective of reducing diversity in practice where no specific guidance exists, or current guidance is unclear. The updated guidance will be effective in fiscal 2019, with the option for early adoption. Legg Mason is currently evaluating the impact of its adoption.

In February 2016, the FASB updated the guidance on accounting for leases. The updated guidance requires that a lessee shall recognize the assets and liabilities that arise from lease transactions. A lessee will recognize a right-of-use asset to use the underlying asset and a liability representing the lease payments. The updated guidance also requires an evaluation at the inception of a service or other contract, to determine whether the contract is or contains a lease. The guidance will be effective in fiscal 2020. Legg Mason is evaluating the impact of its adoption.

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

3. Acquisitions

The following table presents a summary of the acquisition-date fair values of the assets acquired and liabilities assumed for each of Legg Mason's significant recent acquisitions:

	EnTrust Capital(1)		Clarion Partners(1)	RARE Infrastructure Limited	Martin Currie (Holdings) Limited	QS Investors Holdings, LLC
Acquisition Date	May 2, 2016		April 13, 2016	October 21, 2015	October 1, 2014	May 31, 2014

Purchase price
Cash	$400,000		$631,476	$213,739	$202,577	$11,000
Estimated contingent consideration	—		—	25,000	75,211	13,370
Performance-based Legg Mason restricted share units	—		11,121	—	—	—
Minority equity interest transferred	140,000	(2)	—	—	—	—
Total Consideration	540,000		642,597	238,739	277,788	24,370
Fair value of noncontrolling interests	247,700	(2)	105,300	62,722	—	—
Total	787,700		747,897	301,461	277,788	24,370
Identifiable assets and liabilities
Cash	8,236		25,307	9,667	29,389	441
Investments	16,220		22,285	—	—	3,281
Receivables	20,820		53,657	6,612	—	2,699
Indefinite-life intangible fund management contracts	262,300		505,200	122,755	135,321	—
Indefinite-life trade name	7,400		23,100	4,766	7,130	—
Amortizable intangible asset management contracts	65,500		102,800	67,877	15,234	7,060
Fixed assets	4,479		8,255	673	784	599
Other current assets (liabilities), net	1,030		(25,585)	(10,605)	—	—
Liabilities, net	(8,823)		(10,579)	(3,948)	(4,388)	(6,620)
Pension liability	—		—	—	(32,433)	—
Deferred tax liabilities	—		(36,788)	(58,619)	(31,537)	—
Total identifiable assets and liabilities	377,162		667,652	139,178	119,500	7,460
Goodwill	$410,538		$80,245	$162,283	$158,288	$16,910

(1)	Subject to measurement period adjustments, including for amounts ultimately realized.

(2)	Post combination EnTrustPermal noncontrolling interest of $403,200 also includes a fair value reclassification of $15,500 from retained earnings.

EnTrust Capital
On May 2, 2016, Legg Mason acquired EnTrust and combined it with The Permal Group, Ltd. ("Permal"), Legg Mason's existing hedge fund platform, to form EnTrustPermal. EnTrust, an alternative asset management firm headquartered in New York, had $9,600,000 in assets under management ("AUM") and approximately $2,000,000 in assets under advisement and committed capital at closing, and largely complementary investment strategies, investor base, and business mix to Permal. The transaction included a cash payment of $400,000, which was funded with borrowings under Legg Mason's revolving credit facility, as well as a portion of the proceeds from the issuance of $450,000 of 4.75% Senior Notes due 2026 (the "2026 Notes") and $250,000 of 6.375% Junior Subordinated Notes due 2056 (the "6.375% 2056 Notes") in March 2016. As a result of the combination, Legg Mason owns 65% of the new entity, EnTrustPermal, with the remaining 35% owned by EnTrust's co-founder and managing partner. The noncontrolling interests can be put by the holder or called by Legg Mason for settlement at fair value subject to various conditions, including the passage of time. The fair value of the noncontrolling interests in the Consolidated Balance Sheet reflects the total business enterprise value, after appropriate discounts for lack of marketability and control of the combined entity.

During the three months ended September 30, 2016, Legg Mason revised the determination of the fair values of certain tangible and intangible assets acquired and liabilities assumed and the amount of goodwill recognized in connection with the acquisition of EnTrust, which was accounted for as a business combination. As a result of additional information obtained about the facts and circumstances that existed as of the acquisition date, the fair value of the indefinite-life intangible fund management contracts recognized was reduced by $190,500, with an offsetting increase in goodwill, and the fair value of the amortizable intangible asset management contracts recognized was increased by $30,000, with an offsetting decrease in goodwill. The increase in the fair value of the amortizable intangible asset management contracts did not have a material impact on Amortization of intangible assets recorded in the Consolidated Income Statement for the three months ended September 30, 2016. In addition, a working capital adjustment resulted in the recognition of an additional liability of $8,904, with an offsetting increase in goodwill.

The fair value of the acquired amortizable intangible asset management contracts has a useful life of approximately eight years at acquisition. Purchase price allocated to intangible assets and goodwill is expected to be deductible for U.S. tax purposes over a period of 15 years. Goodwill is principally attributable to synergies expected to arise with EnTrust.

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

	Projected Cash Flow Growth	Discount Rate
Indefinite-life intangible fund management contracts	(1)% to 5% (weighted-average: 4%)	14.5%
Indefinite-life trade name	6% to 14% (weighted-average: 6%)	14.5%

	Projected AUM Growth / (Attrition)	Discount Rate
Amortizable intangible asset management contracts	10% / (13)%	13.5%

Costs incurred in connection with the acquisition of EnTrust were $299 and $7,031 during the three and six months ended September 30, 2016, respectively.

The financial results of EnTrust included in Legg Mason's consolidated financial results for the three and six months ended September 30, 2016, include revenues of $26,540 and $45,266, respectively, and currently did not have a material impact on Net Income Attributable to Legg Mason, Inc.

In connection with the combination, Legg Mason expects to incur total restructuring and transition-related charges of approximately $92,000 to $95,000, primarily comprised of charges for employee termination benefits, including severance and retention incentives, and real estate related charges. Total charges for restructuring and transition costs of $79,959 have been recognized through September 30, 2016, which includes $12,400 and $36,663 for the three and six months ended September 30, 2016, respectively. These costs are primarily recorded as Compensation and benefits in the Consolidated Statement of Income. Legg Mason expects that substantially all of the $12,000 to $15,000 of remaining anticipated costs associated with the combination will be incurred during the remainder of fiscal 2017.

The table below presents a summary of changes in the restructuring and transition-related liability from December 31, 2015 through September 30, 2016, and cumulative charges incurred to date:

	Compensation	Other		Total
Balance as of December 31, 2015	$—	$—		$—
Accrued charges	31,581	9,981	(1)	41,562
Payments	(21,938)	(2,097)		(24,035)
Balance as of March 31, 2016	9,643	7,884		17,527
Accrued charges	19,667	11,460	(1)	31,127
Payments	(13,012)	(9,086)		(22,098)
Balance as of September 30, 2016	$16,298	$10,258		$26,556
Non-cash charges(2)
Year ended March 31, 2016	$591	$1,143		$1,734
Six months ended September 30, 2016	2,140	3,396		5,536
Total	$2,731	$4,539		$7,270

Cumulative charges incurred through September 30, 2016	$53,979	$25,980		$79,959

(1)	Includes lease loss reserve for space permanently abandoned of $9,069 for the six months ended September 30, 2016, and $7,212 for the year ended March 31, 2016.

(2)	Includes stock-based compensation expense and accelerated fixed asset depreciation.

Clarion Partners
On April 13, 2016, Legg Mason acquired a majority equity interest in Clarion Partners, a diversified real estate asset management firm headquartered in New York. Clarion Partners managed approximately $41,500,000 in AUM on the date of acquisition. Legg Mason acquired an 82% ownership interest in Clarion Partners for a cash payment of $631,476 (including a payment for cash delivered of $36,772 and co-investments of $16,210), which was funded with a portion of the proceeds from the issuance of the 2026 Notes and the 6.375% 2056 Notes in March 2016. The Clarion Partners management team retained 18% of the outstanding equity in Clarion Partners. The Clarion Partners management team also retained rights to the full amount of performance fee revenues earned on historic AUM in place as of the closing of the acquisition. Performance fees earned on this historic AUM are fully passed through, per the terms of the acquisition agreement, and recorded as compensation expense. Legg Mason expects the full pass through of performance fees to phase out approximately five years post-closing. The firm's previous majority owner sold its entire ownership interest in the transaction. The noncontrolling interests held by the management team can be put by the holders or called by Legg Mason for settlement at fair value subject to various conditions, including the passage of time. The fair value of the noncontrolling interests reflects the total business enterprise value, after appropriate discounts for lack of marketability and control.

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

Long-term EBITDA growth rate	6.0%
Risk-free interest rate	2.3%
Expected volatility:
Legg Mason	38.0%
Clarion Partners	30.0%

In connection with the transaction, Legg Mason also implemented an affiliate management equity plan for the management team of Clarion Partners, which resulted in a non-cash charge of $15,200 in the three months ended June 30, 2016. See Note 8 for additional information related to the Clarion Partners management equity plan.

As a result of additional information obtained about the facts and circumstances that existed as of the acquisition date, the fair value of the deferred tax liabilities recognized was reduced by$14,044, with an offsetting increase in goodwill.

The fair value of the acquired amortizable intangible asset management contracts had an average useful life of approximately 10 years at acquisition. Approximately 82% of the purchase price allocated to intangible assets and goodwill is expected to be deductible for U.S. tax purposes over a period of 15 years. Goodwill is principally attributable to synergies expected to arise with Clarion Partners.

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

	Projected Cash Flow Growth	Discount Rate
Indefinite-life intangible fund management contracts	6% to 20% (weighted-average: 6%)	13.5%
Indefinite-life trade name	5% to 17% (weighted-average: 6%)	13.5%

	Projected AUM Growth / (Attrition)	Discount Rate
Amortizable intangible asset management contracts:	7% / (10)%	13.4%

In addition to the previously discussed charge of $15,200 incurred in connection with the implementation of the Clarion Partners management equity plan, during the three and six months ended September 30, 2016, there were $358 and $10,741, respectively, of costs incurred in connection with the acquisition of Clarion Partners.

The financial results of Clarion Partners included in Legg Mason's consolidated financial results for the three and six months ended September 30, 2016, include revenues of $84,082 and $140,773, respectively, and currently did not have a material impact to Net Income Attributable to Legg Mason, Inc.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenues	$748,370	$751,962	$1,465,886	$1,543,748
Net Income Attributable to Legg Mason, Inc.	75,336	53,852	143,587	108,642
Net Income Per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	0.72	0.49	1.35	0.98
Diluted	0.71	0.48	1.35	0.97

RARE Infrastructure Limited
On October 21, 2015, Legg Mason acquired a majority equity interest in RARE Infrastructure Limited ("RARE Infrastructure"). RARE Infrastructure specializes in global listed infrastructure security investing, is headquartered in Sydney, Australia, and had approximately $6,800,000 in AUM at the closing of the transaction. Under the terms of the related transaction agreements, Legg Mason acquired a 75% ownership interest in the firm, the firm's management team retained a 15% equity interest and The Treasury Group, a continuing minority owner, retained 10%. The acquisition required an initial cash payment of $213,739 (using the foreign exchange rate as of October 21, 2015 for the 296,000 Australian dollar payment), which was funded with approximately $40,000 of net borrowings under the Company's previous revolving credit facility, as well as existing cash resources. In August 2015, Legg Mason executed a currency forward contract to economically hedge the risk of movement in the exchange rate between the U.S. dollar and the Australian dollar in which the initial cash payment was denominated. This currency forward contract was closed in October 2015. See Note 12 for additional information regarding derivatives and hedging. In addition, contingent consideration may be due March 31, 2017 and 2018, aggregating up to $81,231 (using the foreign exchange rate as of September 30, 2016, for the maximum 106,000 Australian dollar amount per the related agreements), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019.

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

	Projected Cash Flow Growth	Discount Rate
Indefinite-life intangible fund management contracts and indefinite-life trade name	Up to 10% (weighted-average: 7%)	16.5%

	Projected AUM Growth / (Attrition)	Discount Rate
Amortizable intangible asset management contracts	7% / (8)%	16.5%

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

AUM growth rates	Weighted-average: 7%
Performance fee growth rates	Weighted-average: 3%
Projected AUM and performance fee market price of risk	6.5%
AUM volatility	20.0%
Earn-out payment discount rate	1.9%

Significant increases (decreases) in projected AUM or performance fees would result in a significantly higher (lower) contingent consideration liability fair value.

The contingent consideration liability established at closing had an acquisition date fair value of $25,000 (using the foreign exchange rate as of October 21, 2015). As of September 30, 2016, the fair value of the contingent consideration liability was $20,499, a decrease of $6,646 from March 31, 2016. During the three months ended September 30, 2016, a reduction in projected AUM and performance fees resulted in a $7,000 reduction in the estimated contingent consideration liability, recorded as a credit to Other operating expense in the Consolidated Statement of Income. The reduction was offset in part by an increase of $354 attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, and accretion. The contingent consideration liability is recorded at an entity with an Australian dollar functional currency, such that related changes in the exchange rate do not impact net income. Of the total contingent consideration liability, $3,747 relates to the first anniversary payment and is included in current

Contingent consideration in the Consolidated Balance Sheet, with the remainder included in non-current Contingent consideration.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different.

Martin Currie (Holdings) Limited
On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited ("Martin Currie"), an international equity specialist based in the United Kingdom. The acquisition required an initial payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125,000 contract amount), which was funded from existing cash. In addition, contingent consideration payments may be due March 31 following the second and third anniversaries of closing, aggregating up to approximately $421,840 (using the foreign exchange rate as of September 30, 2016 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics at March 31, 2017, and 2018, as specified in the share purchase agreement. The agreement provided for a potential first anniversary payment due as of March 31, 2016, however no such payment was due based on relevant financial metrics.

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

	Projected Cash Flow Growth	Discount Rate
Indefinite-life intangible fund management contracts and indefinite-life trade name	Up to 25% (weighted-average: 11%)	15.0%

	Projected AUM Growth / (Attrition)	Discount Rate
Amortizable intangible asset management contracts	6% / (17)%	15.0%

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

AUM growth rates	Weighted-average: 14%
Performance fee growth rates	Weighted-average: 15%
Discount rates:
Projected AUM	13.0%
Projected performance fees	15.0%
Earn-out payments	1.3%
AUM volatility	18.8%

Significant future increases (decreases) in projected AUM or performance fees would result in a significantly higher (lower) contingent consideration liability fair value.

The contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of September 30, 2016, the fair value of the contingent consideration liability was $19,797, a decrease of $21,425 from March 31, 2016. During the three months ended June 30, 2016, a reduction in projected AUM and performance fees resulted in an $18,000 reduction in the estimated contingent consideration liability, recorded as a credit to Other operating expense in the Consolidated Statement of Income. The remaining decrease of $3,425 related to the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, net of accretion, also impacted the contingent consideration liability. The contingent consideration liability is recorded at an entity with a British pound functional currency, such that related changes in the exchange rate do not impact net income. Of the total contingent consideration liability as of September 30, 2016, $5,568 relates to the second anniversary payment and is included in current Contingent consideration in the Consolidated Balance Sheet, with the remainder included in non-current Contingent consideration in the Consolidated Balance Sheet.

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan with assets held in a separate trustee-administered fund. Plan assets are measured at fair value and comprised of 58% equities (Level 1), 40% bonds (Level 2) and 2% cash (Level 1) as of September 30, 2016, and 60% equities (Level 1) and 40% bonds (Level 2) as of March 31, 2016. Assumptions used to determine the expected return on plan assets targets a 55% / 45% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high quality bond in the local U.K. market and currency. There were no significant concentrations of risk in plan assets as of September 30, 2016. The most recent actuarial valuation was performed as of May 31, 2013, which was updated through the acquisition and at subsequent balance sheet dates. Accrual of service credit under the plan ceased on October 3, 2014. Legg Mason uses the corridor approach to account for this plan. Under the corridor approach, actuarial gains and losses on plan assets and liabilities are deferred and reported as Other comprehensive income (loss). However, if at the beginning of the next fiscal year, the actuarial gains and losses exceed 10% of the greater of the fair value of the plan assets or the plan benefit obligation, the excess will be amortized as Compensation expense over the recovery period.

The resulting net benefit obligation, comprised as follows, is included in the September 30, 2016 and March 31, 2016, Consolidated Balance Sheets as Other non-current liabilities:

	September 30, 2016	March 31, 2016
Fair value of plan assets (at 5.4% and 5.2%, respectively, expected weighted-average long-term return)	$60,554	$57,253
Benefit obligation (at 2.4% and 3.6%, respectively, discount rate)	(108,047)	(90,010)
Unfunded status (excess of benefit obligation over plan assets)	$(47,493)	$(32,757)

A net periodic benefit cost of $10 and $38, for the three and six months ended September 30, 2016, respectively, and $21 and $47, for the three and six months ended September 30, 2015, respectively, was included in Compensation and benefits expense in the Consolidated Statements of Income. Net actuarial losses of $25,980 and $6,821 were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheets at September 30, 2016 and March 31, 2016, respectively.

The contingent consideration payments may provide some funding of the net plan benefit obligation, through a provision of the share purchase agreement requiring certain amounts to be paid to the plan. Any contingent consideration payments to the plan are based on determination of the plan benefit obligation under local technical provisions utilized by the plan trustees.

The Pensions Regulator in the U.K. ("the Regulator"), is reviewing the pension plan's current structure and funding status, which could result in additional guarantees or accelerated funding. Absent funding from contingent consideration payments or any requirement from the Regulator for additional payments or guarantees, Martin Currie does not expect to contribute any additional amounts in fiscal 2017 to the plan in excess of the $2,152 contributed during the three months ended June 30, 2016.

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

Other
In December 2015, Martin Currie acquired certain assets of PK Investment Management, LLP ("PK Investments"), a London based equity manager, for an initial cash payment of $4,981 and an estimated contingent payment of $2,499 due on December 31, 2017. The amount of any ultimate contingent payment will be based on certain financial metrics. The initial cash payment was funded with existing cash resources. In connection with the acquisition, Legg Mason recognized indefinite-life intangible fund management contracts and goodwill of $6,619 and $827, respectively.

QS Investors Holdings, LLC
Effective May 31, 2014, Legg Mason acquired all of the outstanding equity interests of QS Investors, a customized solutions and global quantitative equities provider. The initial purchase price was a cash payment of $11,000, funded from existing cash. In August 2016, Legg Mason paid contingent consideration of $6,587 for the second anniversary payment. Additional contingent consideration of up to $20,000 for the fourth anniversary payment, and up to $3,400 for a potential catch-up adjustment for the second anniversary payment shortfall, may be due in July 2018, dependent on the achievement of certain net revenue targets.

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

	Projected Cash Flow Attrition, Net	Discount Rate
Amortizable intangible asset management contracts	(10.0)%	15.0%

	Projected Revenue Growth Rates	Discount Rates
Contingent consideration	0% to 10% (weighted-average: 6%)	1.2% / 2.1%

Goodwill is principally attributable to synergies expected to arise with QS Investors.

As of September 30, 2016, the fair value of the contingent consideration liability was $7,258, which is included in non-current Contingent consideration in the Consolidated Balance Sheet. The decrease of $6,491 from March 31, 2016, reflects the payment discussed above, offset in part by accretion.

Financial Guard, LLC
On August 17, 2016, Legg Mason acquired 82% of the equity interests in Financial Guard, LLC ("Financial Guard"), an online registered investment advisor and technology-enabled wealth management and investment advice platform. The acquisition required an initial cash payment, which was funded with existing cash resources, and a contingent payment based on certain metrics. In connection with the acquisition, Legg Mason recognized certain business assets and goodwill of $11,995. Legg Mason also committed to contribute up to $5,000 of additional capital to Financial Guard, to be paid over the two year period following the acquisition.

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

Legg Mason accounts for its investment in Precidian, which is included in Other assets in the Consolidated Balance Sheet as of September 30, 2016 and March 31, 2016, under the equity method of accounting.

Fauchier Partners Management, Limited
On March 13, 2013, Permal acquired all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a European based manager of funds-of-hedge funds. The initial purchase price was a cash payment of $63,433, which was funded from existing cash resources. In May 2015, Legg Mason paid contingent consideration of $22,765 for the second anniversary payment. Additional contingent consideration of up to approximately $25,959 (using the exchange rate as of September 30, 2016 for the £20,000 maximum contract amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs.

As of September 30, 2016 and March 31, 2016, no contingent consideration liability was included in the Consolidated Balance Sheets, as no additional contingent consideration is expected to be paid.

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

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of September 30, 2016
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV(1)	Total
Assets:
Cash equivalents:(2)
Money market funds	$243,835	$—	$—	$—	$243,835
Time deposits and other	—	22,839	—	—	22,839
Total cash equivalents	243,835	22,839	—	—	266,674
Trading investments of proprietary fund products and other trading investments:(3)
Seed capital investments	157,241	88,284	—	4,243	249,768
Other(4)	35,523	3,126	—	11	38,660
Trading investments relating to long-term incentive compensation plans(5)	144,468	—	—	781	145,249
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(6)
Seed capital investments	—	4,317	—	—	4,317
Investments related to long-term incentive compensation plans	—	5,963	2,653	—	8,616
Total current investments(7)	337,232	101,690	2,653	5,035	446,610
Equity method investments in partnerships and LLCs:(6)(8)
Seed capital investments(7)	—	—	552	39,616	40,168
Seed capital investments in real estate funds	—	—	25,722	—	25,722
Investments in partnerships and LLCs:(8)
Seed capital investments	—	—	—	3,417	3,417
Investments related to long-term incentive compensation plans	—	—	7,501	—	7,501
Other proprietary fund products	—	96	3,827	—	3,923
Derivative assets(8)(9)	277	—	—	—	277
Other investments(8)	—	—	245	35	280
Total	$581,344	$124,625	$40,500	$48,103	$794,572
Liabilities:
Contingent consideration liabilities(10)	$—	$—	$(52,053)	$—	$(52,053)
Derivative liabilities(8)	(5,744)	—	—	—	(5,744)
Total	$(5,744)	$—	$(52,053)	$—	$(57,797)

	As of March 31, 2016
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV(1)	Total
Assets:
Cash equivalents:(2)
Money market funds	$1,057,916	$—	$—	$—	$1,057,916
Time deposits and other	—	35,265	—	—	35,265
Total cash equivalents	1,057,916	35,265	—	—	1,093,181
Trading investments of proprietary fund products and other trading investments:(3)
Seed capital investments	205,608	102,021	3	18,304	325,936
Other(4)	65,112	2,331	—	21	67,464
Trading investments relating to long-term incentive compensation plans(5)	105,568	—	—	996	106,564
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(6)
Seed capital investments	1,329	7,575	—	—	8,904
Investments related to long-term incentive compensation plans	—	6,467	—	—	6,467
Total current investments(7)	377,617	118,394	3	19,321	515,335
Equity method investments in partnerships and LLCs:(6)(8)
Seed capital investments	—	—	627	19,812	20,439
Other proprietary fund products	—	—	—	9,434	9,434
Investments in partnerships and LLCs:(8)
Investments related to long-term incentive compensation plans	—	—	7,501	—	7,501
Other proprietary fund products	—	—	4,807	3,124	7,931
Derivative assets(8)(9)	1,051	7,599	—	—	8,650
Other investments(8)	—	—	83	—	83
Total	$1,436,584	$161,258	$13,021	$51,691	$1,662,554
Liabilities:
Contingent consideration liabilities(10)	$—	$—	$(84,585)	$—	$(84,585)
Derivative liabilities(9)	(18,079)	—	—	—	(18,079)
Total	$(18,079)	$—	$(84,585)	$—	$(102,664)

(1)	Reflects certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.

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

(3)
Trading investments of proprietary fund products and other trading investments consist of approximately 72% and 28% equity and debt securities, respectively, as of September 30, 2016, and approximately 68% and 32% equity and debt securities, respectively, as of March 31, 2016.

(4)	Includes $23,197 and $54,392 in noncontrolling interests associated with consolidated seed investment products as of September 30, 2016 and March 31, 2016, respectively.

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

(7)	Excludes $34,272 and $13,641 of seed capital as of September 30, 2016, and March 31, 2016, respectively, which is related to Legg Mason's investments in CIVs. See Note 13.

(8)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(9)	See Note 12.

(10)	See Note 3 and Note 9.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had seed capital investments in proprietary fund products, which totaled $357,664 and $368,920, as of September 30, 2016 and March 31, 2016, respectively, which are substantially comprised of investments in 65 funds and 63 funds, respectively, that are individually greater than $1,000, and together comprise over 90% of the total seed capital investments at each period end.

See Notes 2 and 13 for information regarding the determination of whether investments in proprietary fund products represent VIEs and consolidation.
The net realized and unrealized gain (loss) for investment securities classified as trading was $15,765 and $(31,460) for the three months ended September 30, 2016 and 2015, respectively, and $25,352 and $(27,431) for the six months ended September 30, 2016 and 2015, respectively.
The net unrealized gains (losses) relating to trading investments still held as of the reporting dates were $13,017 and $(32,755) for the three months ended September 30, 2016 and 2015, respectively, and $17,156 and $(43,165) for the six months ended September 30, 2016 and 2015, respectively.

The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2016 and 2015, are presented in the tables below:

	Balance as of June 30, 2016	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2016
Assets:
Trading investments of seed capital investments in proprietary fund products	$—	$—	$—	$—	$—	$—	$—
Equity method investments relating to long-term incentive compensation plans	2,587	406	—	(406)	—	66	2,653
Equity method investments in partnerships and LLCs:
Seed capital investments	644	—	—	—	—	(92)	552
Seed capital investments in real estate funds	24,513	1,036	—	(307)	—	480	25,722
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	7,501	—	—	—	—	—	7,501
Other proprietary fund products	3,810	—	—	—	—	17	3,827
Other investments	90	—	—	—	—	155	245
	$39,145	$1,442	$—	$(713)	$—	$626	$40,500
Liabilities:
Contingent consideration liabilities	$(62,923)	$(2,000)	n/a	$6,587	n/a	$6,283	$(52,053)
n/a - not applicable

	Balance as of June 30, 2015	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2015
Assets:
Trading investments of seed capital investments in proprietary fund products	$2	$—	$—	$—	$—	$—	$2
Equity method investments in partnerships and LLCs:
Seed capital investments	722	—	—	—	—	(88)	634
Other	87	—	—	—	—	—	87
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	6,653	387	—	—	—	—	7,040
Other proprietary fund products	8,116	—	—	(45)	—	—	8,071
Other investments	76	—	—	—	—	1	77
	$15,656	$387	$—	$(45)	$—	$(87)	$15,911
Liabilities:
Contingent consideration liabilities	$(92,744)	$—	n/a	$—	n/a	$2,525	$(90,219)
n/a - not applicable

	Balance as of March 31, 2016	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2016
Assets:
Trading investments of seed capital investments in proprietary fund products	$3	$—	$—	$(3)	$—	$—	$—
Equity method investments relating to long-term incentive compensation plans	—	2,959	—	(428)	—	122	2,653
Equity method investments in partnerships and LLCs:
Seed capital investments	627	—	—	—	—	(75)	552
Seed capital investments in real estate funds	—	25,299	—	(439)	—	862	25,722
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	7,501	—	—	—	—	—	7,501
Other proprietary fund products	4,807	—	—	(1,000)	—	20	3,827
Other investments	83	—	—	—	—	162	245
	$13,021	$28,258	$—	$(1,870)	$—	$1,091	$40,500
Liabilities:
Contingent consideration liabilities	$(84,585)	$(2,000)	n/a	$6,587	n/a	$27,945	$(52,053)

	Balance as of March 31, 2015	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2015
Assets:
Trading investments of seed capital investments in proprietary fund products	$2	$—	$—	$—	$—	$—	$2
Equity method investments in partnerships and LLCs:
Seed capital investments	734	—	—	—	—	(100)	634
Other	7,526	—	(5,352)	(1,821)	—	(266)	87
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	5,595	1,445	—	—	—	—	7,040
Other proprietary fund products	10,027	—	—	(2,573)	—	617	8,071
Other investments	77	—	—	—	—	—	77
	$23,961	$1,445	$(5,352)	$(4,394)	$—	$251	$15,911
Liabilities:
Contingent consideration liabilities	$(110,784)	$—	n/a	$22,765	n/a	$(2,200)	$(90,219)

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other Non-Operating Income (Expense) in the Consolidated Statements of Income. The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $7,062 and $2,460 for the three months ended September 30, 2016 and 2015, respectively, and $29,188 and $(1,642) for the six months ended September 30, 2016 and 2015, respectively.

There were no significant transfers between Level 1 and Level 2 during the periods ended September 30, 2016 and 2015.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of September 30, 2016 and March 31, 2016, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of September 30, 2016
Category of Investment	Investment Strategy	September 30, 2016		March 31, 2016	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$18,572	(1)	$19,139	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	10,110		11,403	$20,000	n/a
Private equity funds	Long/short equity	19,203	(2)	20,471	7,931	Up to 10 years
Other	Various	218		678	n/a	Various (3)
Total		$48,103		$51,691	$27,931
n/a - not applicable

(1)	Liquidation restrictions: 1% daily redemption, 11% monthly redemption, 14% quarterly redemption, and 74% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 29% has a remaining term of less than one year and 71% has a remaining term of 16 years.

There are no current plans to sell any of these investments held as of September 30, 2016.

5. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. The following table reflects the components of fixed assets as of:

	September 30, 2016	March 31, 2016
Equipment	$156,060	$150,259
Software	296,703	293,844
Leasehold improvements	201,408	199,354
Total cost	654,171	643,457
Less: accumulated depreciation and amortization	(488,406)	(480,152)
Fixed assets, net	$165,765	$163,305

Depreciation and amortization expense related to fixed assets was $13,152 and $12,882 for the three months ended September 30, 2016 and 2015, respectively, and $28,367 and $26,200 for the six months ended September 30, 2016 and 2015, respectively. The expense includes accelerated depreciation and amortization of $983 and $2,688 for the three and six months ended September 30, 2016, primarily related to space vacated in connection with the restructuring of Permal for the combination with EnTrust.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	September 30, 2016	March 31, 2016
Amortizable intangible asset management contracts and other
Cost	$430,753	$259,513
Accumulated amortization	(183,266)	(171,169)
Net(1)	247,487	88,344
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts(1)	505,200	—
Permal funds-of-hedge funds management contracts	334,104	334,104
EnTrust fund management contracts(1)	262,300	—
Other fund management contracts	547,255	560,499
Trade names(1)	87,069	57,187
	3,842,279	3,058,141
Intangible assets, net	$4,089,766	$3,146,485

(1)
As of September 30, 2016, Amortizable intangible asset management contracts, net and Trade names include $98,275 and $23,100, respectively, related to the acquisition of Clarion Partners and $62,089 and $7,400, respectively, related to the acquisition of EnTrust. See Note 3 for additional information.

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

Legg Mason determined that no triggering events occurred as of September 30, 2016, that would require further impairment testing.

As of September 30, 2016, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 9.2 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Remaining fiscal 2017	$14,409
2018	28,170
2019	27,879
2020	27,589
2021	27,589
Thereafter	121,851
Total	$247,487

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2016	$2,641,416	$(1,161,900)	$1,479,516
Impact of excess tax basis amortization	(10,415)	—	(10,415)
Business acquisitions(1)	502,778	—	502,778
Changes in foreign exchange rates and other	(13,225)	—	(13,225)
Balance as of September 30, 2016	$3,120,554	$(1,161,900)	$1,958,654
(1) See Note 3 for additional information.

7. Short-Term Borrowings and Long-Term Debt

Short-term borrowings
In May 2016, Legg Mason borrowed $460,000 under its revolving credit facility to finance the acquisition of EnTrust and to replenish cash used to complete the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015, as further discussed in Note 3. As further discussed below, in August 2016, Legg Mason issued $500,000 of 5.45% Junior Subordinated Notes due 2056 (the "5.45% 2056 Notes"), the net proceeds of which, together with existing cash resources, were used to repay the $500,000 of then outstanding borrowings under the revolving credit facility. Legg Mason had no outstanding borrowings under the credit facility as of September 30, 2016, and had total outstanding borrowings of $40,000 as of March 31, 2016.

Interest Rate Swap - Revolving Credit Facility
On April 29, 2016, Legg Mason entered into a forward starting, amortizing interest rate swap agreement with a financial intermediary, which was designated as a cash flow hedge. The interest rate swap was used to convert outstanding borrowings under the revolving credit facility from floating rate to fixed rate debt. Under the terms of the interest rate swap agreement, Legg Mason paid a fixed interest rate of 2.3% on a notional amount of $500,000. The swap had a 4.67-year term, with scheduled reductions in notional amount and was to expire on December 29, 2020. In August 2016, in connection with the repayment of the outstanding borrowings under the revolving credit facility, the interest rate swap was terminated for a cash payment of $3,662. As a result, Legg Mason reclassified a loss of $2,249 (net of deferred income taxes of $1,413), representing the fair value of the cash flow hedge, from Accumulated other comprehensive loss, net, to Other non-operating income (expense), net.

Prior to its termination in August 2016, the swap settled monthly and during the three and six months ended September 30, 2016, $237 and $764 was reclassified from Accumulated other comprehensive loss, net, to Interest expense. Until the swap was terminated, the original terms and conditions of the hedged instruments were unchanged and the swap was an effective cash flow hedge.

Long-term debt
Long-term debt consists of the following:

	September 30, 2016					March 31, 2016
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Debt Issuance Costs	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$253,650	$(4,962)	$305	$1,007	$250,000	$256,055
3.95% Senior Notes due July 2024	248,147	—	354	1,499	250,000	248,028
4.75% Senior Notes due March 2026	446,635	—	—	3,365	450,000	447,030
5.625% Senior Notes due January 2044	547,821	—	(3,335)	5,514	550,000	547,781
6.375% Junior Notes due March 2056	241,952	—	—	8,048	250,000	242,091
5.45% Junior Notes due September 2056	483,691	—	—	16,309	500,000	—
Total	$2,221,896	$(4,962)	$(2,676)	$35,742	$2,250,000	$1,740,985

5.45% Junior Subordinated Notes due September 2056
In August 2016, Legg Mason issued an aggregate principal amount of $500,000 of 5.45% 2056 Notes. The 5.45% 2056 Notes rank junior and subordinate in right of payment to all of Legg Mason's current and future senior indebtedness. Prior to September 15, 2021, the 5.45% 2056 Notes can be redeemed in aggregate, but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if called for a tax event (as defined in the prospectus supplement), or 102% of the principal amount, plus any accrued and unpaid interest, if called for a rating agency event (as defined in the prospectus supplement). On or after September 15, 2021, the 5.45% 2056 Notes can be redeemed in aggregate or in part, at 100% of the principal amount, plus any related accrued and unpaid interest.

As of September 30, 2016, $250,000 of long-term debt matures in fiscal 2020, and $2,000,000 matures after fiscal 2021.

At September 30, 2016, the estimated fair value of Long-term debt was approximately $2,363,237. The fair value of debt was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

Interest Rate Swap - 2.7% Senior Notes due July 2019
On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap was being used to effectively convert the 2.7% Senior Notes due July 2019 from fixed rate debt to floating rate debt and had identical terms as the underlying debt being hedged. The related hedging gains and losses offset one another and resulted in no net income or loss impact. The swap had a five-year term, and was scheduled to mature on July 15, 2019. On April 21, 2016, the fair value hedge swap was terminated for a cash receipt of $6,500, and the related fair value hedge adjustment is being amortized as Interest expense over the remaining life of the debt. During the three and six months ended September 30, 2016, $451 and $902, respectively, was amortized and recorded as Interest expense in the Consolidated Statement of Income.

During the three and six months ended September 30, 2015, $2,772 and $1,797 was recorded as Other income (gain on hedging activity) in the Consolidated Statement of Income, which reflects a gain on hedging activity related to the fair value adjustment on the derivative asset. Also, during the three and six months ended September 30, 2015, $2,772 and $1,797 was recorded as Other expense (loss on hedging activity) in the Consolidated Statements of Income, which reflects a loss on hedging activity related to the fair value adjustment on the debt. The swap payment dates coincided with the debt payment dates on July 15 and January 15. The related receipts/payments by Legg Mason were recorded as Interest expense in the Consolidated Statements of Income. Until the swap was terminated on April 21, 2016, the original terms and conditions of the hedged instruments were unchanged and the swap was an effective fair value hedge.

8.  Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the equity incentive stock plan as of September 30, 2016, were 3,598. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to ten years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense for the three and six months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Stock options	$2,042	$2,234	$4,284	$5,039
Restricted stock and restricted stock units	12,741	12,455	27,314	26,353
Employee stock purchase plan	116	116	417	440
Affiliate management equity plans	435	1,302	19,934	2,603
Non-employee director awards	1,150	1,150	1,150	1,150
Performance share units	1,019	907	1,869	1,443
Employee stock trust	7	7	13	13
Total stock-based compensation expense	$17,510	$18,171	$54,981	$37,041

Stock Options
Stock option transactions under Legg Mason's equity incentive plans during the six months ended September 30, 2016 and 2015 are summarized below:

	Six Months Ended September 30,
	2016		2015
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,506	$38.48	4,432	$39.58
Granted	753	31.31	876	54.52
Exercised	(109)	28.31	(192)	32.42
Canceled/forfeited	(319)	36.42	(388)	95.68
Options outstanding at September 30	4,831	$37.73	4,728	$38.04

At September 30, 2016, options were exercisable for 2,896 shares with a weighted-average exercise price of $34.46 and a weighted average remaining contractual life of 4.2 years. Unamortized compensation cost related to unvested options for 1,935 shares at September 30, 2016, was $16,038, which is expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average fair value of service-based stock options granted during the six months ended September 30, 2016 and 2015, excluding those granted to our Chief Executive Officer in May 2013 discussed below, using the Black-Scholes option pricing model, was $7.78 and $11.26 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2017 and 2016:

	Six Months Ended September 30,
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

The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Restricted stock and restricted stock unit transactions during the six months ended September 30, 2016 and 2015, are summarized below:

	Six Months Ended September 30,
	2016		2015
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,058	$43.34	3,050	$37.38
Granted	1,653	31.26	981	54.31
Vested	(1,186)	38.95	(1,230)	34.74
Canceled/forfeited	(95)	43.12	(39)	40.93
Unvested shares at September 30	3,430	$39.01	2,762	$44.52

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at September 30, 2016, of $100,943 is expected to be recognized over a weighted-average period of 1.8 years.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, as further discussed in Note 3, Legg Mason implemented a management equity plan for the management team of Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. The initial grant under the plan vested immediately and the related grant-date fair value of $15,200, determined by independent valuation, was recognized as Compensation and benefits expense in the Consolidated Statement of Income and reflected in the Consolidated Balance Sheet as Redeemable noncontrolling interest. Future grants under the plan will vest 20% annually over five years, and will result in the recognition of additional compensation expense over the related vesting period. Subject to various conditions, including the passage of time, vested plan units can be put to Legg Mason for settlement at fair value. Legg Mason can also call plan units, generally post employment, for settlement at fair value. As of September 30, 2016, the redemption amount of units under the plan was $18,700.

Effective March 1, 2016, Legg Mason executed agreements with the management of its existing wholly-owned subsidiary, Royce, regarding employment arrangements with Royce management, revised revenue sharing, and the implementation of a management equity plan for its key employees. Under the management equity plan, minority equity interests equivalent to 16.9% in the Royce entity were issued to its management team. These interests allow the holders to receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses. Future grants under the plan vest immediately and, upon issuance, the related grant-date fair value of equity units will be recognized as Compensation and benefits expense in the Consolidated Statements of Income and reflected in the Consolidated Balance Sheets as Nonredeemable noncontrolling interest. As of September 30, 2016, the estimated redemption amount of units under the plan was $23,186.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $817 and $848 for the three months ended September 30, 2016 and 2015, respectively, and $1,635 and $1,695 for the six months ended September 30, 2016 and 2015, respectively. This arrangement provides that one-half of the cost will be absorbed by the ClearBridge incentive pool. As of September 30, 2016, the estimated redemption amount of vested units under the ClearBridge plan, as if they were currently redeemable, aggregated approximately $22,160.

On June 28, 2013, Legg Mason implemented a similar management equity plan with key employees of Permal. Independent valuation determined the aggregate cost of the awards to be approximately $9,000, which was being recognized as Compensation and benefits expense in the Consolidated Statements of Income over the related vesting period through December 2017. In April 2016, in conjunction with the Permal restructuring in preparation for the combination with EnTrust, the Permal management equity plan was liquidated with a payment of $7,150 to its participants, and the remaining $3,481 unamortized cost was expensed during the three months ended June 30, 2016. Compensation expense related to the Permal affiliate management equity plan was $454 and $908 for the three and six months ended September 30, 2015, respectively.

Other
As of September 30, 2016 and 2015, non-employee directors held 65 and 53 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. During the three months ended September 30, 2016 and 2015, non-employee directors were granted 11 and eight restricted stock units, respectively. During the six months ended September 30, 2016 and 2015, non-employee directors were granted 23 and 16 shares of common stock, respectively, at a fair value of $1,150 for each. During the six months ended September 30, 2016 and 2015, there were no restricted stock units distributed. As of September 30, 2016 and 2015, there were no stock options outstanding related to non-employee directors.

As previously discussed in Note 3, upon the acquisition of Clarion Partners in April 2016, Legg Mason granted certain key employees of Clarion Partners a total of 716 performance-based Legg Mason restricted share units, which are not included in the unvested shares of restricted stock and restricted stock units in the table above, with an aggregate fair value of $11,121, which was included in the purchase price, that vest upon Clarion Partners achieving a certain level of EBITDA, as defined in the purchase agreement, within a designated period after the closing of the acquisition.

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

During fiscal 2012, Legg Mason established a long-term incentive plan (the "LTIP") under its equity incentive plan, which provided an additional element of compensation that was based on performance, determined as the achievement of a pre-defined amount of Legg Mason’s cumulative adjusted earnings per share over a three year performance period. Under the LTIP, executive officers were granted cash value performance units in the quarter ended September 2012 for a total targeted amount of $1,850. The September 2012 grant performance period ended March 31, 2015, and resulted in a payment amount of $1,000 that was settled in cash on May 31, 2015.

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

As of September 30, 2016, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining fiscal 2017	$75,986
2018	128,093
2019	101,476
2020	90,793
2021	83,971
Thereafter	265,215
Total(1)	$745,534
(1) Includes $683,020 in real estate and equipment leases and $62,514 in service and maintenance agreements.

The minimum rental commitments shown above have not been reduced by $137,575 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of September 30, 2016 and March 31, 2016, was $32,190 and $31,745, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, dependent on the then current commercial real estate market.

The minimum rental commitments shown above also include $25,493 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $16,401 and $20,495 as of September 30, 2016 and March 31, 2016, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

During fiscal 2016 and the first and second quarters of fiscal 2017, certain office space was permanently vacated in connection with the combination of EnTrust and Permal (further described in Note 3). During the three months ended September 30, 2016, the lease related to a portion of this space was terminated, resulting in a $2,306 reduction in the lease reserve liability. In addition, during fiscal 2016, certain headquarters space was permanently vacated to pursue a sublease. During the three months ended June 30, 2016, a sublease was executed for the vacated headquarters space, resulting in a $2,700 reduction in the lease reserve liability for terms more favorable than estimated. This activity is reflected in the lease reserve liability in the table below.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2015	$45,939
Accrued charges for vacated and subleased space (1) (2)	14,642
Payments, net	(12,689)
Adjustments and other	4,348
Balance as of March 31, 2016	52,240
Accrued charges for vacated and subleased space (1) (2)	9,069
Payments, net	(8,278)
Adjustments and other	(4,440)
Balance as of September 30, 2016	$48,591

(1)	Included in Occupancy expense in the Consolidated Statements of Income

(2)
Includes $9,069 and $7,212 related to the restructuring of Permal for the combination with EnTrust for the six months ended September 30, 2016 and the year ended March 31, 2016, respectively. See Note 3 for additional information.

As of September 30, 2016, Legg Mason had commitments to invest $36,354 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2026. Also, in connection with the acquisition of Clarion Partners, Legg Mason committed to provide $100,000 of seed capital to Clarion Partners products after the second anniversary of the transaction closing. Legg Mason also committed to contribute up to $5,000 of additional capital to Financial Guard, to be paid over the two year period following the acquisition.

As of September 30, 2016, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining contingent consideration and changes in the contingent consideration liability for each of Legg Mason's recent acquisitions. See Note 3 for additional details regarding each significant acquisition.

	RARE Infrastructure	Martin Currie	QS Investors	Fauchier	Other(2)	Total
Acquisition Date	October 21, 2015	October 1, 2014	May 30, 2014	March 13, 2013	Various
Maximum Remaining Contingent Consideration(1)	$81,231	$421,840	$23,400	$25,959	$5,499	$557,929
Contingent Consideration Liability
Balance as of March 31, 2015	$—	$70,114	$13,553	$27,117	$—	$110,784
Initial purchase accounting accrual(3)	25,000	—	—	—	2,457	27,457
Payment	—	—	—	(22,765)	—	(22,765)
Fair value adjustments	—	(28,361)	—	(5,014)	—	(33,375)
Foreign exchange and accretion	2,145	(531)	196	662	12	2,484
Balance as of March 31, 2016	27,145	41,222	13,749	—	2,469	84,585
Initial purchase accounting accrual	—	—	—	—	2,000	2,000
Payment	—	—	(6,587)	—	—	(6,587)
Fair value adjustments	(7,000)	(18,000)	—	—	—	(25,000)
Foreign exchange and accretion	354	(3,425)	96	—	30	(2,945)
Balance as of September 30, 2016	$20,499	$19,797	$7,258	$—	$4,499	$52,053
Balance Sheet Classification
Current Contingent consideration	$3,747	$5,568	$—	$—	$2,000	$11,315
Non-current Contingent consideration	16,752	14,229	7,258	—	2,499	40,738
Balance as of September 30, 2016	$20,499	$19,797	$7,258	$—	$4,499	$52,053

(1)	Using the applicable exchange rate as of September 30, 2016, for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to the acquisition of Financial Guard on August 17, 2016 and PK Investments on December 31, 2015.

(3)	Using the applicable exchange rate on the date of acquisition for amounts denominated in currencies other than the U.S. dollar.

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

In management's opinion, an adequate accrual has been made as of September 30, 2016, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

10. Earnings Per Share

Basic earnings per share attributable to Legg Mason, Inc. shareholders ("EPS") is calculated by dividing Net Income Attributable to Legg Mason, Inc. (adjusted by earnings allocated to participating securities) by the weighted-average number of shares outstanding, which excludes participating securities. Legg Mason issues to employees restricted stock and restricted stock units that are deemed to be participating securities prior to vesting, because the related unvested restricted shares/units entitle their holder to nonforfeitable dividend rights. In this circumstance, accounting guidance requires a “two-class method” for EPS calculations that excludes earnings (potentially both distributed and undistributed) allocated to participating securities.

Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive.

During the three and six months ended September 30, 2016, Legg Mason purchased and retired 2,696 and 6,171 shares of its common stock, respectively, for $90,000 and $201,673, respectively, through open market purchases. These total repurchases reduced weighted-average shares outstanding by 4,781 and 3,344 shares for the three and six months ended September 30, 2016, respectively. During the three and six months ended September 30, 2015, Legg Mason purchased and retired 1,933 and 3,189 shares of its common stock, respectively, for $89,978 and $157,978, respectively, through open market purchases. These total repurchases reduced weighted-average shares outstanding by 2,163 and 1,415 shares for the three and six months ended September 30, 2015, respectively.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Basic weighted-average shares outstanding for EPS	101,817	107,851	103,075	108,399
Potential common shares:
Dilutive employee stock options	240	933	226	1,104
Diluted weighted-average shares outstanding for EPS	102,057	108,784	103,301	109,503

Net Income Attributable to Legg Mason, Inc.	$66,441	$64,319	$99,893	$158,867
Less: Earnings (distributed and undistributed) allocated to participating securities	2,183	1,615	3,173	3,951
Net Income (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$64,258	$62,704	$96,720	$154,916

Net Income per share Attributable to Legg Mason, Inc. Shareholders
Basic	$0.63	$0.58	$0.94	$1.43
Diluted	$0.63	$0.58	$0.94	$1.42

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 3,447 and 2,772 for the three months ended September 30, 2016 and 2015, respectively, and 3,291 and 2,754 for the six months ended September 30, 2016 and 2015, respectively.

The diluted EPS calculations for the three and six months ended September 30, 2016 and 2015, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of Convertible Notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive.
Options to purchase 3,280 and 1,981 shares for the three months ended September 30, 2016 and 2015, respectively, and 3,482 and 1,553 for the six months ended September 30, 2016 and 2015, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive. Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met. Unvested restricted shares for the three and six months ended September 30, 2016 and 2015, were antidilutive and, therefore, do not further impact diluted EPS.

11. Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three and six months ended September 30, included the following amounts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to redeemable noncontrolling interests	$18,235	$(1,400)	$28,272	$(1,009)
Net income attributable to nonredeemable noncontrolling interests	1,856	—	3,707	—
Total	$20,091	$(1,400)	$31,979	$(1,009)

Total redeemable and nonredeemable noncontrolling interests for the six months ended September 30, 2016, included the following amounts:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2016	$94,136	$68,922	$12,727	$175,785	$22,202
Net income attributable to noncontrolling interests	8,166	20,106	—	28,272	3,707
Net subscriptions (redemptions) and other(3)	(42,073)	2,604	—	(39,469)	—
Distributions	—	(10,338)	—	(10,338)	(2,723)
Grants/settlements of affiliate management equity plan interests, net	—	—	6,120	6,120	—
Business acquisitions	—	510,500	—	510,500	—
Foreign exchange	—	(59)	—	(59)	—
Vesting/change in estimated redemption value of affiliate management equity plan interests	—	—	5,353	5,353	—
Balance as of September 30, 2016	$60,229	$591,735	$24,200	$676,164	$23,186
(1) Principally related to VIE and seeded investment products.
(2) Related to Royce management equity plan.

(3)	Includes the impact related to the adoption of updated consolidation accounting guidance further discussed in Note 2.

Redeemable noncontrolling interests by affiliate (exclusive of management equity plans) for the six months ended September 30, 2016, included the following amounts:

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2016	$—	$—	$67,155	$1,767	$68,922
Net income attributable to noncontrolling interests	10,740	5,638	3,364	364	20,106
Subscriptions	—	—	—	2,604	2,604
Distributions	(4,536)	(2,733)	(2,703)	(366)	(10,338)
Business acquisitions	403,200	105,300	—	2,000	510,500
Foreign exchange	—	—	(59)	—	(59)
Balance as of September 30, 2016	$409,404	$108,205	$67,757	$6,369	$591,735

Total redeemable noncontrolling interests for the six months ended September 30, 2015, included the following amounts:

	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests	Management equity plans	Total
Balance as of March 31, 2015	$36,549	$1,949	$7,022	$45,520
Net loss attributable to redeemable noncontrolling interests	(1,331)	322	—	(1,009)
Net subscriptions	33,505	—	—	33,505
Distributions	—	(364)	—	(364)
Accretion of/increase in estimated redemption value of affiliate management equity plan interests	—	—	826	826
Balance as of September 30, 2015	$68,723	$1,907	$7,848	$78,478

(1)	Principally related to VIE and seeded investment products.

12. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, Australian dollar, British pound, euro, Singapore dollar, and Brazilian real. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded in the Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016, were $277 and $8,650, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016, were $5,744 and $18,079, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments.

As further discussed in Note 7, in April 2016, Legg Mason executed a 4.67-year, amortizing interest rate swap, which was terminated in August 2016. Also, in April 2016, Legg Mason terminated another previously existing interest rate swap.

With the exception of the two interest rate swap contracts discussed in Note 7, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended September 30, 2016, March 31, 2016, or September 30, 2015. As of September 30, 2016, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $170,467 and open futures contracts relating to seed capital investments with aggregate notional values totaling $109,395. These amounts are representative of the level of non-hedge designation derivative activity throughout the six months ended September 30, 2016. As of September 30, 2016, the weighted-average remaining contract terms for both currency forward contracts and futures contracts relating to seed capital investments were four months.

The following table presents the derivative assets and related offsets, if any, as of September 30, 2016:

	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Gross amounts not offset in the Balance Sheet
				Financial instruments	Cash collateral	Net amount as of September 30, 2016

Derivative instruments not designated as hedging instruments
Currency forward contracts	$375	$(98)	$277	$—	$—	$277

The following table presents the derivative liabilities and related offsets, if any, as of September 30, 2016:

	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Gross amounts not offset in the Balance Sheet
				Financial instruments	Cash collateral	Net amount as of September 30, 2016

Derivative instruments not designated as hedging instruments
Currency forward contracts	(6,916)	3,499	(3,417)	—	—	(3,417)
Futures contracts relating to seed capital investments	—	—	—	(2,327)	7,291	4,964
Total derivative instruments not designated as hedging instruments	$(6,916)	$3,499	$(3,417)	$(2,327)	$7,291	$1,547

The following table presents the derivative assets and related offsets, if any, as of March 31, 2016:

	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Gross amounts not offset in the Balance Sheet
				Financial instruments	Cash collateral	Net amount as of March 31, 2016

Derivative instruments designated as hedging instruments (See Note 7)
Interest rate swap	$—	$—	$—	$7,599	$—	$7,599

Derivative instruments not designated as hedging instruments
Currency forward contracts	1,933	(963)	970	—	—	970
Futures contracts relating to seed capital investments	—	—	—	81	1,840	1,921
Total derivative instruments not designated as hedging instruments	1,933	(963)	970	81	1,840	2,891
Total derivative instruments	$1,933	$(963)	$970	$7,680	$1,840	$10,490

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2016:

	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Gross amounts not offset in the Balance Sheet
				Financial instruments	Cash collateral	Net amount as of March 31, 2016

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(16,364)	$280	$(16,084)	$—	$—	$(16,084)
Futures contracts relating to seed capital investments	—	—	—	(1,995)	5,920	3,925
Total derivative instruments not designated as hedging instruments	$(16,364)	$280	$(16,084)	$(1,995)	$5,920	$(12,159)

The following table presents gains (losses) recognized in the Consolidated Statements of Income on derivative instruments. As described above, the currency forward contracts and futures and forward contracts for seed capital investments included below are economic hedges of interest rate and market risk of certain operating and investing activities of Legg Mason, including foreign exchange risk on acquisition contingent consideration. Gains and losses on these derivative instruments substantially offset gains and losses of the economically hedged items. In connection with entering into the agreement to acquire RARE Infrastructure in August 2015, Legg Mason executed a U.S. dollar - Australian dollar currency forward contract to economically hedge against currency changes affecting the Australian dollar denominated purchase price. The acquisition was completed (and the hedge terminated) in October 2015.

		Three Months Ended September 30,
		2016		2015
	Income Statement Classification	Gains	Losses	Gains	Losses

Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$1,824	$(1,477)	$1,404	$(6,722)
Seed capital investments	Other non-operating income (expense)	366	(748)	546	(55)
Other non-operating activities(1)	Other non-operating income (expense)	—	—	—	(11,064)
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	—	(5,319)	10,033	—

Total gain (loss) from derivatives not designated as hedging instruments		2,190	(7,544)	11,983	(17,841)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	—	—	2,772	—
Derivative designated as a cash flow hedge (See Note 7)
Interest rate swap (termination)	Other non-operating income (expense)	—	(3,662)	—	—
Interest rate swap	Interest expense	—	(237)	—	—
Total		$2,190	$(11,443)	$14,755	$(17,841)

		Six Months Ended September 30,
		2016		2015
	Income Statement Classification	Gains	Losses	Gains	Losses

Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$12,177	$(9,283)	$4,209	$(5,822)
Seed capital investments	Other non-operating income (expense)	1,256	(1,160)	326	(402)
Other non-operating activities(1)	Other non-operating income (expense)	—	—	—	(11,064)
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	1,752	(8,711)	11,524	(2,652)

Total gain (loss) from derivatives not designated as hedging instruments		15,185	(19,154)	16,059	(19,940)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	—	—	1,797	—
Derivative designated as a cash flow hedge (See Note 7)
Interest rate swap (termination)	Other non-operating income (expense)	—	(3,662)	—	—
Interest rate swap	Interest expense	—	(764)	—	—
Total		$15,185	$(23,580)	$17,856	$(19,940)

(1)	Relates to a currency forward executed in August 2015 and closed in October 2015 in connection with the October 2015 acquisition of RARE Infrastructure.

13. Variable Interest Entities and Consolidated Investment Vehicles

As further discussed in Notes 2 and 4, in accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated as CIVs.

Updated Consolidation Accounting Guidance
Effective April 1, 2016, Legg Mason adopted updated consolidation guidance on a modified retrospective basis. See Note 2 for additional information regarding the adoption of this updated guidance. The adoption of the updated guidance resulted in certain sponsored investment products that reside in foreign mutual fund trusts that were previously accounted for as VREs to be evaluated as VIEs, and the consolidation of nine funds as of June 30, 2016, which were designated as CIVs. Under the updated accounting guidance, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE managed by EnTrust, which was also consolidated and designated a CIV. The adoption also resulted in the deconsolidation of 13 employee-owned funds, as Legg Mason no longer had a variable interest in these VIEs.

As of September 30, 2016, Legg Mason no longer held a significant financial interest in four of these funds, and therefore concluded it was no longer the primary beneficiary. As a result, those four foreign mutual funds were not consolidated as of September 30, 2016. In addition, during the quarter ended September 30, 2016, Legg Mason also concluded that it was the primary beneficiary of one additional foreign mutual fund trust, which was consolidated and designated as a CIV.

Legg Mason also concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated as CIVs) as of September 30, 2016. This sponsored investment fund was also consolidated under prior accounting guidance, as further discussed below.

Prior Consolidation Accounting Guidance
Under prior consolidation guidance, as of March 31, 2016 and September 30, 2015, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of March 31, 2016, and September 30, 2015. Legg Mason also concluded it was the primary beneficiary of 14 employee-owned funds it sponsors, which were consolidated and designated as CIVs as of both March 31, 2016 and September 30, 2015, respectively. As discussed above, effective April 1, 2016, under new accounting guidance, all but one of those employee-owned funds no longer qualified as VIEs, and 13 of those employee-owned funds were therefore deconsolidated.

Legg Mason's investment in CIVs, as of September 30, 2016 and March 31, 2016, was $34,272 and $13,641, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs in the Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016, respectively, and the Consolidated Statements of Income for the three and six months ended September 30, 2016 and 2015, respectively:
Consolidating Balance Sheets

	September 30, 2016				March 31, 2016
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Current Assets	$1,600,512	$92,595	$(31,631)	$1,661,476	$2,288,080	$110,631	$(13,667)	$2,385,044
Non-current assets	6,587,299	8,442	(2,667)	6,593,074	5,135,318	84	—	5,135,402
Total Assets	$8,187,811	$101,037	$(34,298)	$8,254,550	$7,423,398	$110,715	$(13,667)	$7,520,446
Current Liabilities	$674,722	$6,649	$(26)	$681,345	$837,031	$4,548	$(26)	$841,553
Non-current liabilities	2,814,308	—	—	2,814,308	2,267,343	—	—	2,267,343
Total Liabilities	3,489,030	6,649	(26)	3,495,653	3,104,374	4,548	(26)	3,108,896
Redeemable Non-controlling interests	615,935	60,508	(279)	676,164	81,649	94,027	109	175,785
Total Stockholders’ Equity	4,082,846	33,880	(33,993)	4,082,733	4,237,375	12,140	(13,750)	4,235,765
Total Liabilities and Equity	$8,187,811	$101,037	$(34,298)	$8,254,550	$7,423,398	$110,715	$(13,667)	$7,520,446

(1)	Other represents consolidated sponsored investment products that are not designated as CIVs.

Consolidating Statements of Income

	Three Months Ended
	September 30, 2016				September 30, 2015
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other	CIVs and Other	Eliminations	Consolidated Totals
Total Operating Revenues	$748,384	$—	$(14)	$748,370	$673,168	$—	$(82)	$673,086
Total Operating Expenses	620,613	124	—	620,737	540,023	115	(82)	540,056
Operating Income	127,771	(124)	(14)	127,633	133,145	(115)	—	133,030
Total Other Non-Operating Expense	(17,023)	7,103	(1,279)	(11,199)	(40,988)	(2,303)	827	(42,464)
Income Before Income Tax Provision	110,748	6,979	(1,293)	116,434	92,157	(2,418)	827	90,566
Income tax provision	29,902	—	—	29,902	27,647	—	—	27,647
Net Income	80,846	6,979	(1,293)	86,532	64,510	(2,418)	827	62,919
Less: Net income (loss) attributable to noncontrolling interests	14,405	554	5,132	20,091	191	—	(1,591)	(1,400)
Net Income Attributable to Legg Mason, Inc.	$66,441	$6,425	$(6,425)	$66,441	$64,319	$(2,418)	$2,418	$64,319

(1)	Other represents consolidated sponsored investment products that are not designated as CIVs.

	Six Months Ended
	September 30, 2016				September 30, 2015
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$1,448,561	$(12)	$(14)	$1,448,535	$1,381,903	$—	$(167)	$1,381,736
Total Operating Expenses	1,247,124	223	—	1,247,347	1,124,110	220	(167)	1,124,163
Operating Income	201,437	(235)	(14)	201,188	257,793	(220)	—	257,573
Total Other Non-Operating Expense	(32,518)	9,651	(1,236)	(24,103)	(45,867)	(1,896)	785	(46,978)
Income Before Income Tax Provision	168,919	9,416	(1,250)	177,085	211,926	(2,116)	785	210,595
Income tax provision	45,213	—	—	45,213	52,737	—	—	52,737
Net Income	123,706	9,416	(1,250)	131,872	159,189	(2,116)	785	157,858
Less: Net income (loss) attributable to noncontrolling interests	23,813	556	7,610	31,979	322	—	(1,331)	(1,009)
Net Income Attributable to Legg Mason, Inc.	$99,893	$8,860	$(8,860)	$99,893	$158,867	$(2,116)	$2,116	$158,867

(1)	Other represents consolidated sponsored investment products that are not designated as CIVs.

Other non-operating expense includes interest income, interest expense, and net gains (losses) on investments.

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

Legg Mason had no financial liabilities of CIVs carried at fair value as of September 30, 2016 or March 31, 2016. The fair value of the financial assets of CIVs were determined using the following categories of inputs as of September 30, 2016 and March 31, 2016:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV(1)	Balance as of September 30, 2016
Assets:
Trading investments:
Hedge funds	$—	$—	$—	$16,126	$16,126
Other proprietary fund products	50,438	—	—	—	50,438
Total trading investments	50,438	—	—	16,126	66,564
Investments:
Hedge funds	—	—	—	7,918	7,918
Total investments	$50,438	$—	$—	$24,044	$74,482

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV(1)	Balance as of March 31, 2016
Assets:
Trading investments:
Hedge funds	$—	$—	$—	$18,144	$18,144
Other proprietary fund products	22,327	8,244	—	—	30,571
Total trading investments	$22,327	$8,244	$—	$18,144	$48,715

(1)	Reflects certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during either of the three ended September 30, 2016 and 2015.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of September 30, 2016 and March 31, 2016, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of September 30, 2016
Category of Investment	Investment Strategy	September 30, 2016		March 31, 2016	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$24,044	(1)	$18,144	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 4% daily redemption; 10% monthly redemption; 41% quarterly redemption; and 45% are subject to three to five year lock-up or side pocket provisions.

As of September 30, 2016 and March 31, 2016, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of September 30, 2016		As of March 31, 2016
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
CLOs	$—	$—	$—	$288
Real Estate Investment Trust	11,328	13,131	9,540	14,595
Other sponsored investment funds	25,320	41,191	22,551	27,852
Total	$36,648	$54,322	$32,091	$42,735

(1)	Amounts are related to investments in proprietary funds products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $27,709,902 and $17,170,697 as of September 30, 2016 and March 31, 2016, respectively.

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

Executive Overview
Legg Mason, Inc., a holding company, with its subsidiaries (collectively, "Legg Mason") is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment products. We offer these products and services directly and through various financial intermediaries. We have operations principally in the U.S. and the U.K. and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Luxembourg, Poland, Singapore, Spain, Switzerland and Taiwan. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, commercial banks, insurance companies, and other financial services companies. The industry has been impacted by continued economic uncertainty, the constant introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes and keeping abreast of regulatory developments has required, and will continue to require, us to incur costs that impact our profitability.

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

In connection with these strategic priorities:

•
On April 13, 2016, we acquired a majority equity interest in Clarion Partners, LLC ("Clarion Partners"), a diversified real estate firm headquartered in New York. Clarion Partners managed approximately $42 billion in AUM at closing, across the real estate risk/return spectrum. During the three and six months ended September 30, 2016, we incurred acquisition-related costs of $0.4 million and $25.9 million, respectively, in connection with this transaction, including $15.2 million related to the implementation of an affiliate management equity plan for the management team of Clarion Partners. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding the Clarion Partners management equity plan.

•
On May 2, 2016, we combined The Permal Group, Limited ("Permal"), our existing hedge fund platform, with EnTrust Capital ("EnTrust"). EnTrust is an independent hedge fund investor and alternative asset manager headquartered in New York with approximately $10 billion in AUM at closing. During the three and six months ended September 30, 2016, we incurred acquisition-related costs of $0.3 million and $7.0 million, respectively, and transition-related costs of $12.4 million and $36.7 million, respectively, in connection with this combination. We expect to incur an additional $12 million to $15 million of transition-related costs, primarily during the remainder of fiscal 2017, and to achieve approximately $35 million in annual savings in fiscal 2018 from the pre-transaction cost structures of the two businesses.

•
On August 17, 2016, we acquired an 82% equity interest in Financial Guard LLC ("Financial Guard"), an online registered investment adviser and innovative technology-enabled wealth management and investment advice platform.

See Note 3 of Notes to Consolidated Financial Statements for additional information regarding these acquisitions.

Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2016, was $66.4 million, or $0.63 per diluted share, as compared to $64.3 million, or $0.58 per diluted share for the three months ended September 30, 2015.  As discussed above, the three months ended September 30, 2016, included $12.4 million of expenses related to the restructuring of Permal for the combination with EnTrust and $0.7 million of costs associated with the acquisitions of Clarion Partners and EnTrust. Total operating revenues increased for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to the inclusion of incremental revenues of Clarion Partners and EnTrust, as further discussed below.

During the 12-month period ended September 30, 2016, total AUM increased due to the acquisitions of Clarion Partners and EnTrust, the acquisition of RARE Infrastructure Limited ("RARE Infrastructure") in October 2015, and the impact of positive market performance and other, which were offset in part by net client outflows in both liquidity and long-term AUM.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
During the three and six months ended September 30, 2016, the business environment was influenced by strong domestic markets, which became less correlated with political and economic conditions in other countries. Although markets improved in both the three and six months ended September 30, 2016, uncertainty regarding an increase in interest rates by the Federal Reserve and the upcoming U.S. presidential election led to volatility during the periods. In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit." While the announcement of Brexit had a temporary impact on domestic markets, it resulted in significant volatility in international markets.

During the three months ended September 30, 2015, both U.S. and international equity markets experienced significant volatility, with major U.S. equity market indices decreasing for both the three and six months ended September 30, 2015. During the three months ended September 30, 2015, bond market indices increased, but decreased during the six months ended September 30, 2015.

	% Change for the three months ended September 30:		% Change for the six months ended September 30:
Indices(1)	2016	2015	2016	2015
Dow Jones Industrial Average	2.1%	(7.6)%	3.5%	(8.4)%
S&P 500	3.3%	(6.9)%	5.3%	(7.2)%
NASDAQ Composite Index	9.7%	(7.4)%	9.1%	(5.7)%
Barclays Capital U.S. Aggregate Bond Index	0.5%	1.2%	2.7%	(0.5)%
Barclays Capital Global Aggregate Bond Index	0.8%	0.9%	3.7%	(0.3)%
(1) Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

The Federal Reserve Board held the target federal funds rate at 0.50% for the three and six months ended September 30, 2016. While the economic outlook for the U.S. has remained positive in recent years, the financial environment in which we operate continues to reflect a heightened level of volatility as we move through fiscal 2017.

Quarter Ended September 30, 2016, Compared to Quarter Ended September 30, 2015

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Alternative		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	Real Estate	•	U.S. Managed Cash
•	Large Cap Value	•	U.S. Credit Aggregate	•	Hedge Funds	•	U.S. Municipal Cash
•	Equity Income	•	Global Opportunistic Fixed Income	•	Listed Infrastructure
•	Small Cap Core	•	Global Government
•	Large Cap Core	•	U.S. Municipal
•	International Equity	•	Global Fixed Income
•	Sector Equity	•	U.S. Long Duration
•	Small Cap Value	•	High Yield
•	Mid Cap Core	•	U.S. Limited Duration
•	Emerging Markets Equity	•	Emerging Markets Debt
•	Global Equity

The components of the changes in our AUM (in billions) for the three months ended September 30, 2016 and 2015, were as follows:

	2016	2015
Beginning of period	$741.9	$699.2
Net client cash flows:
Investment funds, excluding liquidity products(1):
Subscriptions	14.7	11.1
Redemptions	(14.5)	(15.4)
Long-term separate account flows, net	(0.5)	7.4
Total long-term flows	(0.3)	3.1
Liquidity fund flows, net	(25.3)	(2.7)
Liquidity separate account flows, net	(0.1)	(0.3)
Total liquidity flows	(25.4)	(3.0)
Total net client cash flows	(25.7)	0.1
Market performance and other(2)	15.7	(22.6)
Impact of foreign exchange	1.0	(4.6)
End of period	$732.9	$672.1

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

AUM at September 30, 2016 was $732.9 billion, a decrease of $9.0 billion, or 1%, from June 30, 2016. Total net client outflows were $25.7 billion, consisting of $25.4 billion of net client outflows from the liquidity asset class and $0.3 billion of net client outflows from long-term asset classes. Net long-term asset outflows were comprised of alternative net outflows of $1.6 billion and equity net outflows of $1.5 billion, offset in part by fixed income net inflows of $2.8 billion. Beginning in fiscal 2017, we now present alternative assets as a separate asset class of our AUM. The alternative asset class consists of all AUM managed by Clarion Partners, EnTrustPermal Group Holdings, LLC ("EnTrustPermal"), RARE Infrastructure, and Permal Capital Management, LLC. All prior periods have been revised to present the alternative asset class. Alternative net outflows were primarily in products managed by EnTrustPermal. Equity net outflows were primarily in products managed by Royce & Associates ("Royce") and ClearBridge Investments, LLC (“ClearBridge”), offset in part by equity net inflows at Martin Currie (Holdings) Limited ("Martin Currie"). Fixed income net inflows were primarily in products managed by Western Asset Management Company ("Western Asset"), offset in part by net outflows in products managed by Brandywine Global Investment Management, LLC ("Brandywine").

We generally earn higher fees and profits on alternative and equity AUM and thus net flows in those asset classes more heavily impact our revenues and Net Income Attributable to Legg Mason, Inc. than do net flows in the fixed income and liquidity asset classes. Market performance and other was $15.7 billion and the positive impact of foreign currency exchange rate fluctuations was $1.0 billion.

AUM by Asset Class
AUM by asset class (in billions) as of September 30, 2016 and 2015, were as follows:

	2016	% of Total	2015	% of Total	% Change
Equity	$168.4	23%	$164.8	25%	2%
Fixed income	396.9	54	363.1	54	9
Alternative	72.0	10	18.1	2	n/m
Total long-term assets	637.3	87	546.0	81	17
Liquidity	95.6	13	126.1	19	(24)
Total	$732.9	100%	$672.1	100%	9%

Average AUM by asset class (in billions) for the three months ended September 30, 2016 and 2015, were as follows:

	2016	% of Total	2015	% of Total	% Change
Equity	$166.1	22%	$176.5	26%	(6)%
Fixed income	393.7	53	365.2	53	8
Alternative	72.1	10	18.7	3	n/m
Total long-term assets	631.9	85	560.4	82	13
Liquidity	110.2	15	126.8	18	(13)
Total	$742.1	100%	$687.2	100%	8%

The component changes in our AUM by asset class (in billions) for the three months ended September 30, 2016 and 2015, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
June 30, 2016	$161.1	$387.2	$72.6	$620.9	$121.0	$741.9
Investment funds, excluding liquidity funds:
Subscriptions	5.4	7.6	1.7	14.7	—	14.7
Redemptions	(5.8)	(6.3)	(2.4)	(14.5)	—	(14.5)
Separate account flows, net	(1.1)	1.5	(0.9)	(0.5)	(0.1)	(0.6)
Liquidity fund flows, net	—	—	—	—	(25.3)	(25.3)
Net client cash flows	(1.5)	2.8	(1.6)	(0.3)	(25.4)	(25.7)
Market performance and other(1)	8.7	6.1	0.9	15.7	—	15.7
Impact of foreign exchange	0.1	0.8	0.1	1.0	—	1.0
September 30, 2016	$168.4	$396.9	$72.0	$637.3	$95.6	$732.9

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
June 30, 2015	$183.8	$366.5	$19.2	$569.5	$129.7	$699.2
Investment funds, excluding liquidity funds:
Subscriptions	5.1	5.8	0.2	11.1	—	11.1
Redemptions	(8.3)	(6.6)	(0.5)	(15.4)	—	(15.4)
Separate account flows, net	3.5	3.9	—	7.4	(0.3)	7.1
Liquidity fund flows, net	—	—	—	—	(2.7)	(2.7)
Net client cash flows	0.3	3.1	(0.3)	3.1	(3.0)	0.1
Market performance and other(1)	(18.9)	(3.1)	(0.7)	(22.7)	0.1	(22.6)
Impact of foreign exchange	(0.4)	(3.4)	(0.1)	(3.9)	(0.7)	(4.6)
September 30, 2015	$164.8	$363.1	$18.1	$546.0	$126.1	$672.1

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended September 30, 2016 and 2015, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
September 30, 2015	$164.8	$363.1	$18.1	$546.0	$126.1	$672.1
Investment funds, excluding liquidity funds:
Subscriptions	21.2	27.2	3.7	52.1	—	52.1
Redemptions	(30.2)	(24.2)	(7.0)	(61.4)	—	(61.4)
Separate account flows, net	(4.3)	(1.7)	(1.8)	(7.8)	0.1	(7.7)
Liquidity fund flows, net	—	—	—	—	(31.7)	(31.7)
Net client cash flows	(13.3)	1.3	(5.1)	(17.1)	(31.6)	(48.7)
Market performance and other(1)	16.7	26.3	0.8	43.8	0.4	44.2
Impact of foreign exchange	—	6.2	0.3	6.5	0.7	7.2
Acquisitions(2)	0.2	—	57.9	58.1	—	58.1
September 30, 2016	$168.4	$396.9	$72.0	$637.3	$95.6	$732.9

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)
Includes $41.5 billion related to the acquisition of Clarion Partners in April 2016, $9.6 billion related to the acquisition of EnTrust in May 2016, $6.8 billion related to the acquisition of RARE Infrastructure in October 2015, and $0.2 billion related to the acquisition of PK Investments, LLP ("PK Investments") by Martin Currie in December 2015.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
September 30, 2014	$178.5	$355.1	$20.4	$554.0	$153.8	$707.8
Investment funds, excluding liquidity funds:
Subscriptions	26.5	37.9	1.1	65.5	—	65.5
Redemptions	(33.6)	(26.1)	(2.8)	(62.5)	—	(62.5)
Separate account flows, net	4.6	11.7	0.1	16.4	(0.7)	15.7
Liquidity fund flows, net	—	—	—	—	(25.9)	(25.9)
Net client cash flows	(2.5)	23.5	(1.6)	19.4	(26.6)	(7.2)
Market performance and other(1)	(12.2)	(0.7)	(0.3)	(13.2)	0.3	(12.9)
Impact of foreign exchange	(1.7)	(12.1)	(0.4)	(14.2)	(1.4)	(15.6)
Acquisitions (disposition), net(2)	2.7	(2.7)	—	—	—	—
September 30, 2015	$164.8	$363.1	$18.1	$546.0	$126.1	$672.1

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Includes $9.5 billion related to the acquisition of Martin Currie offset by $9.5 billion related to the disposition of Legg Mason Investment Counsel & Trust Company N.A. ("LMIC").

AUM at September 30, 2016, increased $60.8 billion, or 9%, from September 30, 2015. Total net client outflows were $48.7 billion, comprised of $31.6 billion of net client outflows from the liquidity asset class and $17.1 billion of net client outflows from long-term asset classes. Net long-term asset outflows were comprised of equity net outflows of $13.3 billion and alternative net outflows of $5.1 billion, offset in part by fixed income net inflows of $1.3 billion. Equity net outflows were primarily in products managed by Royce, ClearBridge and Brandywine, offset in part by equity net inflows in products managed by Martin Currie. Alternative net outflows were primarily in products managed by EnTrustPermal. Fixed income net inflows were primarily in products managed by Western Asset, offset in part by net outflows in products managed by Brandywine. Market performance and other totaled to a $44.2 billion gain and the positive impact of foreign currency exchange rate fluctuations totaled $7.2 billion. Acquisitions totaled $58.1 billion, with $41.5 billion related to the acquisition of Clarion Partners in April 2016, $9.6 billion related to the acquisition of EnTrust in May 2016, $6.8 billion related to the acquisition of RARE Infrastructure in October 2015, and $0.2 billion related to the acquisition of PK Investments by Martin Currie in December 2015.

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

The component changes in our AUM by distribution channel (in billions) for the three months ended September 30, 2016 and 2015, were as follows:

	Global Distribution	Affiliate/Other	Total
June 30, 2016	$260.9	$481.0	$741.9
Net client cash flows, excluding liquidity funds	3.1	(3.5)	(0.4)
Liquidity fund flows, net	—	(25.3)	(25.3)
Net client cash flows	3.1	(28.8)	(25.7)
Market performance and other(1)	8.2	7.5	15.7
Impact of foreign exchange	0.6	0.4	1.0
September 30, 2016	$272.8	$460.1	$732.9

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

	Global Distribution	Affiliate/Other	Total
June 30, 2015	$268.3	$430.9	$699.2
Net client cash flows, excluding liquidity funds	0.1	2.7	2.8
Liquidity fund flows, net	—	(2.7)	(2.7)
Net client cash flows	0.1	—	0.1
Market performance and other(1)	(18.2)	(4.4)	(22.6)
Impact of foreign exchange	(0.2)	(4.4)	(4.6)
September 30, 2015	$250.0	$422.1	$672.1

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

Operating Revenue Yield
We calculate operating revenue yields as the ratio of the sum of annualized investment advisory fees, distribution and service fees, and other revenues, less performance fees, to average AUM. For the three months ended September 30, 2016 and 2015, our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 38 basis points. Fees for managing alternative and equity assets are generally higher, with alternative assets averaging approximately 70 basis points and 130 basis points for the three months ended September 30, 2016 and 2015, respectively, and fees for managing equity assets averaging approximately 65 basis points and 70 basis points for the three months ended September 30, 2016 and 2015, respectively. The average fee rate for managing alternative assets declined over the last year due to the acquisition of Clarion Partners in April 2016, whose products typically earn lower average fees than our other alternative asset products, while the average fee rate for managing equity assets declined over the last year due to a shift in the mix of assets from higher fee to lower fee products. This compares to fees for managing fixed income assets, which averaged approximately 25 basis points and 30 basis points for the three months ended September 30, 2016 and 2015, respectively, and liquidity assets, which averaged approximately 10 basis points for the quarter ended September 30, 2016 and under 10 basis points for the quarter ended September 30, 2015. The average fee rate for managing liquidity assets for both the three months ended September 30, 2016 and 2015, reflects the impact of current advisory fee waivers due to the low interest rate environment. The increase in the average fee rate for managing liquidity assets increased over the last year due to a reduction in fee waivers, which is expected to continue over time as interest rates increase. Fee waivers for competitive and regulatory reasons aggregated approximately $70 million for fiscal 2016. As a result of withdrawals and interest rate increases, fee waivers are expected to aggregate approximately $30 million in fiscal 2017 and were approximately $15 million for the six months ended September 30, 2016. Equity assets are primarily managed by ClearBridge, Royce, Brandywine, QS Investors and Martin Currie; alternative assets are primarily managed by Clarion Partners, EnTrustPermal and RARE Infrastructure; fixed income assets are primarily managed by Western Asset and Brandywine; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 40 basis points and 50 basis points for the quarters ended September 30, 2016 and 2015, respectively, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 35 basis points for each of the quarters ended September 30, 2016 and 2015.

Investment Performance
Overall investment performance of our AUM for the three months ended September 30, 2016 and 2015, was mixed compared to relevant benchmarks.

For the three months ended September 30, 2016, U.S. equity indices produced positive returns. The best performing index was the NASDAQ Composite Index, which returned 9.7% for the three months ended September 30, 2016. These positive returns reflect a “risk on” mentality about the global markets due to signs of global economic stabilization.

In the fixed income markets, interest rates fell over the quarter as expectations of growth and future Federal Funds Rate increases declined. Generally, there was strong demand for risky assets over the quarter causing most fixed income sectors to outperform U.S. Treasury Bonds. The lowest performing fixed income sector for the quarter ended September 30, 2016, was U.S. Government, as measured by the Barclays U.S. Government Index which returned (0.3)%.  The best performing fixed income sector for the quarter was U.S. High Yield as measured by the Barclays U.S. High Yield Index which returned 5.6% for the three months ended September 30, 2016.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of September 30, 2016 and 2015, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2016				As of September 30, 2015
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	73%	68%	82%	83%	44%	84%	85%	88%
Equity:
Large cap	48%	13%	56%	75%	32%	72%	64%	89%
Small cap	52%	17%	34%	49%	16%	14%	28%	52%
Total equity (includes other equity)	48%	24%	59%	72%	37%	64%	60%	81%
Fixed income:
U.S. taxable	87%	79%	86%	83%	22%	91%	93%	85%
U.S. tax-exempt	100%	100%	100%	100%	100%	100%	100%	100%
Global taxable	62%	76%	83%	81%	12%	77%	84%	82%
Total fixed income	80%	79%	86%	84%	24%	88%	91%	85%
Alternative	56%	84%	87%	67%	89%	95%	95%	95%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of September 30, 2016 and 2015, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2016				As of September 30, 2015
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	67%	59%	72%	70%	48%	55%	67%	62%
Equity:
Large cap	86%	68%	81%	62%	35%	60%	73%	47%
Small cap	73%	10%	37%	58%	9%	9%	16%	58%
Total equity (includes other equity)	71%	46%	69%	59%	33%	45%	56%	50%
Fixed income:
U.S. taxable	84%	84%	84%	88%	78%	82%	87%	82%
U.S. tax-exempt	7%	54%	58%	87%	66%	59%	72%	90%
Global taxable	74%	69%	72%	44%	36%	38%	84%	21%
Total fixed income	63%	74%	75%	85%	67%	69%	82%	80%
Alternative	91%	100%	100%	n/a	58%	100%	100%	n/a

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

As of September 30, 2016 and 2015, approximately 88% and 90%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

Past performance is not indicative of future results. For AUM included in institutional and retail separate accounts and investment funds managed in the same strategy as separate accounts, performance comparisons are based on gross-of-fee performance. For investment funds which are not managed in a separate account format, performance comparisons are based on net-of-fee performance. Funds-of-hedge funds generally do not have specified benchmarks. For purposes of this comparison, performance of those products is net of fees, and is compared to the relevant HFRX Index. These performance comparisons do not reflect the actual performance of any specific separate account or investment fund; individual separate account and investment fund performance may differ.

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of both September 30, 2016 and 2015, the U.S. long-term mutual fund assets represented in the data accounted for 18% and 19% of our total AUM, respectively. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of September 30, 2016, constituted an aggregate of approximately $434 billion, or approximately 59% of our total AUM. The most meaningful exclusion of funds are our alternative fund strategies, which primarily involve privately placed hedge funds and privately placed real estate funds, and represent only 5% of our total AUM as of September 30, 2016, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	10.48%	8.02%	17.49%	7.21%	11.94%
Russell 3000 Growth		Relative	(3.17)%	(3.38)%	0.93%	(1.60)%	2.04%
ClearBridge Appreciation Fund	3/10/1970	Absolute	13.33%	9.23%	14.62%	7.30%	10.24%
S&P 500		Relative	(2.10)%	(1.94)%	(1.75)%	0.06%	(0.14)%
ClearBridge Dividend Strategy	11/6/1992	Absolute	17.20%	8.82%	13.74%	6.45%	8.44%
S&P 500		Relative	1.77%	(2.34)%	(2.63)%	(0.79)%	(0.72)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	14.94%	13.28%	18.79%	8.55%	8.11%
Russell 1000 Growth		Relative	1.18%	1.45%	2.19%	(0.30)%	2.07%
ClearBridge Value Trust	4/16/1982	Absolute	14.70%	7.98%	14.93%	1.85%	11.55%
S&P 500		Relative	(0.73)%	(3.18)%	(1.45)%	(5.39)%	(0.13)%
ClearBridge All Cap Value	11/12/1981	Absolute	14.74%	6.26%	13.30%	4.53%	9.92%
Russell 3000 Value		Relative	(1.64)%	(3.20)%	(2.79)%	(1.32)%	(1.80)%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	10.52%	8.18%	14.96%	6.14%	9.48%
Russell 1000 Value		Relative	(5.67)%	(1.53)%	(1.19)%	0.29%	(0.70)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	10.85%	8.14%	14.30%	n/a	12.68%
Russell 1000 Value		Relative	(5.34)%	(1.56)%	(1.85)%	n/a	(0.25)%

Small Cap
Royce Total Return Fund	12/15/1993	Absolute	17.13%	5.54%	13.04%	6.64%	10.62%
Russell 2000		Relative	1.66%	(1.17)%	(2.78)%	(0.43)%	1.98%
ClearBridge Small Cap Growth	7/1/1998	Absolute	12.69%	3.65%	15.66%	8.47%	9.81%
Russell 2000 Growth		Relative	0.57%	(2.93)%	(0.49)%	0.19%	3.57%
Royce Pennsylvania Mutual	6/30/1967	Absolute	16.55%	3.35%	12.10%	6.28%	11.51%
Russell 2000		Relative	1.08%	(3.36)%	(3.73)%	(0.79)%	n/a
Royce Premier Fund	12/31/1991	Absolute	15.01%	3.07%	10.13%	7.55%	11.25%
Russell 2000		Relative	(0.46)%	(3.64)%	(5.70)%	0.47%	1.84%
Royce Special Equity	5/1/1998	Absolute	13.78%	2.55%	11.50%	7.60%	8.82%
Russell 2000		Relative	(1.69)%	(4.16)%	(4.33)%	0.52%	1.75%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	7.48%	5.51%	4.98%	5.98%	6.38%
Barclays US Aggregate		Relative	2.28%	1.49%	1.89%	1.19%	1.14%
Western Asset Core Bond Fund	9/4/1990	Absolute	6.84%	5.27%	4.32%	5.38%	7.05%
Barclays US Aggregate		Relative	1.64%	1.24%	1.24%	0.59%	0.71%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	4.29%	2.54%	3.33%	4.39%	4.58%
Barclays US Aggregate		Relative	(0.90)%	(1.48)%	0.25%	(0.40)%	(0.37)%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	2.07%	1.25%	1.50%	1.79%	3.59%
Citi Treasury Gov't/Credit 1-3 YR		Relative	0.76%	0.18%	0.46%	(0.80)%	(0.63)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	5.01%	3.55%	3.50%	4.92%	5.88%
Barclays Intermediate Gov't/Credit		Relative	1.50%	0.76%	1.06%	0.75%	0.62%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	4.26%	1.14%	1.13%	3.86%	5.11%
Barclays US TIPS		Relative	(2.32)%	(1.26)%	(0.80)%	(0.61)%	(0.38)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	10.34%	6.51%	6.82%	5.34%	6.62%
Barclays US Credit		Relative	2.04%	1.07%	1.99%	(0.43)%	0.09%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	5.42%	11.00%	15.51%	n/a	14.86%
BOFAML Floating Rate Home Loan Index		Relative	3.53%	8.57%	9.72%	n/a	9.64%
Western Asset High Yield Fund	9/28/2001	Absolute	9.88%	3.18%	6.97%	6.30%	7.21%
Barclays US Corp High Yield		Relative	(2.86)%	(2.10)%	(1.37)%	(1.41)%	(1.42)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	2.14%	1.17%	1.89%	1.44%	2.73%
Citi T-Bill 6-Month		Relative	1.81%	1.01%	1.75%	0.44%	(0.05)%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	5.42%	6.01%	5.01%	5.20%	7.79%
Barclays Municipal Bond		Relative	(0.16)%	0.48%	0.53%	0.45%	0.48%

Global Taxable
Legg Mason Western Asset Macro Opportunities Bond	11/30/2013	Absolute	9.36%	n/a	n/a	n/a	5.76%
3-Month LIBOR		Relative	8.74%	n/a	n/a	n/a	5.38%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	11.55%	2.79%	3.64%	n/a	5.84%
Citi World Gov't Bond		Relative	1.84%	1.01%	2.88%	n/a	2.06%
Legg Mason Brandywine Absolute Return Opportunities Fund	2/28/2011	Absolute	3.29%	1.19%	3.17%	n/a	2.82%
Citi 3-Month T-Bill		Relative	3.09%	1.11%	3.09%	n/a	2.75%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	8.85%	0.75%	1.28%	4.14%	4.38%
Citi World Gov't Bond		Relative	(0.86)%	(1.03)%	0.52%	0.04%	0.22%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	10.24%	2.98%	3.53%	4.49%	6.37%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	(1.82)%	(1.42)%	(1.27)%	(1.60)%	(1.03)%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	11.71%	2.47%	6.70%	5.49%	7.10%
Barclays Global High Yield		Relative	(1.80)%	(2.49)%	(1.86)%	(2.39)%	(2.03)%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	5.45%	5.38%	5.63%	n/a	4.91%
Barclays Global Aggregate Index		Relative	(1.09)%	0.34%	1.37%	n/a	0.42%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	5.66%	6.32%	6.72%	6.94%	6.45%
UBS Australian Composite Bond Index		Relative	(0.04)%	0.11%	0.75%	0.43%	0.35%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	17.43%	4.56%	5.14%	6.51%	9.65%
JPM EMBI Global		Relative	0.61%	(2.88)%	(2.28)%	(1.11)%	0.36%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.38%	0.18%	0.17%	1.16%	3.25%
Citi 3-Month T-Bill		Relative	0.18%	0.10%	0.10%	0.31%	0.29%

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
As of September 30, 2016, AUA was $41 billion, primarily comprised of approximately $17 billion related to QS Investors, approximately $10 billion related to Western Asset, approximately $10 billion related to ClearBridge, approximately $2 billion related to EnTrustPermal and approximately $2 billion related to Brandywine. AUA fee rates vary with the level of non-discretionary service provided and other factors, and our average annualized fee rate related to AUA was approximately 10 basis points for the three months ended September 30, 2016.

Results of Operations
In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment products. The consolidation of these investment products has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in other consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income Attributable to Legg Mason, Inc. See Notes 2, 4, and 13 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment products.

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Investment advisory fees:
Separate accounts	$233.3	$205.2	$28.1	14%
Funds	377.1	359.9	17.2	5
Performance fees	42.0	7.9	34.1	n/m
Distribution and service fees	94.5	99.6	(5.1)	(5)
Other	1.5	0.5	1.0	n/m
Total Operating Revenues	$748.4	$673.1	$75.3	11%

Total operating revenues for the three months ended September 30, 2016, were $748.4 million, an increase of 11% from $673.1 million for the three months ended September 30, 2015, primarily due to incremental revenues related to the acquisitions of Clarion Partners, EnTrust and RARE Infrastructure. Total operating revenues for the three months ended September 30, 2016, included $35.8 million of performance fees earned by Clarion Partners that are fully passed through as compensation expense, per the terms of the related agreements, as further discussed below. Although average long-term AUM comprised a higher percentage of total AUM for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, our operating revenue yield, excluding performance fees, remained flat at 38 basis points as of both September 30, 2016 and 2015, as a result of a less favorable product mix, with lower yielding products comprising a higher percentage of our long-term average AUM.

Investment advisory fees from separate accounts increased, $28.1 million, or 14%, to $233.3 million, as compared to $205.2 million for the three months ended September 30, 2015. Of this increase, $15.5 million was due to Clarion Partners which was acquired in April 2016, $6.8 million was due to EnTrust which was acquired in May 2016, $5.9 million was due to RARE Infrastructure which was acquired in October 2015, and $5.0 million was due to higher fixed income assets managed by Western Asset. These increases were offset in part by a decrease of $4.5 million due to lower average equity assets managed by Martin Currie, ClearBridge and Brandywine.

Investment advisory fees from funds increased $17.2 million, or 5%, to $377.1 million, as compared to $359.9 million for the three months ended September 30, 2015, primarily due to increases of $31.9 million due to Clarion Partners which was acquired in April 2016, $17.6 million due to EnTrust which was acquired in May 2016, $6.0 million in fees from liquidity assets, largely due to a reduction in fee waivers on liquidity funds managed by Western Asset, $5.6 million due to higher average fixed income assets managed by Western Asset and $4.3 million due to RARE Infrastructure which was acquired in October 2015. These increases were partially offset by $26.3 million due to lower average equity assets managed by Royce and ClearBridge and $24.2 million due to lower average alternative assets managed by legacy Permal.

Of our total AUM as of September 30, 2016 and 2015, approximately 11% and 7%, respectively, was in accounts that were eligible to earn performance fees. Investment advisory performance fees increased $34.1 million, to $42.0 million, as compared to $7.9 million for the three months ended September 30, 2015, primarily due to $35.8 million of performance fees earned by Clarion Partners on assets invested with them prior to the closing of the acquisition in April 2016. Performance fees earned on certain AUM at Clarion Partners (which accounts for approximately 35% of our performance fee eligible AUM as of September 30, 2016) are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement, and recorded as compensation expense, and therefore have no impact on Net Income Attributable to Legg Mason, Inc. The full pass through of Clarion Partners performance fees only applies to historic AUM in place as of the closing of the acquisition. We expect the full pass through to phase out approximately five years post-closing.

Distribution and service fees decreased $5.1 million, or 5%, to $94.5 million, as compared to $99.6 million for the three months ended September 30, 2015, primarily due to a decline in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Compensation and benefits	$368.3	$282.4	$85.9	30%
Distribution and servicing	128.9	138.9	(10.0)	(7)
Communications and technology	51.3	49.9	1.4	3
Occupancy	30.5	25.7	4.8	19
Amortization of intangible assets	6.3	0.7	5.6	n/m
Other	35.4	42.5	(7.1)	(17)
Total Operating Expenses	$620.7	$540.1	$80.6	15%

Operating expenses for the three months ended September 30, 2016 and 2015, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period. The remaining operating expenses are comprised of corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the three months ended September 30 were as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Salaries and incentives	$266.6	$235.0	$31.6	13%
Benefits and payroll taxes (including deferred compensation)	53.0	52.7	0.3	1
Transition costs and severance	7.5	0.2	7.3	n/m
Performance fee pass through	35.8	—	35.8	n/m
Gains (losses) on deferred compensation and seed capital investments	5.4	(5.5)	10.9	n/m
Compensation and benefits	$368.3	$282.4	$85.9	30%
n/m - not meaningful

Compensation and benefits increased 30% to $368.3 million for the three months ended September 30, 2016, as compared to $282.4 million for the three months ended September 30, 2015, as a result of the following:

•
Salaries and incentives increased $31.6 million, to $266.6 million, as compared to $235.0 million for the three months ended September 30, 2015, primarily due to the inclusion of expenses of Clarion Partners and EnTrust.

•
Benefits and payroll taxes increased $0.3 million, to $53.0 million, as compared to $52.7 million for the three months ended September 30, 2015, primarily due to the inclusion of expenses of Clarion Partners, offset in part by a reduction in costs associated with certain long-term incentive plans.

•
Transition costs and severance increased $7.3 million, to $7.5 million, as compared to $0.2 million for the three months ended September 30, 2015, primarily due to transition-related costs of $6.8 million for the three months ended September 30, 2016, associated with the previously discussed restructuring of Permal for the combination with EnTrust.

•	Performance fee pass through represents Clarion Partners performance fees that are passed through to Clarion Partners employees as compensation expense.

Compensation as a percentage of operating revenues increased to 49.2% from 42.0%, primarily due to the impact of the acquisition of Clarion Partners in April 2016, including the impact of performance fees earned by Clarion Partners that are passed through fully as compensation expense, and the impact of transition-related and severance costs related to the restructuring of Permal for the combination with EnTrust, offset by the impact of decreased revenues at certain revenue share-based affiliates that retain a relatively higher percentage of revenues as compensation.

Distribution and servicing expense decreased 7% to $128.9 million, as compared to $138.9 million for the three months ended September 30, 2015, primarily related to the impact of lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased 3% to $51.3 million, as compared to $49.9 million for the three months ended September 30, 2015, primarily as a result of the addition of data management and technology maintenance expenses related to Clarion Partners and EnTrust.

Occupancy expense increased 19% to $30.5 million, as compared to $25.7 million for the three months ended September 30, 2015. The increase was primarily due to real estate related charges of $5.1 million recognized in the current year period related to the restructuring of Permal for the combination with EnTrust.

Amortization of intangible assets increased $5.6 million, to $6.3 million, as compared to $0.7 million for the three months ended September 30, 2015, due to additional amortization expense related to the acquisitions of Clarion Partners in April 2016, EnTrust in May 2016, and RARE Infrastructure in October 2015.

Other expense decreased $7.1 million, or 17%, to $35.4 million, as compared to $42.5 million for the three months ended September 30, 2015, primarily due to a $7.0 million credit related to a fair value adjustment to decrease the contingent consideration liability associated with the acquisition of RARE Infrastructure.

Non-Operating Income (Expense)
The components of Total Other Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Interest income	$1.5	$1.2	$0.3	25%
Interest expense	(27.9)	(13.3)	(14.6)	n/m
Other income (expense), net	10.0	(28.1)	38.1	n/m
Other non-operating income (loss) of consolidated investment vehicles, net	5.2	(2.3)	7.5	n/m
Total Other Non-Operating Income (Expense)	$(11.2)	$(42.5)	$31.3	(74)%
n/m - not meaningful

Interest expense increased $14.6 million, to $27.9 million, as compared to $13.3 million for the three months ended September 30, 2015, primarily due to the issuance of $450 million of 4.75% Senior Notes due 2026 (the "2026 Notes") in March 2016, $500 million of 5.45% Junior Subordinated Notes due 2056 (the "5.45% 2056 Notes") in August 2016, and $250 million of 6.375% Junior Subordinated Notes due 2056 (the "6.375% 2056 Notes") in March 2016 to fund acquisitions.

Other non-operating income (expense), net, improved $38.1 million, to income of $10.0 million, from expense of $28.1 million for the three months ended September 30, 2015, primarily due to an $18.8 million increase from net market gains on corporate investments, which are not offset by a corresponding increase in compensation expense, and a $10.9 million increase due to net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding increase in compensation. In addition, during the three months ended September 30, 2015, an $11.1 million loss was recognized on the termination of a foreign currency forward contract related to the October 2015 acquisition of RARE Infrastructure. These increases were offset in part by a $3.7 million loss recognized during the three months ended September 30, 2016, in connection with the termination of an interest rate swap contract.

Other non-operating income (expense) of consolidated investment vehicles, net, improved $7.5 million to income of $5.2 million, from expense of $2.3 million in the three months ended September 30, 2015, due to activity of the consolidated investment vehicles ("CIVs") during the respective periods. See Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information regarding the adoption of the updated guidance and net market gains on investments of certain CIVs.

Income Tax Provision
The income tax provision was $29.9 million for the three months ended September 30, 2016, as compared to $27.6 million for the three months ended September 30, 2015. The effective tax rate was 25.7% for the three months ended September 30, 2016, as compared to an effective tax rate of 30.5% for the three months ended September 30, 2015. In September 2016, the U.K. Finance Act 2016 was enacted, which reduced the main U.K. corporate tax rate effective on April 1, 2020 from 18% to 17%. The impact of the tax rate reduction on certain existing deferred tax assets and liabilities resulted in a tax benefit of $4.1 million and reduced the effective tax rate by 3.5 percentage points in the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2016, was also impacted by a tax benefit of $2.2 million, which resulted from reserve adjustments related to the conclusion of certain tax examinations and reduced the effective tax rate by 1.9 percentage points. For the three months ended September 30, 2015, the effective tax rate was impacted by a tax benefit of $7.0 million, which resulted from reserve adjustments related to the conclusion of certain tax examinations and reduced the effective tax rate by 7.8 percentage points.  Noncontrolling interests in EnTrustPermal, Clarion Partners and Royce are structured as partnerships that pass related tax attributes to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which caused the effective tax rate to be reduced by 6.7 percentage points for the three months ended September 30, 2016. In addition, CIVs and other consolidated sponsored investment products reduced the effective tax rate by 1.3 percentage points for the three months ended September 30, 2016, and increased the effective tax rate by 0.5 percentage points for the three months ended September 30, 2015.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2016, totaled $66.4 million, or $0.63 per diluted share, as compared to $64.3 million, or $0.58 per diluted share, for the three months ended September 30, 2015. The increase was primarily due to the net impact of increased operating revenues, primarily due to the acquisitions of Clarion Partners in April 2016, EnTrust in May 2016, and RARE Infrastructure in October 2015, and an increase in non-operating income (expense), net, due to net market gains on corporate investments, which are not offset in compensation expense, and a loss of $11.1 million, or $0.06 per diluted share, on the termination of a foreign currency forward contract related to the October 2015 acquisition of RARE Infrastructure recognized during the three months ended September 30, 2015. These increases were offset in part by an increase in interest expense, primarily related to the issuance of the 2026 Notes, the 5.45% 2056 Notes and the 6.375% 2056 Notes, and acquisition and transition related costs of $13.2 million, or $0.09 per diluted share recognized during the three months ended September 30, 2016. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share for the three months ended September 30, 2016, also benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 17.1% for the three months ended September 30, 2016, as compared to 19.8% for the three months ended September 30, 2015, with the decrease primarily due to acquisition and transition related costs.

Six Months Ended September 30, 2016, Compared to Six Months Ended September 30, 2015

Assets Under Management

The components of the changes in our AUM (in billions) for the six months ended September 30, were as follows:

	2016	2015
Beginning of period	$669.6	$702.7
Investment funds, excluding liquidity funds(1)
Subscriptions	27.4	25.6
Redemptions	(29.4)	(30.3)
Long-term separate account flows, net	0.6	9.1
Total long-term flows	(1.4)	4.4
Liquidity fund flows, net	(17.3)	(0.7)
Liquidity separate account flows, net	(0.1)	—
Total liquidity flows	(17.4)	(0.7)
Total net client cash flows	(18.8)	3.7
Market performance and other(2)	27.9	(31.4)
Impact of foreign exchange	3.1	(2.9)
Acquisitions (dispositions), net(3)	51.1	—
End of period	$732.9	$672.1

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other is primarily the reclassification of client assets from AUM to AUA and the reinvestment of dividends.

(3)	Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners, and EnTrust, respectively, during the six months ended September 30, 2016.

AUM at September 30, 2016, was $732.9 billion, an increase of $63.3 billion, or 9%, from March 31, 2016. Total net client outflows were $18.8 billion, comprised of $17.4 billion of net client outflows from the liquidity asset class and $1.4 billion of net client outflows from the long-term asset classes. Net long-term asset outflows were comprised of equity net outflows of $4.5 billion and alternative net outflows of $3.6 billion, offset in part by fixed income net inflows of $6.7 billion. Fixed income net inflows were primarily in products managed by Western Asset and were offset in part by net outflows in products managed by Brandywine. Equity net outflows were primarily in products managed by ClearBridge and Royce and were offset in part by equity net inflows in products managed by Martin Currie. Alternative net outflows were primarily in products managed by EnTrustPermal. Market performance and other was $27.9 billion and the positive impact of foreign currency exchange rate fluctuations was $3.1 billion. Acquisitions totaled $51.1 billion, with $41.5 billion related to the acquisition of Clarion Partners in April 2016, and $9.6 billion related to the acquisition of EnTrust in May 2016.

Average AUM by asset class (in billions) for the six months ended September 30 were as follows:

	2016	% of Total	2015	% of Total	% Change
Equity	$164.6	23%	$181.1	26%	(9)%
Fixed Income	385.5	53	367.7	53	5
Alternative	63.8	9	19.0	3	n/m
Total long-term assets	613.9	85	567.8	82	8
Liquidity	109.4	15	127.2	18	(14)
Total	$723.3	100%	$695.0	100%	4%

The component changes in our AUM by asset class (in billions) for the six months ended September 30, 2016 and 2015, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2016	$162.3	$372.3	$22.7	$557.3	$112.3	$669.6
Investment funds, excluding liquidity funds
Subscriptions	10.7	13.6	3.1	27.4	—	27.4
Redemptions	(12.6)	(11.5)	(5.3)	(29.4)	—	(29.4)
Separate account flows, net	(2.6)	4.6	(1.4)	0.6	(0.1)	0.5
Liquidity fund flows, net	—	—	—	—	(17.3)	(17.3)
Net client cash flows	(4.5)	6.7	(3.6)	(1.4)	(17.4)	(18.8)
Market performance and other(1)	10.6	15.0	1.9	27.5	0.4	27.9
Impact of foreign exchange	—	2.9	(0.1)	2.8	0.3	3.1
Acquisition(2)	—	—	51.1	51.1	—	51.1
September 30, 2016	$168.4	$396.9	$72.0	$637.3	$95.6	$732.9

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Includes $41.5 billion, and $9.6 billion related to the acquisitions of Clarion Partners, and EnTrust, respectively.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2015	$186.2	$370.1	$19.2	$575.5	$127.2	$702.7
Investment funds, excluding liquidity funds
Subscriptions	11.3	13.9	0.4	25.6	—	25.6
Redemptions	(16.8)	(12.4)	(1.1)	(30.3)	—	(30.3)
Separate account flows, net	4.5	4.4	0.2	9.1	—	9.1
Liquidity fund flows, net	—	—	—	—	(0.7)	(0.7)
Net client cash flows	(1.0)	5.9	(0.5)	4.4	(0.7)	3.7
Market performance and other(1)	(20.4)	(10.5)	(0.6)	(31.5)	0.1	(31.4)
Impact of foreign exchange	—	(2.4)	—	(2.4)	(0.5)	(2.9)
September 30, 2015	$164.8	$363.1	$18.1	$546.0	$126.1	$672.1

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

AUM by Distribution Channel
The component changes in our AUM by distribution channel (in billions) for the six months ended September 30, 2016 and 2015, were as follows:

	Global Distribution	Affiliate/Other		Total
March 31, 2016	$254.6	$415.0		$669.6
Net client cash flows, excluding liquidity funds	4.8	(6.3)		(1.5)
Liquidity fund flows, net	—	(17.3)		(17.3)
Net client cash flows	4.8	(23.6)		(18.8)
Market performance and other(1)	11.8	16.1		27.9
Impact of foreign exchange	1.6	1.5		3.1
Acquisitions	—	51.1	(2)	51.1
September 30, 2016	$272.8	$460.1		$732.9

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively.

	Global Distribution	Affiliate/Other	Total
March 31, 2015	$270.0	$432.7	$702.7
Net client cash flows, excluding liquidity funds	0.4	4.0	4.4
Liquidity fund flows, net	—	(0.7)	(0.7)
Net client cash flows	0.4	3.3	3.7
Market performance and other(1)	(19.4)	(12.0)	(31.4)
Impact of foreign exchange	(1.0)	(1.9)	(2.9)
September 30, 2015	$250.0	$422.1	$672.1

(1)	Other is primarily the reclassification of client assets between AUM to AUA and the reinvestment of dividends.

Results of Operations

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2016	2015	$ Change	% Change
Investment advisory fees:
Separate accounts	$460.2	$413.3	$46.9	11%
Funds	740.5	744.2	(3.7)	—
Performance fees	59.4	26.5	32.9	n/m
Distribution and service fees	185.9	196.5	(10.6)	(5)
Other	2.5	1.2	1.3	n/m
Total Operating Revenues	$1,448.5	$1,381.7	$66.8	5%

Total operating revenues for the six months ended September 30, 2016, were $1.45 billion, an increase of 5% from $1.38 billion for the six months ended September 30, 2015, primarily due to incremental revenues related to the acquisitions of Clarion Partners, EnTrust and RARE Infrastructure, offset in part by a decline in our operating revenue yield, excluding performance fees, from 39 basis points for the six months ended September 30, 2015, to 38 basis points for the six months ended September 30, 2016. Total operating revenues for the six months ended September 30, 2016, included $50.4 million of performance fees earned by Clarion Partners that are fully passed through, per the terms of the acquisition agreement, and recorded as compensation expense, as previously discussed. Although average long-term AUM comprised a higher percentage of total AUM for the six months ended September 30, 2016, as compared to the six months ended September 30, 2015, our operating revenue yield, excluding performance fees, declined as a result of less favorable product mix, with lower yielding products comprising a higher percentage of our long-term average AUM.

Investment advisory fees from separate accounts increased $46.9 million, to $460.2 million, as compared to $413.3 million for the six months ended September 30, 2015. Of this increase, $29.7 million was due to Clarion Partners after it was acquired in April 2016, $12.1 million was due to RARE Infrastructure which was acquired in October 2015, $12.0 million was due to EnTrust after it was acquired in May 2016 and $9.1 million due to higher average fixed income assets managed by Western Asset and Brandywine. These increases were offset in part by a decrease of $13.3 million due to lower average equity assets managed by Martin Currie, ClearBridge and Brandywine.

Investment advisory fees from funds decreased $3.7 million, to $740.5 million, as compared to $744.2 million for the six months ended September 30, 2015, primarily related to decreases of $71.1 million due to lower average equity assets managed by Royce and ClearBridge, $43.2 million due to lower average alternative assets managed by legacy Permal and $11.6 million due to lower average fixed income assets managed by Brandywine and Western Asset. These decreases were offset in part by increases of $58.9 million due to Clarion Partners after it was acquired in April 2016, $29.7 million due to EnTrust after it was acquired in May 2016, $11.5 million in fees from liquidity assets, largely due to a reduction in fee waivers on liquidity funds managed by Western Asset, and $8.6 million due to RARE Infrastructure which was acquired in October 2015.

Investment advisory performance fees increased $32.9 million, to $59.4 million, as compared to $26.5 million for the six months ended September 30, 2015, primarily due to $50.4 million in performance fees related to Clarion Partners, which were fully passed through as compensation expense, offset in part by lower fees earned on assets managed by legacy Permal and Brandywine.

Distribution and service fees decreased $10.6 million, or 5%, to $185.9 million, as compared to $196.5 million for the six months ended September 30, 2015, as a decrease of $14.1 million due to a decline in average mutual fund AUM subject to distribution and service fees, was offset in part by an increase of $4.0 million in advisement fees associated with our AUA.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2016	2015	$ Change	% Change
Compensation and benefits	$726.9	$597.5	$129.4	22%
Distribution and servicing	253.5	288.2	(34.7)	(12)
Communications and technology	104.0	98.5	5.5	6
Occupancy	63.7	51.7	12.0	23
Amortization of intangible assets	12.0	1.4	10.6	n/m
Other	87.2	86.9	0.3	—
Total Operating Expenses	$1,247.3	$1,124.2	$123.1	11%
n/m - not meaningful

Operating expenses for the six months ended September 30, 2016 and 2015, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period. The remaining operating expenses are comprised of corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the six months ended September 30 were as follows:

	Six Months Ended September 30,
	2016	2015	$ Change	% Change
Salaries and incentives	$496.8	$474.6	$22.2	5%
Benefits and payroll taxes (including deferred compensation)	130.3	125.4	4.9	4
Transition costs and severance	26.6	1.8	24.8	n/m
Management equity plan charge	15.2	—	15.2	n/m
Performance fee pass through	50.4	—	50.4	n/m
Gains (losses) on deferred compensation and seed capital investments	7.6	(4.3)	11.9	n/m
Compensation and benefits	$726.9	$597.5	$129.4	22%
n/m - not meaningful

Compensation and benefits increased 22% to $726.9 million for the six months ended September 30, 2016, as compared to $597.5 million for the six months ended September 30, 2015, as a result of the following:

•
Salaries and incentives increased $22.2 million, to $496.8 million, as compared to $474.6 million for the six months ended September 30, 2015, driven by a $17.3 million increase in net compensation at investment affiliates, primarily due to the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016, offset in part by the impact of a reduction in operating revenue at revenue share-based affiliates, which creates an offsetting decrease in compensation per the applicable revenue share arrangements.

•
Benefits and payroll taxes increased $4.9 million to $130.3 million, as compared to $125.4 million for the six months ended September 30, 2015, primarily due to the acquisition of Clarion Partners in April 2016.

•
Transition costs and severance increased $24.8 million, to $26.6 million, as compared to $1.8 million for the six months ended September 30, 2015, primarily due to transition-related costs of $21.8 million for the six months ended September 30, 2016, associated with the previously discussed restructuring of Permal for the combination with EnTrust.

•	Management equity plan charge is associated with the implementation of an affiliate management equity plan for the management team of Clarion Partners, as previously discussed.

•	Performance fee pass through represents Clarion Partners performance fees that are passed through to Clarion Partners employees as compensation expense.

Compensation as a percentage of operating revenues increased to 50.2% from 43.2%, primarily due to the impact of the acquisition of Clarion Partners in April 2016, including the impact of performance fees earned by Clarion Partners that are passed through fully as compensation expense, the impact of transition-related and severance costs related to the restructuring of Permal for the combination with EnTrust, and the impact of the charge associated with the implementation of the Clarion Partners management equity plan, offset by the impact of decreased revenues at certain revenue share-based affiliates that retain a relatively higher percentage of revenues as compensation.

Distribution and servicing expenses decreased 12% to $253.5 million, as compared to $288.2 million for the six months ended September 30, 2015, primarily related to the impact of lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased 6% to $104.0 million, as compared to $98.5 million for the six months ended September 30, 2015, primarily as a result of an increase in costs related to data management, market data, and software licenses, due in part to the addition of expenses related to Clarion Partners after its acquisition in April 2016 and EnTrust after its acquisition in May 2016.

Occupancy expense increased 23% to $63.7 million, as compared to $51.7 million for the six months ended September 30, 2015. The increase was primarily due to net real estate related charges of $14.2 million recognized in the current year period related to the restructuring of Permal for the combination with EnTrust, offset in part by a $2.7 million reduction to a previously existing lease reserve.

Amortization of intangible assets increased $10.6 million to $12.0 million, as compared to $1.4 million for the six months ended September 30, 2015, due to additional amortization expense related to the acquisitions of Clarion Partners in April 2016, EnTrust in May 2016, and RARE Infrastructure in October 2015.

Other expense remained relatively flat at $87.2 million, as compared to $86.9 million for the six months ended September 30, 2015. Increases in Other expense included a $15.5 million increase in professional fees, a $4.0 million increase in insurance costs, and a $3.9 million increase in travel and entertainment expenses, primarily due to costs incurred in connection with the acquisitions of Clarion Partners and EnTrust, as well as, an increase in gains on foreign exchange of $1.6 million. These increases were offset by $25.0 million of credits related to fair value adjustments to decrease the contingent consideration liabilities associated with the acquisitions of Martin Currie and RARE Infrastructure.

Non-Operating Income (Expense)
The components of Total Other Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2016	2015	$ Change	% Change
Interest income	$3.4	$2.5	$0.9	36%
Interest expense	(52.5)	(25.2)	(27.3)	n/m
Other income (expense), net	16.6	(22.4)	39.0	n/m
Other non-operating income (expense) of consolidated investment vehicles, net	8.4	(1.9)	10.3	n/m
Total Other Non-Operating Income (Expense)	$(24.1)	$(47.0)	$22.9	(49)%
n/m - not meaningful

Interest expense increased $27.3 million, to $52.5 million, as compared to $25.2 million for the six months ended September 30, 2015, primarily due to the issuance of $450 million of 2026 Notes and $250 million of 6.375% 2056 Notes in March 2016, and $500 million of 5.45% 2056 Notes in August 2016.

Other income (expense), net, improved $39.0 million, to income of $16.6 million, as compared to expense of $22.4 million for the six months ended September 30, 2015, primarily due to an $18.5 million increase due to net market gains on corporate investments, which are not offset by a corresponding increase in compensation expense, an $11.9 million increase due to net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding increase in compensation expense, and an $11.1 million increase related to a loss recognized during the six months ended September 30, 2015, on a foreign currency forward contract related to the October 2015 acquisition of RARE Infrastructure. These increases were offset in part by a $3.7 million loss recognized during the six months ended September 30, 2016, in connection with the termination of an interest rate swap contract.

Other non-operating income (expense) of consolidated investment vehicles, net, increased $10.3 million to income of $8.4 million, as compared to expense of $1.9 million for the six months ended September 30, 2015, primarily due to the consolidation of additional CIVs as of September 30, 2016, as a result of the adoption of updated consolidation accounting guidance, as well as an increase in net market gains on investments of certain CIVs. See Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information regarding the adoption of the updated guidance.

Income Tax Provision
The income tax provision was $45.2 million for the six months ended September 30, 2016, as compared to $52.7 million for the six months ended September 30, 2015. The effective tax rate was 25.5% for the six months ended September 30, 2016, as compared to an effective tax rate of 25.0% for the six months ended September 30, 2015. In September 2016, the U.K. Finance Act 2016 was enacted, which reduced the main U.K. corporate tax rate to be effective on April 1, 2020 from 18% to 17%. The impact of the tax rate reduction on certain existing deferred tax assets and liabilities resulted in a tax benefit of $4.1 million, and reduced the effective tax rate by 2.3 percentage points for the six months ended September 30, 2016. The effective tax rate for the six months ended September 30, 2016, was also impacted by a tax benefit of $2.2 million, which resulted from reserve adjustments related to the conclusion of certain tax examinations and reduced the effective tax rate by 1.2 percentage points. The effective tax rate for the six months ended September 30, 2015, was impacted by a tax benefit of $18.0 million, which resulted from an increase in the value of deferred tax assets, primarily due to changes in the New York City tax code, and reduced the effective tax rate by 8.4 percentage points, and a tax benefit of $7.0 million, which resulted from reserve adjustments related to the conclusion of certain tax examinations and reduced the effective tax rate by 3.3 percentage points.  Noncontrolling interests in EnTrustPermal, Clarion Partners and Royce are structured as partnerships that pass related tax attributes to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which caused the effective tax rate to be reduced by 4.4 percentage points for the six months ended September 30, 2016. In addition, CIVs and other consolidated sponsored investment products reduced the effective tax rate by 1.3 percentage points for the six months ended September 30, 2016, and increased the effective tax rate by 0.1 percentage points for the six months ended September 30, 2015.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the six months ended September 30, 2016, totaled $99.9 million, or $0.94 per diluted share, as compared to $158.9 million, or $1.42 per diluted share, in the six months ended September 30, 2015.  The decrease was primarily due to acquisition and transition-related costs of $70.0 million, or $0.45 per diluted share, incurred during the six months ended September 30, 2016, primarily in connection with the acquisitions of Clarion Partners and EnTrust Capital, and the subsequent EnTrustPermal combination. Operating margin was 13.9% for the six months ended September 30, 2016, as compared to 18.6% for the six months ended September 30, 2015, with the decrease primarily attributable to the acquisition and transition-related costs discussed above.

Quarter Ended September 30, 2016, Compared to Quarter Ended June 30, 2016
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2016, was $66.4 million, or $0.63 per diluted share, as compared to $33.5 million, or $0.31 per diluted share, in the three months ended June 30, 2016. As previously discussed, Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2016, included acquisition and transition-related costs of $13.2 million, or $0.09 per diluted share, and income tax benefits of $6.3 million, or $0.06 per diluted share, primarily related to a reduction in the U.K. corporate tax rate. Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2016, included acquisition and transition-related costs of $56.8 million, or $0.37 per diluted share, including a compensation charge related to the Clarion Partners management equity plan of $15.2 million.

Operating revenues increased to $748.4 million in the three months ended September 30, 2016, as compared to $700.2 million in the three months ended June 30, 2016. The increase in operating revenues was primarily due to a $24.5 million increase in performance fees, of which $21.2 million was related to Clarion Partners and was fully passed through as compensation expense, per the terms of the agreements, as previously discussed. A 6% increase in average long-term AUM, one additional day in the three months ended September 30, 2016, as compared to the three months ended June 30, 2016, and the addition of a full quarter of revenues related to Clarion Partners and EnTrust, also contributed to the increase.

Operating expenses decreased $5.9 million, to $620.7 million for the three months ended September 30, 2016, as compared to $626.6 million for the three months ended June 30, 2016, primarily due to a $43.6 million decrease in acquisition and transition-related costs, offset in part by a $21.2 million increase in compensation expense related to the pass through of performance fees to Clarion Partners, as previously discussed, and a $6.3 million increase in compensation expense due to the inclusion of a full quarter of expenses of Clarion Partners, acquired in April 2016, and EnTrust, acquired in May 2016. In addition, the three months ended September 30, 2016, included a credit of $7.0 million related to a fair value adjustment to decrease the Contingent consideration liability associated with the acquisition of RARE Infrastructure, while the three months ended June 30, 2016, included a similar $18.0 million credit to decrease the Contingent consideration liability associated with the acquisition of Martin Currie.

Other non-operating expense, net, decreased $1.7 million, to $11.2 million for the three months ended September 30, 2016, as compared to $12.9 million for the three months ended June 30, 2016, primarily due to an increase in net market gains on corporate investments of $3.1 million, which are not offset in compensation, and a $3.3 million increase due to net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding increase in compensation. In addition, Other non-operating income (expense) of CIVs increased $2.0 million. These increases were offset in part by a $3.4 million increase in interest expense, primarily due to the issuance of the 5.45% 2056 Notes in August 2016, and a $3.7 million loss recognized in the three months ended September 30, 2016, in connection with the termination of an interest rate swap contract.

Operating margin was 17.1% for the three months ended September 30, 2016, as compared to 10.5% for the three months ended June 30, 2016.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing a performance measure for "Operating Margin, as Adjusted" and a liquidity measure for "Adjusted EBITDA", each of which are based on methodologies other than generally accepted accounting principles (“non-GAAP”). Our management uses these measures as benchmarks in evaluating and comparing our period-to-period operating performance and liquidity.

Operating Margin, as Adjusted, for the three months ended September 30, 2016, June 30, 2016, and September 30, 2015, was 22.7%, 11.3%, and 24.0%, respectively. Operating Margin, as Adjusted, for the three months ended September 30, 2016, was reduced by 2.1 percentage points due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust. Operating Margin, as Adjusted, for the three months ended June 30, 2016, was reduced by 4.3 percentage points due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust, 3.1 percentage points due to acquisition-related costs incurred in connection with the Clarion Partners and EnTrust acquisitions, and 2.7 percentage points due to the charge associated with the implementation of the Clarion Partners management equity plan.

Operating Margin, as Adjusted, for the six months ended September 30, 2016 and 2015, was 17.1% and 23.3%, respectively. Operating Margin, as Adjusted, for the six months ended September 30, 2016, was reduced by 3.2 percentage points due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust, 1.6 percentage points due to acquisition-related costs incurred in connection with the Clarion Partners and EnTrust acquisitions, and 1.3 percentage points due to the charge associated with the implementation of the Clarion Partners management equity plan.

Adjusted EBITDA for the three months ended September 30, 2016, June 30, 2016, and September 30, 2015, was $143.0 million, $103.5 million, and $167.7 million, respectively. The $39.5 million increase for the three months ended September 30, 2016, as compared to the three months ended June 30, 2016, was primarily due to a reduction in acquisition and transition-related costs, an increase in operating revenues, primarily due to an increase in average AUM and one extra day in the September quarter, the inclusion of a full quarter of Clarion Partners and EnTrust earnings, and net realized gains and earnings on investments. The $24.7 million decrease for the three month period ended September 30, 2016, as compared to the three month period ended September 30, 2015, was primarily due to acquisition and transition-related costs incurred in connection with the acquisitions of Clarion and EnTrust, and the restructuring of Permal for the combination with EnTrust, and a reduction in net realized gains and earnings on investments, offset in part by incremental earnings from Clarion Partners and EnTrust.

Adjusted EBITDA for the six months ended September 30, 2016 and 2015, was $246.5 million and $340.4 million, respectively. The $93.9 million decrease was primarily due to acquisition and transition-related costs incurred in connection with the acquisitions of Clarion Partners and EnTrust, and the restructuring of Permal for the combination with EnTrust, and net realized losses on investments, offset in part by incremental earnings from Clarion Partners and EnTrust.

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing arrangements, amortization related to intangible assets, income of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, and less performance fees that are passed through as compensation expense or net income attributable to noncontrolling interests, which we refer to as "Operating Revenues, as Adjusted." The deferred compensation items are removed from Operating Income in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income Attributable to Legg Mason, Inc. We adjust for the impact of the amortization of management contract assets and the impact of fair value adjustments of contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Impairment charges and income of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted, in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. We also use Operating Revenues, as Adjusted, in the calculation to show the operating margin without performances fees which are passed through as compensation expense or net income attributable to noncontrolling interests per the terms of certain more recent acquisitions. Operating Revenues, as Adjusted, also include our advisory revenues we receive from consolidated investment vehicles that are eliminated in consolidation under GAAP.

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

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating Revenues, GAAP basis	$748,370	$700,165	$673,086	$1,448,535	$1,381,736
Plus (less):
Pass-through performance fees	(35,831)	(14,600)	—	(50,431)	—
Operating revenues eliminated upon consolidation of investment vehicles	14	12	82	26	167
Distribution and servicing expense excluding consolidated investment vehicles	(128,806)	(124,590)	(138,920)	(253,396)	(288,200)
Operating Revenues, as Adjusted	$583,747	$560,987	$534,248	$1,144,734	$1,093,703

Operating Income, GAAP basis	$127,633	$73,555	$133,030	$201,188	$257,573
Plus (less):
Gains (losses) on deferred compensation and seed investments, net	5,432	2,166	(5,499)	7,598	(4,289)
Amortization of intangible assets	6,271	5,703	670	11,974	1,327
Contingent consideration fair value adjustments	(7,000)	(18,000)	—	(25,000)	—
Operating income of consolidated investment vehicles, net	138	111	115	249	220
Operating Income, as Adjusted	$132,474	$63,535	$128,316	$196,009	$254,831

Operating Margin, GAAP basis	17.1%	10.5%	19.8%	13.9%	18.6%
Operating Margin, as Adjusted	22.7	11.3	24.0	17.1	23.3

Adjusted EBITDA
We define Adjusted EBITDA as cash provided by (used in) operating activities plus (minus) interest expense, net of accretion and amortization of debt discounts and premiums, current income tax expense (benefit), the net change in assets and liabilities, net (income) loss attributable to noncontrolling interests, net gains (losses) and earnings on investments, net gains (losses) on consolidated investment vehicles, and other. The net change in assets and liabilities adjustment aligns with the Consolidated Statements of Cash Flows. Adjusted EBITDA is not reduced by equity-based compensation expense, including management equity plan non-cash issuance-related charges. Most management equity plan units may be put to or called by us for cash payment, although their terms do not require this to occur.

We believe that this measure is useful to investors and us as it provides additional information with regard to our ability to meet working capital requirements, service our debt, and return capital to our shareholders. This measure is provided in addition to Cash provided by operating activities and may not be comparable to non-GAAP performance measures or liquidity measures of other companies, including their measures of EBITDA or Adjusted EBITDA. Further, this measure is not to be confused with Net Income, Cash provided by operating activities, or other measures of earnings or cash flows under GAAP, and are provided as a supplement to, and not in replacement of, GAAP measures.

We previously disclosed Adjusted EBITDA that conformed to calculations required by our debt covenants, which adjusted for certain items that required cash settlement that are not part of the current definition.

The calculation of Adjusted EBITDA, is as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cash provided by (used in) operating activities, GAAP	$303,829	$(165,970)	$149,038	$137,859	$151,708
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	26,487	23,906	13,032	50,393	24,805
Current tax expense (benefit)	15,689	(783)	4,262	14,906	5,988
Net change in assets and liabilities	(190,181)	260,996	(10,162)	70,815	136,298
Net (income) loss attributable to noncontrolling interests	(20,091)	(11,888)	1,400	(31,979)	1,009
Net gains (losses) and earnings on investments	1,103	(4,494)	12,019	(3,391)	22,336
Net gains (losses) on consolidated investment vehicles	5,206	3,228	(2,303)	8,434	(1,896)
Other	948	(1,447)	367	(499)	175
Adjusted EBITDA	$142,990	$103,548	$167,653	$246,538	$340,423

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

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. We have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the consolidated sponsored investment products beyond our investments in and investment advisory fees generated from these products, which are eliminated in consolidation. Additionally, creditors of the consolidated sponsored investment products have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At September 30, 2016, cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.6 billion, $8.3 billion, $2.2 billion and $4.1 billion, respectively. Total assets include amounts related to CIVs and other sponsored investment products of $0.1 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows for the six months ended September 30 (in millions):

	2016	2015
Cash flows provided by operating activities	$137.9	$151.7
Cash flows provided by (used in) investing activities	(1,025.7)	8.0
Cash flows provided by (used in) financing activities	129.4	(202.8)
Effect of exchange rate changes	0.2	(7.6)
Net change in cash and cash equivalents	(758.2)	(50.7)
Cash and cash equivalents, beginning of period	1,329.1	669.6
Cash and cash equivalents, end of period	$570.9	$618.9

Cash inflows provided by operating activities during the six months ended September 30, 2016, were $137.9 million, primarily related to Net Income, adjusted for non-cash items, net activity related to CIVs and net sales of trading and other investments, offset in part by annual payments for accrued and deferred compensation. Cash inflows provided by operating activities during the six months ended September 30, 2015, were $151.7 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net annual payments for accrued and deferred compensation.

Cash outflows used in investing activities during the six months ended September 30, 2016, were $1.0 billion, primarily related to payments associated with the acquisitions of Clarion Partners and EnTrust. Cash inflows provided by investing activities during the six months ended September 30, 2015, were $8.0 million, related to the change in restricted cash and the proceeds from the sale and maturities of investments, substantially offset by payments made for fixed assets of $19.9 million.

Cash inflows provided by financing activities during the six months ended September 30, 2016, were $129.4 million, primarily related to $500 million of proceeds from the issuance of the 5.45% 2056 Notes in August 2016, offset in part by the repurchase of 6.2 million shares of our common stock for $201.7 million, net redemptions and distributions of $52.5 million related to noncontrolling interests, dividends paid of $44.1 million and the repayment of $40 million outstanding on our revolving credit facility. Cash outflows used in financing activities during the six months ended September 30, 2015, were $202.8 million, primarily related to the repurchase of 3.2 million shares of our common stock for $158.0 million, dividends paid of $40.4 million, and the payment of $22.8 million of contingent consideration related to the Fauchier acquisition, offset in part by subscriptions received from noncontrolling interests of $33.1 million.

In May 2016, we borrowed an additional $460 million under our revolving credit facility with a then existing balance of $40 million to partially finance the acquisition of EnTrust and to replenish cash used to complete the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015. In August 2016, we issued $500 million aggregate principal amount of 5.45% Junior Subordinated Notes due 2056, the net proceeds of which, together with cash on hand, were used to repay the total $500 million of then outstanding borrowings under our revolving credit facility. As of September 30, 2016, there were no borrowings outstanding under our revolving credit facility.

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

Acquisitions
As of September 30, 2016, we had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining aggregate contingent consideration and the Contingent consideration liability for each of our acquisitions. Additional details regarding contingent consideration for each significant recent acquisition are discussed below.

	RARE Infrastructure	Martin Currie	QS Investors	Fauchier	Other(2)	Total
Maximum Remaining Contingent Consideration(1)	$81.2	$421.8	$23.4	$26.0	$5.5	$557.9
Contingent consideration liability
Current Contingent consideration	$3.7	$5.6	$—	$—	$2.0	$11.3
Non-current Contingent consideration	16.8	14.2	7.3	—	2.5	40.8
Balance as of September 30, 2016	$20.5	$19.8	$7.3	$—	$4.5	$52.1

(1)	Using the applicable exchange rate as of September 30, 2016 for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to the acquisitions of Financial Guard and PK Investments.

On August 17, 2016, we acquired a majority interest in Financial Guard. The acquisition closing required a cash payment, which was funded with existing cash resources. Contingent consideration of up to $3 million, which is currently estimated at $2 million, may be due one year after the closing date. The amount of any ultimate contingent payment will be based on certain metrics. We also committed to contribute up to $5 million of additional capital to Financial Guard, to be paid over the two year period following the acquisition.

On May 2, 2016, we closed the transaction to combine Permal and EnTrust, to create EnTrustPermal, of which we own 65%. The transaction required a cash payment of $400 million, which was funded with borrowings under our revolving credit facility, as well as a portion of the proceeds of the 2026 Notes and the 2056 Notes that were issued in March 2016. In connection with the combination, we expect to incur restructuring and transition-related costs of approximately $92 million to $95 million, of which approximately 15% are non-cash charges. As of September 30, 2016, approximately $80 million of these charges have been incurred, and approximately $46 million have been paid. The significant portion of the remaining costs will be paid in the six months ending March 31, 2017. Noncontrolling interests of 35% of the outstanding equity are subject to put and call provisions that may result in future cash outlays.

On April 13, 2016, we acquired a majority interest in Clarion Partners. The acquisition required a cash payment of approximately $632 million (including a payment for cash delivered of $37 million and co-investments of $16 million), which was funded with a portion of the proceeds from the issuance of the 2026 Notes and the 2056 Notes in March 2016. We also implemented an affiliate management equity plan for the management team of Clarion Partners, as further discussed below. In conjunction with the acquisition, we committed to provide $100 million of seed capital to Clarion Partners products, after the second anniversary of the transaction closing. Noncontrolling interests of 18% of the outstanding equity are subject to put and call provisions that may result in future cash outlays.

On December 31, 2015, Martin Currie acquired certain assets of PK Investments. The transaction was comprised of an initial cash payment of approximately $5 million and a contingent payment, due on December 31, 2017, which is currently estimated at approximately $3 million. The amount of any ultimate contingent payment will be based on certain financial metrics. The initial cash payment was funded with existing cash resources.

On October 21, 2015, we acquired a majority interest in RARE Infrastructure. The acquisition required an initial cash payment of approximately $214 million (using the foreign exchange rate as of October 21, 2015 for the 296 million Australian dollar payment), which was funded with $40 million of net borrowings under our previous revolving credit facility, as well as existing cash resources. Contingent consideration may be due March 31, 2017 and March 31, 2018, aggregating up to approximately $81 million (using the foreign exchange rate as of September 30, 2016 for the maximum 106 million Australia dollar amount per the contract), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. Noncontrolling interests of 25% of the outstanding equity are subject to put and call provisions that may result in future cash outlays.

The ultimate timing of noncontrolling interest settlements are too uncertain to project with any accuracy.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. Contingent consideration payments may be due on the March 31 following the second and third anniversaries of closing, aggregating up to approximately $422 million (using the foreign exchange rate as of September 30, 2016 for the maximum £325 million contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2017 and 2018. No contingent consideration was due as of March 31, 2016, for the first anniversary payment. Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. In addition, the Pensions Regulator in the U.K ("the Regulator") is reviewing the pension plan’s current structure and funding status. While the review is still in process, the Regulator has expressed certain concerns that plan transactions effected around the acquisition closing were detrimental to the plan. While Martin Currie and the trustees of the pension plan dispute the Regulator's concerns, the review will likely result in certain changes to the plan structure, and could result in additional guarantees or accelerated funding of the plan's benefit obligations.

Effective May 31, 2014, we completed the acquisition of QS Investors. In August 2016, we paid $6.6 million for the second anniversary contingent consideration, which was funded from existing cash resources. In addition, contingent consideration of up to $20 million for the fourth anniversary payment, and up to $3.4 million for a potential catch-up adjustment for the second anniversary payment shortfall, may be due in July 2018, dependent on the achievement of certain net revenue targets.

On March 13, 2013, we completed the acquisition of all of the outstanding share capital of Fauchier. In May 2015, we paid contingent consideration of $22.8 million (using the exchange rate as of May 5, 2015 for the maximum £15 million payment amount) for the second anniversary payment. Contingent consideration of up to approximately $26 million (using the exchange rate as of September 30, 2016, for the £20 million maximum contractual amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs. As of September 30, 2016, no additional contingent consideration is expected to be paid.

See Notes 3 and 9 of Notes to Consolidated Financial Statements for additional information regarding the acquisitions of Financial Guard, EnTrust, Clarion Partners, RARE Infrastructure, Martin Currie, QS Investors and Fauchier.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with Royce. Under this management equity plan, noncontrolling interests equivalent to 16.9% in the Royce entity were issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. In June 2013, we implemented an affiliate management equity plan that entitled key employees of Permal to participate in 15% of the future growth of the enterprise value (subject to appropriate discounts), if any. In April 2016, in conjunction with the combination of Permal with EnTrust, the Permal management equity plan was liquidated with the payment of $7.2 million to its participants. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Future Outlook
As of September 30, 2016, we had approximately $295 million in cash and cash equivalents in excess of our working capital requirements. We currently project that our cash flows from operating activities will be sufficient to fund our present and foreseeable, near-term liquidity needs. As previously discussed, we intend to utilize up to $90 million of cash generated from future operations to purchase shares of our common stock on a quarterly basis, subject to market conditions and other cash needs. We have approximately $1 billion of available borrowing capacity under our revolving credit facility, which expires in December 2020, and can be increased by another $500 million with the approval of the lenders. We do not currently expect to raise incremental debt or equity financing over the next 12 months. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts under our revolving credit facility, such as an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing future share repurchases, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

Our liquid assets include cash, cash equivalents, and certain current investment securities. At September 30, 2016, our total liquid assets of approximately $864 million included $299 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries are not significant. In order to increase our cash available in the U.S. for general corporate purposes, we plan to utilize up to $256 million of foreign cash over the next several years, of which $8 million is accumulated foreign earnings. Any additional tax provision associated with these repatriations was previously recognized. No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, we will provide for and pay any applicable additional U.S. taxes in connection with repatriation of offshore earnings.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

Other
As of September 30, 2016, less than 1% of total assets (5% of financial assets at fair value) and 1% of total liabilities (90% of financial liabilities measured at fair value) meet the definition of Level 3. Excluding the assets and liabilities of CIVs, less than 1% of total assets (5% of financial assets measured at fair value) and 1% of total liabilities (90% of financial liabilities measured at fair value) meet the definition of Level 3.

On October 25, 2016, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.22 per share, payable on January 9, 2017.

Contractual and Contingent Obligations
We have contractual obligations to make future payments, principally in connection with our long-term debt, non-cancelable lease agreements, acquisition agreements and service agreements. See Notes 7 and 9 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs and other consolidated sponsored investment products, as we are not responsible or liable for these obligations:

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$—	$—	$—	$250.0	$—	$2,000.0	$2,250.0
Interest on long-term borrowings and credit facility commitment fees	59.8	113.9	113.9	110.6	106.7	2,378.2	2,883.1
Minimum rental and service commitments	76.0	128.1	101.5	90.8	83.9	265.2	745.5
Total Contractual Obligations	135.8	242.0	215.4	451.4	190.6	4,643.4	5,878.6
Contingent Obligations
Payments related to business acquisitions:(1)
Martin Currie	421.8	—	—	—	—	—	421.8
RARE Infrastructure	23.7	57.5	—	—	—	—	81.2
Other	26.0	5.5	23.4	—	—	—	54.9
Total payments related to business acquisitions	471.5	63.0	23.4	—	—	—	557.9
Total Obligations(2)(3)(4)(5)	$607.3	$305.0	$238.8	$451.4	$190.6	$4,643.4	$6,436.5

(1)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of September 30, 2016, for amounts denominated in currencies other than the U.S. dollar. The related contingent consideration liabilities had an aggregate fair value of $52.1 million as of September 30, 2016, net of certain potential pension and other obligations related to Martin Currie. See Notes 3 and 9 of Notes to Consolidated Financial Statements.

(2)
The table above does not include approximately $36.4 million in capital commitments to investment partnerships in which we are a limited partner, which will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2026; $100 million of co-investment commitment associated with the Clarion Partners acquisition, which will be funded after the second anniversary of the transaction closing; or up to $5 million of additional capital commitment associated with the Financial Guard acquisition, which will be funded over the two year period following the acquisition closing.

(3)
The table above does not include amounts for uncertain tax positions of $48.4 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(4)
The table above does not include redeemable noncontrolling interests, primarily related to minority equity interests in our affiliates of $616.0 million and noncontrolling interests of CIVs of $60.2 million as of September 30, 2016, because the timing and amount of any related cash outflows cannot be reliably estimated.

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

Consolidation
In the normal course of our business, we sponsor and manage various types of investment products. For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make, and any earned but uncollected management fees. Uncollected management fees from managed investment products were not material as of September 30, 2016, we have not issued any investment performance guarantees to these investment products or their investors, and we did not sell or transfer investment assets to any of these investment products. In accordance with financial accounting standards, we consolidate certain sponsored investment products, some of which are designated as CIVs.

Certain of the investment products we sponsor and manage are considered to be variable interest entities ("VIEs") (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Sponsored investment products that are considered VREs are consolidated if we have a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). We may fund the initial cash investment in certain VRE investment products to generate an investment performance track record in order to attract third-party investors in the product. Our initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as we maintain a controlling financial interest in the product, but they are not designated as CIVs unless the investment is longer-term.

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

Prior Consolidation Accounting Guidance
Under prior accounting guidance, for most sponsored investment fund VIEs deemed to be investment companies, including money market funds, our determination of expected residual returns excluded gross fees paid to a decision maker if certain criteria relating to the fees were met. In determining whether we were the primary beneficiary of a VIE, we considered both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties (including how fees were earned and paid to us), related party ownership, guarantees, and implied relationships.

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

As of September 30, 2016, equity, fixed income, alternative and liquidity AUM values aggregated $168.4 billion, $396.9 billion, $72.0 billion and $95.6 billion, respectively. As the majority of our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying the value of our AUM. Economic events and financial market turmoil have increased market price volatility; however, as further discussed below, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of September 30, 2016, less than 5% of total AUM is valued based on unobservable inputs, the majority of which is related to our real estate funds discussed below.

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

Where market prices are not readily available, or are determined not to reflect fair value, value may be determined in accordance with established valuation procedures based on, among other things, unobservable inputs. The most significant portion of our AUM for which the fair value is determined based on unobservable inputs are certain of our real estate funds. The values of real estate investments are prepared giving consideration to the income, cost and sales comparison approaches of estimating property value. The income approach estimates an income stream for a property and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The discount rate and the exit capitalization rate are significant inputs to these valuations. These rates are based on the location, type and nature of each property, and current and anticipated market conditions. The cost approach estimates the replacement cost of the building less physical depreciation plus the land value. The sales comparison approach compares recent transactions to the appraised property. Adjustments are made for dissimilarities which typically provide a range of value. Many factors are also considered in the determination of fair value including, but not limited to, the operating cash flows and financial performance of the properties, property types and geographic locations, the physical condition of the asset, prevailing market capitalization rates, prevailing market discount rates, general economic conditions, economic conditions specific to the market in which the assets are located, and any specific rights or terms associated with the investment. Because of the inherent uncertainties of valuation, the values may materially differ from the values that would be determined by negotiations held between parties in a sale transaction.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the six months ended September 30, 2016, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 4.        Controls and Procedures

As of September 30, 2016, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  Other than for aspects of the EnTrust and Clarion Partners businesses acquired in May 2016 and April 2016, respectively, there have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
During the six months ended September 30, 2016, there were no material changes to the information contained in Part I, Item 1A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2016.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended September 30, 2016:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
July 1, 2016 through July 31, 2016	678,100	$31.27	678,033	$671,169,096
August 1, 2016 through August 31, 2016	1,109,610	33.95	1,105,499	633,642,343
September 1, 2016 through September 30, 2016	912,821	34.20	912,821	602,423,230
Total	2,700,531	$33.36	2,696,353

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.

(3)
On January 30, 2015, we announced that our Board of Directors approved a share repurchase authorization for up to $1 billion for additional repurchases of common stock. There is no expiration attached to this share repurchase authorization.

Item 6.        Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
4.1
Second Supplemental Indenture, dated as of August 8, 2016, between Legg Mason, Inc., as Issuer, and The Bank New York Mellon, as Trustee  (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on August 8, 2016)

4.2	Form of 5.45% Junior Subordinated Note due 2056 (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on August 8, 2016)
10
Second Amendment, dated as of September 7, 2016, to the Credit Agreement, dated as of December 29, 2015 (as amended by the First Amendment to the Credit Agreement, dated as of March 31, 2016), by and among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative  Agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on September 7, 2016)

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2016, filed on November 1, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	November 1, 2016	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	November 1, 2016	/s/ Peter H. Nachtwey
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
4.1
Second Supplemental Indenture, dated as of August 8, 2016, between Legg Mason, Inc., as Issuer, and The Bank New York Mellon, as Trustee  (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on August 8, 2016)

4.2	Form of 5.45% Junior Subordinated Note due 2056 (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on August 8, 2016)
10
Second Amendment, dated as of September 7, 2016, to the Credit Agreement, dated as of December 29, 2015 (as amended by the First Amendment to the Credit Agreement, dated as of March 31, 2016), by and among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative  Agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on September 7, 2016)

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2016, filed on November 1, 2016 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail