Form 10-Q
period 2016-12-31
LEGG MASON, INC.
filed 2017-02-07
CIK 704051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
97,446,938 shares of common stock as of the close of business on February 2, 2017.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$689,506	$1,329,126
Cash and cash equivalents of consolidated investment vehicles	1,704	297
Restricted cash	14,049	19,580
Receivables:
Investment advisory and related fees	421,371	334,922
Other	45,508	74,694
Investment securities	437,015	515,335
Investment securities of consolidated investment vehicles	79,383	48,715
Other	79,490	55,405
Other current assets of consolidated investment vehicles	—	6,970
Total Current Assets	1,768,026	2,385,044
Fixed assets, net	160,831	163,305
Intangible assets, net	4,028,810	3,146,485
Goodwill	1,927,452	1,479,516
Deferred income taxes	209,293	206,797
Other	155,462	139,215
Other assets of consolidated investment vehicles	9,998	84
TOTAL ASSETS	$8,259,872	$7,520,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$464,745	$430,736
Accounts payable and accrued expenses	194,865	201,572
Short-term borrowings	—	40,000
Contingent consideration	2,494	26,396
Other	83,206	138,301
Other current liabilities of consolidated investment vehicles	2,059	4,548
Total Current Liabilities	747,369	841,553
Deferred compensation	87,531	65,897
Deferred income taxes	321,815	260,386
Contingent consideration	32,990	58,189
Other	150,620	141,886
Long-term debt	2,221,882	1,740,985
TOTAL LIABILITIES	3,562,207	3,108,896
Commitments and Contingencies (Note 9)
REDEEMABLE NONCONTROLLING INTERESTS	696,800	175,785
STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 98,086,205 shares for December 2016 and 107,011,664 shares for March 2016	9,809	10,701
Additional paid-in capital	2,462,889	2,693,113
Employee stock trust	(24,986)	(26,263)
Deferred compensation employee stock trust	24,986	26,263
Retained earnings	1,641,068	1,576,242
Accumulated other comprehensive loss, net	(136,280)	(66,493)
Total stockholders' equity attributable to Legg Mason, Inc.	3,977,486	4,213,563
Nonredeemable noncontrolling interest	23,379	22,202
TOTAL STOCKHOLDERS' EQUITY	4,000,865	4,235,765
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,259,872	$7,520,446
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$231,922	$208,501	$692,103	$621,760
Funds	368,962	345,501	1,109,504	1,089,717
Performance fees	22,913	9,175	82,342	35,730
Distribution and service fees	90,195	95,919	276,122	292,381
Other	1,249	461	3,705	1,705
Total Operating Revenues	715,241	659,557	2,163,776	2,041,293
OPERATING EXPENSES
Compensation and benefits	327,862	282,770	1,054,817	880,255
Distribution and servicing	123,191	132,860	376,722	421,078
Communications and technology	52,630	48,509	156,643	147,031
Occupancy	23,537	35,750	87,237	87,453
Amortization of intangible assets	7,277	1,580	19,251	2,907
Impairment charges	35,000	371,000	35,000	371,000
Other	34,578	27,733	121,752	114,641
Total Operating Expenses	604,075	900,202	1,851,422	2,024,365
OPERATING INCOME (LOSS)	111,166	(240,645)	312,354	16,928
NON-OPERATING INCOME (EXPENSE)
Interest income	1,713	1,377	5,106	3,923
Interest expense	(29,495)	(8,003)	(81,985)	(33,232)
Other income (expense), net	6,126	6,520	22,686	(15,879)
Non-operating income (expense) of consolidated investment vehicles, net	1,458	(1,510)	9,892	(3,406)
Total Non-Operating Income (Expense)	(20,198)	(1,616)	(44,301)	(48,594)
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	90,968	(242,261)	268,053	(31,666)
Income tax provision (benefit)	26,441	(103,651)	71,654	(50,914)
NET INCOME (LOSS)	64,527	(138,610)	196,399	19,248
Less: Net income (loss) attributable to noncontrolling interests	13,088	16	45,067	(993)
NET INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$51,439	$(138,626)	$151,332	$20,241

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$0.50	$(1.31)	$1.44	$0.17
Diluted	0.50	(1.31)	1.43	0.17

DIVIDENDS DECLARED PER SHARE	$0.22	$0.20	$0.66	$0.60
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
NET INCOME (LOSS)	$64,527	$(138,610)	$196,399	$19,248
Other comprehensive income (loss):
Foreign currency translation adjustment	(43,666)	(5,169)	(55,797)	(21,681)
Reclassification of cumulative foreign currency translation on Legg Mason Poland sale	2,493	—	2,493	—
Unrealized losses on interest rate swap:
Unrealized losses on interest rate swap, net of tax benefit of $1,708	—	—	(2,718)	—
Reclassification adjustment for losses included in net income, net of tax benefit of $1,708	—	—	2,718	—
Net unrealized losses on interest rate swap	—	—	—	—
Net actuarial gains (losses) on defined benefit pension plan	3,568	1,324	(16,483)	4,314
Total other comprehensive loss	(37,605)	(3,845)	(69,787)	(17,367)
COMPREHENSIVE INCOME (LOSS)	26,922	(142,455)	126,612	1,881
Less: Comprehensive income (loss) attributable to noncontrolling interests	17,123	16	49,161	(993)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$9,799	$(142,471)	$77,451	$2,874
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2016	2015
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$10,701	$11,147
Stock options exercised	14	26
Deferred compensation employee stock trust	1	2
Stock-based compensation	41	13
Employee tax withholdings by settlement of net share transactions	(36)	(41)
Shares repurchased and retired	(912)	(377)
Ending balance	9,809	10,770
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,693,113	2,844,441
Stock options exercised	3,906	8,091
Deferred compensation employee stock trust	385	377
Stock-based compensation	60,567	52,584
Performance-based restricted share units related to the acquisition of Clarion Partners	11,121	—
Additional tax benefit on Equity Unit exchange in fiscal 2010	—	9,173
Employee tax withholdings by settlement of net share transactions	(11,809)	(21,495)
Shares repurchased and retired	(290,762)	(182,601)
Redeemable noncontrolling interest reclassification for affiliate management equity plans	(3,632)	(1,816)
Ending balance	2,462,889	2,708,754
EMPLOYEE STOCK TRUST
Beginning balance	(26,263)	(29,570)
Shares issued to plans	(386)	(379)
Distributions and forfeitures	1,663	2,628
Ending balance	(24,986)	(27,321)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	26,263	29,570
Shares issued to plans	386	379
Distributions and forfeitures	(1,663)	(2,628)
Ending balance	24,986	27,321
RETAINED EARNINGS
Beginning balance	1,576,242	1,690,055
Net Income Attributable to Legg Mason, Inc.	151,332	20,241
Dividends declared	(68,377)	(65,781)
Reclassifications to noncontrolling interest for:
EnTrustPermal combination	(15,500)	—
Net increase in estimated redemption value of affiliate management equity plans	(2,629)	(673)
Ending balance	1,641,068	1,643,842
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(66,493)	(60,742)
Net actuarial gains (losses) on defined benefit pension plan	(16,483)	4,314
Foreign currency translation adjustment	(55,797)	(21,681)
Reclassification of cumulative foreign currency translation on Legg Mason Poland	2,493	—
Ending balance	(136,280)	(78,109)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,977,486	4,285,257
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	22,202	—
Net income attributable to noncontrolling interests	5,732	—
Distributions	(4,555)	—
Ending balance	23,379	—
TOTAL STOCKHOLDERS’ EQUITY	$4,000,865	$4,285,257
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$196,399	$19,248
Adjustments to reconcile Net Income to net cash provided by operations:
Impairments of intangible assets	35,000	371,000
Depreciation and amortization	60,639	44,755
Accretion and amortization of securities discounts and premiums, net	3,058	2,149
Stock-based compensation, including $15,200 related to the Clarion Partners affiliate management equity plan in April 2016	71,922	54,576
Net unrealized (gains) losses on investments	(25,633)	35,002
Net (gains) losses and earnings on investments	959	(14,725)
Net (gains) losses of consolidated investment vehicles	(9,892)	3,406
Deferred income taxes	59,729	(56,231)
Contingent consideration fair value adjustments	(39,500)	(26,375)
Other	585	1,130
Decrease (increase) in assets:
Investment advisory and related fees receivable	(18,456)	34,892
Net sales (purchases) of trading and other investments	61,935	(63,015)
Other receivables	(5,768)	(6,229)
Other assets	(13,070)	(504)
Other assets of consolidated investment vehicles	17,530	(6,054)
Increase (decrease) in liabilities:
Accrued compensation	12,068	(48,607)
Deferred compensation	21,530	12,935
Accounts payable and accrued expenses	(4,689)	(18,770)
Other liabilities	(74,896)	(29,842)
Other liabilities of consolidated investment vehicles	(2,489)	(2,349)
CASH PROVIDED BY OPERATING ACTIVITIES	$346,961	$306,392

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(27,489)	$(29,912)
Business acquisitions, net of cash acquired of $33,547 and $9,667, respectively	(1,009,928)	(209,053)
Proceeds from sale of businesses	12,081	—
Change in restricted cash	4,849	23,734
Proceeds from sales and maturities of investments	5,541	8,512
CASH USED IN INVESTING ACTIVITIES	(1,014,946)	(206,719)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(40,000)	40,000
Payment of contingent consideration	(6,587)	(22,765)
Proceeds from issuance of long-term debt	500,000	—
Debt issuance costs	(17,639)	(2,664)
Issuances of common stock for stock-based compensation	4,306	8,496
Employee tax withholdings by settlement of net share transactions	(11,845)	(21,536)
Repurchases of common stock	(291,674)	(182,978)
Dividends paid	(66,178)	(62,282)
Net subscriptions/(redemptions) and distributions attributable to noncontrolling interests	(41,661)	49,880
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	28,722	(193,849)
EFFECT OF EXCHANGE RATES ON CASH	(357)	(11,904)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(639,620)	(106,080)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,329,126	669,552
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$689,506	$563,472
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Income taxes, net of refunds of $(1,085) and $(2,541), respectively	$14,436	$23,644
Interest	59,601	25,015
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
December 31, 2016
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

2. Significant Accounting Policies

Consolidation
In the normal course of its business, Legg Mason sponsors and manages various types of investment products. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make, and any earned but uncollected management fees. Legg Mason did not sell or transfer investment assets to any of these investment products. In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated and reported as consolidated investment vehicles (“CIVs”). The consolidation of sponsored investment products, including those designated as CIVs, has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results. The change in the value of all consolidated sponsored investment products is recorded in Non-Operating Income (Expense) and reflected in Net income (loss) attributable to noncontrolling interests.

Certain of the investment products Legg Mason sponsors and manages are considered to be variable interest entities ("VIEs") (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Sponsored investment products that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). Legg Mason may fund the initial cash investment in certain VRE investment products to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. As of December 31, 2016, March 31, 2016, and December 31, 2015, no consolidated VREs were designated as CIVs.

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

The adoption of this accounting guidance as of April 1, 2016, resulted in certain sponsored investment products that reside in foreign mutual fund trusts that were previously accounted for as VREs to be evaluated as VIEs, and the consolidation of nine funds, which were also designated as CIVs. Under the updated accounting guidance, Legg Mason also concluded it was the primary beneficiary of one EnTrust Capital ("EnTrust") sponsored investment fund VIE, which was consolidated and designated a CIV upon the merger of EnTrust and The Permal Group, Ltd. ("Permal"). The adoption also resulted in the deconsolidation of 13 of 14 previously consolidated employee-owned funds, as Legg Mason no longer has a variable interest in those 13 funds.

As of December 31, 2016, Legg Mason no longer held a significant financial interest in six of the above foreign mutual funds, and therefore concluded it was no longer the primary beneficiary. As a result, these six funds were not consolidated as of December 31, 2016. In addition, during the quarter ended December 31, 2016, Legg Mason concluded that it was the primary beneficiary of one additional foreign mutual fund, which was consolidated and designated as a CIV.

Legg Mason also concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated as a CIV) as of December 31, 2016. This sponsored investment fund was also consolidated under prior accounting guidance, as further discussed below.

The impact of the adoption of the updated accounting guidance on the Consolidated Balance Sheet as of December 31, 2016 was the addition of $16,025 of assets, $2,680 of liabilities, and $18,818 of redeemable noncontrolling interests from CIVs.

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

For other sponsored investment funds that did not meet the investment company criteria, Legg Mason determined it was the primary beneficiary of a VIE if it had both the power to direct the activities of the VIE that most significantly impacted the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that could have been significant to the VIE.

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, that was consolidated as of March 31, 2016, and December 31, 2015, despite significant third-party investments in this product. Also, as of both March 31, 2016, and December 31, 2015, Legg Mason concluded it was the primary beneficiary of 14 employee-owned funds it sponsored which were consolidated and designated as CIVs. As discussed above, effective April 1, 2016, under new accounting guidance, all but one of those employee-owned funds no longer qualified as VIEs, and 13 of those employee-owned funds were therefore deconsolidated.

As of December 31, 2015, Legg Mason had a variable interest in three collateralized loan obligations ("CLOs"). Legg Mason concluded it was not the primary beneficiary of these CLOs, which were not consolidated, as it held no equity interest in these investment products and the level of fees they were expected to pay to Legg Mason was insignificant. Under the new guidance, effective April 1, 2016, these CLOs no longer qualify as VIEs in which Legg Mason might be a primary beneficiary.

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

Noncontrolling Interests
Noncontrolling interests include affiliate minority interests, third-party investor equity in consolidated sponsored investment products, and vested affiliate management equity plan interests. For CIVs and other consolidated sponsored investment products with third-party investors, the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. Also included in redeemable noncontrolling interests are vested affiliate management equity plan and affiliate minority interests for which the holder may, at some point, request settlement of their interests. Redeemable noncontrolling interests are reported in the Consolidated Balance Sheets at their estimated settlement values. Changes in the expected settlement values are recognized over the settlement period as adjustments to retained earnings. Nonredeemable noncontrolling interests include vested affiliate management equity plan interests that do not permit the holder to request settlement of their interests. Nonredeemable noncontrolling interests are reported in the Consolidated Balance Sheets at their issuance value, together with undistributed net income allocated to noncontrolling interests.

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

Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income (Loss) includes the share of net income of the respective subsidiary allocated to the minority interest holders.

See Note 11 for additional information regarding noncontrolling interests.

Accumulated Other Comprehensive Loss, Net
There were no significant amounts reclassified from Accumulated other comprehensive loss, net, to the Consolidated Statements of Income (Loss) for the three and nine months ended December 31, 2016 or 2015, except for $2,493 of cumulative foreign currency translation related to the sale of Legg Mason Poland for the three and nine months ended December 31, 2016, and $4,426 realized on the settlement and termination of an interest rate swap for the nine months ended December 31, 2016, as further described in Note 7.

Income Tax Provision
Noncontrolling interests in EnTrustPermal Group Holdings, LLC ("EnTrustPermal"), Clarion Partners, and Royce & Associates ("Royce") are structured as partnerships that pass related tax attributes to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which caused the effective tax rate to be reduced by 6.2 percentage points and 2.2 percentage points for the three and nine months ended December 31, 2016, respectively.

During the three months ended December 31, 2016, an increase in the valuation allowance related to certain state net operating loss carryforwards and foreign tax credits resulted in additional tax expense of $4,755, and increased the effective tax rate by 5.2 percentage points and 1.8 percentage points for the three and nine months ended December 31, 2016, respectively. This expense was offset in part by an income tax benefit of $2,865 recognized during the three months ended December 31, 2016, for provision to return adjustments recognized in connection with the filing of fiscal year 2016 tax returns, which reduced the effective tax rate by 3.1 percentage points and 1.1 percentage points for the three and nine months ended December 31, 2016, respectively.

In September 2016, the U.K. Finance Act 2016 was enacted, which reduced the main U.K. corporate tax rate effective on April 1, 2020 from 18% to 17%. The reduction in the U.K. corporate tax rate resulted in a tax benefit of $4,055, recognized in the three months ended September 30, 2016, as a result of the revaluation of certain existing deferred tax assets and liabilities at the new rate, which reduced the effective tax rate by 1.5 percentage points for the nine months ended December 31, 2016. During the three months ended September 30, 2016, Legg Mason also recognized income tax benefits of $2,200 as a result of reserve adjustments related to the conclusion of certain tax examinations, which reduced the effective tax rate by 0.8 percentage points for the nine months ended December 31, 2016.

During the three months ended December 31, 2015, Legg Mason recognized a cumulative income tax benefit of $55,842, primarily related to annualized tax benefits attributable to prior quarters due to $371,000 of non-cash impairment charges recognized in the December 2015 quarter in a lower tax rate jurisdiction. See Note 6 for additional information regarding the impairment charges. In November 2015, the U.K. Finance Bill 2015 was enacted, which reduced the main U.K. corporate tax rate from 20% to 19% effective April 1, 2017, and to 18% effective April 1, 2020. The reduction in the U.K. corporate tax rate resulted in a tax benefit of $8,361, recognized in the three months ended December 31, 2015, as a result of the revaluation of certain existing deferred tax assets and liabilities at the new rates. Also, in the three months ended December 31, 2015, Legg Mason recognized income tax benefits of $7,216 which resulted from reserve adjustments related to the effective settlement of tax positions in certain tax examinations. These benefits were offset in part by an increase in valuation allowances of $8,479 related to foreign tax credits, charitable contributions and certain state net operating loss carryforwards.
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

Recent Accounting Developments
In January 2017, the Financial Accounting Standards Board ("FASB") updated the guidance to simplify the test for goodwill impairment. The updated guidance still requires entities to perform annual goodwill impairment tests by comparing the fair value of a reporting unit with its related carrying amount, but it eliminates the requirement to potentially calculate the implied fair value of goodwill to determine the amount of impairment, if any. Under the new guidance, an entity should recognize an impairment charge if the reporting unit's carrying amount exceeds the reporting unit’s fair value, in the amount of such excess.  The guidance will be effective in fiscal 2020, with the option for early adoption in fiscal 2018. Legg Mason is evaluating its adoption.

In August and November 2016, the Financial Accounting Standards Board ("FASB") updated the guidance on the classification of certain cash receipts, cash payments and restricted cash in the statement of cash flows. The updated guidance addresses the reporting classification of several specific cash flow items, including restricted cash, debt prepayment or extinguishment costs, contingent consideration payments, and distributions received from equity method investees, with the objective of reducing diversity in practice where no specific guidance exists, or current guidance is unclear. The updated guidance will be effective in fiscal 2019, with the option for early adoption. Legg Mason is currently evaluating the impact of its adoption.

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

EnTrust Capital
On May 2, 2016, Legg Mason acquired EnTrust and combined it with Permal, Legg Mason's existing hedge fund platform, to form EnTrustPermal. EnTrust, an alternative asset management firm headquartered in New York, had $9,600,000 in assets under management ("AUM") and approximately $2,000,000 in assets under advisement and committed capital at closing, and largely complementary investment strategies, investor base, and business mix to Permal. The transaction included a cash payment of $400,000, which was funded with borrowings under Legg Mason's revolving credit facility, as well as a portion of the proceeds from the issuance of $450,000 of 4.75% Senior Notes due 2026 (the "2026 Notes") and $250,000 of 6.375% Junior Subordinated Notes due 2056 (the "6.375% 2056 Notes") in March 2016. As a result of the combination, Legg Mason owns 65% of the new entity, EnTrustPermal, with the remaining 35% owned by EnTrust's co-founder and managing partner. The noncontrolling interests can be put by the holder or called by Legg Mason for settlement at fair value subject to various conditions, including the passage of time. The fair value of the noncontrolling interests in the Consolidated Balance Sheet reflects the total business enterprise value of the combined entity, after appropriate discounts for lack of marketability and control.

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

Costs incurred in connection with the acquisition of EnTrust were $7,031 during the nine months ended December 31, 2016.

The financial results of EnTrust included in Legg Mason's consolidated financial results for the three and nine months ended December 31, 2016, include revenues of $39,206 and $84,472, respectively, and currently did not have a material impact on Net Income Attributable to Legg Mason, Inc.

In connection with the combination, Legg Mason expects to incur total restructuring and transition-related charges of approximately $91,000 to $93,000, primarily comprised of charges for employee termination benefits, including severance and retention incentives, and real estate related charges. Total charges for restructuring and transition costs of $82,982 have been recognized through December 31, 2016, which includes $3,023 and $39,686 for the three and nine months ended December 31, 2016, respectively. These costs are primarily recorded as Compensation and benefits in the Consolidated Statements of Income (Loss). Legg Mason expects approximately $3,000 to $4,000 of the $8,000 to $10,000 of remaining anticipated costs associated with the combination to be incurred during the fourth quarter of fiscal 2017, with the remainder to be incurred during fiscal 2018 and fiscal 2019.

The table below presents a summary of changes in the restructuring and transition-related liability from December 31, 2015 through December 31, 2016, and cumulative charges incurred to date:

	Compensation	Other		Total
Balance as of December 31, 2015	$—	$—		$—
Accrued charges	31,581	9,981	(1)	41,562
Payments	(21,938)	(2,097)		(24,035)
Balance as of March 31, 2016	9,643	7,884		17,527
Accrued charges	22,845	10,720	(1)	33,565
Payments	(24,404)	(10,886)		(35,290)
Balance as of December 31, 2016	$8,084	$7,718		$15,802
Non-cash charges(2)
Year ended March 31, 2016	$591	$1,143		$1,734
Nine months ended December 31, 2016	2,725	3,396		6,121
Total	$3,316	$4,539		$7,855

Cumulative charges incurred through December 31, 2016	$57,742	$25,240		$82,982

(1)	Includes lease loss reserve for space permanently abandoned of $9,069 for the nine months ended December 31, 2016, and $7,212 for the year ended March 31, 2016.

(2)	Includes stock-based compensation expense and accelerated fixed asset depreciation.

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

In addition to the previously discussed charge of $15,200 incurred in connection with the implementation of the Clarion Partners management equity plan, during the nine months ended December 31, 2016, there were $10,741 of costs incurred in connection with the acquisition of Clarion Partners.

The financial results of Clarion Partners included in Legg Mason's consolidated financial results for the three and nine months ended December 31, 2016, include revenues of $50,786 and $191,559, respectively, and currently did not have a material impact to Net Income Attributable to Legg Mason, Inc.

Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined financial results of Legg Mason, Clarion Partners, and EnTrust, as though the acquisitions had occurred as of April 1, 2015. The unaudited pro forma financial information reflects certain adjustments for amortization expense related to the fair value of acquired intangible assets, acquisition- and transition-related costs, interest expense related to debt incurred to finance the acquisitions, and the income tax impact of the pro forma adjustments. The unaudited pro forma financial information is for informational purposes only, excludes projected cost savings, and is not necessarily indicative of the financial results that would have been achieved had the acquisitions actually occurred at the beginning of the first period presented.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues	$715,241	$736,625	$2,181,127	$2,280,373
Net Income Attributable to Legg Mason, Inc.	53,243	(141,399)	196,830	(32,757)
Net Income Per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	$0.52	$(1.33)	$1.87	$(0.30)
Diluted	$0.52	$(1.33)	$1.87	$(0.30)

RARE Infrastructure Limited
On October 21, 2015, Legg Mason acquired a majority equity interest in RARE Infrastructure Limited ("RARE Infrastructure"). RARE Infrastructure specializes in global listed infrastructure security investing, is headquartered in Sydney, Australia, and had approximately $6,800,000 in AUM at the closing of the transaction. Under the terms of the related transaction agreements, Legg Mason acquired a 75% ownership interest in the firm, the firm's management team retained a 15% equity interest and The Treasury Group (subsequently renamed Pacific Current Group), a continuing minority owner, retained 10%. The acquisition required an initial cash payment of $213,739 (using the foreign exchange rate as of October 21, 2015 for the 296,000 Australian dollar payment), which was funded with approximately $40,000 of net borrowings under the Company's previous revolving credit facility, as well as existing cash resources. In August 2015, Legg Mason executed a currency forward contract to economically hedge the risk of movement in the exchange rate between the U.S. dollar and the Australian dollar in which the initial cash payment was denominated. This currency forward contract was closed in October 2015. See Note 12 for additional information regarding derivatives and hedging. In addition, contingent consideration may be due March 31, 2017 and 2018, aggregating up to $76,451 (using the foreign exchange rate as of December 31, 2016, for the maximum 106,000 Australian dollar amount per the related agreements), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019.

The noncontrolling interests can be put by the holders or called by Legg Mason for settlement at fair value, except for the non-management portion of the noncontrolling interests, which are callable at a pre-agreed formula, as specified in the agreements. The fair value of the noncontrolling interests reflects the total business enterprise value of RARE Infrastructure, after appropriate discounts for lack of marketability and control.

The fair value of the acquired amortizable intangible asset management contracts had a useful life of 12 years at acquisition. Purchase price allocated to intangible assets and goodwill is not deductible for Australian tax purposes. Goodwill was principally attributable to synergies expected to arise with RARE Infrastructure.

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

During the three months ended December 31, 2016, the amortizable intangible asset management contracts asset was impaired by $18,000. See Note 6 for additional information.

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

The contingent consideration liability established at closing had an acquisition date fair value of $25,000 (using the foreign exchange rate as of October 21, 2015). As of December 31, 2016, the fair value of the contingent consideration liability was $16,415, a decrease of $10,730 from March 31, 2016. During the three months ended September 30, 2016, a reduction in projected AUM and revenues resulted in a $7,000 reduction in the estimated contingent consideration liability, recorded as a credit to Other operating expense in the Consolidated Statement of Income (Loss). During the three months ended December 31, 2016, further reductions in projected AUM and revenues resulted in an additional $3,000 reduction in the estimated contingent consideration liability, also recorded as a credit to Other operating expense in the Consolidated Statement of Income (Loss). In addition, the balance also decreased by $730 attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, and accretion. The contingent consideration liability was included in non-current Contingent consideration in the Consolidated Balance Sheet as of December 31, 2016, and is recorded at an entity with an Australian dollar functional currency, such that related changes in the exchange rate do not impact net income.

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

Martin Currie (Holdings) Limited
On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited ("Martin Currie"), an international equity specialist based in the United Kingdom. The acquisition required an initial payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125,000 contract amount), which was funded from existing cash. In addition, contingent consideration payments may be due March 31 following the second and third anniversaries of closing, aggregating up to approximately $400,413 (using the foreign exchange rate as of December 31, 2016 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics at March 31, 2017 and 2018, as specified in the share purchase agreement. The agreement also provided for a potential first anniversary payment due as of March 31, 2016, however no such payment was due based on relevant financial metrics.

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

The contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of December 31, 2016, the fair value of the contingent consideration liability was $11,775, a decrease of $29,447 from March 31, 2016. During the three months ended June 30, 2016, a reduction in projected AUM and performance fees resulted in an $18,000 reduction in the estimated contingent consideration liability, recorded as a credit to Other operating expense in the Consolidated Statement of Income (Loss). During the three months ended December 31, 2016, further reductions in projected AUM and performance fees resulted in an additional $7,000 reduction in the estimated contingent consideration liability, also recorded as a credit to Other operating expense in the Consolidated Statement of Income (Loss). The remaining decrease of $4,447 related to the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, net of accretion, also impacted the contingent consideration liability. The contingent consideration liability was included in non-current Contingent consideration in the Consolidated Balance Sheet as of December 31, 2016, and is recorded at an entity with a British pound functional currency, such that related changes in the exchange rate do not impact net income.

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan with assets held in a separate trustee-administered fund. Plan assets are measured at fair value and comprised of 65% equities (Level 1) and 35% bonds (Level 2) as of December 31, 2016, and 60% equities (Level 1) and 40% bonds (Level 2) as of March 31, 2016. Assumptions used to determine the expected return on plan assets targets a 60% / 40% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high quality bond in the local U.K. market and currency. There were no significant concentrations of risk in plan assets as of December 31, 2016. The most recent actuarial valuation was performed as of May 31, 2013, which was updated through the acquisition and at subsequent balance sheet dates. Accrual of service credit under the plan ceased on October 3, 2014. Legg Mason uses the corridor approach to account for this plan. Under the corridor approach, actuarial gains and losses on plan assets and liabilities are deferred and reported as Other comprehensive income (loss). However, if at the beginning of the next fiscal year, the actuarial gains and losses exceed 10% of the greater of the fair value of the plan assets or the plan benefit obligation, the excess will be amortized as Compensation expense over the recovery period.

The resulting net benefit obligation, comprised as follows, is included in the December 31, 2016 and March 31, 2016, Consolidated Balance Sheets as Other non-current liabilities:

	December 31, 2016	March 31, 2016
Fair value of plan assets (at 5.4% and 5.2%, respectively, expected weighted-average long-term return)	$57,328	$57,253
Benefit obligation (at 2.8% and 3.6%, respectively, discount rate)	(98,896)	(90,010)
Unfunded status (excess of benefit obligation over plan assets)	$(41,568)	$(32,757)

A net periodic benefit cost of $28 and $66, for the three and nine months ended December 31, 2016, respectively, and $23 and $70, for the three and nine months ended December 31, 2015, respectively, was included in Compensation and benefits expense in the Consolidated Statements of Income (Loss). Net actuarial losses of $21,120 and $6,821 were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheets at December 31, 2016 and March 31, 2016, respectively.

The contingent consideration payments may provide some funding of the net plan benefit obligation, through a provision of the share purchase agreement requiring certain amounts to be paid to the plan. Any contingent consideration payments to the plan are based on determination of the plan benefit obligation under local technical provisions utilized by the plan trustees.

The Pensions Regulator in the U.K. ("the Regulator"), is reviewing the pension plan's current structure and funding status. While Martin Currie and the trustees of the pension plan dispute the Regulator's concerns, they are cooperating with the Regulator on a revised plan structure, which will likely result in certain changes to the plan structure, and could result in additional guarantees or accelerated funding of the plan's benefit obligations. Absent funding from contingent consideration payments or any requirement from the Regulator for additional payments or guarantees, Martin Currie does not expect to contribute any additional amounts in fiscal 2017 to the plan in excess of the $2,152 contributed during the three months ended June 30, 2016.

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

Other
In December 2015, Martin Currie acquired certain assets of PK Investment Management, LLP ("PK Investments"), a London based equity manager, for an initial cash payment of $4,981 and an estimated contingent payment of $2,494 due on December 31, 2017. The amount of any ultimate contingent payment will be based on certain financial metrics. The initial cash payment was funded with existing cash resources. In connection with the acquisition, Legg Mason recognized indefinite-life intangible fund management contracts and goodwill of $6,619 and $827, respectively.

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

The fair value of the amortizable intangible asset management contracts had a useful life of 10 years at acquisition. Purchase price allocated to goodwill is expected to be deductible for U.S. tax purposes over a period of 15 years. Goodwill is principally attributable to synergies expected to arise with QS Investors.

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

As of December 31, 2016, the fair value of the contingent consideration liability was $4,800, a decrease of $8,949 from March 31, 2016, which reflects the payment discussed above, offset in part by accretion. In addition, during the three months ended December 31, 2016, a reduction in projected net revenue resulted in a $2,500 reduction in the estimated contingent consideration liability, recorded as a credit to Other operating expense in the Consolidated Statement of Income (Loss). The contingent consideration liability was included in non-current Contingent consideration in the Consolidated Balance Sheet as of December 31, 2016.

Financial Guard, LLC
On August 17, 2016, Legg Mason acquired 82% of the equity interests in Financial Guard, LLC ("Financial Guard"), an online registered investment advisor and technology-enabled wealth management and investment advice platform. The acquisition required an initial cash payment, which was funded with existing cash resources, and a contingent payment of up to $3,000 based on certain metrics within the first year after the acquisition. In connection with the acquisition, Legg Mason recognized certain business assets and goodwill of $11,995. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two year period following the acquisition, of which $1,250 has been paid to date. During the quarter ended December 31, 2016, the $2,000 estimated contingent consideration recorded at acquisition was reduced to zero.

Precidian Investments, LLC
On January 22, 2016, Legg Mason acquired a minority equity position in Precidian Investments, LLC ("Precidian"), a firm specializing in creating innovative products and solutions and solving market structure issues, particularly with regard to the Exchange Traded Funds marketplace.

The transaction required a cash payment, which was funded from existing cash resources. Under the terms of the transaction, Legg Mason acquired series B preferred units of Precidian that entitle Legg Mason to approximately 20% of the voting and economic interests of Precidian, along with customary preferred equity protections. At its sole option during the 48 months following the initial investment or, if earlier, within nine months of the SEC's approval of Precidian's application to operate its active shares product. Legg Mason may, subject to satisfaction of certain closing conditions and upon payment of further consideration, convert its preferred units to 75% of the common equity of Precidian on a fully diluted basis.

Legg Mason accounts for its investment in Precidian, which is included in Other assets in the Consolidated Balance Sheet as of December 31, 2016 and March 31, 2016, under the equity method of accounting.

Fauchier Partners Management, Limited
On March 13, 2013, Permal acquired all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a European based manager of funds-of-hedge funds. The initial purchase price was a cash payment of $63,433, which was funded from existing cash resources. In May 2015, Legg Mason paid contingent consideration of $22,765 for the second anniversary payment. Additional contingent consideration of up to approximately $24,641 (using the exchange rate as of December 31, 2016 for the £20,000 maximum contract amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs.

As of December 31, 2016 and March 31, 2016, no contingent consideration liability was included in the Consolidated Balance Sheets, as no additional contingent consideration is expected to be paid.

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

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of December 31, 2016
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV(1)	Total
Assets:
Cash equivalents:(2)
Money market funds	$350,494	$—	$—	$—	$350,494
Time deposits and other	—	29,037	—	—	29,037
Total cash equivalents	350,494	29,037	—	—	379,531
Trading investments of proprietary fund products and other trading investments:(3)
Seed capital investments	147,897	87,988	—	4,486	240,371
Other(4)	34,978	2,556	—	10	37,544
Trading investments relating to long-term incentive compensation plans(5)	146,235	—	—	792	147,027
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(6)
Seed capital investments	—	3,334	—	—	3,334
Investments related to long-term incentive compensation plans	—	6,038	2,701	—	8,739
Total current investments(7)	329,110	99,916	2,701	5,288	437,015
Equity method investments in partnerships and LLCs:(6)(8)
Seed capital investments(7)	—	—	591	38,709	39,300
Seed capital investments in real estate funds	—	—	26,679	—	26,679
Investments in partnerships and LLCs:(8)
Seed capital investments	—	—	—	3,526	3,526
Investments related to long-term incentive compensation plans	—	—	7,815	—	7,815
Other proprietary fund products	—	93	2,368	—	2,461
Derivative assets(8)(9)	836	—	—	—	836
Other investments(8)	—	—	162	141	303
Total	$680,440	$129,046	$40,316	$47,664	$897,466
Liabilities:
Contingent consideration liabilities(10)	$—	$—	$(35,484)	$—	$(35,484)
Derivative liabilities(8)	(7,047)	—	—	—	(7,047)
Total	$(7,047)	$—	$(35,484)	$—	$(42,531)

	As of March 31, 2016
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV(1)	Total
Assets:
Cash equivalents:(2)
Money market funds	$1,057,916	$—	$—	$—	$1,057,916
Time deposits and other	—	35,265	—	—	35,265
Total cash equivalents	1,057,916	35,265	—	—	1,093,181
Trading investments of proprietary fund products and other trading investments:(3)
Seed capital investments	205,608	102,021	3	18,304	325,936
Other(4)	65,112	2,331	—	21	67,464
Trading investments relating to long-term incentive compensation plans(5)	105,568	—	—	996	106,564
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(6)
Seed capital investments	1,329	7,575	—	—	8,904
Investments related to long-term incentive compensation plans	—	6,467	—	—	6,467
Total current investments(7)	377,617	118,394	3	19,321	515,335
Equity method investments in partnerships and LLCs:(6)(8)
Seed capital investments	—	—	627	19,812	20,439
Other proprietary fund products	—	—	—	9,434	9,434
Investments in partnerships and LLCs:(8)
Investments related to long-term incentive compensation plans	—	—	7,501	—	7,501
Other proprietary fund products	—	—	4,807	3,124	7,931
Derivative assets(8)(9)	1,051	7,599	—	—	8,650
Other investments(8)	—	—	83	—	83
Total	$1,436,584	$161,258	$13,021	$51,691	$1,662,554
Liabilities:
Contingent consideration liabilities(10)	$—	$—	$(84,585)	$—	$(84,585)
Derivative liabilities(9)	(18,079)	—	—	—	(18,079)
Total	$(18,079)	$—	$(84,585)	$—	$(102,664)

(1)	Reflects certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.

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

(3)
Trading investments of proprietary fund products and other trading investments consist of approximately 76% and 24% equity and debt securities, respectively, as of December 31, 2016, and approximately 68% and 32% equity and debt securities, respectively, as of March 31, 2016.

(4)	Includes $24,016 and $54,392 in noncontrolling interests associated with consolidated seed investment products as of December 31, 2016 and March 31, 2016, respectively.

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

(7)	Excludes $31,779 and $13,641 of seed capital as of December 31, 2016, and March 31, 2016, respectively, which is related to Legg Mason's investments in CIVs. See Note 13.

(8)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(9)	See Note 12.

(10)	See Note 3 and Note 9.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had seed capital investments in proprietary fund products, which totaled $344,989 and $368,920, as of December 31, 2016 and March 31, 2016, respectively, which are substantially comprised of investments in 65 funds and 63 funds, respectively, that are individually greater than $1,000, and together comprise over 90% of the total seed capital investments at each period end.

See Notes 2 and 13 for information regarding the determination of whether investments in proprietary fund products represent VIEs and consolidation.
The net realized and unrealized gain (loss) for investment securities classified as trading was $1,617 and $2,148 for the three months ended December 31, 2016 and 2015, respectively, and $26,969 and $(25,283) for the nine months ended December 31, 2016 and 2015, respectively.
The net unrealized gains (losses) relating to trading investments still held as of the reporting dates were $(165) and $7,028 for the three months ended December 31, 2016 and 2015, respectively, and $16,991 and $(36,137) for the nine months ended December 31, 2016 and 2015, respectively.

The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2016 and 2015, are presented in the tables below:

	Balance as of September 30, 2016	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2016
Assets:
Trading investments of seed capital investments in proprietary fund products	$—	$—	$—	$—	$—	$—	$—
Equity method investments relating to long-term incentive compensation plans	2,653	20	—	(20)	—	48	2,701
Equity method investments in partnerships and LLCs:
Seed capital investments	552	—	—	—	—	39	591
Seed capital investments in real estate funds	25,722	667	—	(197)	—	487	26,679
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	7,501	314	—	—	—	—	7,815
Other proprietary fund products	3,827	—	—	(2,000)	—	541	2,368
Other investments	245	—	—	—	—	(83)	162
	$40,500	$1,001	$—	$(2,217)	$—	$1,032	$40,316
Liabilities:
Contingent consideration liabilities	$(52,053)	$—	n/a	$—	n/a	$16,569	$(35,484)
n/a - not applicable

	Balance as of September 30, 2015	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2015
Assets:
Trading investments of seed capital investments in proprietary fund products	$2	$1	$—	$—	$—	$—	$3
Equity method investments in partnerships and LLCs:
Seed capital investments	634	—	—	(19)	—	71	686
Other	87	—	—	—	—	1	88
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	7,040	220	—	—	—	—	7,260
Other proprietary fund products	8,071	—	—	(2,875)	—	(2)	5,194
Other investments	77	—	—	—	—	—	77
	$15,911	$221	$—	$(2,894)	$—	$70	$13,308
Liabilities:
Contingent consideration liabilities	$(90,219)	$(27,457)	n/a	$—	n/a	$27,212	$(90,464)
n/a - not applicable

	Balance as of March 31, 2016	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2016
Assets:
Trading investments of seed capital investments in proprietary fund products	$3	$—	$—	$(3)	$—	$—	$—
Equity method investments relating to long-term incentive compensation plans	—	2,979	—	(448)	—	170	2,701
Equity method investments in partnerships and LLCs:
Seed capital investments	627	—	—	—	—	(36)	591
Seed capital investments in real estate funds	—	25,966	—	(636)	—	1,349	26,679
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	7,501	314	—	—	—	—	7,815
Other proprietary fund products	4,807	—	—	(3,000)	—	561	2,368
Other investments	83	—	—	—	—	79	162
	$13,021	$29,259	$—	$(4,087)	$—	$2,123	$40,316
Liabilities:
Contingent consideration liabilities	$(84,585)	$(2,000)	n/a	$6,587	n/a	$44,514	$(35,484)

	Balance as of March 31, 2015	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2015
Assets:
Trading investments of seed capital investments in proprietary fund products	$2	$1	$—	$—	$—	$—	$3
Equity method investments in partnerships and LLCs:
Seed capital investments	734	—	—	(19)	—	(29)	686
Other	7,526	—	(5,352)	(1,821)	—	(265)	88
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	5,595	1,665	—	—	—	—	7,260
Other proprietary fund products	10,027	—	—	(5,448)	—	615	5,194
Other investments	77	—	—	—	—	—	77
	$23,961	$1,666	$(5,352)	$(7,288)	$—	$321	$13,308
Liabilities:
Contingent consideration liabilities	$(110,784)	$(27,457)	n/a	$22,765	n/a	$25,012	$(90,464)

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other non-operating income (expense), net, in the Consolidated Statements of Income (Loss). The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $15,448 and $22,911 for the three months ended December 31, 2016 and 2015, respectively, and $44,636 and $21,269 for the nine months ended December 31, 2016 and 2015, respectively.

There were no significant transfers between Level 1 and Level 2 during the periods ended December 31, 2016 and 2015.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of December 31, 2016 and March 31, 2016, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of December 31, 2016
Category of Investment	Investment Strategy	December 31, 2016		March 31, 2016	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$18,707	(1)	$19,139	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	10,300		11,403	$20,000	n/a
Private equity funds	Long/short equity	18,433	(2)	20,471	7,436	Up to 12 years
Other	Various	224		678	n/a	Various (3)
Total		$47,664		$51,691	$27,436
n/a - not applicable

(1)	Liquidation restrictions: 1% daily redemption, 11% monthly redemption, 14% quarterly redemption, and 74% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 28% has a remaining term of less than one year and 72% has a remaining term of 15 years.

There are no current plans to sell any of these investments held as of December 31, 2016.

5. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. The following table reflects the components of fixed assets as of:

	December 31, 2016	March 31, 2016
Equipment	$155,708	$150,259
Software	300,355	293,844
Leasehold improvements	202,251	199,354
Total cost	658,314	643,457
Less: accumulated depreciation and amortization	(497,483)	(480,152)
Fixed assets, net	$160,831	$163,305

Depreciation and amortization expense related to fixed assets was $13,021 and $15,648 for the three months ended December 31, 2016 and 2015, respectively, and $41,388 and $41,848 for the nine months ended December 31, 2016 and 2015, respectively. The expense includes accelerated depreciation and amortization of $2,688 for the nine months ended December 31, 2016, primarily related to space vacated in connection with the restructuring of Permal for the combination with EnTrust, and $3,005 for each of the three and nine months ended December 31, 2015, primarily due to reduced space requirements.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	December 31, 2016	March 31, 2016
Amortizable intangible asset management contracts and other
Cost	$405,509	$259,513
Accumulated amortization	(187,672)	(171,169)
Net(1)	217,837	88,344
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	—
EnTrustPermal fund management contracts(2)	596,404	334,104
Other fund management contracts	533,537	560,499
Trade names(1)	69,481	57,187
	3,810,973	3,058,141
Intangible assets, net	$4,028,810	$3,146,485

(1)
As of December 31, 2016, Amortizable intangible asset management contracts, net and Trade names include $95,560 and $23,100, respectively, related to the acquisition of Clarion Partners and $60,042 and $7,400, respectively, related to the acquisition of EnTrust. See Note 3 for additional information.

(2)
As of December 31, 2016, includes $262,300 related to the acquisition of EnTrust. As further discussed below, the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business was combined with the indefinite-life funds-of-hedge funds management contracts asset related to EnTrust as of December 31, 2016. See Note 3 for additional information regarding the EnTrust acquisition.

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

During the nine months ended December 31, 2016, revenues related to the RARE Infrastructure separate account contracts asset declined. Based on revised attrition estimates, the remaining useful life of the acquired contracts was decreased from 11 years to eight years at December 31, 2016. As a result of the client attrition, the related decline in revenues, and the revised estimate of the remaining useful life, the amortized carrying value of the management contracts asset was determined to exceed its fair value and an impairment charge of $18,000 was recorded during the three months ended December 31, 2016. Management estimated the fair value of this asset based upon a discounted cash flow analysis using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected AUM growth/(attrition) rates of 7%/(13)% and a discount rate of 15.5%.

Legg Mason completed its annual impairment testing process of goodwill and indefinite-life intangible assets as of December 31, 2016, and determined that the carrying value of the Permal trade name indefinite-life asset exceeded its fair value, which resulted in an impairment charge of $17,000. The impairment charge was primarily the result of a decrease in revenues and a reduction in the royalty rate, reflecting a decline in the value of the Permal trade name due to a change in branding and decline in the use of the separate Permal name following the combination with EnTrust. Management estimated the fair value of the Permal trade name based upon a discounted cash flow analysis using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected annual revenue growth rates of 3% to 9% (average: 7%), a royalty rate of 1.5% and a discount rate of 16.0%.

Projected revenue, AUM growth rates and client attrition are most dependent on client AUM flows, changes in market conditions, and product investment performance. Discount rates are also influenced by changes in market conditions, as well as interest rates and other factors. Decreases in the projected revenue or AUM growth rates and/or increases in the discount rates could result in lower fair value measurements and potential additional impairments in these intangible assets.

There were no other impairments to indefinite-life intangible assets, amortizable management contracts intangible assets, or goodwill as of December 31, 2016.

As of December 31, 2016, the assessed fair value of the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business exceeded the carrying value by 4%. As further discussed in Note 3, EnTrust has been combined with Permal to form EnTrustPermal, through common management, shared resources (including infrastructure, employees, and processes) and branding initiatives. Accordingly, after completing the annual impairment testing process as of December 31, 2016, the indefinite-life funds management contracts asset related to the EnTrust acquisition was combined with the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business. Legg Mason completed a qualitative impairment test for the combined asset and no impairment indicators were noted. The related carrying values and cash flows of the funds will continue to be aggregated for future impairment testing.

The current assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management acquisition exceeds the carrying value by a material amount.

Legg Mason's annual impairment testing process in the prior fiscal year determined that the carrying value of the legacy Permal indefinite-life funds-of-hedge funds management contracts intangible asset and the Permal trade name asset exceeded their respective fair values, and the assets were impaired by an aggregate amount of $371,000. The impairment charges resulted from a number of then current trends and factors. These changes resulted in a reduction of the projected cash flows and Legg Mason's overall assessment of fair value of the assets such that the fair values of the Permal funds-of-hedge funds contracts asset and Permal trade name declined below their carrying values, and accordingly were impaired by $364,000 and $7,000, respectively. Management estimated the fair values of these assets based upon discounted cash flow analyses using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these cash flow analyses included projected revenue growth rates and discount rates. Total revenues related to the Permal funds-of-hedge funds contracts were assumed to have annual growth rates ranging from (6)% to 6% (average: 5%), and the projected cash flows from the Permal funds-of-hedge funds contracts were discounted at 16.5%.

As of December 31, 2016, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 8.3 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Remaining fiscal 2017	$6,871
2018	27,414
2019	27,414
2020	26,949
2021	26,949
Thereafter	102,240
Total	$217,837

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2016	$2,641,416	$(1,161,900)	$1,479,516
Impact of excess tax basis amortization	(15,622)	—	(15,622)
Business acquisitions (disposition), net(1)	498,778	—	498,778
Changes in foreign exchange rates and other	(35,220)	—	(35,220)
Balance as of December 31, 2016	$3,089,352	$(1,161,900)	$1,927,452
(1) See Note 3 for additional information.

7. Short-Term Borrowings and Long-Term Debt

Short-term borrowings
In May 2016, Legg Mason borrowed $460,000 under its revolving credit facility to finance the acquisition of EnTrust and to replenish cash used to complete the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015, as further discussed in Note 3. As further discussed below, in August 2016, Legg Mason issued $500,000 of 5.45% Junior Subordinated Notes due 2056 (the "5.45% 2056 Notes"), the net proceeds of which, together with existing cash resources, were used to repay the $500,000 of then outstanding borrowings under the revolving credit facility. Legg Mason had no outstanding borrowings under the credit facility as of December 31, 2016, and had total outstanding borrowings of $40,000 as of March 31, 2016.

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

Prior to its termination in August 2016, the swap settled monthly and during the nine months ended December 31, 2016, $764 was reclassified from Accumulated other comprehensive loss, net, to Interest expense. Until the swap was terminated, the original terms and conditions of the hedged instruments were unchanged and the swap was an effective cash flow hedge.

Long-term debt
Long-term debt consists of the following:

	December 31, 2016					March 31, 2016
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Debt Issuance Costs	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$253,315	$(4,511)	$278	$918	$250,000	$256,055
3.95% Senior Notes due July 2024	248,206	—	343	1,451	250,000	248,028
4.75% Senior Notes due March 2026	446,724	—	—	3,276	450,000	447,030
5.625% Senior Notes due January 2044	547,841	—	(3,305)	5,464	550,000	547,781
6.375% Junior Notes due March 2056	242,003	—	—	7,997	250,000	242,091
5.45% Junior Notes due September 2056	483,793	—	—	16,207	500,000	—
Total	$2,221,882	$(4,511)	$(2,684)	$35,313	$2,250,000	$1,740,985

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

As of December 31, 2016, $250,000 of long-term debt matures in fiscal 2020, and $2,000,000 matures after fiscal 2021.

At December 31, 2016, the estimated fair value of long-term debt was approximately $2,222,402. The fair value of debt was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

Interest Rate Swap - 2.7% Senior Notes due July 2019
On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap was being used to effectively convert the 2.7% Senior Notes due July 2019 from fixed rate debt to floating rate debt and had identical terms as the underlying debt being hedged. The related hedging gains and losses offset one another and resulted in no net income or loss impact. The swap had a five-year term, and was scheduled to mature on July 15, 2019. On April 21, 2016, the fair value hedge swap was terminated for a cash receipt of $6,500, and the related fair value hedge adjustment is being amortized as Interest expense over the remaining life of the debt. During the three and nine months ended December 31, 2016, $451 and $1,353, respectively, was amortized and recorded as Interest expense in the Consolidated Statements of Income (Loss).

During the three and nine months ended December 31, 2015, $3,151 and $1,354 was recorded as Other expense (loss on hedging activity) in the Consolidated Statements of Income (Loss), which reflects a loss on hedging activity related to the fair value adjustment on the derivative asset. Also, during the three and nine months ended December 31, 2015, $3,151 and $1,354 was recorded as Other income (gain on hedging activity) in the Consolidated Statements of Income (Loss), which reflects a gain on hedging activity related to the fair value adjustment on the debt. The swap payment dates coincided with the debt payment dates on July 15 and January 15. The related receipts/payments by Legg Mason were recorded as Interest expense in the Consolidated Statements of Income (Loss). Until the swap was terminated on April 21, 2016, the original terms and conditions of the hedged instruments were unchanged and the swap was an effective fair value hedge.

8.  Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the equity incentive stock plan as of December 31, 2016, were 3,617. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to 10 years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense for the three and nine months ended December 31, 2016 and 2015, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Stock options	$2,084	$2,231	$6,368	$7,270
Restricted stock and restricted stock units	12,509	13,313	39,823	39,666
Employee stock purchase plan	110	108	527	548
Affiliate management equity plans	818	1,212	21,134	3,815
Non-employee director awards	—	—	1,150	1,150
Performance share units	1,032	665	2,901	2,108
Employee stock trust	6	6	19	19
Total stock-based compensation expense	$16,559	$17,535	$71,922	$54,576

Stock Options
Stock option transactions under Legg Mason's equity incentive plans during the nine months ended December 31, 2016 and 2015 are summarized below:

	Nine Months Ended December 31,
	2016		2015
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,506	$38.48	4,432	$39.58
Granted	753	31.31	876	54.52
Exercised	(128)	27.80	(254)	31.96
Canceled/forfeited	(333)	36.62	(418)	91.83
Options outstanding at December 31	4,798	$37.77	4,636	$38.11

At December 31, 2016, options were exercisable for 2,879 shares with a weighted-average exercise price of $34.55 and a weighted average remaining contractual life of 3.9 years. Unamortized compensation cost related to unvested options for

1,919 shares at December 31, 2016, was $13,835, which is expected to be recognized over a weighted-average period of 1.6 years.

The weighted-average fair value of service-based stock options granted during the nine months ended December 31, 2016 and 2015, excluding those granted to our Chief Executive Officer in May 2013 discussed below, using the Black-Scholes option pricing model, was $7.78 and $11.26 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2017 and 2016:

	Nine Months Ended December 31,
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

The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Restricted stock and restricted stock unit transactions during the nine months ended December 31, 2016 and 2015, are summarized below:

	Nine Months Ended December 31,
	2016		2015
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,058	$43.34	3,050	$37.38
Granted	1,656	31.26	1,064	53.47
Vested	(1,225)	39.18	(1,253)	34.87
Canceled/forfeited	(103)	43.30	(53)	41.94
Unvested shares at December 31	3,386	$38.91	2,808	$44.51

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at December 31, 2016, of $87,985 is expected to be recognized over a weighted-average period of 1.7 years.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, as further discussed in Note 3, Legg Mason implemented a management equity plan for the management team of Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. The initial grant under the plan vested immediately and the related grant-date fair value of $15,200, determined by independent valuation, was recognized as Compensation and benefits expense in the Consolidated Statement of Income (Loss) and reflected in the Consolidated Balance Sheet as Redeemable noncontrolling interest. Future grants under the plan will vest 20% annually over five years, and will result in the recognition of additional compensation expense over the related vesting period. Subject to various conditions, including the passage of time, vested plan units can be put to Legg Mason for settlement at fair value. Legg Mason can also call plan units, generally post employment, for settlement at fair value. As of December 31, 2016, the redemption amount of units under the plan was $18,700.

Effective March 1, 2016, Legg Mason executed agreements with the management of its existing wholly-owned subsidiary, Royce, regarding employment arrangements with Royce management, revised revenue sharing, and the implementation of a management equity plan for its key employees. Under the management equity plan, minority equity interests equivalent to 16.9% in the Royce entity were issued to its management team. These interests allow the holders to receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses. Future grants under the plan vest immediately and, upon issuance, the related grant-date fair value of equity units will be recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) and reflected in the Consolidated Balance Sheets as Nonredeemable noncontrolling interest. As of December 31, 2016, the estimated redemption amount of units under the plan was $23,379.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $818 and $758 for the three months ended December 31, 2016 and 2015, respectively, and $2,453 for both the nine months ended December 31, 2016 and 2015, respectively. This arrangement provides that one-half of the cost will be absorbed by the ClearBridge incentive pool. As of December 31, 2016, the estimated redemption amount of vested units under the ClearBridge plan, as if they were currently redeemable, aggregated approximately $22,160.

On June 28, 2013, Legg Mason implemented a similar management equity plan with key employees of Permal. Independent valuation determined the aggregate cost of the awards to be approximately $9,000, which was being recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting period through December 2017. In April 2016, in conjunction with the Permal restructuring in preparation for the combination with EnTrust, the Permal management equity plan was liquidated with a payment of $7,150 to its participants, and the remaining $3,481 unamortized cost was expensed during the three months ended June 30, 2016. Compensation expense related to the Permal affiliate management equity plan was $454 and $1,362 for the three and nine months ended December 31, 2015, respectively.

Other
As of December 31, 2016 and 2015, non-employee directors held 66 and 53 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. During the nine months ended December 31, 2016 and 2015, non-employee directors were granted 11 and eight restricted stock units, respectively. During the nine months ended December 31, 2016 and 2015, non-employee directors were granted 23 and 16 shares of common stock, respectively, at a fair value of $1,150 for each. During the nine months ended December 31, 2016 and 2015, there were no restricted stock units distributed. As of December 31, 2016 and 2015, there were no stock options outstanding related to non-employee directors.

As discussed in Note 3, upon the acquisition of Clarion Partners in April 2016, Legg Mason granted certain key employees of Clarion Partners a total of 716 performance-based Legg Mason restricted share units, which are not included in the unvested shares of restricted stock and restricted stock units in the table above, with an aggregate fair value of $11,121, which was included in the purchase price, that vest upon Clarion Partners achieving a certain level of EBITDA, as defined in the purchase agreement, within a designated period after the closing of the acquisition.

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

As of December 31, 2016, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining fiscal 2017	$33,591
2018	125,292
2019	100,983
2020	90,265
2021	83,640
Thereafter	264,423
Total(1)	$698,194
(1) Includes $636,653 in real estate and equipment leases and $61,541 in service and maintenance agreements.

The minimum rental commitments shown above have not been reduced by $131,845 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of December 31, 2016 and March 31, 2016, was $29,808 and $31,745, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, dependent on the then current commercial real estate market.

The minimum rental commitments shown above also include $21,727 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $11,999 and $20,495 as of December 31, 2016 and March 31, 2016, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

During fiscal 2016 and the first and second quarters of fiscal 2017, certain office space was permanently vacated in connection with the combination of EnTrust and Permal (further described in Note 3). During the three months ended December 31, 2016 and September 30, 2016, the lease related to a portion of this space was terminated, resulting in reductions in the lease reserve liability of $2,189 and $2,306, respectively. In addition, during fiscal 2016, certain headquarters space was permanently vacated to pursue a sublease. During the three months ended June 30, 2016, a sublease was executed for the vacated headquarters space, resulting in a $2,700 reduction in the lease reserve liability for terms more favorable than estimated. This activity is reflected in the lease reserve liability in the table below.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2015	$45,939
Accrued charges for vacated and subleased space (1) (2)	14,642
Payments, net	(12,689)
Adjustments and other	4,348
Balance as of March 31, 2016	52,240
Accrued charges for vacated and subleased space (1) (2)	9,069
Payments, net	(13,187)
Adjustments and other	(6,315)
Balance as of December 31, 2016	$41,807

(1)	Included in Occupancy expense in the Consolidated Statements of Income (Loss)

(2)
Includes $9,069 and $7,212 related to the restructuring of Permal for the combination with EnTrust for the nine months ended December 31, 2016 and the year ended March 31, 2016, respectively. See Note 3 for additional information.

As of December 31, 2016, Legg Mason had commitments to invest $34,992 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2029. Also, in connection with the acquisition of Clarion Partners, Legg Mason committed to provide $100,000 of seed capital to Clarion Partners products after the second anniversary of the transaction closing. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two year period following the acquisition.

As of December 31, 2016, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining contingent consideration and changes in the contingent consideration liability for each of Legg Mason's recent acquisitions. See Note 3 for additional details regarding each significant acquisition.

	RARE Infrastructure	Martin Currie	QS Investors	Fauchier	Other(2)	Total
Acquisition Date	October 21, 2015	October 1, 2014	May 30, 2014	March 13, 2013	Various
Maximum Remaining Contingent Consideration(1)	$76,451	$400,413	$23,400	$24,641	$5,494	$530,399
Contingent Consideration Liability
Balance as of March 31, 2015	$—	$70,114	$13,553	$27,117	$—	$110,784
Initial purchase accounting accrual(3)	25,000	—	—	—	2,457	27,457
Payment	—	—	—	(22,765)	—	(22,765)
Fair value adjustments	—	(28,361)	—	(5,014)	—	(33,375)
Foreign exchange and accretion	2,145	(531)	196	662	12	2,484
Balance as of March 31, 2016	27,145	41,222	13,749	—	2,469	84,585
Initial purchase accounting accrual	—	—	—	—	2,000	2,000
Payment	—	—	(6,587)	—	—	(6,587)
Fair value adjustments	(10,000)	(25,000)	(2,500)	—	(2,000)	(39,500)
Foreign exchange and accretion	(730)	(4,447)	138	—	25	(5,014)
Balance as of December 31, 2016	$16,415	$11,775	$4,800	$—	$2,494	$35,484
Balance Sheet Classification
Current Contingent consideration	$—	$—	$—	$—	$2,494	$2,494
Non-current Contingent consideration	16,415	11,775	4,800	—	—	32,990
Balance as of December 31, 2016	$16,415	$11,775	$4,800	$—	$2,494	$35,484

(1)	Using the applicable exchange rate as of December 31, 2016, for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to the acquisition of Financial Guard on August 17, 2016 and PK Investments on December 31, 2015.

(3)	Using the applicable exchange rate on the date of acquisition for amounts denominated in currencies other than the U.S. dollar.

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

In management's opinion, an adequate accrual has been made as of December 31, 2016, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

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

Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive. For periods with a net loss, potential common shares other than unvested restricted shares, are considered antidilutive.

During the three and nine months ended December 31, 2016, Legg Mason purchased and retired 2,946 and 9,117 shares of its common stock, respectively, for $90,001 and $291,674, respectively, through open market purchases. The total repurchases reduced weighted-average shares outstanding by 7,281 and 4,611 shares for the three and nine months ended December 31, 2016, respectively. During the three and nine months ended December 31, 2015, Legg Mason purchased and retired 572 and 3,761 shares of its common stock, respectively, for $25,000 and $182,978, respectively, through open market purchases. These total repurchases reduced weighted-average shares outstanding by 3,646 and 2,161 shares for the three and nine months ended December 31, 2015, respectively.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Basic weighted-average shares outstanding for EPS	99,403	106,432	101,897	107,741
Potential common shares:
Dilutive employee stock options	165	—	205	992
Diluted weighted-average shares outstanding for EPS	99,568	106,432	102,102	108,733

Net Income (Loss) Attributable to Legg Mason, Inc.	$51,439	$(138,626)	$151,332	$20,241
Less: Earnings (distributed and undistributed) allocated to participating securities	1,706	565	4,874	1,675
Net Income (Loss) (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$49,733	$(139,191)	$146,458	$18,566

Net Income (Loss) per share Attributable to Legg Mason, Inc. Shareholders
Basic	$0.50	$(1.31)	$1.44	$0.17
Diluted	$0.50	$(1.31)	$1.43	$0.17

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 3,404 and 2,812 for the three months ended December 31, 2016 and 2015, respectively, and 3,329 and 2,774 for the nine months ended December 31, 2016 and 2015, respectively.

The diluted EPS calculations for the three and nine months ended December 31, 2016 and 2015, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of Convertible Notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive.
Options to purchase 3,993 and 1,873 shares for the three months ended December 31, 2016 and 2015, respectively, and 3,506 and 1,750 for the nine months ended December 31, 2016 and 2015, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive. The diluted EPS calculation for the three months ended December 31, 2015, excludes 780 potential common shares that are antidilutive due to the net loss in the quarter. Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met. Unvested restricted shares for the three and nine months ended December 31, 2016 and 2015, were antidilutive and, therefore, do not further impact diluted EPS.

11. Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three and nine months ended December 31, included the following amounts:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income (loss) attributable to redeemable noncontrolling interests	$11,063	$16	$39,335	$(993)
Net income attributable to nonredeemable noncontrolling interests	2,025	—	5,732	—
Total	$13,088	$16	$45,067	$(993)

Total redeemable and nonredeemable noncontrolling interests for the nine months ended December 31, 2016, included the following amounts:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2016	$94,136	$68,922	$12,727	$175,785	$22,202
Net income attributable to noncontrolling interests	8,153	31,182	—	39,335	5,732
Net subscriptions (redemptions) and other(3)	(20,914)	2,604	—	(18,310)	—
Distributions	—	(18,797)	—	(18,797)	(4,555)
Grants/settlements of affiliate management equity plan interests, net	—	—	6,120	6,120	—
Business acquisitions	—	510,500	—	510,500	—
Foreign exchange	—	(4,094)	—	(4,094)	—
Vesting/change in estimated redemption value of affiliate management equity plan interests	—	—	6,261	6,261	—
Balance as of December 31, 2016	$81,375	$590,317	$25,108	$696,800	$23,379
(1) Principally related to VIE and seeded investment products.
(2) Related to Royce management equity plan.

(3)	Includes the impact related to the adoption of updated consolidation accounting guidance further discussed in Note 2.

Redeemable noncontrolling interests by affiliate (exclusive of management equity plans) for the nine months ended December 31, 2016, included the following amounts:

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2016	$—	$—	$67,155	$1,767	$68,922
Net income attributable to noncontrolling interests	17,099	8,839	4,731	513	31,182
Subscriptions	—	—	—	2,604	2,604
Distributions	(12,855)	(2,733)	(2,703)	(506)	(18,797)
Business acquisitions	403,200	105,300	—	2,000	510,500
Foreign exchange	—	—	(4,094)	—	(4,094)
Balance as of December 31, 2016	$407,444	$111,406	$65,089	$6,378	$590,317

Total redeemable noncontrolling interests for the nine months ended December 31, 2015, included the following amounts:

	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests	Management equity plans	Total
Balance as of March 31, 2015	$36,549	$1,949	$7,022	$45,520
Net income (loss) attributable to redeemable noncontrolling interests	(2,542)	1,549	—	(993)
Net subscriptions	50,571	—	—	50,571
Distributions	—	(691)	—	(691)
Business acquisition	—	61,067	—	61,067
Foreign exchange	—	568	—	568
Accretion of/increase in estimated redemption value of affiliate management equity plan interests	—	—	2,489	2,489
Balance as of December 31, 2015	$84,578	$64,442	$9,511	$158,531

(1)	Principally related to VIE and seeded investment products.

12. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, Australian dollar, British pound, euro, Singapore dollar, and Brazilian real. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded in the Consolidated Balance Sheets as of December 31, 2016 and March 31, 2016, were $836 and $8,650, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of December 31, 2016 and March 31, 2016, were $7,047 and $18,079, respectively.

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

With the exception of the two interest rate swap contracts discussed in Note 7, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended December 31, 2016, March 31, 2016, or December

31, 2015. As of December 31, 2016, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $152,768 and open futures contracts relating to seed capital investments with aggregate notional values totaling $121,723. These amounts are representative of the level of non-hedge designation derivative activity throughout the nine months ended December 31, 2016. As of December 31, 2016, the weighted-average remaining contract terms for both currency forward contracts and futures contracts relating to seed capital investments were four months.

The following table presents the derivative assets and related offsets, if any, as of December 31, 2016:

	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Gross amounts not offset in the Balance Sheet
				Financial instruments	Cash collateral	Net amount as of December 31, 2016

Derivative instruments not designated as hedging instruments
Currency forward contracts	$113	$(14)	$99	$—	$—	$99
Futures contracts relating to seed capital investments	—	—	—	737	4,376	5,113
Total derivative instruments not designated as hedging instruments	$113	$(14)	$99	$737	$4,376	$5,212

The following table presents the derivative liabilities and related offsets, if any, as of December 31, 2016:

	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Gross amounts not offset in the Balance Sheet
				Financial instruments	Cash collateral	Net amount as of December 31, 2016

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(8,460)	$1,413	$(7,047)	$—	$—	$(7,047)

The following table presents the derivative assets and related offsets, if any, as of March 31, 2016:

	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Gross amounts not offset in the Balance Sheet
				Financial instruments	Cash collateral	Net amount as of March 31, 2016

Derivative instruments designated as hedging instruments (See Note 7)
Interest rate swap	$—	$—	$—	$7,599	$—	$7,599

Derivative instruments not designated as hedging instruments
Currency forward contracts	1,933	(963)	970	—	—	970
Futures contracts relating to seed capital investments	—	—	—	81	1,840	1,921
Total derivative instruments not designated as hedging instruments	1,933	(963)	970	81	1,840	2,891
Total derivative instruments	$1,933	$(963)	$970	$7,680	$1,840	$10,490

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2016:

	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Gross amounts not offset in the Balance Sheet
				Financial instruments	Cash collateral	Net amount as of March 31, 2016

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(16,364)	$280	$(16,084)	$—	$—	$(16,084)
Futures contracts relating to seed capital investments	—	—	—	(1,995)	5,920	3,925
Total derivative instruments not designated as hedging instruments	$(16,364)	$280	$(16,084)	$(1,995)	$5,920	$(12,159)

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

		Three Months Ended December 31,
		2016		2015
	Income Statement Classification	Gains	Losses	Gains	Losses

Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$1,368	$(6,199)	$2,868	$(3,894)
Seed capital investments	Other non-operating income (expense)	1,932	(837)	932	(213)
Other non-operating activities(1)	Other non-operating income (expense)	—	—	8,100	(1,529)
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	1,965	(3,514)	112	(5,494)

Total gain (loss) from derivatives not designated as hedging instruments		5,265	(10,550)	12,012	(11,130)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	—	—	—	(1,177)
Total		$5,265	$(10,550)	$12,012	$(12,307)

		Nine Months Ended December 31,
		2016		2015
	Income Statement Classification	Gains	Losses	Gains	Losses

Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$11,148	$(13,085)	$4,447	$(7,086)
Seed capital investments	Other non-operating income (expense)	2,943	(1,752)	1,034	(391)
Other non-operating activities(1)	Other non-operating income (expense)	—	—	—	(4,493)
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	2,676	(11,184)	9,603	(6,113)

Total gain (loss) from derivatives not designated as hedging instruments		16,767	(26,021)	15,084	(18,083)
Derivative designated as a fair value hedge (See Note 7)
Interest rate swap	Interest expense	—	—	620	—
Derivative designated as a cash flow hedge (See Note 7)
Interest rate swap (termination)	Other non-operating income (expense)	—	(3,662)	—	—
Interest rate swap	Interest expense	—	(764)	—	—
Total		$16,767	$(30,447)	$15,704	$(18,083)

(1)	Relates to a currency forward executed in August 2015 and closed in October 2015 in connection with the October 2015 acquisition of RARE Infrastructure.

13. Variable Interest Entities and Consolidated Investment Vehicles

As further discussed in Notes 2 and 4, in accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated as CIVs.

Updated Consolidation Accounting Guidance
Effective April 1, 2016, Legg Mason adopted updated consolidation guidance on a modified retrospective basis. See Note 2 for additional information regarding the adoption of this updated guidance. The adoption of the updated guidance as of April 1, 2016, resulted in certain sponsored investment products that reside in foreign mutual fund trusts that were previously accounted for as VREs to be evaluated as VIEs, and the consolidation of nine funds, which were designated as CIVs. Under the updated accounting guidance, Legg Mason also concluded it was the primary beneficiary of one EnTrust sponsored investment fund VIE, which was consolidated and designated a CIV upon the merger of EnTrust and Permal. The adoption also resulted in the deconsolidation of 13 of 14 previously consolidated employee-owned funds, as Legg Mason no longer had a variable interest in those 13 VIEs.

As of December 31, 2016, Legg Mason no longer held a significant financial interest in six of the above foreign mutual funds, and therefore concluded it was no longer the primary beneficiary. As a result, those six funds were not consolidated as of December 31, 2016. In addition, during the quarter ended December 31, 2016, Legg Mason also concluded that it was the primary beneficiary of one additional foreign mutual fund, which was consolidated and designated as a CIV.

Legg Mason also concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated as CIVs) as of December 31, 2016. This sponsored investment fund was also consolidated under prior accounting guidance, as further discussed below.

Prior Consolidation Accounting Guidance
Under prior consolidation guidance, as of March 31, 2016 and December 31, 2015, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of March 31, 2016, and December 31, 2015. Also, as of both March 31, 2016, and December 31, 2015, Legg Mason also concluded it was the primary beneficiary of 14 employee-owned funds it sponsors, which were consolidated and designated as CIVs. As discussed above, effective April 1, 2016, under new accounting guidance, all but one of those employee-owned funds no longer qualified as VIEs, and 13 of those employee-owned funds were therefore deconsolidated.

Legg Mason's investment in CIVs, as of December 31, 2016 and March 31, 2016, was $31,779 and $13,641, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs in the Consolidated Balance Sheets as of December 31, 2016 and March 31, 2016, respectively, and the Consolidated Statements of Income (Loss) for the three and nine months ended December 31, 2016 and 2015, respectively:
Consolidating Balance Sheets

	December 31, 2016				March 31, 2016
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Current Assets	$1,691,997	$105,101	$(29,072)	$1,768,026	$2,288,080	$110,631	$(13,667)	$2,385,044
Non-current assets	6,484,583	9,998	(2,735)	6,491,846	5,135,318	84	—	5,135,402
Total Assets	$8,176,580	$115,099	$(31,807)	$8,259,872	$7,423,398	$110,715	$(13,667)	$7,520,446
Current Liabilities	$745,338	$2,059	$(28)	$747,369	$837,031	$4,548	$(26)	$841,553
Non-current liabilities	2,814,838	—	—	2,814,838	2,267,343	—	—	2,267,343
Total Liabilities	3,560,176	2,059	(28)	3,562,207	3,104,374	4,548	(26)	3,108,896
Redeemable Non-controlling interests	615,425	24,016	57,359	696,800	81,649	94,027	109	175,785
Total Stockholders’ Equity	4,000,979	89,024	(89,138)	4,000,865	4,237,375	12,140	(13,750)	4,235,765
Total Liabilities and Equity	$8,176,580	$115,099	$(31,807)	$8,259,872	$7,423,398	$110,715	$(13,667)	$7,520,446

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Consolidating Statements of Income (Loss)

	Three Months Ended
	December 31, 2016				December 31, 2015
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other	CIVs and Other	Eliminations	Consolidated Totals
Total Operating Revenues	$715,601	$—	$(360)	$715,241	$659,636	$—	$(79)	$659,557
Total Operating Expenses	604,075	383	(383)	604,075	900,165	116	(79)	900,202
Operating Income (Loss)	111,526	(383)	23	111,166	(240,529)	(116)	—	(240,645)
Total Non-Operating Income (Expense)	(20,545)	793	(446)	(20,198)	(521)	(1,509)	414	(1,616)
Income (Loss) Before Income Tax Provision (Benefit)	90,981	410	(423)	90,968	(241,050)	(1,625)	414	(242,261)
Income tax provision (benefit)	26,441	—	—	26,441	(103,651)	—	—	(103,651)
Net Income (Loss)	64,540	410	(423)	64,527	(137,399)	(1,625)	414	(138,610)
Less: Net income (loss) attributable to noncontrolling interests	13,101	(4)	(9)	13,088	1,227	—	(1,211)	16
Net Income (Loss) Attributable to Legg Mason, Inc.	$51,439	$414	$(414)	$51,439	$(138,626)	$(1,625)	$1,625	$(138,626)

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

	Nine Months Ended
	December 31, 2016				December 31, 2015
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$2,164,162	$—	$(386)	$2,163,776	$2,041,539	$—	$(246)	$2,041,293
Total Operating Expenses	1,851,199	606	(383)	1,851,422	2,024,275	336	(246)	2,024,365
Operating Income	312,963	(606)	(3)	312,354	17,264	(336)	—	16,928
Total Non-Operating Income (Expense)	(53,063)	10,444	(1,682)	(44,301)	(46,388)	(3,406)	1,200	(48,594)
Income (Loss) Before Income Tax Provision (Benefit)	259,900	9,838	(1,685)	268,053	(29,124)	(3,742)	1,200	(31,666)
Income tax provision (benefit)	71,654	—	—	71,654	(50,914)	—	—	(50,914)
Net Income (Loss)	188,246	9,838	(1,685)	196,399	21,790	(3,742)	1,200	19,248
Less: Net income (loss) attributable to noncontrolling interests	36,914	552	7,601	45,067	1,549	—	(2,542)	(993)
Net Income (Loss) Attributable to Legg Mason, Inc.	$151,332	$9,286	$(9,286)	$151,332	$20,241	$(3,742)	$3,742	$20,241

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

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

Legg Mason had no financial liabilities of CIVs carried at fair value as of December 31, 2016 or March 31, 2016. The fair value of the financial assets of CIVs were determined using the following categories of inputs as of December 31, 2016 and March 31, 2016:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV(1)	Balance as of December 31, 2016
Assets:
Trading investments:
Hedge funds	$—	$—	$—	$16,326	$16,326
Other proprietary fund products	63,057	—	—	—	63,057
Total trading investments	63,057	—	—	16,326	79,383
Investments:
Hedge funds	—	—	—	8,477	8,477
Total investments	$63,057	$—	$—	$24,803	$87,860

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV(1)	Balance as of March 31, 2016
Assets:
Trading investments:
Hedge funds	$—	$—	$—	$18,144	$18,144
Other proprietary fund products	22,327	8,244	—	—	30,571
Total trading investments	$22,327	$8,244	$—	$18,144	$48,715

(1)	Reflects certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during either of the three and nine months ended December 31, 2016 and 2015.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of December 31, 2016 and March 31, 2016, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of December 31, 2016
Category of Investment	Investment Strategy	December 31, 2016		March 31, 2016	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$24,803	(1)	$18,144	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 4% daily redemption; 10% monthly redemption; 42% quarterly redemption; and 44% are subject to three to five year lock-up or side pocket provisions.

As of December 31, 2016 and March 31, 2016, for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of December 31, 2016		As of March 31, 2016
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
CLOs	$—	$—	$—	$288
Real Estate Investment Trust	11,446	13,167	9,540	14,595
Other investment funds	24,358	39,275	22,551	27,852
Total	$35,804	$52,442	$32,091	$42,735

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $24,783,450 and $17,170,697 as of December 31, 2016 and March 31, 2016, respectively.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investment securities, and the liabilities are primarily comprised of various expense accruals. As of March 31, 2016, the assets and liabilities of these VIEs also included CLO loans and CLO debt, respectively. These VIEs were not consolidated because either (1) Legg Mason does not have the power to direct significant economic activities of the entity and rights/obligations associated with benefits/losses that could be significant to the entity, or (2) Legg Mason does not absorb a majority of each VIE's expected losses or does not receive a majority of each VIE's expected residual gains. Under the new consolidation guidance, effective April 1, 2016, these CLOs are no longer deemed to be VIEs.

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

Executive Overview
Legg Mason, Inc., a holding company, with its subsidiaries (collectively, "Legg Mason") is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment products. We offer these products and services directly and through various financial intermediaries. We have operations principally in the U.S. and the U.K. and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Luxembourg, Singapore, Spain, Switzerland and Taiwan. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of global financial markets. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates and changes in currency exchange rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in the attraction and retention of clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share and corresponding flows out of products in which we do have market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, and in Item 1A. herein.

Our strategic priorities are focused on four primary areas listed below.  Management keeps these strategic priorities in mind when it evaluates our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below the most important initiatives on which management currently focuses in evaluating our performance and financial condition.

	Strategic Priorities		Initiatives
•	Products	•	Create an innovative portfolio of investment products and promote revenue growth by developing new products and leveraging the capabilities of our affiliates
		•	Identify and execute strategic acquisitions to increase product offerings, strengthen our affiliates, and fill gaps in products and services

•	Performance	•	Deliver compelling and consistent performance against both relevant benchmarks and the products and services of our competitors

•	Distribution	•	Continue to maintain and enhance our top tier distribution function with the capability to offer solutions to relevant investment challenges and grow market share worldwide

•	Productivity	•	Operate with a high level of effectiveness and improve ongoing efficiency
		•	Manage expenses
		•	Align economic relationships with affiliate management teams, including retained affiliate management equity and the implementation of affiliate management equity plan agreements

The strategic priorities discussed above are designed to drive improvements in our net flows, earnings, cash flows, AUM and other key metrics, including operating margin.  Certain of these key metrics are discussed in our quarterly results discussion below.

In connection with these strategic priorities:

•
On April 13, 2016, we acquired a majority equity interest in Clarion Partners, LLC ("Clarion Partners"), a diversified real estate firm headquartered in New York. Clarion Partners managed approximately $42 billion in AUM at closing, across the real estate risk/return spectrum. During the nine months ended December 31, 2016, we incurred acquisition-related costs of $25.9 million in connection with this transaction, including $15.2 million related to the implementation of an affiliate management equity plan for the management team of Clarion Partners. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding the Clarion Partners management equity plan.

•
On May 2, 2016, we combined The Permal Group, Limited ("Permal"), our existing hedge fund platform, with EnTrust Capital ("EnTrust"). EnTrust is an independent hedge fund investor and alternative asset manager headquartered in New York with approximately $10 billion in AUM at closing. During the nine months ended December 31, 2016, we incurred acquisition-related costs of $7.0 million, and during the three and nine months ended December 31, 2016, we incurred transition-related costs of $3.0 million and $39.7 million, respectively, in connection with this combination. We expect to incur an additional $8 million to $10 million of transition-related costs, approximately $3 million to $4 million of which will be incurred during the fourth quarter of fiscal 2017, with the remainder to be incurred in fiscal 2018 and fiscal 2019. We expect to achieve approximately $35 million in annual savings in fiscal 2018 from the pre-transaction cost structures of the two businesses.

•	On August 1, 2016, we launched the Legg Mason International Low Volatility High Dividend ETF. This product is an all-cap ETF composed of international stocks.

•
On August 17, 2016, we acquired an 82% equity interest in Financial Guard LLC ("Financial Guard"), an online registered investment adviser and innovative technology-enabled wealth management and investment advice platform.

•
On December 30, 2016, we launched the Legg Mason Global Infrastructure ETF, which is sub-advised by RARE Infrastructure Limited ("RARE Infrastructure"). The ETF seeks to provide income and capital appreciation through a diversified portfolio of global Infrastructure securities across developed and emerging markets.

See Note 3 of Notes to Consolidated Financial Statements for additional information regarding these acquisitions.

Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2016, was $51.4 million, or $0.50 per diluted share, as compared to Net Loss Attributable to Legg Mason, Inc. of $138.6 million, or $1.31 per diluted share for the three months ended December 31, 2015.  The three months ended December 31, 2016, included pre-tax impairment charges of $35.0 million, or $0.25 per diluted share, related to RARE Infrastructure amortizable intangible assets and the Permal trade name. The three months ended December 31, 2016, also included $3.0 million of expenses, or $0.02 per diluted share, related to the restructuring of Permal for the combination with EnTrust. In addition, the three months ended December 31, 2016, included a credit totaling $14.5 million, or $0.10 per diluted share, related to fair value adjustments to decrease the contingent consideration liabilities associated with the acquisitions of Martin Currie (Holdings) Limited ("Martin Currie"), RARE Infrastructure, QS Investors Holdings, LLC ("QS Investors"), and Financial Guard. The three months ended December 31, 2015, included pre-tax impairment charges related to intangible assets of $371.0 million, or $2.79 per diluted share, related to Permal/Fauchier Partners Management Limited ("Fauchier") indefinite-life intangible assets. In addition, the three months ended December 31, 2015, included a credit totaling $26.4 million, or $0.25 per diluted share, related to fair value adjustments to decrease the contingent consideration liabilities associated with the acquisitions of Martin Currie and Fauchier.

Average AUM and total operating revenues both increased for the three months ended December 31, 2016, primarily due to the inclusion of AUM and incremental revenues related to the acquisitions of Clarion Partners and EnTrust.

During the 12-month period ended December 31, 2016, total AUM increased due to the acquisitions of Clarion Partners and EnTrust and the impact of positive market performance and other, which were offset in part by net client outflows in both liquidity and long-term AUM.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
Equity markets improved significantly during the three and nine months ended December 31, 2016, largely due to the outcome of the U.S. presidential election, while bond markets declined during the three and nine months ended December 31, 2016, due in part to the second increase in the target federal funds rate since 2006. In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit." While the announcement of Brexit only had a temporary impact on domestic markets, it resulted in significant volatility in international and currency markets.

Our industry continues to be impacted by the generally low growth and low return environment, with continued migration from active to passive strategies, which, together with regulatory reform, continues to put pressure on fees, contributing to the consolidation of products and managers on distribution platforms. For example, in the December 2016 quarter, active U.S. equity mutual funds experienced $157 billion in outflows. These factors continue to create significant flow pressure for active managers like ourselves.

Although all three major U.S. equity market indices increased during the three months ended December 31, 2015, they were mixed over the nine month period ended December 31, 2015. During both the three and nine months ended December 31, 2015 bond market indices decreased.

	% Change for the three months ended December 31:		% Change for the nine months ended December 31:
Indices(1)	2016	2015	2016	2015
Dow Jones Industrial Average(2)	7.9%	7.0%	11.8%	(2.0)%
S&P 500(2)	3.3%	6.5%	8.7%	(1.2)%
NASDAQ Composite Index(2)	1.3%	8.4%	10.5%	2.2%
Barclays Capital U.S. Aggregate Bond Index	(3.0)%	(0.6)%	(0.4)%	(1.0)%
Barclays Capital Global Aggregate Bond Index	(7.1)%	(0.9)%	(3.6)%	(1.3)%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

As previously discussed, in December 2016, the Federal Reserve Board increased the target federal funds rate from 0.50% to 0.75%, representing the second increase since 2006. While the economic outlook for the U.S. has remained positive in recent years, the financial environment in which we operate continues to reflect a heightened level of volatility as we move through fiscal 2017.

Quarter Ended December 31, 2016, Compared to Quarter Ended December 31, 2015

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Alternative		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	Real Estate	•	U.S. Managed Cash
•	Large Cap Value	•	U.S. Credit Aggregate	•	Hedge Funds	•	U.S. Municipal Cash
•	Equity Income	•	Global Opportunistic Fixed Income	•	Listed Infrastructure
•	Small Cap Core	•	Global Government
•	Large Cap Core	•	U.S. Municipal
•	International Equity	•	Global Fixed Income
•	Sector Equity	•	High Yield
•	Small Cap Value	•	U.S. Long Duration
•	Mid Cap Core	•	U.S. Limited Duration
•	Emerging Markets Equity	•	Emerging Markets Debt
•	Global Equity

The components of the changes in our AUM (in billions) for the three months ended December 31, 2016 and 2015, were as follows:

	2016	2015
Beginning of period	$732.9	$672.1
Net client cash flows:
Investment funds, excluding liquidity products(1):
Subscriptions	15.5	12.9
Redemptions	(16.4)	(16.4)
Long-term separate account flows, net	(3.1)	1.1
Total long-term flows	(4.0)	(2.4)
Liquidity fund flows, net	(7.8)	(11.2)
Liquidity separate account flows, net	0.9	0.3
Total liquidity flows	(6.9)	(10.9)
Total net client cash flows	(10.9)	(13.3)
Market performance and other(2)	(2.3)	6.4
Impact of foreign exchange	(8.4)	(0.5)
Acquisition (disposition)(3)	(0.9)	6.8
End of period	$710.4	$671.5

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(3)
Includes $0.9 billion related to the sale of Legg Mason Poland during the three months ended December 31, 2016, and $6.8 billion related to the acquisition of RARE Infrastructure during the three months ended December 31, 2015.

AUM at December 31, 2016 was $710.4 billion, a decrease of $22.5 billion, or 3%, from September 30, 2016. Total net client outflows were $10.9 billion, consisting of $6.9 billion of net client outflows from the liquidity asset class and $4.0 billion of net client outflows from long-term asset classes. Long-term asset net outflows were comprised of equity net outflows of $3.7 billion and alternative net outflows of $0.8 billion, offset in part by fixed income net inflows of $0.5 billion. Equity net outflows were primarily in products managed by ClearBridge Investments, LLC (“ClearBridge”), QS Investors, Brandywine Global Investment Management, LLC ("Brandywine") and Royce & Associates ("Royce"), and were offset in part by equity net inflows at Martin Currie. Beginning in fiscal 2017, we now present alternative assets as a separate asset class of our AUM. The alternative asset class consists of all AUM managed by Clarion Partners, EnTrustPermal Group

Holdings, LLC ("EnTrustPermal"), RARE Infrastructure, and Glouston Capital (formerly Permal Capital Management, LLC). All prior periods have been revised to present the alternative asset class. Alternative net outflows were primarily in products managed by RARE Infrastructure and EnTrustPermal. Fixed income net inflows were primarily in products managed by Western Asset Management Company ("Western Asset"), offset in part by net outflows in products managed by Brandywine. We generally earn higher fees and profits on alternative and equity AUM and thus net flows in those asset classes more heavily impact our revenues and Net Income Attributable to Legg Mason, Inc. than do net flows in the fixed income and liquidity asset classes. Market performance and other was $(2.3) billion and the impact of foreign currency exchange rate fluctuations was $(8.4) billion. The disposition of a small, non-core affiliate, Legg Mason Poland, in December 2016, resulted in a decrease of $0.9 billion.

Our outflows in equity and alternative assets reflect the significant industry-wide flow pressure for active managers discussed above under the heading "Business Environment".

AUM by Asset Class
AUM by asset class (in billions) as of December 31, 2016 and 2015, were as follows:

	2016	% of Total	2015	% of Total	% Change
Equity	$169.0	24%	$167.3	25%	1%
Fixed income	381.1	54	364.8	54	4
Alternative	71.5	10	24.1	4	n/m
Total long-term assets	621.6	88	556.2	83	12
Liquidity	88.8	12	115.3	17	(23)
Total	$710.4	100%	$671.5	100%	6

Average AUM by asset class (in billions) for the three months ended December 31, 2016 and 2015, were as follows:

	2016	% of Total	2015	% of Total	% Change
Equity	$166.7	23%	$170.7	25%	(2)%
Fixed income	387.8	54	366.3	54	6
Alternative	71.3	10	22.8	3	n/m
Total long-term assets	625.8	87	559.8	82	12
Liquidity	90.9	13	123.2	18	(26)
Total	$716.7	100%	$683.0	100%	5

The component changes in our AUM by asset class (in billions) for the three months ended December 31, 2016 and 2015, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
September 30, 2016	$168.4	$396.9	$72.0	$637.3	$95.6	$732.9
Investment funds, excluding liquidity funds:
Subscriptions	6.9	7.2	1.4	15.5	—	15.5
Redemptions	(7.3)	(7.4)	(1.7)	(16.4)	—	(16.4)
Separate account flows, net	(3.3)	0.7	(0.5)	(3.1)	0.9	(2.2)
Liquidity fund flows, net	—	—	—	—	(7.8)	(7.8)
Net client cash flows	(3.7)	0.5	(0.8)	(4.0)	(6.9)	(10.9)
Market performance and other(1)	6.0	(9.2)	0.7	(2.5)	0.2	(2.3)
Impact of foreign exchange	(1.3)	(6.7)	(0.4)	(8.4)	—	(8.4)
Disposition(2)	(0.4)	(0.4)	—	(0.8)	(0.1)	(0.9)
December 31, 2016	$169.0	$381.1	$71.5	$621.6	$88.8	$710.4

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Related to the sale of Legg Mason Poland.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
September 30, 2015	$164.8	$363.1	$18.1	$546.0	$126.1	$672.1
Investment funds, excluding liquidity funds:
Subscriptions	6.0	6.6	0.3	12.9	—	12.9
Redemptions	(9.2)	(6.4)	(0.8)	(16.4)	—	(16.4)
Separate account flows, net	(1.1)	2.1	0.1	1.1	0.3	1.4
Liquidity fund flows, net	—	—	—	—	(11.2)	(11.2)
Net client cash flows	(4.3)	2.3	(0.4)	(2.4)	(10.9)	(13.3)
Market performance and other(1)	7.0	(0.4)	(0.3)	6.3	0.1	6.4
Impact of foreign exchange	(0.2)	(0.2)	(0.1)	(0.5)	—	(0.5)
Acquisition(2)	—	—	6.8	6.8	—	6.8
December 31, 2015	$167.3	$364.8	$24.1	$556.2	$115.3	$671.5

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Related to the acquisition of RARE Infrastructure.

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended December 31, 2016 and 2015, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
December 31, 2015	$167.3	$364.8	$24.1	$556.2	$115.3	$671.5
Investment funds, excluding liquidity funds:
Subscriptions	22.0	27.9	4.8	54.7	—	54.7
Redemptions	(28.3)	(25.3)	(7.8)	(61.4)	—	(61.4)
Separate account flows, net	(6.5)	(3.1)	(2.4)	(12.0)	0.7	(11.3)
Liquidity fund flows, net	—	—	—	—	(28.2)	(28.2)
Net client cash flows	(12.8)	(0.5)	(5.4)	(18.7)	(27.5)	(46.2)
Market performance and other(1)	15.8	17.4	1.7	34.9	0.5	35.4
Impact of foreign exchange	(1.1)	(0.2)	—	(1.3)	0.6	(0.7)
Acquisitions (disposition), net(2)	(0.2)	(0.4)	51.1	50.5	(0.1)	50.4
December 31, 2016	$169.0	$381.1	$71.5	$621.6	$88.8	$710.4

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)
Primarily includes $41.5 billion related to the acquisition of Clarion Partners in April 2016, and $9.6 billion related to the acquisition of EnTrust in May 2016, offset in part by $0.9 billion related to the sale of Legg Mason Poland in December 2016.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
December 31, 2014	$184.9	$361.2	$20.0	$566.1	$143.0	$709.1
Investment funds, excluding liquidity funds:
Subscriptions	25.0	33.0	1.0	59.0	—	59.0
Redemptions	(34.5)	(26.2)	(3.0)	(63.7)	—	(63.7)
Separate account flows, net	3.4	9.4	0.1	12.9	0.4	13.3
Liquidity fund flows, net	—	—	—	—	(27.3)	(27.3)
Net client cash flows	(6.1)	16.2	(1.9)	8.2	(26.9)	(18.7)
Market performance and other(1)	(10.4)	(5.4)	(0.5)	(16.3)	0.3	(16.0)
Impact of foreign exchange	(1.1)	(7.2)	(0.3)	(8.6)	(1.1)	(9.7)
Acquisition(2)	—	—	6.8	6.8	—	6.8
December 31, 2015	$167.3	$364.8	$24.1	$556.2	$115.3	$671.5

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Related to the acquisition of RARE Infrastructure.

AUM at December 31, 2016, increased $38.9 billion, or 6%, from December 31, 2015. Total net client outflows were $46.2 billion, comprised of $27.5 billion of net client outflows from the liquidity asset class and $18.7 billion of net client outflows from long-term asset classes. Long-term asset net outflows were comprised of equity net outflows of $12.8 billion, alternative net outflows of $5.4 billion and fixed income net outflows of $0.5 billion. Equity net outflows were primarily in products managed by ClearBridge, Royce, Brandywine and QS Investors, offset in part by equity net inflows into products managed by Martin Currie. Alternative net outflows were primarily in products managed by EnTrustPermal and RARE. Fixed income net outflows were primarily in products managed by Brandywine, offset in part by net inflows into products managed by Western Asset. Market performance and other was $35.4 billion and the impact of foreign currency exchange rate fluctuations totaled $(0.7) billion. Acquisitions (disposition), net, totaled $50.4 billion, and was primarily related to $41.5 billion related to the acquisition of Clarion Partners in April 2016, and $9.6 billion related to the acquisition of EnTrust in May 2016, offset in part by a decrease of $0.9 billion related to the disposition of Legg Mason Poland in December 2016.

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

The component changes in our AUM by distribution channel (in billions) for the three months ended December 31, 2016 and 2015, were as follows:

	Global Distribution(1)	Affiliate/Other	Total
September 30, 2016	$272.8	$460.1	$732.9
Net client cash flows, excluding liquidity funds	0.3	(3.4)	(3.1)
Liquidity fund flows, net	—	(7.8)	(7.8)
Net client cash flows	0.3	(11.2)	(10.9)
Market performance and other(2)	2.4	(4.7)	(2.3)
Impact of foreign exchange	(4.1)	(4.3)	(8.4)
Disposition(3)	—	(0.9)	(0.9)
December 31, 2016	$271.4	$439.0	$710.4

(1)
Excludes $14.0 billion and $12.7 billion of AUA as of December 31, 2016 and September 30, 2016, respectively. Net client cash flows for the three months ended December 31, 2016, excludes $0.9 billion of AUA net inflows.

(2)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(3)	Related to the sale of Legg Mason Poland.

	Global Distribution(1)	Affiliate/Other	Total
September 30, 2015	$250.0	$422.1	$672.1
Net client cash flows, excluding liquidity funds	(0.2)	(1.9)	(2.1)
Liquidity fund flows, net	—	(11.2)	(11.2)
Net client cash flows	(0.2)	(13.1)	(13.3)
Market performance and other(2)	5.7	0.7	6.4
Impact of foreign exchange	0.1	(0.6)	(0.5)
Acquisition(3)	—	6.8	6.8
December 31, 2015	$255.6	$415.9	$671.5

(1)
Excludes $9.3 billion and $8.7 billion of AUA as of December 31, 2015 and September 30, 2015, respectively. Net client cash flows for the three months ended December 31, 2015, excludes $0.4 billion of AUA net inflows.

(2)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(3)	Related to the acquisition of RARE Infrastructure.

Operating Revenue Yield
We calculate operating revenue yields as the ratio of the sum of annualized investment advisory fees, distribution and service fees, and other revenues, less performance fees, to average AUM. For both the three months ended December 31, 2016 and 2015, our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 38 basis points. Fees for managing alternative and equity assets are generally higher, with alternative assets averaging approximately 70 basis points and 110 basis points for the three months ended December 31, 2016 and 2015, respectively, and fees for managing equity assets averaging approximately 65 basis points and 70 basis points for the three months ended December 31, 2016 and 2015, respectively. The average fee rate for managing alternative assets declined over the last year due to the acquisition of Clarion Partners in April 2016, whose products typically earn lower average fees than our other alternative asset products, while the average fee rate for managing equity assets declined over the last year due to a shift in the mix of assets from higher fee to lower fee products. This compares to fees for managing fixed income assets, which averaged approximately 25 basis points and 30 basis points for the three months ended December 31, 2016 and 2015, respectively, and liquidity assets, which averaged approximately 10 basis points for the quarter ended December 31, 2016 and under 10 basis points for the quarter ended December 31, 2015. The average fee rate for managing liquidity assets for both the three months ended December 31, 2016 and 2015, reflects the impact of current advisory fee waivers due to the low interest rate environment. The average fee rate for managing liquidity assets increased over the last year due to a reduction in fee waivers, which is expected to continue over time as interest rates increase. Fee waivers for competitive and regulatory reasons aggregated approximately $70 million for fiscal 2016. As a result of withdrawals and interest rate increases, fee waivers are expected to aggregate approximately $25 million in fiscal 2017 and were approximately $20 million for the nine months ended December 31, 2016. Equity assets are primarily managed by ClearBridge, Royce, Brandywine, QS Investors and Martin Currie; alternative assets are primarily managed by Clarion Partners, EnTrustPermal and RARE Infrastructure; fixed income assets are primarily managed by Western Asset and Brandywine; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 45 basis points each of the quarters ended December 31, 2016 and 2015, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 35 basis points for each of the quarters ended December 31, 2016 and 2015.

Investment Performance
Overall investment performance of our AUM for the three months ended December 31, 2016 and 2015, was mixed compared to relevant benchmarks.

For the three months ended December 31, 2016, U.S. equity indices produced positive returns. The best performing index was the Russell 2000, which returned 8.8% for the three months ended December 31, 2016. The lowest performing index was the NASDAQ, which returned 1.3% for the three months ended December 31, 2016. These positive returns reflect growth of investor confidence following the U.S. Presidential election.

In the U.S. fixed income markets, interest rates rose over the quarter as markets anticipated higher U.S. growth and inflation stemming from fiscal stimulus. Generally, there was strong demand for risky assets over the quarter causing most fixed income sectors to outperform U.S. Treasury Bonds. The lowest performing fixed income sector for the three months ended December 31, 2016, was U.S. Government, as measured by the Barclays U.S. Government Index which returned (3.7)%.  The best performing fixed income sector for the quarter was U.S. High Yield as measured by the Barclays U.S. High Yield Index which returned 1.7% for the three months ended December 31, 2016.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of December 31, 2016 and 2015, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2016				As of December 31, 2015
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	76%	68%	84%	82%	60%	80%	83%	88%
Equity:
Large cap	53%	14%	60%	79%	32%	67%	64%	90%
Small cap	59%	19%	38%	51%	18%	16%	27%	39%
Total equity (includes other equity)	53%	25%	62%	75%	38%	62%	62%	80%
Fixed income:
U.S. taxable	88%	79%	91%	83%	72%	86%	86%	87%
U.S. tax-exempt	100%	100%	100%	100%	100%	100%	100%	100%
Global taxable	75%	75%	82%	77%	21%	76%	86%	84%
Total fixed income	85%	79%	89%	83%	57%	83%	87%	87%
Alternative	43%	84%	89%	66%	34%	44%	83%	97%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of December 31, 2016 and 2015, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2016				As of December 31, 2015
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	68%	65%	72%	71%	43%	63%	72%	60%
Equity:
Large cap	71%	87%	80%	63%	31%	79%	87%	47%
Small cap	69%	11%	36%	59%	12%	23%	18%	51%
Total equity (includes other equity)	62%	58%	67%	62%	33%	61%	66%	48%
Fixed income:
U.S. taxable	88%	86%	88%	87%	81%	84%	84%	78%
U.S. tax-exempt	63%	61%	60%	88%	23%	50%	72%	89%
Global taxable	59%	45%	87%	57%	33%	36%	81%	20%
Total fixed income	76%	73%	79%	83%	58%	67%	80%	78%
Alternative	92%	100%	100%	n/a	100%	100%	100%	n/a

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

As of December 31, 2016 and 2015, approximately 88% and 90%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of both December 31, 2016 and 2015, the U.S. long-term mutual fund assets represented in the data accounted for 18% and 19% of our total AUM, respectively. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of December 31, 2016, constituted an aggregate of approximately $418 billion, or approximately 59% of our total AUM. The most meaningful exclusion of funds are our alternative fund strategies, which primarily involve privately placed hedge funds and privately placed real estate funds, and represent only 5% of our total AUM as of December 31, 2016, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	5.71%	5.00%	14.69%	6.79%	11.85%
Russell 3000 Growth		Relative	(1.68)%	(3.27)%	0.25%	(1.49)%	1.99%
ClearBridge Appreciation Fund	3/10/1970	Absolute	9.07%	7.00%	12.83%	6.95%	10.25%
S&P 500		Relative	(2.89)%	(1.87)%	(1.83)%	—%	(0.16)%
ClearBridge Dividend Strategy	11/6/1992	Absolute	15.03%	7.36%	12.03%	6.17%	8.51%
S&P 500		Relative	3.07%	(1.51)%	(2.63)%	(0.78)%	(0.72)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	6.85%	9.70%	16.87%	8.06%	8.04%
Russell 1000 Growth		Relative	(0.23)%	1.15%	2.37%	(0.27)%	2.03%
ClearBridge Value Trust	4/16/1982	Absolute	11.72%	6.44%	13.74%	1.41%	11.62%
S&P 500		Relative	(0.24)%	(2.43)%	(0.92)%	(5.54)%	(0.10)%
ClearBridge All Cap Value	11/12/1981	Absolute	17.70%	6.23%	12.32%	4.61%	10.11%
Russell 3000 Value		Relative	(0.70)%	(2.32)%	(2.49)%	(1.15)%	(1.75)%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	13.13%	7.15%	13.65%	6.14%	9.57%
Russell 1000 Value		Relative	(4.21)%	(1.44)%	(1.15)%	0.42%	(0.77)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	13.83%	7.19%	13.20%	n/a	13.49%
Russell 1000 Value		Relative	(3.51)%	(1.40)%	(1.60)%	n/a	(0.06)%

Small Cap
Royce Total Return Fund	12/15/1993	Absolute	25.87%	5.79%	12.45%	6.86%	10.93%
Russell 2000		Relative	4.56%	(0.95)%	(2.01)%	(0.21)%	1.99%
ClearBridge Small Cap Growth	7/1/1998	Absolute	5.76%	1.30%	12.38%	7.61%	9.73%
Russell 2000 Growth		Relative	(5.56)%	(3.75)%	(1.36)%	(0.15)%	3.37%
Royce Pennsylvania Mutual	6/30/1967	Absolute	26.49%	3.62%	11.51%	6.45%	11.69%
Russell 2000		Relative	5.18%	(3.12)%	(2.95)%	(0.62)%	n/a
Royce Premier Fund	12/31/1991	Absolute	24.65%	3.65%	9.65%	7.91%	11.55%
Russell 2000		Relative	3.34%	(3.09)%	(4.81)%	0.84%	1.86%
Royce Special Equity	5/1/1998	Absolute	32.21%	5.41%	11.82%	8.50%	9.53%
Russell 2000		Relative	10.90%	(1.33)%	(2.64)%	1.43%	2.07%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	4.79%	4.56%	4.16%	5.52%	6.16%
Barclays US Aggregate		Relative	2.14%	1.53%	1.93%	1.18%	1.17%
Western Asset Core Bond Fund	9/4/1990	Absolute	4.12%	4.21%	3.54%	4.87%	6.87%
Barclays US Aggregate		Relative	1.47%	1.18%	1.31%	0.53%	0.71%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	5.53%	2.77%	3.38%	4.34%	4.62%
Barclays US Aggregate		Relative	2.88%	(0.26)%	1.15%	—%	0.09%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	1.85%	0.95%	1.40%	1.63%	3.53%
Citi Treasury Gov't/Credit 1-3 YR		Relative	0.58%	0.08%	0.49%	(0.81)%	(0.63)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	3.16%	2.84%	2.94%	4.55%	5.73%
Barclays Intermediate Gov't/Credit		Relative	1.08%	0.75%	1.09%	0.71%	0.62%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	2.40%	0.88%	0.12%	3.65%	4.84%
Barclays US TIPS		Relative	(2.28)%	(1.38)%	(0.77)%	(0.71)%	(0.39)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	7.99%	5.02%	5.85%	5.01%	6.48%
Barclays US Credit		Relative	2.36%	0.95%	2.00%	(0.30)%	0.15%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	4.47%	8.99%	16.34%	n/a	14.03%
BOFAML Floating Rate Home Loan Index		Relative	2.35%	6.72%	10.46%	n/a	8.92%
Western Asset High Yield Fund	9/28/2001	Absolute	15.98%	2.44%	6.38%	5.94%	7.18%
Barclays US Corp High Yield		Relative	(1.15)%	(2.22)%	(0.98)%	(1.51)%	(1.43)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	2.57%	1.13%	1.94%	1.36%	2.71%
Citi T-Bill 6-Month		Relative	2.17%	0.94%	1.78%	0.48%	(0.04)%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	0.11%	4.49%	3.75%	4.70%	7.62%
Barclays Municipal Bond		Relative	(0.14)%	0.35%	0.47%	0.45%	0.47%

Global Taxable
Legg Mason Western Asset Macro Opportunities Bond	11/30/2013	Absolute	6.56%	n/a	n/a	n/a	4.90%
3-Month LIBOR		Relative	5.81%	n/a	n/a	n/a	4.47%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	5.41%	0.82%	2.20%	n/a	5.05%
Citi World Gov't Bond		Relative	3.81%	1.66%	3.19%	n/a	2.28%
Legg Mason Brandywine Absolute Return Opportunities Fund	2/28/2011	Absolute	4.11%	0.93%	3.19%	n/a	2.79%
Citi 3-Month T-Bill		Relative	3.84%	0.82%	3.10%	n/a	2.71%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	2.56%	(1.38)%	(0.14)%	3.36%	3.75%
Citi World Gov't Bond		Relative	0.96%	(0.54)%	0.85%	0.37%	0.38%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	11.57%	2.57%	2.85%	4.13%	6.23%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	3.95%	0.03%	(0.38)%	(1.16)%	(0.70)%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	15.74%	2.03%	6.03%	5.18%	7.07%
Barclays Global High Yield		Relative	1.47%	(1.57)%	(1.34)%	(2.17)%	(1.93)%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	1.72%	4.02%	4.66%	n/a	4.15%
Barclays Global Aggregate Index		Relative	(2.23)%	(0.13)%	1.08%	n/a	0.26%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	3.17%	5.18%	5.81%	6.63%	6.20%
UBS Australian Composite Bond Index		Relative	0.25%	0.13%	0.86%	0.46%	0.36%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	11.23%	3.23%	3.28%	5.69%	9.30%
JPM EMBI Global		Relative	1.04%	(2.36)%	(2.16)%	(1.03)%	0.37%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.51%	0.24%	0.20%	1.04%	3.22%
Citi 3-Month T-Bill		Relative	0.24%	0.13%	0.11%	0.31%	0.29%

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
As of December 31, 2016, AUA was $41 billion, comprised of approximately $17 billion related to QS Investors, approximately $11 billion related to ClearBridge, approximately $10 billion related to Western Asset, approximately $2 billion related to EnTrustPermal and approximately $1 billion related to Brandywine. AUA fee rates vary with the level of non-discretionary service provided and other factors, and our average annualized fee rate related to AUA was approximately 10 basis points for the three months ended December 31, 2016.

Results of Operations
In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment products. The consolidation of these investment products has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in other consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Non-operating income (expense), is reflected in our Net Income Attributable to Legg Mason, Inc. See Notes 2, 4, and 13 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment products.

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2016	2015	$ Change	% Change
Investment advisory fees:
Separate accounts	$231.9	$208.5	$23.4	11%
Funds	369.0	345.5	23.5	7
Performance fees	22.9	9.2	13.7	n/m
Distribution and service fees	90.2	95.9	(5.7)	(6)
Other	1.2	0.5	0.7	n/m
Total Operating Revenues	$715.2	$659.6	$55.6	8%
n/m - not meaningful

Total operating revenues for the three months ended December 31, 2016, were $715.2 million, an increase of 8% from $659.6 million for the three months ended December 31, 2015, primarily due to incremental revenues related to the acquisitions of Clarion Partners and EnTrust and an increase in performance fees. Although average long-term AUM comprised a higher percentage of total AUM for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, our operating revenue yield, excluding performance fees, remained flat at 38 basis points as of both December 31, 2016 and 2015, as a result of a less favorable product mix, with lower yielding products comprising a higher percentage of our long-term average AUM.

Investment advisory fees from separate accounts increased, $23.4 million, or 11%, to $231.9 million, as compared to $208.5 million for the three months ended December 31, 2015. Of this increase, $14.7 million was due to Clarion Partners which was acquired in April 2016 and $11.9 million was due to EnTrust which was acquired in May 2016. These increases were offset in part by a decrease of $5.7 million due to lower average alternative assets managed by legacy Permal.

Investment advisory fees from funds increased $23.5 million, or 7%, to $369.0 million, as compared to $345.5 million for the three months ended December 31, 2015, primarily due to $32.9 million due to Clarion Partners which was acquired in April 2016 and $18.0 million due to EnTrust which was acquired in May 2016. These increases were offset in part by decreases of $23.4 million due to lower average alternative assets managed by legacy Permal and $9.7 million due to lower average equity assets managed by Royce.

Of our total AUM as of December 31, 2016 and 2015, approximately 11% and 7%, respectively, was in accounts that were eligible to earn performance fees. Investment advisory performance fees increased $13.7 million, to $22.9 million, as compared to $9.2 million for the three months ended December 31, 2015, primarily due to $7.2 million in fees earned on assets managed by EnTrust, which was acquired in May 2016, a $4.3 million increase in fees earned on assets managed by Brandywine and Western Asset, and $2.3 million of performance fees earned by Clarion Partners on assets invested with them prior to the closing of the acquisition in April 2016. Performance fees earned on pre-close AUM at Clarion Partners (which accounts for approximately 35% of our performance fee eligible AUM as of December 31, 2016) are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement, and recorded as compensation expense, and therefore have no impact on Net Income Attributable to Legg Mason, Inc. The full pass through of Clarion Partners performance fees only applies to historic AUM in place as of the closing of the acquisition. We expect the full pass through to phase out approximately five years post-closing.

Distribution and service fees decreased $5.7 million, or 6%, to $90.2 million, as compared to $95.9 million for the three months ended December 31, 2015, primarily due to a decrease of $6.9 million related to a decline in average mutual fund AUM subject to distribution and service fees, offset in part by an increase of $2.1 million in advisement fees associated with our AUA.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2016	2015	$ Change	% Change
Compensation and benefits	$327.9	$282.8	$45.1	16%
Distribution and servicing	123.2	132.9	(9.7)	(7)
Communications and technology	52.6	48.5	4.1	8
Occupancy	23.5	35.7	(12.2)	(34)
Amortization of intangible assets	7.3	1.6	5.7	n/m
Impairment charges	35.0	371.0	(336.0)	n/m
Other	34.6	27.7	6.9	25
Total Operating Expenses	$604.1	$900.2	$(296.1)	(33)%
n/m - not meaningful

Operating expenses for the three months ended December 31, 2016 and 2015, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period, excluding impairment charges. The remaining operating expenses (other than impairment charges) are comprised of corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the three months ended December 31 were as follows:

	Three Months Ended December 31,
	2016	2015	$ Change	% Change
Salaries and incentives	$266.6	$227.7	$38.9	17%
Benefits and payroll taxes (including deferred compensation)	52.9	51.7	1.2	2
Transition costs and severance	4.6	0.6	4.0	n/m
Performance fee pass through	2.3	—	2.3	n/m
Gains (losses) on deferred compensation and seed capital investments	1.5	2.8	(1.3)	(46)
Compensation and benefits	$327.9	$282.8	$45.1	16%
n/m - not meaningful

Compensation and benefits increased 16% to $327.9 million for the three months ended December 31, 2016, as compared to $282.8 million for the three months ended December 31, 2015, as a result of the following:

•
Salaries and incentives increased $38.9 million, to $266.6 million, as compared to $227.7 million for the three months ended December 31, 2015, primarily due to the inclusion of expenses of Clarion Partners and EnTrust.

•
Benefits and payroll taxes increased $1.2 million, to $52.9 million, as compared to $51.7 million for the three months ended December 31, 2015, primarily due to the inclusion of expenses of Clarion Partners, offset in part by a reduction in costs associated with certain long-term incentive plans.

•
Transition costs and severance increased $4.0 million, to $4.6 million, as compared to $0.6 million for the three months ended December 31, 2015, primarily due to $3.8 million of transition-related costs incurred during the three months ended December 31, 2016, in connection with the previously discussed restructuring of Permal for the combination with EnTrust.

•	Performance fee pass through represents Clarion Partners performance fees that are passed through to Clarion Partners employees as compensation expense.

Compensation as a percentage of operating revenues increased to 45.8% from 42.9%, primarily due to the impact of the acquisition of Clarion Partners in April 2016, including the impact of performance fees earned by Clarion Partners that are passed through fully as compensation expense, and the impact of transition-related and severance costs incurred in connection with the restructuring of Permal for the combination with EnTrust, offset in part by the impact of decreased revenues at certain revenue share-based affiliates that retain a relatively higher percentage of revenues as compensation.

Distribution and servicing expense decreased 7% to $123.2 million, as compared to $132.9 million for the three months ended December 31, 2015, primarily due to the impact of lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased 8% to $52.6 million, as compared to $48.5 million for the three months ended December 31, 2015, primarily as a result of the addition of data management and technology consulting, maintenance and depreciation expenses related to Clarion Partners and EnTrust, as well as an increase in software license costs.

Occupancy expense decreased 34% to $23.5 million, as compared to $35.7 million for the three months ended December 31, 2015, primarily due to real estate related charges of $9.4 million recognized in the prior year period as a result of reduced space requirements.

Amortization of intangible assets increased $5.7 million, to $7.3 million, as compared to $1.6 million for the three months ended December 31, 2015, primarily due to additional amortization expense related to the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016.

Impairment charges were $35.0 million for the three months ended December 31, 2016, as compared to $371.0 million for the three months ended December 31, 2015. The impairment charges recognized during the three months ended December 31, 2016, were $18.0 million related to the RARE Infrastructure amortizable management contracts asset and $17.0 million related to the Permal trade name asset. The impairment of the RARE Infrastructure amortizable management contracts asset resulted from client attrition during the nine months ended December 31, 2016, the related decline in revenues, and a reduction in the estimated remaining useful life of the contracts from 11 years to eight years. The impairment of the Permal trade name resulted from a decrease in revenues and a reduction in the royalty rate, reflecting a decline in the value of the separate Permal trade name due to the combination with EnTrust. The impairment charges recognized in the three months ended December 31, 2015, were comprised of $364.0 million related to the legacy Permal indefinite-life fund-of-hedge funds management contracts asset and $7.0 million related to the Permal trade name asset, and resulted from a number of then current trends and factors. See Critical Accounting Policies and Note 6 of Notes to Consolidated Financial Statements for further discussion of these impairment charges.

Other expense increased $6.9 million, or 25%, to $34.6 million, as compared to $27.7 million for the three months ended December 31, 2015, primarily due to an $11.9 million reduction in credits related to fair value adjustments to decrease contingent consideration liabilities. During the three months ended December 31, 2016, $14.5 million of such credits were recognized, related to the acquisitions of Martin Currie, RARE Infrastructure, QS Investors and Financial Guard, and $26.4 million of such credits were recognized during the three months ended December 31, 2015, related to the acquisitions of Martin Currie and Fauchier.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2016	2015	$ Change	% Change
Interest income	$1.7	$1.4	$0.3	21%
Interest expense	(29.5)	(8.0)	(21.5)	n/m
Other income, net	6.1	6.5	(0.4)	(6)
Non-operating income (expense) of consolidated investment vehicles, net	1.5	(1.5)	3.0	n/m
Total Non-Operating Income (Expense)	$(20.2)	$(1.6)	$(18.6)	n/m
n/m - not meaningful

Interest expense increased $21.5 million, to $29.5 million, as compared to $8.0 million for the three months ended December 31, 2015, primarily due to the issuance of $500 million of 5.45% Junior Subordinated Notes due 2056 (the "5.45% 2056 Notes") in August 2016, and the issuance of $450 million of 4.75% Senior Notes due 2026 (the "2026 Notes") and $250 million of 6.375% Junior Subordinated Notes due 2056 (the "6.375% 2056 Notes") in March 2016, to fund acquisitions. In addition, the three months ended December 31, 2015, included a $5.3 million reversal of interest accruals for uncertain tax positions due to resolution of the related matters during that period.

Other income, net, decreased $0.4 million, to $6.1 million, as compared to $6.5 million for the three months ended December 31, 2015, primarily due to a $6.6 million gain recognized on the termination of a foreign currency forward contract related to the October 2015 acquisition of RARE Infrastructure during the three months ended December 31, 2015, and a $1.3 million decrease in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding increase in compensation. These decreases were offset in part by a $4.1 million increase from net market gains on corporate investments, which are not offset by a corresponding increase in compensation expense, and a $4.0 million gain recognized in connection with the sale of Legg Mason Poland in December 2016.

Non-operating income (expense) of consolidated investment vehicles, net, totaled income of $1.5 million for the three months ended December 31, 2016, as compared to expense of $1.5 million for the three months ended December 31, 2015. The change was primarily due to activity of the consolidated investment vehicles ("CIVs") during the respective periods. See Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information regarding the adoption of the updated guidance and net market gains on investments of certain CIVs.

Income Tax Provision (Benefit)
The income tax provision was $26.4 million for the three months ended December 31, 2016, as compared to an income tax benefit of $103.7 million for the three months ended December 31, 2015. The effective tax rate was 29.1% for the three months ended December 31, 2016, as compared to an effective tax benefit rate of 42.8% for the three months ended December 31, 2015. During the three months ended December 31, 2016, an increase in valuation allowances related to certain state net operating loss carryforwards and foreign tax credits resulted in additional tax expense of $4.8 million, and increased the effective tax rate by 5.2 percentage points. This expense was offset in part by an income tax benefit of $2.9 million, which reduced the effective tax rate by 3.1 percentage points, for provision to return adjustments recognized in connection with the filing of fiscal 2016 tax returns. Noncontrolling interests in EnTrustPermal, Clarion Partners and Royce are structured as partnerships that pass related tax attributes to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which caused the effective tax rate to be reduced by 6.2 percentage points for the three months ended December 31, 2016.

During the three months ended December 31, 2015, we recognized a cumulative income tax benefit of $55.8 million, related to annualized tax benefits due to the impairment charges recognized in that quarter in a lower tax rate jurisdiction. Also, during the three months ended December 31, 2015, we recognized additional tax benefits of $8.4 million, related to changes in the U.K. corporate tax rate, and $7.2 million, as the result of reserve adjustments related to the effective settlement of tax positions in certain tax examinations. These benefits were offset in part by an increase in valuation allowances of $8.5 million related to foreign tax credits, charitable contributions and certain state net operating loss carryforwards.

CIVs and other consolidated sponsored investment products did not impact the effective tax rate for the three months ended December 31, 2016, and decreased the effective benefit rate by 0.2 percentage points for the three months ended December 31, 2015.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2016, totaled $51.4 million, or $0.50 per diluted share, as compared to Net Loss Attributable to Legg Mason, Inc. of $138.6 million, or $1.31 per diluted share, for the three months ended December 31, 2015. The increase was largely due to the pre-tax impairment charges of $371.0 million ($296.8 million, net of income tax benefits, or $2.79 per diluted share) recognized in the prior year period. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share for the three months ended December 31, 2016, also benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 15.5% for the three months ended December 31, 2016, as compared to (36.5)% for the three months ended December 31, 2015, with the increase primarily due to the impairment charges recognized in the prior year period.

Nine Months Ended December 31, 2016, Compared to Nine Months Ended December 31, 2015

Assets Under Management

The components of the changes in our AUM (in billions) for the nine months ended December 31, were as follows:

	2016	2015
Beginning of period	$669.6	$702.7
Investment funds, excluding liquidity funds(1)
Subscriptions	42.8	38.5
Redemptions	(45.8)	(46.7)
Long-term separate account flows, net	(2.5)	10.2
Total long-term flows	(5.5)	2.0
Liquidity fund flows, net	(25.0)	(11.9)
Liquidity separate account flows, net	0.8	0.3
Total liquidity flows	(24.2)	(11.6)
Total net client cash flows	(29.7)	(9.6)
Market performance and other(2)	25.7	(25.0)
Impact of foreign exchange	(5.4)	(3.4)
Acquisitions (dispositions), net(3)	50.2	6.8
End of period	$710.4	$671.5

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other is primarily the reclassification of client assets from AUM to AUA and the reinvestment of dividends.

(3)
Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners, and EnTrust, respectively, and $(0.9) billion related to the sale of Legg Mason Poland during the nine months ended December 31, 2016 and $6.8 billion related to the acquisition of RARE Infrastructure during the nine months ended December 31, 2015.

AUM at December 31, 2016, was $710.4 billion, an increase of $40.8 billion, or 6%, from March 31, 2016. Total net client outflows were $29.7 billion, comprised of $24.2 billion of net client outflows from the liquidity asset class and $5.5 billion of net client outflows from long-term asset classes. Long-term asset net outflows were comprised of equity net outflows of $8.4 billion and alternative net outflows of $4.4 billion, offset in part by fixed income net inflows of $7.3 billion. Fixed income net inflows were primarily in products managed by Western Asset and were offset in part by net outflows in products managed by Brandywine. Equity net outflows were primarily in products managed by ClearBridge, Royce, Brandywine and QS Investors and were offset in part by equity net inflows into products managed by Martin Currie. Alternative net outflows were primarily in products managed by EnTrustPermal and RARE Infrastructure. Market performance and other was $25.7 billion and the impact of foreign currency exchange rate fluctuations was $(5.4) billion. Acquisitions (disposition), net, totaled $50.2 billion, with $41.5 billion related to the acquisition of Clarion Partners in April 2016, $9.6 billion related to the acquisition of EnTrust in May 2016, offset in part by a disposition of $0.9 billion related to the sale of Legg Mason Poland in December 2016.

Average AUM by asset class (in billions) for the nine months ended December 31 were as follows:

	2016	% of Total	2015	% of Total	% Change
Equity	$165.1	23%	$178.6	26%	(8)%
Fixed Income	385.2	54	367.6	53	5
Alternative	66.0	9	20.6	3	n/m
Total long-term assets	616.3	86	566.8	82	9
Liquidity	103.4	14	125.7	18	(18)
Total	$719.7	100%	$692.5	100%	4%

The component changes in our AUM by asset class (in billions) for the nine months ended December 31, 2016 and 2015, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2016	$162.3	$372.3	$22.7	$557.3	$112.3	$669.6
Investment funds, excluding liquidity funds
Subscriptions	17.4	20.9	4.5	42.8	—	42.8
Redemptions	(19.9)	(18.9)	(7.0)	(45.8)	—	(45.8)
Separate account flows, net	(5.9)	5.3	(1.9)	(2.5)	0.8	(1.7)
Liquidity fund flows, net	—	—	—	—	(25.0)	(25.0)
Net client cash flows	(8.4)	7.3	(4.4)	(5.5)	(24.2)	(29.7)
Market performance and other(1)	16.9	5.8	2.5	25.2	0.5	25.7
Impact of foreign exchange	(1.4)	(3.9)	(0.4)	(5.7)	0.3	(5.4)
Acquisitions (disposition), net(2)	(0.4)	(0.4)	51.1	50.3	(0.1)	50.2
December 31, 2016	$169.0	$381.1	$71.5	$621.6	$88.8	$710.4

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Includes $41.5 billion, and $9.6 billion related to the acquisitions of Clarion Partners, and EnTrust, respectively, and $(0.9) billion related to the sale of Legg Mason Poland.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2015	$186.2	$370.1	$19.2	$575.5	$127.2	$702.7
Investment funds, excluding liquidity funds
Subscriptions	17.2	20.5	0.8	38.5	—	38.5
Redemptions	(26.0)	(18.8)	(1.9)	(46.7)	—	(46.7)
Separate account flows, net	3.5	6.5	0.2	10.2	0.3	10.5
Liquidity fund flows, net	—	—	—	—	(11.9)	(11.9)
Net client cash flows	(5.3)	8.2	(0.9)	2.0	(11.6)	(9.6)
Market performance and other(1)	(13.2)	(11.0)	(1.0)	(25.2)	0.2	(25.0)
Impact of foreign exchange	(0.4)	(2.5)	—	(2.9)	(0.5)	(3.4)
Acquisition(2)	—	—	6.8	6.8	—	6.8
December 31, 2015	$167.3	$364.8	$24.1	$556.2	$115.3	$671.5

(1)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(2)	Related to the acquisition of RARE Infrastructure.

AUM by Distribution Channel
The component changes in our AUM by distribution channel (in billions) for the nine months ended December 31, 2016 and 2015, were as follows:

	Global Distribution(1)	Affiliate/Other	Total
March 31, 2016	$254.6	$415.0	$669.6
Net client cash flows, excluding liquidity funds	5.1	(9.8)	(4.7)
Liquidity fund flows, net	—	(25.0)	(25.0)
Net client cash flows	5.1	(34.8)	(29.7)
Market performance and other(2)	14.2	11.5	25.7
Impact of foreign exchange	(2.5)	(2.9)	(5.4)
Acquisitions (disposition), net(3)	—	50.2	50.2
December 31, 2016	$271.4	$439.0	$710.4

(1)
Excludes $14.0 billion and $10.3 billion of AUA as of December 31, 2016 and March 31, 2016, respectively. Net client cash flows for the nine months ended December 31, 2016, excludes $2.4 billion of AUA net inflows.

(2)	Other is primarily the reclassification of client assets between AUM and AUA and the reinvestment of dividends.

(3)	Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively, and $(0.9) billion related to the sale of Legg Mason Poland.

	Global Distribution(1)	Affiliate/Other	Total
March 31, 2015	$270.0	$432.7	$702.7
Net client cash flows, excluding liquidity funds	0.2	2.1	2.3
Liquidity fund flows, net	—	(11.9)	(11.9)
Net client cash flows	0.2	(9.8)	(9.6)
Market performance and other(2)	(14.1)	(10.9)	(25.0)
Impact of foreign exchange	(0.5)	(2.9)	(3.4)
Acquisition(3)	—	6.8	6.8
December 31, 2015	$255.6	$415.9	$671.5

(1)
Excludes $9.3 billion and $8.2 billion of AUA as of December 31, 2015 and March 31, 2015, respectively. Net client cash flows for the nine months ended December 31, 2015, excludes $1.5 billion of AUA net inflows.

(2)	Other is primarily the reclassification of client assets between AUM to AUA and the reinvestment of dividends.

(3)	Related to the acquisition of RARE Infrastructure.

Results of Operations

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2016	2015	$ Change	% Change
Investment advisory fees:
Separate accounts	$692.1	$621.8	$70.3	11%
Funds	1,109.5	1,089.7	19.8	2
Performance fees	82.4	35.7	46.7	n/m
Distribution and service fees	276.1	292.4	(16.3)	(6)
Other	3.7	1.7	2.0	n/m
Total Operating Revenues	$2,163.8	$2,041.3	$122.5	6%
n/m - not meaningful

Total operating revenues for the nine months ended December 31, 2016, were $2.16 billion, an increase of 6% from $2.04 billion for the nine months ended December 31, 2015, primarily due to incremental revenues related to the acquisitions of Clarion Partners, EnTrust and RARE Infrastructure. Total operating revenues for the nine months ended December 31, 2016, included $52.7 million of performance fees earned by Clarion Partners that are passed through to employees as compensation, per the terms of the acquisition agreement. Although average long-term AUM comprised a higher percentage of total AUM for the nine months ended December 31, 2016, as compared to the nine months ended December 31, 2015, our operating revenue yield, excluding performance fees, remained flat at 38 basis points for each of the nine months ended December 31, 2016 and 2015, as a result of a less favorable product mix, with lower yielding products comprising a higher percentage of our long-term average AUM.

Investment advisory fees from separate accounts increased $70.3 million, or 11%, to $692.1 million, as compared to $621.8 million for the nine months ended December 31, 2015. Of this increase, $44.4 million was due to Clarion Partners after it was acquired in April 2016, $23.8 million was due to EnTrust after it was acquired in May 2016, and $12.3 million was due to including a full nine months of RARE Infrastructure, which was acquired in October 2015. These increases were offset in part by a decrease of $13.3 million due to lower average equity assets managed by Martin Currie, Brandywine and QS Investors.

Investment advisory fees from funds increased $19.8 million, or 2%, to $1.11 billion, as compared to $1.09 billion for the nine months ended December 31, 2015, primarily due to increases of $91.9 million due to Clarion Partners after it was acquired in April 2016, $47.6 million due to EnTrust after it was acquired in May 2016, $17.3 million in fees from liquidity assets, largely due to a reduction in fee waivers on liquidity funds managed by Western Asset, $9.5 million due to including a full nine months of RARE Infrastructure, which was acquired in October 2015, $6.6 million due to higher average equity assets managed by Martin Currie and $3.4 million due to higher average fixed income assets managed by Western Asset. These increases were offset by decreases of $86.0 million due to lower average equity assets managed by Royce and ClearBridge, $65.5 million due to lower average alternative assets managed by legacy Permal, and $9.9 million due to lower average fixed income assets managed by Brandywine.

Investment advisory performance fees increased $46.7 million, to $82.4 million, as compared to $35.7 million for the nine months ended December 31, 2015, primarily due to $52.7 million in performance fees related to Clarion Partners, which were passed through to employees as compensation, offset in part by lower fees earned on assets managed by Brandywine and legacy Permal.

Distribution and service fees decreased $16.3 million, or 6%, to $276.1 million, as compared to $292.4 million for the nine months ended December 31, 2015, primarily due to a decrease of $21.8 million related to a decline in average mutual fund AUM subject to distribution and service fees, offset in part by an increase of $6.1 million in advisement fees associated with our AUA.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2016	2015	$ Change	% Change
Compensation and benefits	$1,054.8	$880.3	$174.5	20%
Distribution and servicing	376.7	421.1	(44.4)	(11)
Communications and technology	156.6	147.0	9.6	7
Occupancy	87.2	87.5	(0.3)	—
Amortization of intangible assets	19.3	2.9	16.4	n/m
Impairment charges	35.0	371.0	(336.0)	n/m
Other	121.8	114.6	7.2	6
Total Operating Expenses	$1,851.4	$2,024.4	$(173.0)	(9)%
n/m - not meaningful

Operating expenses for the nine months ended December 31, 2016 and 2015, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period, excluding impairment charges. The remaining operating expenses (other than impairment charges) are comprised of corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the nine months ended December 31 were as follows:

	Nine Months Ended December 31,
	2016	2015	$ Change	% Change
Salaries and incentives	$763.4	$702.3	$61.1	9%
Benefits and payroll taxes (including deferred compensation)	183.2	177.1	6.1	3
Transition costs and severance	31.2	2.4	28.8	n/m
Management equity plan charge	15.2	—	15.2	n/m
Performance fee pass through	52.7	—	52.7	n/m
Gains (losses) on deferred compensation and seed capital investments	9.1	(1.5)	10.6	n/m
Compensation and benefits	$1,054.8	$880.3	$174.5	20%
n/m - not meaningful

Compensation and benefits increased 20% to $1,054.8 million for the nine months ended December 31, 2016, as compared to $880.3 million for the nine months ended December 31, 2015, as a result of the following:

•
Salaries and incentives increased $61.1 million, to $763.4 million, as compared to $702.3 million for the nine months ended December 31, 2015, driven by a $52.9 million increase in net compensation at investment affiliates, primarily due to the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016, offset in part by the impact of a reduction in operating revenue at revenue share-based affiliates, which creates an offsetting decrease in compensation per the applicable revenue share arrangements.

•
Benefits and payroll taxes increased $6.1 million to $183.2 million, as compared to $177.1 million for the nine months ended December 31, 2015, primarily due to the acquisition of Clarion Partners in April 2016 as well as an increase in costs associated with certain employee benefit plans.

•
Transition costs and severance increased $28.8 million, to $31.2 million, as compared to $2.4 million for the nine months ended December 31, 2015, primarily due to $25.6 million of transition-related costs in the nine months ended December 31, 2016 that were associated with the previously discussed restructuring of Permal for the combination with EnTrust.

•	Management equity plan charge is associated with the implementation of an affiliate management equity plan for the management team of Clarion Partners, as previously discussed.

•	Performance fee pass through represents Clarion Partners performance fees that are passed through to Clarion Partners employees as compensation expense.

Compensation as a percentage of operating revenues increased to 48.7% from 43.1%, primarily due to the impact of the acquisition of Clarion Partners in April 2016, including the impact of performance fees earned by Clarion Partners that are passed through fully as compensation expense, the impact of transition-related and severance costs related to the restructuring of Permal for the combination with EnTrust, and the impact of the charge associated with the implementation of the Clarion Partners management equity plan, offset by the impact of decreased revenues at certain revenue share-based affiliates that retain a relatively higher percentage of revenues as compensation.

Distribution and servicing expenses decreased 11% to $376.7 million, as compared to $421.1 million for the nine months ended December 31, 2015, primarily related to the impact of lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased 7% to $156.6 million, as compared to $147.0 million for the nine months ended December 31, 2015, primarily as a result of an increase in costs related to data management and technology maintenance and consulting, due in part to the addition of expenses related to Clarion Partners after its acquisition in April 2016 and EnTrust after its acquisition in May 2016, as well as an increase in software license costs.

Occupancy expense remained relatively flat at $87.2 million, as compared to $87.5 million for the nine months ended December 31, 2015. During the nine months ended December 31, 2016, net real estate related charges of $12.3 million recognized in connection with the restructuring of Permal for the combination with EnTrust, were substantially offset by a $2.7 million reduction to a previously existing lease reserve, while real estate related charges of $9.4 million were recognized in the nine months ended December 31, 2015, in connection with reduced space requirements.

Amortization of intangible assets increased $16.4 million to $19.3 million, as compared to $2.9 million for the nine months ended December 31, 2015, due to additional amortization expense related to the acquisitions of Clarion Partners in April 2016, EnTrust in May 2016, and RARE Infrastructure in October 2015.

Impairment of intangible assets was $35.0 million for the nine months ended December 31, 2016, as compared to $371.0 million for the nine months ended December 31, 2015. As discussed above, the impairment charges recognized during the nine months ended December 31, 2016, were comprised of $18.0 million related to the RARE Infrastructure amortizable management contracts asset, and $17.0 million related to the Permal trade name asset, while the impairment charges recognized during the nine months ended December 31, 2015, were comprised of $364.0 million related to the legacy Permal indefinite-life fund-of-hedge funds management contracts asset and $7.0 million related to the Permal trade name asset. See Critical Accounting Policies and Note 6 of Notes to Consolidated Financial Statements for further discussion of these impairment charges.

Other expense increased by $7.2 million to $121.8 million, as compared to $114.6 million for the nine months ended December 31, 2015. Increases in Other expense included a $12.4 million increase in professional fees, a $4.2 million increase in insurance costs, and a $5.9 million increase in travel and entertainment expenses, primarily due to costs incurred in connection with the acquisitions of Clarion Partners and EnTrust. These increases were offset by a $13.1 million increase in credits related to fair value adjustments to decrease contingent consideration liabilities, with $39.5 million of such credits recognized in the nine months ended December 31, 2016, related to the acquisitions of Martin Currie, RARE Infrastructure, QS Investors and Financial Guard, and $26.4 million of such credits recognized in the nine months ended December 31, 2015, related to the acquisitions of Martin Currie and Fauchier.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2016	2015	$ Change	% Change
Interest income	$5.1	$3.9	$1.2	31%
Interest expense	(82.0)	(33.2)	(48.8)	n/m
Other income (expense), net	22.7	(15.9)	38.6	n/m
Non-operating income (expense) of consolidated investment vehicles, net	9.9	(3.4)	13.3	n/m
Total Non-Operating Income (Expense)	$(44.3)	$(48.6)	$4.3	(9)%
n/m - not meaningful

Interest expense increased $48.8 million, to $82.0 million, as compared to $33.2 million for the nine months ended December 31, 2015, primarily due to the issuance of $450 million of 4.75% 2026 Notes and $250 million of 6.375% 2056 Notes in March 2016, and $500 million of 5.45% 2056 Notes in August 2016.

Other income (expense), net, totaled income of $22.7 million for the nine months ended December 31, 2016, as compared to expense of $15.9 million for the nine months ended December 31, 2015. The change was primarily due to a $22.6 million increase from net market gains on corporate investments, which are not offset by a corresponding increase in compensation expense, a $10.6 million increase from net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding increase in compensation expense, a $4.5 million loss recognized during the nine months ended December 31, 2015, on a foreign currency forward contract related to the October 2015 acquisition of RARE Infrastructure, and a $4.0 million gain recognized on the sale of Legg Mason Poland in December 2016. These increases were offset in part by a $3.7 million loss recognized during the nine months ended December 31, 2016, in connection with the termination of an interest rate swap contract.

Non-operating income (expense) of consolidated investment vehicles, net, totaled income of $9.9 million for the nine months ended December 31, 2016, as compared to expense of $3.4 million for the nine months ended December 31, 2015. The change was primarily due to the consolidation of additional CIVs as of December 31, 2016, as a result of the adoption of updated consolidation accounting guidance, as well as an increase in net market gains on investments of certain CIVs. See Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information regarding the adoption of the updated guidance.

Income Tax Provision (Benefit)
The income tax provision was $71.7 million for the nine months ended December 31, 2016, as compared to an income tax benefit of $50.9 million for the nine months ended December 31, 2015. The effective tax rate was 26.7% for the nine months ended December 31, 2016, as compared to an effective benefit rate of 160.8% for the nine months ended December 31, 2015. In September 2016, the U.K. Finance Act 2016 was enacted, which reduced the main U.K. corporate tax rate to be effective on April 1, 2020 from 18% to 17%. The impact of the tax rate reduction on certain existing deferred tax assets and liabilities resulted in a tax benefit of $4.1 million, and reduced the effective tax rate by 1.5 percentage points for the nine months ended December 31, 2016. The effective tax rate for the nine months ended December 31, 2016, was also impacted by a tax benefit of $2.9 million, for provision to return adjustments recognized in connection with the filing of fiscal 2016 tax returns, and a tax benefit of $2.2 million, which resulted from reserve adjustments related to the conclusion of certain tax examinations. These benefits together reduced the effective tax rate by 1.9 percentage points for the nine months ended December 31, 2016. These benefits were offset in part by a $2.3 million increase in valuation allowances, which increased the effective tax rate by 0.8 percentage points for the nine months ended December 31, 2016. Noncontrolling interests in EnTrustPermal, Clarion Partners and Royce are structured as partnerships that pass related tax attributes to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which caused the effective tax rate to be reduced by 2.2 percentage points for the nine months ended December 31, 2016.

The effective benefit rate for the nine months ended December 31, 2015, was impacted by a cumulative income tax benefit of $55.8 million, primarily related to annualized tax benefits attributable to prior quarters in that year due to the previously discussed impairment charges recognized in the prior year period in a lower tax rate jurisdiction. Also, during the nine months ended December 31, 2015, we recognized income tax benefits of $17.5 million, as a result of an increase in the value of deferred tax assets due to changes in the New York City tax code, and $14.2 million, as a result of reserve adjustments related to the effective settlement of tax positions in certain tax examinations. In addition, the impact of reductions in the U.K. corporate tax rate enacted in November 2015 on certain existing deferred tax assets and liabilities resulted in a tax benefit of $8.4 million during the nine months ended December 31, 2015. These benefits were offset in part by an increase in valuation allowances of $8.5 million related to foreign tax credits, charitable contributions and certain state net operating loss carryforwards.

The impact of CIVs and other consolidated sponsored investment products reduced the effective tax (benefit) rate by 0.9 percentage points and 14.0 percentage points for the nine months ended December 31, 2016 and 2015, respectively.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the nine months ended December 31, 2016, totaled $151.3 million, or $1.43 per diluted share, as compared to $20.2 million, or $0.17 per diluted share, in the nine months ended December 31, 2015.  The increase was primarily attributable to the impact of the pre-tax impairment charges of $371.0 million ($296.8 million, net of income tax benefits, or $2.73 per diluted share) related to our indefinite-life intangible assets, recognized in the nine months ended December 31, 2015, as well as incremental net income related to the acquisitions of Clarion Partners and EnTrust. These increases were offset in part by acquisition and transition-related costs of $73.0 million, or $0.46 per diluted share, incurred during the nine months ended December 31, 2016, primarily in connection with the acquisitions of Clarion Partners and EnTrust Capital, and the subsequent EnTrustPermal combination. Operating margin was 14.4% for the nine months ended December 31, 2016, as compared to 0.8% for the nine months ended December 31, 2015, with the increase primarily attributable prior year impairment charges, the incremental operating income related to the acquisitions of Clarion Partners and EnTrust, and the acquisition and transition-related charges discussed above.

Quarter Ended December 31, 2016, Compared to Quarter Ended September 30, 2016
Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2016, was $51.4 million, or $0.50 per diluted share, as compared to $66.4 million, or $0.63 per diluted share, for the three months ended September 30, 2016. As previously discussed, Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2016, included non-cash impairment charges of $35.0 million, or $0.25 per diluted share and transition-related costs of $3.0 million, or $0.02 per diluted share. These charges were offset in part by credits totaling $14.5 million, or $0.10 per diluted share, related to the previously mentioned fair value adjustments to decrease the contingent consideration liabilities related to the acquisitions of Martin Currie, RARE Infrastructure, QS Investors and Financial Guard and a $4.0 million, or $0.03 per diluted share, gain recognized on the sale of Legg Mason Poland in December 2016. Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2016, included acquisition and transition-related costs of $13.2 million, or $0.09 per diluted share, and a credit of $7.0 million, or $0.05 per diluted share, related to a fair value adjustment to decrease the contingent consideration liability related to the acquisition of Martin Currie.

Operating revenues decreased to $715.2 million in the three months ended December 31, 2016, as compared to $748.4 million in the three months ended September 30, 2016. The decrease in operating revenues was primarily due to a decrease of $33.6 million in pass through performance fees of Clarion Partners. A 1% decrease in average long-term AUM also contributed to the decrease. These decreases were offset in part by an increase in performance fees of $12.4 million at EnTrustPermal and Brandywine.

Operating expenses decreased $16.6 million, to $604.1 million for the three months ended December 31, 2016, as compared to $620.7 million for the three months ended September 30, 2016, primarily due to a decrease of $33.6 million in compensation expense related to the pass through of performance fees to Clarion Partners, as previously discussed, a $7.5 million increase in credits related to the previously discussed fair value adjustments to decrease certain contingent consideration liabilities, and a decrease in acquisition and transition related charges of $10.1 million. These decreases were offset in part by the previously discussed impairment charges of $35.0 million recognized during the three months ended December 31, 2016, related to the RARE Infrastructure amortizable management contracts asset and Permal trade name asset.

Non-operating expense, net, increased $9.0 million, to $20.2 million for the three months ended December 31, 2016, as compared to $11.2 million for the three months ended September 30, 2016, primarily due to a decrease in net market gains on corporate investments of $6.0 million, which are not offset in compensation, a decrease in net market gains on seed capital investments and assets invested for deferred compensation plans of $4.0 million, which are offset by a corresponding increase in compensation, a $3.8 million decrease in Non-operating income of CIVs, an increase of $1.6 million in interest expense, primarily due to a full quarter of interest on the 5.45% 2056 Notes issued in August 2016 and net market losses on consolidated seed investments of $1.6 million. These increases were offset in part by a gain of $4.0 million recognized on the sale of Legg Mason Poland in December 2016 and a $3.7 million loss recognized in the three months ended September 30, 2016, in connection with the termination of an interest rate swap contract.

Operating margin was 15.5% for the three months ended December 31, 2016, as compared to 17.1% for the three months ended September 30, 2016.

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

Operating Margin, as Adjusted, for the three months ended December 31, 2016, September 30, 2016, and December 31, 2015, was 23.9%, 22.7%, and 20.6%, respectively. Operating Margin, as Adjusted, for the three months ended December 31, 2016 and September 30, 2016, were reduced by 0.5 percentage points and 2.1 percentage points, respectively, due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust. Operating Margin, as Adjusted, for the three months ended December 31, 2015, was reduced by 1.8 percentage points due to the real estate related charges recognized in the prior year period.

Operating Margin, as Adjusted, for the nine months ended December 31, 2016 and 2015, was 19.4% and 22.4%, respectively. Operating Margin, as Adjusted, for the nine months ended December 31, 2016, was reduced by 2.3 percentage points due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust, 1.0 percentage points due to acquisition-related costs incurred in connection with the Clarion Partners and EnTrust acquisitions, and 0.9 percentage points due to the charge associated with the implementation of the Clarion Partners management equity plan. Operating Margin, as Adjusted, for the nine months ended December 31, 2015, was reduced by 0.6 percentage points due to real estate related charges recognized in that period.

Adjusted EBITDA for the three months ended December 31, 2016, September 30, 2016, and December 31, 2015, was $160.3 million, $143.0 million, and $141.1 million, respectively. The $17.3 million increase for the three months ended December 31, 2016, as compared to the three months ended September 30, 2016, was primarily due to an increase in performance fees at EnTrustPermal and Brandywine and a reduction in acquisition and transition-related costs. The $19.2 million increase for the three month period ended December 31, 2016, as compared to the three month period ended December 31, 2015, was primarily due to incremental earnings from Clarion Partners and EnTrust offset in part by transition-related costs associated with the integration of Permal with EnTrust.

Adjusted EBITDA for the nine months ended December 31, 2016 and 2015, was $406.8 million and $481.5 million, respectively. The $74.7 million decrease was primarily due to the net impact of a reduction in operating revenues at legacy affiliates, acquisition and transition-related costs incurred in connection with the acquisitions of Clarion Partners and EnTrust, and the restructuring of Permal for the combination with EnTrust, and net realized losses on investments, offset in part by incremental earnings from Clarion Partners and EnTrust.

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing arrangements, amortization related to intangible assets, income of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, and less performance fees that are passed through as compensation expense or net income attributable to noncontrolling interests, which we refer to as "Operating Revenues, as Adjusted." The deferred compensation items are removed from Operating Income in the calculation because they are offset by an equal amount in Non-operating income (expense), net, and thus have no impact on Net Income Attributable to Legg Mason, Inc. We adjust for the impact of the amortization of management contract assets and the impact of fair value adjustments of contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Impairment charges and income of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted, in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. We also use Operating Revenues, as Adjusted, in the calculation to show the operating margin without performances fees which are passed through as compensation expense or net income attributable to noncontrolling interests per the terms of certain more recent acquisitions. Operating Revenues, as Adjusted, also include our advisory revenues we receive from consolidated investment vehicles that are eliminated in consolidation under GAAP.

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

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	December 31, 2016	September 30, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Operating Revenues, GAAP basis	$715,241	$748,370	$659,557	$2,163,776	$2,041,293
Plus (less):
Pass-through performance fees	(2,250)	(35,831)	—	(52,681)	—
Operating revenues eliminated upon consolidation of investment vehicles	360	14	79	386	246
Distribution and servicing expense excluding consolidated investment vehicles	(123,326)	(128,806)	(132,850)	(376,722)	(421,050)
Operating Revenues, as Adjusted	$590,025	$583,747	$526,786	$1,734,759	$1,620,489

Operating Income (Loss), GAAP basis	$111,166	$127,633	$(240,645)	$312,354	$16,928
Plus (less):
Gains (losses) on deferred compensation and seed investments, net	1,474	5,432	2,742	9,072	(1,547)
Impairment of intangible assets	35,000	—	371,000	35,000	371,000
Amortization of intangible assets	7,277	6,271	1,580	19,251	2,907
Contingent consideration fair value adjustments	(14,500)	(7,000)	(26,375)	(39,500)	(26,375)
Operating income of consolidated investment vehicles, net	360	138	116	609	336
Operating Income, as Adjusted	$140,777	$132,474	$108,418	$336,786	$363,249

Operating Margin, GAAP basis	15.5%	17.1%	(36.5)%	14.4%	0.8%
Operating Margin, as Adjusted	23.9	22.7	20.6	19.4	22.4

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

The calculation of Adjusted EBITDA, is as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	December 31, 2016	September 30, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Cash provided by operating activities, GAAP	$209,102	$303,829	$154,684	$346,961	$306,392
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	28,534	26,487	6,278	78,927	31,083
Current tax expense (benefit)	(2,981)	15,689	(671)	11,925	5,317
Net change in assets and liabilities	(108,242)	(92,837)	(12,092)	21,346	119,140
Net change in assets and liabilities of consolidated investment vehicles	43,732	(97,344)	3,337	(15,041)	8,403
Net (income) loss attributable to noncontrolling interests	(13,088)	(20,091)	(16)	(45,067)	993
Net gains (losses) and earnings on investments	2,432	1,103	(7,611)	(959)	14,725
Net gains (losses) on consolidated investment vehicles	1,458	5,206	(1,510)	9,892	(3,406)
Other	(638)	948	(1,302)	(1,137)	(1,127)
Adjusted EBITDA	$160,309	$142,990	$141,097	$406,847	$481,520

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At December 31, 2016, cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.7 billion, $8.3 billion, $2.2 billion and $4.0 billion, respectively. Total assets include amounts related to CIVs and other sponsored investment products of $0.1 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows for the nine months ended December 31 (in millions):

	2016	2015
Cash flows provided by operating activities	$347.0	$306.4
Cash flows used in investing activities	(1,014.9)	(206.7)
Cash flows provided by (used in) financing activities	28.7	(193.9)
Effect of exchange rate changes	(0.4)	(11.9)
Net change in cash and cash equivalents	(639.6)	(106.1)
Cash and cash equivalents, beginning of period	1,329.1	669.6
Cash and cash equivalents, end of period	$689.5	$563.5

Cash inflows provided by operating activities during the nine months ended December 31, 2016, were $347.0 million, primarily related to Net Income, adjusted for non-cash items. Cash inflows provided by operating activities during the nine months ended December 31, 2015, were $306.4 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net purchases of trading and other current investments, as well as net annual payments for accrued and deferred compensation.

Cash outflows used in investing activities during the nine months ended December 31, 2016, were $1.0 billion, primarily related to payments associated with the acquisitions of Clarion Partners and EnTrust. Cash outflows used in investing activities during the nine months ended December 31, 2015, were $206.7 million, primarily related to payments associated with the acquisitions of RARE Infrastructure and PK Investments.

Cash inflows provided by financing activities during the nine months ended December 31, 2016, were $28.7 million, primarily related to $482.4 million of net proceeds from the issuance of the 5.45% 2056 Notes in August 2016, offset in part by the repurchase of 9.1 million shares of our common stock for $291.7 million, net redemptions and distributions of $41.7 million related to noncontrolling interests, dividends paid of $66.2 million and the repayment of $40.0 million outstanding on our revolving credit facility. Cash outflows used in financing activities during the nine months ended December 31, 2015, were $193.9 million, primarily related to the repurchase of 3.8 million shares of our common stock for $183.0 million.

In May 2016, we borrowed an additional $460 million under our revolving credit facility with a then existing balance of $40 million to partially finance the acquisition of EnTrust and to replenish cash used to complete the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015. In August 2016, we issued $500 million aggregate principal amount of 5.45% Junior Subordinated Notes due 2056, the net proceeds of which, together with cash on hand, were used to repay the total $500 million of then outstanding borrowings under our revolving credit facility. As of December 31, 2016, there were no borrowings outstanding under our revolving credit facility.

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

Acquisitions
As of December 31, 2016, we had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining aggregate contingent consideration and the Contingent consideration liability for each of our acquisitions. Additional details regarding contingent consideration for each significant recent acquisition are discussed below.

	RARE Infrastructure	Martin Currie	QS Investors	Fauchier	Other(2)	Total
Maximum Remaining Contingent Consideration(1)	$76.5	$400.4	$23.4	$24.6	$5.5	$530.4
Contingent consideration liability
Current Contingent consideration	$—	$—	$—	$—	$2.5	$2.5
Non-current Contingent consideration	16.4	11.8	4.8	—	—	33.0
Balance as of December 31, 2016	$16.4	$11.8	$4.8	$—	$2.5	$35.5

(1)	Using the applicable exchange rate as of December 31, 2016 for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to the acquisitions of Financial Guard and PK Investments.

On August 17, 2016, we acquired a majority interest in Financial Guard. The acquisition closing required a cash payment, which was funded with existing cash resources. Contingent consideration of up to $3 million may be due one year after the closing date. The amount of any ultimate contingent payment will be based on certain metrics. We also committed to contribute up to $5 million of additional working capital to Financial Guard, to be paid over the two year period following the acquisition. As of December 31, 2016, no contingent consideration is expected to be paid.

On May 2, 2016, we closed the transaction to combine Permal and EnTrust, to create EnTrustPermal, of which we own 65%. The transaction required a cash payment of $400 million, which was funded with borrowings under our revolving credit facility, as well as a portion of the proceeds of the 2026 Notes and the 2056 Notes that were issued in March 2016. In connection with the combination, we expect to incur restructuring and transition-related costs of approximately $91 million to $93 million, of which approximately 15% are non-cash charges. As of December 31, 2016, approximately $83 million of these charges have been incurred, and approximately $59 million have been paid. Excluding approximately $7 million of lease obligations which will be paid over the remaining lease term, the significant portion of the remaining cash charges will be paid in the quarter ending March 31, 2017. Noncontrolling interests of 35% of the outstanding equity are subject to put and call provisions that may result in future cash outlays.

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

On October 21, 2015, we acquired a majority interest in RARE Infrastructure. The acquisition required an initial cash payment of approximately $214 million (using the foreign exchange rate as of October 21, 2015 for the 296 million Australian dollar payment), which was funded with $40 million of net borrowings under our previous revolving credit facility, as well as existing cash resources. Contingent consideration may be due March 31, 2017 and March 31, 2018, aggregating up to approximately $77 million (using the foreign exchange rate as of December 31, 2016 for the maximum 106 million Australia dollar amount per the contract), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. Noncontrolling interests of 25% of the outstanding equity are subject to put and call provisions that may result in future cash outlays.

As of December 31, 2016, affiliate noncontrolling interests, excluding amounts related to management equity plans, aggregated $590.3 million. The ultimate timing of noncontrolling interest settlements are too uncertain to project with any accuracy.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. Contingent consideration payments may be due on the March 31 following the second and third anniversaries of closing, aggregating up to approximately $400 million (using the foreign exchange rate as of December 31, 2016 for the maximum £325 million contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2017 and 2018. No contingent consideration was due as of March 31, 2016, for the first anniversary payment. Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. In addition, the Pensions Regulator in the U.K ("the Regulator") is reviewing the pension plan’s current structure and funding status. While the review is still in process, the Regulator has expressed certain concerns that plan transactions effected around the acquisition closing were detrimental to the plan. While Martin Currie and the trustees of the pension plan dispute the Regulator's concerns, they are cooperating with the Regulator on a revised plan structure, which will likely result in certain changes to the plan structure, and could result in additional guarantees or accelerated funding of the plan's benefit obligations.

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

On March 13, 2013, we completed the acquisition of all of the outstanding share capital of Fauchier. In May 2015, we paid contingent consideration of $22.8 million (using the exchange rate as of May 5, 2015 for the maximum £15 million payment amount) for the second anniversary payment. Contingent consideration of up to approximately $25 million (using the exchange rate as of December 31, 2016, for the £20 million maximum contractual amount), may be due on or about the fourth anniversary of closing, dependent on achieving certain levels of revenue, net of distribution costs. As of December 31, 2016, no additional contingent consideration is expected to be paid.

See Notes 3 and 9 of Notes to Consolidated Financial Statements for additional information regarding the acquisitions of Financial Guard, EnTrust, Clarion Partners, RARE Infrastructure, Martin Currie, QS Investors and Fauchier.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with Royce. Under this management equity plan, noncontrolling interests equivalent to 16.9% in the Royce entity were issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). In June 2013, we implemented an affiliate management equity plan that entitled key employees of Permal to participate in 15% of the future growth of the enterprise value (subject to appropriate discounts), if any. In April 2016, in conjunction with the combination of Permal with EnTrust, the Permal management equity plan was liquidated with the payment of $7.2 million to its participants. As of December 31, 2016, the estimated redemption value for units under management equity plans aggregated $64.2 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Future Outlook
As of December 31, 2016, we had approximately $415 million in cash and cash equivalents in excess of our working capital and regulatory capital requirements. The $415 million includes amounts expected to be used to fund accrued compensation payments, primarily in the first quarter of fiscal 2018. We currently project that our cash flows from operating activities will be sufficient to fund our present and foreseeable, near-term liquidity needs. We intend to utilize up to $90 million of cash generated from future operations to purchase shares of our common stock on a quarterly basis, subject to market conditions and other cash needs. We have approximately $1 billion of available borrowing capacity under our revolving credit facility, which expires in December 2020, and can be increased by another $500 million with the approval of the lenders. We do not currently expect to raise incremental debt or equity financing over the next 12 months. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts under our revolving credit facility, such as an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing future share repurchases, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

Our liquid assets include cash, cash equivalents, and certain current investment securities. At December 31, 2016, our total liquid assets of approximately $971 million included $310 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries are not significant. In order to increase our cash available in the U.S. for general corporate purposes, we plan to utilize up to $267 million of foreign cash over the next several years, of which $8 million is accumulated foreign earnings. Any additional tax provision associated with these repatriations was previously recognized. No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, we will provide for and pay any applicable additional U.S. taxes in connection with repatriation of offshore earnings.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

Other
As of December 31, 2016, less than 1% of total assets (4% of financial assets at fair value) and 1% of total liabilities (83% of financial liabilities measured at fair value) meet the definition of Level 3. Excluding the assets and liabilities of CIVs, less than 1% of total assets (4% of financial assets measured at fair value) and 1% of total liabilities (83% of financial liabilities measured at fair value) meet the definition of Level 3.

On January 31, 2017, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.22 per share, payable on April 17, 2017.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs and other consolidated sponsored investment products, as we are not responsible or liable for these obligations:

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$—	$—	$—	$250.0	$—	$2,000.0	$2,250.0
Interest on long-term borrowings and credit facility commitment fees	45.7	113.9	113.9	110.6	106.7	2,378.2	2,869.0
Minimum rental and service commitments	33.6	125.3	101.0	90.3	83.6	264.4	698.2
Total Contractual Obligations	79.3	239.2	214.9	450.9	190.3	4,642.6	5,817.2
Contingent Obligations
Payments related to business acquisitions:(1)
Martin Currie	400.4	—	—	—	—	—	400.4
RARE Infrastructure	22.4	54.1	—	—	—	—	76.5
Other	24.6	5.5	23.4	—	—	—	53.5
Total payments related to business acquisitions	447.4	59.6	23.4	—	—	—	530.4
Total Obligations(2)(3)(4)(5)	$526.7	$298.8	$238.3	$450.9	$190.3	$4,642.6	$6,347.6

(1)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of December 31, 2016, for amounts denominated in currencies other than the U.S. dollar. The related contingent consideration liabilities had an aggregate fair value of $35.5 million as of December 31, 2016, net of certain potential pension and other obligations related to Martin Currie. See Notes 3 and 9 of Notes to Consolidated Financial Statements.

(2)
The table above does not include approximately $35.0 million in capital commitments to investment partnerships in which we are a limited partner, which will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2026; $100 million of co-investment commitment associated with the Clarion Partners acquisition, which will be funded after the second anniversary of the transaction closing; or up to $3.8 million of remaining additional working capital commitment associated with the Financial Guard acquisition, which will be funded over the two year period following the acquisition closing.

(3)
The table above does not include amounts for uncertain tax positions of $48.4 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(4)
The table above does not include redeemable noncontrolling interests, primarily related to minority equity interests in our affiliates, of $615.4 million as of December 31, 2016, because the timing and amount of any related cash outflows cannot be reliably estimated, and noncontrolling interests of CIVs of $81.4 million as of December 31, 2016, because we have no obligations in relation to these amounts.

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

Critical Accounting Policies
The following Critical Accounting Policies have been updated from our Annual Report on Form 10-K for the year ended March 31, 2016.

Intangible Assets and Goodwill

Balances as of December 31, 2016, are as follows (in thousands):

Amortizable asset management contracts	$217,837
Indefinite-life intangible assets	3,741,492
Trade names	69,481
Goodwill	1,927,452
$5,956,262

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

We completed our annual impairment tests of goodwill and indefinite-life intangible assets as of December 31, 2016. We also completed our periodic impairment review of amortizable intangible assets as of December 31, 2016. As a result of these impairment tests, our RARE Infrastructure amortizable management contracts asset and our Permal trade name indefinite-life intangible asset were determined to be partially impaired, resulting in pre-tax operating charges of $18 million and $17 million, respectively. Neither goodwill nor any other indefinite-life intangible assets were deemed to be impaired. Details of our intangible assets and goodwill and the related impairment tests follow. As a result of uncertainty regarding future market conditions, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment.

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

During the nine months ended December 31, 2016, revenues related to the RARE Infrastructure separate account contracts asset declined. Based on revised attrition estimates, the remaining useful life of the acquired contracts was decreased from 11 years to eight years at December 31, 2016. As a result of the client attrition, the related decline in revenues, and the revised estimate of the remaining useful life, the evaluation at December 31, 2016, indicated the amortized carrying value of $61 million would not be fully recoverable. Projected cash flows on remaining acquired contracts indicated a fair value of $43 million, and an impairment charge of $18 million on this asset was recorded in the three months ended December 31, 2016. The significant assumptions used in the cash flow analysis used to determine the fair value included projected AUM growth/(attrition) rates of 7%/(13)% and a discount rate of 15.5%. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions due to client attrition and the related reduction in revenues, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that continued client attrition, asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset.

The estimated remaining useful lives of amortizable intangible assets currently range from two to 10 years with a weighted-average life of approximately 8.3 years.

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

Contracts that are managed and operated as a single unit, such as contracts within the same family of funds, are reviewed in aggregate and are considered interchangeable if investors can transfer between funds with limited restrictions. Similarly, cash flows generated by new funds added to the fund group are included when determining the fair value of the intangible asset. As further discussed in Note 3 of Notes to Consolidated Financial Statements, EnTrust has been combined with Permal to form EnTrustPermal, through common management, shared resources (including infrastructure, employees, and processes) and branding initiatives. Accordingly, after completing the annual impairment testing process as of December 31, 2016, the indefinite-life funds management contracts asset related to the EnTrust acquisition was combined with the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business. The related carrying values and cash flows of the funds will be aggregated for future impairment testing.

Projected cash flows are based on annualized cash flows for the applicable contracts projected forward 40 years, assuming annual cash flow growth from estimated net client flows and projected market performance. To estimate the projected cash flows, projected growth rates by affiliate are used to project their AUM. Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income and liquidity) and by investment manager based upon, among other things, historical experience and expectations of future market and investment performance from internal and external sources. Currently, our market growth assumptions are 6% for equity, 3% for fixed income, 4% for alternative, and 0% for liquidity products, with a general assumption of 2% organic growth for all products, subject to exceptions for organic growth (contraction), generally in years one through five.

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

As of December 31, 2016, the Permal funds-of-hedge funds contracts of $334 million accounted for approximately 10% of our indefinite-life intangible assets, and were supported by its funds-of-hedge funds business. These funds have continued to experience periods of moderate inflows or outflows over recent years and certain increased risks, as follows. The past several years have seen declines in the traditional high net worth client funds-of-hedge funds business, Permal's historical focus, which Permal has offset to some extent with inflows in their institutional business. Further, funds-of-hedge fund managers are subject to certain market influences, as evidenced in Permal's growth in institutional funds and separate accounts, adding additional uncertainty to our estimates. As a result of continued risk and uncertainty with its funds business, the near-term growth assumptions for these contracts were reduced compared to management's three-year AUM projections.

Based upon our projected discounted cash flow analyses, the fair value of the Permal funds-of-hedge funds contracts asset exceeded its carrying value by approximately $15 million. Cash flows on the Permal funds-of-hedge funds contracts were assumed to have an average annual growth rate of approximately 9% (4% market and 5% organic/other). However, given current experience, projected near-year cash flows reflect moderate AUM outflows in years one, two, and three, and trend to modest AUM inflows in year four. Investment performance, including its expected impact on future asset flows, is a significant factor in our growth projections for the Permal funds-of-hedge funds contracts. Our market performance projections are supported by the fact that the two largest funds that comprise approximately half of the contracts asset AUM, have 10-year average returns approximating 5%. Our market projections are further supported by industry statistics. The projected cash flows from the Permal funds-of-hedge funds contracts were discounted at 16.0%, reflecting the factors noted above.

As previously discussed, after completing the annual impairment testing process as of December 31, 2016, the indefinite-life funds management contracts asset related to the EnTrust acquisition was combined with the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business. Legg Mason completed a qualitative impairment test for the combined asset and no impairment indicators were noted.

As of December 31, 2016, the RARE Infrastructure mutual funds contracts of $123 million accounted for approximately 3% of our indefinite-life intangible assets. Based on our projected discounted cash flow analyses, the fair value of the mutual funds contracts asset exceeded its carrying value by $4 million. For our impairment test, cash flows from the RARE Infrastructure mutual fund contracts were assumed to have annual growth rates averaging approximately 7%, and reflect moderate AUM inflows in years 1 and 2. Projected cash flows of the RARE Infrastructure mutual fund contracts were discounted at 15.5%.

Assuming all other factors remain the same, our actual results and/or changes in assumptions for the RARE Infrastructure mutual fund contracts cash flow projections over the long-term would have to deviate more than 4% from projections, or the discount rate would have to be raised from 15.5% to 16.0%, for the asset to be deemed impaired. Despite the excess of fair value over the related carrying value, given the current uncertainty regarding future market conditions, it is reasonably possible that fund performance, flows and AUM levels may decrease in the near term such that actual cash flows from the RARE Infrastructure mutual funds contracts could deviate from the projections by more than 4% and the asset could be deemed to be impaired by a material amount.

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2.1 billion, account for approximately 55% of our indefinite-life intangible assets. As of December 31, 2016, approximately $150 billion of AUM, primarily managed by ClearBridge and Western Asset, are associated with this asset, with approximately 40% in each of equity and fixed income AUM and 30% in liquidity AUM. Although our domestic mutual funds overall have maintained strong recent market performance, previously disclosed uncertainties regarding market conditions and asset flows and risks related to potential regulatory changes in the liquidity business, are reflected in our projected discounted cash flow analyses. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by a material amount. For our impairment test, cash flows from the domestic mutual fund contracts were assumed to have annual growth rates averaging approximately 6%, and reflect moderate AUM inflows in years 1 and 2. Projected cash flows of the domestic mutual fund contracts were discounted at 13.0%.

Trade names account for 2% of indefinite-life intangible assets and are primarily related to Permal and Clarion Partners, which had carrying values of $38 million and $23 million, respectively. We tested these intangible assets using a relief from royalty approach and discounted cash flow methods similar to those described above for indefinite-life contracts and determined that the carrying value of the Permal trade name exceeded its fair value, which resulted in an impairment charge of $17,000. The impairment charge was primarily the result of a decrease in revenues and a reduction in the royalty rate, reflecting a decline in the value of the Permal trade name due to a change in branding and decline in the use of the separate Permal name following the combination with EnTrust. The significant assumptions used in the cash flow analysis included projected annual revenue growth rates of 3% to 9% (average: 7%), a royalty rate of 1.5%, and a discount rate of 16.0%. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions resulting from flow and AUM levels, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset. The resulting fair values of the other trade names significantly exceeded the related carrying amounts.

Goodwill
Goodwill is evaluated at the reporting unit level and is considered for impairment when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted projected cash flows and EBITDA multiples, similar to techniques employed in analyzing the purchase price of an acquisition. We continue to be managed as one Global Asset Management operating segment. Internal management reporting of discrete financial information regularly received by the chief operating decision maker, our Chief Executive Officer, is at the consolidated Global Asset Management business level. As a result, goodwill is recorded and evaluated at one Global Asset Management reporting unit level. Our Global Asset Management reporting unit consists of the operating businesses of our asset management affiliates and our centralized global distribution operations. In our impairment testing process, all consolidated assets (except for certain tax benefits) and liabilities are allocated to our single Global Asset Management reporting unit. Similarly, the projected operating results of the reporting unit include our holding company corporate costs and overhead, including interest expense and costs associated with executive management, finance, human resources, legal and compliance, internal audit and other central corporate functions.

Goodwill principally originated from the acquisitions of CAM, Permal, Royce, Martin Currie, RARE Infrastructure, and more recently Clarion Partners and EnTrust. The value of the reporting unit is based in part, on projected consolidated net cash flows, including all cash flows of assets managed in our mutual funds, closed-end funds and other proprietary funds, in addition to separate account assets of our managers.

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

We also perform a market-based valuation of our reporting unit value, which applies an average of EBITDA multiples paid in change of control transactions for peer companies to our EBITDA. The results of our two estimates of value for the reporting unit (the discounted cash flow and EBITDA multiple analyses) are compared and significant differences, if any, are assessed to determine the reasonableness of each value and whether any adjustment to either result is warranted. Once the values are accepted, the appropriately weighted average of the two reporting unit valuations (the discounted cash flow and EBITDA multiple analyses) is used as the implied fair value of our Global Asset Management reporting unit, which at December 31, 2016, exceeded the carrying value by 14%, or approximately $550 million. Considering the relative merits of the details involved in each valuation process, we used an equal weighting of the two values for the December 2016 testing. Changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced AUM or other factors, could result in an impairment of goodwill, and such an impairment could potentially have a material impact on our results of operations and financial condition.

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

Recent market evidence regarding control premiums suggest values of 14% to 54%, with an average of 34%, as realistic and common and we believe such premiums to be a reasonable range of estimation for our equity value. Based on our analysis and consideration, we believe the implied control premium of 43% determined by our reporting unit value estimation at December 31, 2016, is reasonable in relation to the observed relevant market control premium values.

Consolidation
In the normal course of our business, we sponsor and manage various types of investment products. For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make, and any earned but uncollected management fees. Uncollected management fees from managed investment products were not material as of December 31, 2016, we have not issued any investment performance guarantees to these investment products or their investors, and we did not sell or transfer investment assets to any of these investment products. In accordance with financial accounting standards, we consolidate certain sponsored investment products, some of which are designated as CIVs.

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

As of December 31, 2016, equity, fixed income, alternative and liquidity AUM values aggregated $169.0 billion, $381.1 billion, $71.5 billion and $88.8 billion, respectively. As the majority of our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying the value of our AUM. Economic events and financial market turmoil have increased market price volatility; however, as further discussed below, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of December 31, 2016, less than 5% of total AUM is valued based on unobservable inputs, the majority of which is related to our real estate funds discussed below.

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

Valuation processes for AUM are dependent on the nature of the assets and any contractual provisions with our clients. Equity securities under management for which market quotations are available are usually valued at the last reported sales price or official closing price on the primary market or exchange on which they trade. Debt securities under management are usually valued at bid, or the mean between the last quoted bid and asked prices, provided by independent pricing services that are based on transactions in debt obligations, quotations from bond dealers, market transactions in comparable securities and various other relationships between securities. Short-term debt obligations are generally valued at amortized cost, which approximates fair value. The majority of our AUM is valued based on data from third parties such as independent pricing services, fund accounting agents, custodians and brokers. This varies slightly from time to time based upon the underlying composition of the asset class (equity, fixed income, alternative and liquidity) as well as the actual underlying securities in the portfolio within each asset class. Regardless of the valuation process or pricing source, we have established controls reasonably designed to assess the reasonableness of the prices provided.

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

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended December 31, 2016, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 4.        Controls and Procedures

As of December 31, 2016, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  Other than for aspects of the EnTrust and Clarion Partners businesses acquired in May 2016 and April 2016, respectively, there have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2016. The risk factor below has been updated to include activity for the nine months ended December 31, 2016.

Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets

Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the quarter ended December 31, 2016, we incurred impairment charges associated with our RARE Infrastructure amortizable management contracts asset and Permal trade name asset of $18 million and $17 million, respectively. Also, during the quarter ended December 31, 2015, we incurred aggregate impairment charges of $371 million ($297 million, net of taxes) relating to the Permal funds-of-hedge funds contracts and Permal trade name assets. Changes in the assumptions underlying projected cash flows from the assets or reporting unit, resulting from market conditions, reduced assets under management ("AUM") or other factors, could result in an impairment of any of these assets.
During the nine months ended December 31, 2016, no triggering events required that we consider impairment tests of any of our intangible assets or goodwill prior to our annual December 31 impairment tests. We completed our annual impairment tests of goodwill and indefinite-life intangible assets as of December 31, 2016, and determined that the amortizable management contracts asset associated with the RARE Infrastructure acquisition and the Permal trade name asset were impaired by $18 million and $17 million, respectively. The impairment of the RARE Infrastructure amortizable management contracts asset was the result of client attrition, the related decline in revenues, and the resulting revised estimate of the remaining useful life of the contracts. The impairment of the Permal trade name was the result of a decrease in revenues and a reduction in the royalty rate, reflecting a decline in the value of the Permal trade name due to the combination with EnTrust. There were no other impairments to indefinite-life intangible assets, amortizable management contracts assets, or goodwill as of December 31, 2016.
The domestic mutual fund contracts asset acquired in the 2005 acquisition of the Citigroup Asset Management business of $2.1 billion and the Permal funds-of-hedge funds contracts asset of $334 million account for approximately 55% and 10%, respectively, of our indefinite-life intangible assets, while the goodwill in our reporting unit aggregates $1.9 billion. As of December 31, 2016, we also had $1.3 billion of other indefinite-life intangible assets, which includes indefinite-life mutual funds contract assets of $505 million, $262 million, and $123 million, recorded at fair value in connection with the acquisitions of Clarion Partners in April 2016, EnTrust in May 2016, and RARE Infrastructure in October 2015, respectively.
In addition to the previously discussed impairments of the RARE Infrastructure amortizable management contracts asset and the Permal trade name asset, the carrying value of the Permal funds-of-hedge funds contracts asset was written down to fair value as a result of the aforementioned impairment during the quarter ended December 31, 2015. As a result, of impairing the contract and trade name assets, decreases in our cash flow projections or increases in the discount rates, resulting from actual results, or changes in assumptions due to market conditions, reduced AUM, less favorable operating margins, lower yielding asset mixes, and other factors, may result in further impairment of these assets. There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce additional impairment in some or all of these assets.
As of December 31, 2016, the date of our most recent annual testing, the estimated fair value of the Permal funds-of-hedge funds contracts asset exceeded the carrying value by approximately $15 million. As of December 31, 2016, EnTrust has been combined with Permal to create EnTrustPermal. Accordingly, after completing the annual impairment testing process as of December 31, 2016, the EnTrust funds management contracts asset was combined with the Permal funds-of-hedge funds management contracts asset. The related carrying values and cash flows of the funds will be aggregated for future impairment testing. The combined asset remains sensitive to changes in the actual results or assumptions noted above, therefore, market decreases, outflows or other changes in the actual results or the assumptions noted above may result in an impairment of the combined EnTrustPermal fund management contracts asset.

Also, as of December 31, 2016, the estimated fair value of the RARE Infrastructure mutual fund contracts asset exceeded the carrying value by approximately $4 million. Assuming all other factors remain the same, our actual results and/or changes in assumptions for the RARE Infrastructure mutual fund contracts cash flow projections over the long term would have to deviate by more than 4%, or the discount rate would have to increase from 15.5% to 16.0% for the asset to be deemed impaired. The carrying value of the RARE Infrastructure mutual fund contracts asset remains sensitive to changes in the actual results or assumptions noted above. Therefore, market decreases, outflows or other changes in actual results or the assumptions noted above may result in an impairment of the RARE Infrastructure mutual fund contracts assets.

The estimated fair value of our reporting unit exceeds its aggregate carrying value by 14%, or approximately $550 million, at December 31, 2016. Similar to intangible assets, changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced AUM or other factors, could result in an impairment of goodwill, and such an impairment could potentially have a material impact on our results of operations and financial condition.

There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce an additional impairment.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended December 31, 2016:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
October 1, 2016 through October 31, 2016	421	$33.68	—	$602,423,230
November 1, 2016 through November 30, 2016	1,655,703	29.83	1,655,703	553,040,870
December 1, 2016 through December 31, 2016	1,291,141	31.44	1,290,253	512,482,274
Total	2,947,265	$30.53	2,945,956

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
10.1
Investor Rights and Standstill Agreement dated December 19, 2016 between Legg Mason, Inc. and Shanda Asset Management Investment Limited (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on December 19, 2016)

10.2
First Amendment to Investor Rights and Standstill Agreement dated January 31, 2017 between Legg Mason, Inc. and Shanda Asset Management Investment Limited (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 31, 2017)

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2016, filed on February 7, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	February 7, 2017	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	February 7, 2017	/s/ Peter H. Nachtwey
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
10.1
Investor Rights and Standstill Agreement dated December 19, 2016 between Legg Mason, Inc. and Shanda Asset Management Investment Limited (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on December 19, 2016)

10.2
First Amendment to Investor Rights and Standstill Agreement dated January 31, 2017 between Legg Mason, Inc. and Shanda Asset Management Investment Limited (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 31, 2017)

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2016, filed on February 7, 2017 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail