Form 10-K
period 2017-03-31
LEGG MASON, INC.
filed 2017-05-24
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
(Check one)
Large accelerated filer	[X]						Accelerated filer				[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)					Smaller reporting company				[ ]
Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any
new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.									Yes	[ ]	No	[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).									Yes	[ ]	No	[X]
As of September 30, 2016 the aggregate market value of the registrant's voting stock, consisting of the registrant's common stock, held by non-affiliates was $3,330,728,505.
As of May 18, 2017, the number of shares outstanding of the registrant's common stock was 95,860,683.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 25, 2017 are incorporated by reference into Part III of this Report.

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

Our future revenues may fluctuate due to numerous factors, such as: the total value and composition of our AUM; the mix of our AUM among our affiliates, asset classes, client type and geography; the revenue yield of our AUM; the volatility and general level of securities prices and interest rates; the relative investment performance of company-sponsored investment funds and other asset management products both in absolute terms and relative to competing offerings and market indices; investor sentiment and confidence; general political and economic conditions; our ability to maintain investment management and administrative fees at current levels; competitive conditions in our business; the ability to attract and retain key personnel; the impact, extent and timing of technological changes and the adequacy of intellectual property, information and cyber security protection; and the introduction, withdrawal, success and timing of business initiatives, strategies and acquisitions.

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

Additional information about Legg Mason is available on our website at http://www.leggmason.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and our proxy statements. Investors can find this information under the “Investor Relations” section of our website. These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, the Legg Mason, Inc. Corporate Governance Principles, our Code of Conduct for all employees and directors, and the charters for the committees of our Board of Directors are also available on our corporate website at http://www.leggmason.com under “About - Investor Relations - Governance - Corporate Governance”. A copy of any of these materials may also be obtained, free of charge, by sending a written request to Corporate Secretary, Legg Mason, Inc., 100 International Drive, Baltimore, MD 21202. As required, and within the time frames required, by the SEC or the New York Stock Exchange (“NYSE”), we will post on our website any amendments to the Code of Conduct and any waiver of the Code of Conduct applicable to any executive officer, director, chief financial officer, principal accounting officer or controller. The information on our website is not incorporated by reference into this Report.

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our” and “Legg Mason” include Legg Mason, Inc. and its predecessors and subsidiaries, and the term “asset managers” refers to the asset management businesses operated by our subsidiaries. References to “fiscal year 2017” or other fiscal years refer to the 12-month period ended March 31st of the year specified.

Business Developments During the Fiscal Year Ended March 31, 2017

The asset management industry continues to experience disruption and challenges, including a shift to lower-fee passively managed products and changing fee pressure (including pressure arising from the shift to lower-fee passive products), regulatory changes and an increased role of technology in asset management services. During fiscal year 2017, in addition to the normal course operations of our business, we took the following actions to improve our positioning to successfully navigate the changing industry landscape:

•
On April 13, 2016, we acquired an 82% equity interest in Clarion Partners, a diversified real estate asset management firm based in New York. The Clarion Partners management team retained 18% of the outstanding equity in Clarion Partners. The acquisition of Clarion Partners fills gaps in our illiquid alternative product offerings.

•
On May 2, 2016, we combined the Permal Group (“Permal”), our existing hedge fund of funds platform, with EnTrust Capital ("EnTrust"), a leading alternative asset management firm headquartered in New York with largely complementary investment strategies, investor base, and business mix to Permal. As a result of the combination, we own 65% of the combined entity, branded EnTrustPermal, and 35% is owned by EnTrustPermal's chief executive officer. The combination of the businesses of EnTrust and Permal created a new global alternatives solutions firm.

•
On August 8, 2016, we completed the issuance and sale of $500 million aggregate principal amount of 5.45% Junior Subordinated Notes due 2056 (the “5.45% Notes”). The net proceeds of the offering, together with cash on hand, were used to repay $500 million of borrowings under our revolving credit facility.

•
On August 17, 2016, we completed the acquisition of an 82% interest in Financial Guard LLC, an online Registered Investment Advisor and innovative technology-enabled wealth management and investment advice platform. Financial Guard operates as part of our alternative distribution strategies business, which focuses on combining technology with our investment affiliates’ capabilities in order to better serve clients.

•
During fiscal year 2017, we streamlined our business by divesting our interests in two small non-core asset managers and a joint venture with a former employee, which at the time of their respective divestitures, managed $0.9 billion, $1.6 billion and $2.3 billion of AUM.

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

Business Overview

Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored investment funds and retail separately managed account programs. Operating from asset management offices located in the United States, the United Kingdom and a number of other countries worldwide, our businesses provide a broad array of investment management products and services. We offer these products and services directly and through various financial intermediaries. Our investment advisory services include discretionary and non-discretionary management of separate investment accounts in numerous investment styles for institutional and individual investors. Our investment products include proprietary mutual funds ranging from money market and other liquidity products to fixed income, equity and alternative funds managed in a wide variety of investment styles. We also offer other domestic and offshore funds to both retail and institutional investors, privately placed real estate funds and funds-of-hedge funds.

Our subsidiary asset managers primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of AUM; accordingly, the fee income of each of our asset managers will typically increase or decrease as its average AUM increases or decreases. In addition, the fees on our AUM vary with the type of account managed, the amount of assets in the account, the asset manager and the type of client. Increases in AUM generally result from inflows of additional assets from new and existing clients and from appreciation in the value of client assets (including investment income earned on client assets and due to changes in currency exchange rates). Conversely, decreases in AUM generally result from client redemptions and declines in the value of client assets. Our AUM may also increase as a result of business acquisitions, or decrease as a result of dispositions.

We may earn performance fees under certain investment advisory contracts for exceeding performance benchmarks or hurdle rates. The largest portion of our performance fees is earned based on 12-month performance periods that end in differing quarters during the year, with a portion based on quarterly performance periods. We also earn performance fees on alternative products that are earned at the end of varying investment periods or in multiple-year intervals. For the fiscal years ended March 31, 2017, 2016 and 2015, of our $2.9 billion, $2.7 billion and $2.8 billion in total revenues, $108.3 million, $42.0 million and $83.5 million, respectively represented performance fees. During the fiscal year ended March 31, 2017, $60.8 million of these performance fees were earned by Clarion Partners on assets invested with them prior to the closing of the acquisition in April 2016 and are passed through as compensation to Clarion Partners’ management team pursuant to the terms of the Clarion Partners acquisition. As of March 31, 2017, approximately 11% of our total AUM was in accounts that were eligible to pay performance fees.

As of March 31 of each of the last three fiscal years, we had the following aggregate AUM (in billions, except percentages):

	Assets Under Management	Equity Assets	% of Total in Equity Assets	Fixed Income Assets	% of Total in Fixed Income Assets	Alternative Assets	% of Total in Alternative Assets	Liquidity Assets	% of Total in Liquidity Assets
2017	$728.4	$179.8	25%	$394.3	54%	$67.9	9%	$86.4	12%
2016	669.6	162.3	24	372.3	56	22.7	3	112.3	17
2015	702.7	186.2	26	370.1	53	19.2	3	127.2	18
From time to time, our reported equity, fixed income or alternative assets under management may exclude assets that we are retained to manage on a short-term or temporary basis. Beginning in fiscal year 2017, we began reporting Alternative Assets as part of our AUM classifications. We currently define Alternative Assets as all AUM managed by Clarion Partners, EnTrustPermal, RARE Infrastructure or Glouston Capital Partners (prior to its sale on March 31, 2017). All prior periods have been revised to present Alternative Assets.

We believe that market conditions and our investment performance are critical elements in our attempts to grow our AUM and business. When securities and real estate markets are increasing, our AUM will tend to increase because of market performance, resulting in additional asset management revenues. Similarly, if we can produce positive investment results and maintain competitive fee levels, our AUM will tend to increase. In addition, favorable market conditions or strong relative investment performance can result in increased inflows in assets from existing and new clients. Conversely, in periods when securities or real estate markets are weak or declining, or when we have not maintained competitive fee levels or have produced poor investment performance, absolute or relative to benchmarks or peers, it is likely to be more difficult to grow our AUM and business and, in such periods, our AUM and business may decline.

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

We conduct the majority of our business through our asset managers. Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily alternatives, equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries. As of March 31, 2017, we directly or indirectly owned all of the voting equity of Brandywine Global Investment Management, ClearBridge Investments, Martin Currie, QS Investors and Western Asset Management Company. Clarion Partners is 18% owned by its management team, EnTrustPermal is 35% owned by its chief executive officer, Royce is 19% owned by its management team, and RARE Infrastructure is 15% owned by its management team and 10% owned by a third party. In addition, the management teams at Clarion Partners and ClearBridge Investments each owns non-voting equity interests in the business which provide them with participation in any increase in the value of the business (subject to appropriate discounts). During fiscal year 2017, we also had one joint venture that we owned with a former employee. On February 24, 2017, we sold our interest in that joint venture to the former employee.

Each of our primary asset managers is generally operated as a separate business, in many cases with certain distribution functions being provided by the parent company and other affiliates, that typically markets its products and services under its own brand name. Consistent with this approach, we have in place revenue sharing arrangements with certain of our asset managers: Brandywine Global Investment Management, ClearBridge Investments, RARE Infrastructure,

Royce & Associates, and Western Asset Management Company, and/or certain of their key officers. Pursuant to these revenue sharing arrangements, a specified percentage of the asset manager's revenues, net of certain third party distribution expenses, is required to be distributed to the equity owners of the business and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, but excluding certain expenses such as amortization of acquired intangible assets and excluding income taxes. Specific compensation allocations are determined by the asset manager's management, subject to corporate management approval in certain cases. Although, without renegotiation, the revenue sharing arrangements impede our ability to increase our profit margins from these businesses, we believe these arrangements help us retain and attract talented employees. In addition, the revenue sharing arrangements provide management of these asset managers with incentives to (i) grow the asset managers' revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the revenues retained that is available to fund growth initiatives and for incentive compensation. In addition, the chief executive officer of EnTrustPermal and the management teams of Clarion Partners, ClearBridge, Royce and RARE Infrastructure have significant equity interests in the applicable company, which helps to align the interests of the management of those affiliates with the interests of our shareholders.

Asset Managers

Our asset managers provide a wide range of investment advisory services to separately managed account clients, including institutional clients such as pension and other retirement plans, corporations, insurance companies, endowments and foundations and governments, as well as retail clients such as high net worth individuals and families, and retail separately managed account programs. In addition, our asset managers also manage or sub-advise various groups of proprietary and non-proprietary U.S. mutual funds and exchange-traded funds (“ETFs”) registered under the Investment Company Act of 1940, as amended, including equity, fixed income, liquidity and balanced funds. Certain of our asset managers also manage or sub-advise numerous international mutual funds that are domiciled and distributed in countries around the globe.

Western Asset Management Company is a leading global fixed income asset manager for institutional clients. Headquartered in Pasadena, California, Western Asset Management's operations include investment operations in New York City, the United Kingdom, Japan, Brazil, Australia and Singapore. Western Asset Management offers a broad range of products spanning the yield curve and encompassing the world's major bond markets, including a suite of limited duration and core products, emerging market and high yield portfolios, municipal portfolios and a variety of sector-oriented and global products. Western Asset Management also sub-advises U.S. mutual funds that are sponsored by third parties. Among the services Western Asset Management provides are management of separate accounts and U.S. mutual funds, one real estate investment trust, closed-end funds, international funds and other structured investment products. As of March 31, 2017, Western Asset Management managed assets with a value of $ 426.9 billion.

ClearBridge Investments is an equity asset management firm based in New York City that also has offices in Baltimore, Maryland and Wilmington, Delaware. ClearBridge Investments provides asset management services to certain of the equity funds (including balanced funds and closed-end funds) in the Legg Mason Funds, to retail separately managed account programs, to certain of our international funds and, primarily through separate accounts, to institutional clients. ClearBridge Investments also sub-advises U.S. mutual funds that are sponsored by third parties. ClearBridge Investments offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. Significant ClearBridge Investments investment styles include low volatility, high active shares and income solutions. In managing assets, ClearBridge Investments generally utilizes a bottoms-up, research intensive, fundamental approach to security selection that seeks to identify companies with the potential to provide solid economic returns relative to their risk-adjusted valuations. As of March 31, 2017 ClearBridge Investments managed assets with a value of $110.6 billion.

Brandywine Global Investment Management is a global asset management firm headquartered in Philadelphia, Pennsylvania with offices also in the United Kingdom, Canada and Singapore. Brandywine Global Investment Management provides investment advisory services primarily to separately managed accounts for institutional clients in a range of fixed income, including global and international fixed income, and equity investment strategies. Brandywine Global Investment Management also provides investment advisory services to high net worth clients through separately managed account programs, including various non-proprietary wrap accounts sponsored by third parties, and also sub-advises U.S. mutual funds that are sponsored by third parties. In addition, Brandywine Global Investment Management manages nine of our proprietary U.S. mutual funds and a number of our international funds. Brandywine Global Investment Management pursues a value investing approach in its management of both equity and fixed income assets. As of March 31, 2017, Brandywine Global Investment Management managed assets with a value of $69.5 billion.

Clarion Partners, which we acquired in April 2016, is a leading manager of real estate investment funds. Headquartered in New York, the firm has offices in Atlanta, Boston, Dallas, London, Los Angeles, São Paulo, Seattle and Washington, DC and offers a broad range of real estate strategies across the risk/return spectrum to institutional investors. Clarion Partners offers its services through institutional separate accounts and privately placed open-end funds. As of March 31, 2017, Clarion Partners managed assets with a value of $43.1 billion.

EnTrustPermal is a leading global alternative asset manager specializing in providing investment solutions to public, corporate and multi-employer pension funds, foundations, endowments, sovereign wealth funds, insurance companies, private banks, family offices and high net worth individuals. In May 2016, we completed a transaction which combined Permal with EnTrust Capital to create EnTrustPermal. We own 65% of the combined firm. EnTrustPermal has investment teams located in London, New York City and Paris and additional offices in Dubai, Hong Kong, Singapore and Nassau. As of March 31, 2017, EnTrustPermal managed assets with a value of $19.4 billion.

Royce is the investment advisor to all of The Royce Funds, a proprietary range of equity U.S. mutual funds and to certain of our international funds. In addition, Royce manages other pooled and separately managed accounts, primarily for institutional clients. Headquartered in New York City, Royce generally invests in smaller company stocks, using a value approach. Royce’s stock selection process generally seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce pursues securities that are priced below its estimate of the issuer’s current worth. As of March 31, 2017, Royce managed assets with a value of $17.8 billion.

Martin Currie is an international equity specialist headquartered in Edinburgh, Scotland with additional offices in London, England and Melbourne, Australia. It manages active U.S. and international equity portfolios for a global client base of financial institutions, charities, foundations, endowments, pension funds, family offices, government agencies and investment funds. As of March 31, 2017, Martin Currie managed approximately $17.8 billion in AUM.

QS Investors is a customized solutions and global quantitative equities investment firm providing asset management and advisory services to a diverse array of institutional clients. Headquartered in New York City, QS Investors has developed approaches to integrating quantitative and behavioral investment insights and dynamically weighting opportunities in response to changing conditions in the economy and the market. QS Investors offers a broad spectrum of strategies which includes actively managed U.S. and Global equities, Liquid Alternatives, and Customized Solutions. Following our acquisition of QS Investors in May 2014, two of our wholly-owned subsidiaries were integrated into QS Investors. As of March 31, 2017, QS Investors managed approximately $16.6 billion of AUM.

RARE Infrastructure is a global listed infrastructure investing specialist, which we acquired in October 2015. RARE Infrastructure currently manages domestic and international funds in three distinct strategies; RARE Infrastructure Value (a global strategy with a mix between income and capital returns), RARE Emerging Market (purely focused on emerging markets infrastructure) and RARE Infrastructure Income (a global strategy with a focus on distributing yield). Legg Mason holds a 75% ownership interest in the firm, the firm's management team retained a 15% equity stake and a third-party owner retained 10%. Headquartered in Sydney, Australia, RARE Infrastructure had approximately $5.4 billion in AUM as of March 31, 2017.

On December 21, 2016, we sold our subsidiary, Legg Mason Poland, which managed $0.9 billion of assets at the time of the sale. On February 24, 2017, we sold to a former employee our 50% interest in a joint venture with that former employee, which managed $1.6 billion of assets at the time of the sale. On March 31, 2017, we sold to its management team our interest in a private equity firm which managed $2.3 billion of assets at the time of the sale.

United States Funds

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

The Legg Mason Funds consist of 110 mutual funds and 26 closed-end funds in the United States, all of which are primarily managed or sub-advised by Brandywine Global Investment Management, ClearBridge Investments, EnTrustPermal, Martin Currie, RARE Infrastructure, QS Investors and Western Asset Management. The mutual funds and closed-end funds within the Legg Mason Funds include 61 equity funds (including balanced funds) that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large- and mid-cap growth funds and international funds. The fixed income, liquidity mutual funds and closed-end funds within the Legg Mason Funds include 75 funds that offer a wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. As of March 31, 2017 and 2016, the Legg Mason Funds included $147.1 billion and $147.5 billion in assets, respectively, in their mutual funds and closed-end funds, of which approximately 37% and 34%, respectively, were equity assets, approximately 40% and 37%, respectively, were fixed income assets, and approximately 23% and 29%, respectively, were liquidity assets. As of March 31, 2017 and 2016, less than 1% of the assets in the Legg Mason funds were alternative assets.

The Royce Funds consist of 23 mutual funds and three closed-end funds, most of which invest primarily in smaller-cap company or micro-cap company stocks using a value approach. The funds differ in their approach to investing in smaller companies and the universe of securities from which they can select. As of March 31, 2017 and 2016, the Royce Funds included $15.4 billion and $16.0 billion in assets, respectively, substantially all of which were equity assets. The Royce Funds are distributed through non-affiliated fund supermarkets, Legg Mason Global Distribution, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in the Royce Funds are distributed only through insurance companies.

Exchange Traded Funds

The Legg Mason ETFs invest in a wide range of domestic and international equity securities. As of March 31, 2017, Legg Mason ETF lineup consisted of seven ETFs managed by QS Investors and RARE Infrastructure. In fiscal 2018, Legg Mason expects to add to its ETF lineup with ETFs managed or sub-advised by ClearBridge Investments, QS Investors, RARE Infrastructure, Royce and Western Asset Management and utilizing both passive and active management to invest in a wide spectrum of equity securities utilizing numerous investment styles, including broad equity exposure, factor, sector exposure, fixed income and traditional security selection.

Private Funds

In addition to our U.S. mutual funds and ETFs, our investment affiliates sponsor and manage various unregistered, or “private” funds that are made available to qualified U.S. or non-U.S. investors, depending upon the product. Private funds are pooled investment vehicles that are exempt from local regulation and that are typically offered to sophisticated, high net worth investors, corporations, sovereign wealth funds, public pension plans and other pooled investment vehicles. Clarion Partners offers a broad range of privately placed funds invested primarily in equity and debt instruments of five major real estate property types. EnTrustPermal sponsors and manages a number of U.S. and non-U.S.-organized private funds that offer a wide range of alternative strategies. Brandywine Global Investment Management, ClearBridge Investments, Martin Currie, QS Investors, RARE Infrastructure and Western Asset also sponsor and manage a wide range of private fund offerings for qualifying U.S. and non-U.S. investors.

International Funds

Outside the United States, we manage, support and distribute numerous proprietary funds across a wide array of global fixed income, liquidity, equity and alternative investment strategies. Our international funds include a broad range of cross border funds that are domiciled in Ireland and are sold in a number of countries across Asia, Europe and Latin America. Our international funds also include local fund ranges that are domiciled in the United Kingdom, Australia, Japan and Singapore and offered to investors in the country of domicile. Our international funds are distributed and serviced by Legg Mason Global Distribution, as discussed below. Our international funds, which include equity, fixed income, alternative, liquidity and balanced funds are primarily managed or sub-advised by Brandywine Global Investment Management, ClearBridge Investments, EnTrustPermal, QS Investors, Martin Currie, RARE Infrastructure, Royce and Western Asset Management. In the aggregate, we sponsored and managed 201 and 208 of these international funds, respectively at March 31, 2017 and 2016, which at those dates had an aggregate of approximately $95.0 billion and $105.9 billion in assets, respectively, of which approximately 22% and 14%, respectively, were equity assets, approximately 25% and 23%, respectively were fixed income assets, approximately 3% and 2%, respectively, were alternative assets and approximately

50% and 61%, respectively, were liquidity assets. The information above does not include the funds-of-hedge funds sponsored and managed by EnTrustPermal, the Brazil-domiciled funds managed by Western Asset Management or the privately placed real estate funds offered by Clarion Partners.

Retail Separately Managed Account Programs

We are a leading provider of asset management services to retail separately managed account programs, commonly known as managed account or wrap programs. These programs typically allow securities brokers or other financial intermediaries to offer their clients the opportunity to choose from a number of asset management services pursuing different investment strategies provided by one or more asset managers, and generally charge an all-inclusive fee that covers asset management, trade execution, asset allocation and custodial and administrative services. We provide investment management services through more than 140 retail separately managed account programs sponsored by various financial institutions.

Distribution

Our centralized global distribution group, Legg Mason Global Distribution, operates two divisions, the U.S. Distribution Group and the International Distribution Group. The U.S. Distribution Group markets, distributes and supports our U.S. mutual funds, ETFs and retail separately managed account programs. The International Distribution Group markets, distributes and supports our international funds. In general, our U.S. and international sales and marketing teams are housed in separate subsidiaries from our asset managers.

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

U.S. Distribution

The U.S. Distribution Group of Legg Mason Global Distribution employs a team of U.S. based sales, marketing and support staff that market, distribute and support our U.S. mutual funds, including the Legg Mason Funds, the Royce Funds, the Clarion Funds and the Legg Mason ETFs. Our mutual fund wholesalers distribute the Legg Mason Funds through a number of third-party distributors.

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

In addition to distributing funds, the wholesalers in Legg Mason Global Distribution also market and support our retail separately managed account program services and the Legg Mason ETFs. These services are provided through programs sponsored by a variety of financial institutions.

International Distribution

The International Distribution Group of Legg Mason Global Distribution employs a team of sales, marketing and support staff that markets, distributes and supports our international funds to individual and institutional investors across Asia (including Australian and Japan), Europe and the Americas. The International Distribution Group has sales teams operating out of distribution offices in 16 cities in 13 countries and distributing our cross border international funds globally and our international local fund ranges in their respective countries. The goal of our International Distribution Group is to be a global partner for firms that utilize or distribute asset management products around the world, but also to be viewed as a local partner through an understanding of the nuances and needs of each local market that they cover. These distributors seek to develop deep distribution relationships with retail banks, private banks, asset managers, fund platforms, pension plans and insurance plans. Our international distribution offices also work with our asset managers on a case-by-case basis to take advantage of preferences for local distributors or to meet regulatory requirements in distributing products and services into their local markets.

Our distribution efforts are not limited to the locations where we have offices, as the International Distribution Group distributes cross border funds in more than 25 countries around the world. This global presence provides Legg Mason with the capabilities to provide a platform of sales, service, marketing and products that can cater to the different distribution dynamics in each of the regions that it covers. Client coverage is local, coordinated across regions, and encompasses multiple distribution channels including broker-dealers, funds-of-funds, asset managers, independent financial advisers, banks, fund platforms, insurance companies and other distribution partners. The extent to which each channel takes precedence in any one market is governed by local market dynamics.

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

EnTrustPermal's products and services are sold outside the United States to non-U.S. high net worth investors through a network of financial intermediaries by EnTrustPermal's distribution operations as well as through our International Distribution Group. In addition, EnTrustPermal distributes its products and services to U.S. and international institutions through EnTrustPermal's internal distribution teams.

Employees

At March 31, 2017, 2016 and 2015, we had 3,338, 3,066 and 2,982 employees, respectively. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.

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

U.S. Executive Order

On February 3, 2017, a U.S. presidential executive order (the “Executive Order”) articulated certain core principles for regulating the U.S. financial system and directed the Secretary of the U.S. Treasury to report to the President within 120 days on the extent to which existing laws, treaties, rules, regulations and policies promote, support or inhibit the federal regulation of the U.S. financial system in a manner consistent with the core principles. The scope and potential impact of any regulatory changes resulting from the Executive order are unclear and we will continue to monitor the potential impact of the Executive Order on our business.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in the United States. The Dodd-Frank Act requires the adoption of extensive regulations and numerous regulatory decisions, many of which have been adopted and others of which will be forthcoming. As the impact of these rules will become evident over time, it is not yet possible to predict the ultimate effects that the Dodd-Frank Act or subsequent implementing regulations and decisions will have on us. In April 2017, the House Financial Services Committee held hearings on the Financial CHOICE Act, a proposal that aims to reverse many features of the Dodd-Frank Act, make targeted changes to many aspects of Dodd-Frank and address a variety of other financial reform matters. It is not yet possible to predict the ultimate effects that the CHOICE Act, if enacted, or any subsequent regulations and decisions will have on us.

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

Both the FSB, working with the IOSCO, and the FSOC, are considering potential systemic risk related to asset management and are currently focused on a products and activities approach in their review of asset managers. In January 2017, the FSB recently announced its Policy Recommendations to Address Structural Vulnerabilities from Asset Management Activities, which concentrates primarily on products and activities and includes 14 recommendations largely focused on liquidity in open-end funds, leverage in funds, operational risk, and securities lending, certain of which IOSCO is expected to engage on in the future.

Under the Dodd-Frank Act, we could be designated a systemically important financial institution (“SIFI”) and become subject to direct supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). In the United States, the FSOC has not indicated whether or not it intends to designate any asset managers as SIFIs. The FSB has indicated that it may develop criteria for designation of nonbank non-insurers in the future to address “residual risks”. If we or any other asset manager were designated a SIFI or G-SIFI, we could become subject to enhanced prudential, capital, supervisory and other requirements, such as risk-based capital requirements, leverage limits, liquidity requirements, resolution plan and credit exposure report requirements, concentration limits, a contingent capital requirement, enhanced public disclosures, short-term debt limits and overall risk management requirements. Requirements such as these, which were designed to regulate banking institutions, would likely need to be modified to be applicable to an asset manager. No proposals have been made indicating how such measures would be adapted for asset managers.

Securities and Exchange Commission Review of Asset Managers and Mutual Funds

Our business may also be impacted by additional regulatory initiatives by the SEC. In December 2014, the Chair of the SEC recommended that the SEC enhance its oversight of asset managers by (i) expanding and updating data requirements with which asset managers must comply, (ii) improving fund level controls, including those related to liquidity levels and the nature of specific instruments and (iii) ensuring that asset management firms have appropriate transition plans in place to deal with market stress events or situations where an investment adviser is no longer able to serve its clients. In August 2016, the SEC adopted amendments to Form ADV, the form filed by an investment adviser to register with the SEC as an investment adviser, to require that a registered investment adviser provide additional and more detailed information about itself and the separately managed accounts (i.e., non-pooled investment vehicles) that it advises, including information on the types of assets held in client accounts and the use of derivatives and borrowings in client accounts. In October 2016, the SEC adopted new rules (as well as amendments to existing rules) to modernize the reporting and disclosure of information by registered investment companies. Any additional SEC oversight relating to the above, or the introduction of any new reporting, disclosure or control requirements could expose us to additional compliance costs and may require us to change how we operate our business.

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

Use of Derivatives by US Registered Investment Companies - SEC Proposed Rule

On December 11, 2015 the SEC proposed a new exemptive rule designed to provide an updated and more comprehensive approach to the regulation of US mutual funds’ use of derivatives. The proposed rule would permit mutual funds, ETFs, closed-end funds, and companies that have elected to be treated as business development companies under the Act to enter into derivatives transactions and financial commitment transactions, notwithstanding the prohibitions and restrictions on the issuance of senior securities under the Act, provided that the funds comply with the conditions of the proposed rule. A fund that relies on the proposed rule in order to enter into derivatives transactions would be required to: comply with one of two alternative portfolio limitations designed to impose a limit on the amount of leverage the fund may obtain through derivatives transactions and other senior securities transactions; manage the risks associated with the fund’s derivatives transactions by maintaining an amount of certain assets, defined in the proposed rule as “qualifying coverage assets,” designed to enable the fund to meet its obligations under its derivatives transactions; and, depending on the extent of its derivatives usage, establish a formalized derivatives risk management program. A fund that relies on the proposed rule in order to enter into financial commitment transactions would be required to maintain qualifying coverage assets equal in value to the fund’s full obligations under those transactions. The potential impact of the new rule, which is still subject to change and is likely to have a lengthy transition period prior to implementation, on the funds and/or our business remains unclear.

Regulation of Exchange Traded Funds

As a result of market volatility, regulators globally are examining the potential risks in ETFs, including those related to transparency, liquidity and structural resiliency. Depending on the outcome of this regulatory review, or any associated structural reforms, ETF products may become subject to increased regulatory scrutiny or restrictions, which may require us to incur additional compliance and reporting expenses and adversely affect our business.

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

Markets in Financial Instrument Directives

We are subject to numerous regulatory reform initiatives in Europe. The United Kingdom and other European jurisdictions in which we operate have implemented the Markets in Financial Instruments Directive (“MiFID”) rules into national legislation, and have begun to implement MiFID 2. MiFID 2 builds upon many of the initiatives introduced through MiFID, which focused primarily on equities, to encourage trading across all asset classes to migrate onto open and transparent markets. MiFID 2, which will come into full effect in January 2018, will be implemented through a number of more detailed directives, regulations and standards to be made by the European Commission and by the European Securities and Markets Authority (“ESMA”). It is expected that MiFID 2 will have significant and wide-ranging impacts on EU securities and derivatives markets, including (i) enhanced investor protection and governance standards, (ii) rules regarding the ability of portfolio management firms to receive and pay for investment research relating to all asset classes, (iii) enhanced regulation of algorithmic trading, (iv) the movement of trading in certain shares and derivatives onto regulated execution venues, (v) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (vi) restrictions on the use of so-called dark pool trading, (vii) the creation of a new type of trading venue called the Organized Trading Facility for non-equity financial instruments, (viii) commodity derivative position limits and reporting requirements, (ix) a move away from vertical silos in execution, clearing and settlement, (x) an enhanced role for ESMA in supervising EU securities and derivatives markets and (xi) new requirements regarding non-EU investment firms’ access to EU financial markets. Implementation of these measures will have direct and indirect impacts on us and certain of our affiliates, including significant changes to client servicing models, distribution models, the fees we are able to charge to clients and the way that our affiliates execute investment decisions for client portfolios.

The United Kingdom has implemented rules regarding retail distribution review (the “RDR”) aimed at enhancing consumer protections, overhauling mutual fund fee structures and increasing professionalism in the retail investment sector. In order to achieve this, RDR requires advisory firms to explicitly disclose and separately charge clients for their services and clearly describe their services as either independent or restricted. It also requires individual advisers to adhere to consistent professional standards, including a code of ethics. Similarly, MiFID 2 will contain a ban on certain advisers recovering commissions and other nonmonetary benefits from fund managers. These rules, if implemented, may lead to changes to the fees and commissions we are able to charge to our clients, as well as to our client servicing and distribution models.

Undertakings for Collective Investment in Transferable Securities

The EU has adopted directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS”) with respect to depositary functions, remuneration policies and sanctions. UCITS V, which was required to be incorporated into the national law of each EU member state by second quarter of 2016, seeks to align the depositary regime, remuneration rules and sanctioning powers of regulators under UCITS with the requirements of the AIFMD. In addition, ESMA guidelines include rules relating to collateral management requirements for UCITS funds concerning collateral received in the context of derivatives using Efficient Portfolio Management (“EPM”) techniques (including securities lending) and over-the-counter derivative transactions. These rules required us to make a series of changes to collateral management arrangements applicable to the EPM of UCITS fund ranges and cause us to incur additional expenses associated with risk management and reporting requirements.

British Exit from the European Union

The United Kingdom (“U.K.”) held a referendum in June 2016 in which voters approved an exit from the EU ("Brexit"), which resulted in significant volatility in several international markets. On March 29, 2017, the U.K. delivered notice under Article 50 of the Lisbon Treaty of its intent to leave the EU, beginning a two year negotiation period for the U.K. and the 27 remaining members of the EU to reach agreement on the terns of the exit. Unless the UK and the remaining EU member states agree to extend the deadline for exit negotiations, the UK will leave the EU on March 29, 2019. The outcome of the negotiations between the U.K. and the EU and the long-term consequences of the vote and resulting negotiations are uncertain. We will continue to monitor the potential impact of Brexit on our business operations and financial condition.

Existing U.S. Regulation

Our U.S. asset managers are registered as investment advisers with the SEC, as are several of our international asset managers, and are also required to make notice filings in certain states. We and certain of our affiliates are also currently subject to regulation by the SEC, the Department of Labor (the “DOL”), the Federal Reserve, the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (“NFA”), the CFTC and other government agencies and regulatory bodies. Certain of our affiliates are also subject to various anti-terrorist financing, privacy, anti-money laundering regulations and economic sanctions laws and regulations established by various agencies.

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

Our trading and investment activities for client accounts are also regulated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements and market regulation policies in the United States and globally.

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

In addition, our asset managers also may be subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, particularly insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA imposes duties on persons who are fiduciaries of ERISA plan clients, and ERISA and related provisions of the Internal Revenue Code prohibit certain transactions involving the assets of ERISA plan and Individual Retirement Account (“IRA”) clients and certain transactions by the fiduciaries (and several other related parties) to such clients. In April 2016, the Department of Labor, which administers ERISA, issued a final fiduciary rule, with an applicability date of April 10, 2017, expanding the circumstances in which advice furnished to retirement investors will be treated as fiduciary in nature as well as related prohibited transaction class exemptions. On February 3, 2017, a presidential memorandum directed the Department of Labor to examine the fiduciary rule’s impact and to prepare an updated economic and legal analysis of the rule (the “DoL Memorandum”), which could lead to the fiduciary rule being revised or rescinded. On the same day, the Department of Labor issued a statement that it would consider its legal options to delay the applicability date of the fiduciary rule as it complies with the DoL Memorandum. On April 4, 2017, the Department of Labor announced a 60-day delay in the rule’s applicability date from April 10, 2017 until June 9, 2017. The announcement indicated that the Department of Labor’s re-examination of the rule likely would extend past June 9, 2017 and that the rule would become applicable on June 9, 2017 even if its re-examination of the rule has not been completed by that date. Implementation of the fiduciary rule is subject to further regulatory, legislative and judicial developments. The fiduciary rule and exemptions are focused on financial intermediaries who provide advice to institutional and retail retirement plan clients, including the third-party distributors who market and sell Legg Mason Funds and separately managed account program services, and mandate increased disclosure of financial intermediary compensation and mitigation of conflicts of interest. We and our asset managers may be adversely impacted by the fiduciary rule and exemptions to the extent that they lead to changes in financial intermediary and retirement plan investment preferences and increased pressure on product fees and expenses.

The SEC adopted final rules on money market fund reform which became effective in October 2016. These rules require any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund that is registered under the Investment Company Act of 1940 to utilize market-based valuations to calculate a floating net asset value (“NAV”) and require all non-government money market funds to impose liquidity fees and redemption gates under certain conditions. Government and retail money market funds can continue using current pricing and accounting methods to seek to maintain a stable NAV. These reforms have had a negative impact on the attractiveness of such funds to investors and subject us to additional regulatory requirements and costs to comply with such requirements.

Also in October 2016, the SEC adopted a new rule (and amendments to existing rules) designed to promote effective liquidity risk management throughout the open-end fund industry, thereby reducing the risk that funds will be unable to meet redemption obligations and mitigating dilution of the interests of fund shareholders. The amendments also seek to enhance disclosure regarding fund liquidity and redemption practices. New rule 22e-4 will require each registered open-end fund, including open-end ETFs (but not including money market funds), to establish a liquidity risk management program. The Commission also adopted amendments to existing rule 22c-1 to permit a fund, under certain circumstances, to use “swing pricing,” the process of adjusting the NAV of a fund’s shares to effectively pass on the costs stemming from shareholder purchase or redemption activity to the shareholders associated with that activity. The funds are required to comply with rule 22e-4 beginning on December 1, 2018. The SEC delayed the effective date of the amendments that will permit funds to use swing pricing until November 2018 to provide funds, intermediaries and service providers time to work through operational issues. The potential impact of the new and amended rules on the funds and/or our business is unclear.

Existing International Regulation

In our international business, we have fund management, asset management, broker-dealer and distribution subsidiaries domiciled in a number of jurisdictions, including Australia, Brazil, Japan, Hong Kong, Ireland, Poland, Singapore, Taiwan and the United Kingdom that are subject to extensive regulation under the laws of, and to supervision by, governmental authorities and regulatory agencies in each of these jurisdictions. Our international subsidiaries are also authorized or licensed to offer their products and services in several other countries around the world, and thus are subject to the laws of, and to supervision by, governmental authorities in these additional countries. In addition, a subsidiary of EnTrustPermal, for which we have entered into an agreement to sell, is a Bahamas bank regulated by the Central Bank of the Bahamas. In some instances, our international subsidiaries are also affected by U.S. laws and regulations that have extra-territorial application. Our offshore proprietary funds are subject to the laws and regulatory bodies of the jurisdictions in which they are domiciled and, for funds listed on exchanges, to the rules of the applicable exchanges. Certain of our funds domiciled in Ireland are also registered for public sale in several countries around the world and are subject to the laws of, and supervision by, the governmental authorities of those countries. All of these non-U.S. governmental authorities generally have broad supervisory and disciplinary powers, including, among others, the power to set minimum capital requirements, to temporarily or permanently revoke the authorization to carry on regulated business, to suspend registered employees, and to invoke censures and fines for both the regulated business and its registered employees.

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

Net Capital Requirements

We have several small, non-clearing broker-dealer subsidiaries that primarily distribute our funds and other asset management products. These broker-dealer subsidiaries are subject to net capital rules that mandate that they maintain certain levels of capital. In addition, certain of our subsidiaries that operate outside the United States are subject to net capital or liquidity requirements in the jurisdictions in which they operate. For example, in addition to requirements in other jurisdictions, our United Kingdom-based subsidiaries and our Singapore-based subsidiaries are subject to the net capital requirements of the FCA and the Monetary Authority of Singapore, respectively.

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

In addition, in the ordinary course of our business we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. From time to time, several of our key alternatives, equity and fixed income asset managers generated poor investment performance, on a relative basis or an absolute basis, in certain products or accounts that they managed, which contributed to a significant reduction in their AUM and revenues and a reduction in performance fees, and several of our asset managers currently face these issues. We face periodic performance issues with certain of our products, and there is typically a lag before improvements in investment performance produce a positive effect on asset flows. In addition, recently the asset management industry has experienced a weakening in the correlation between strong investment performance and increased asset flows. There can be no assurances as to when, or if, investment performance issues will cease to negatively influence our AUM and revenues.

Assets Under Management May Be Withdrawn, Which May Reduce our Revenues and Net Income

Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of AUM, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third-party distributors with whom we have relationships, loss of key investment management or other personnel and financial market performance. In addition, there has been a trend of investors shifting to alternative, passive, and smart beta strategies. As a result, core equities and fixed income portfolios are declining as a share of global AUM. This risk is underscored by the fact that we have one international client that represents approximately 5% (primarily liquidity assets) of our total AUM that generates approximately 2.0% of our operating revenues. In addition, in a declining securities market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts.

We have experienced net outflows of equity AUM for the last 12 fiscal years due in part to investment performance issues. During fiscal years 2017 and 2016, we had $28.9 billion and $26.1 billion of net client outflows, respectively. Fiscal year 2017 outflows included $27.3 billion, $7.2 billion, and $5.2 billion of liquidity, alternative, and equity net client outflows, respectively, offset in part by $10.8 billion of fixed income net client inflows. Fiscal year 2016 outflows included $14.9 billion, $9.7 billion, and $1.9 billion of liquidity, equity, and alternative net client outflows, respectively, offset in part by $0.4 billion of fixed income net client inflows.

If we Are Unable to Maintain our Fee Levels or If our Asset Mix Changes, our Revenues and Margins Could Be Reduced

Our profit margins and net income are dependent in significant part on our ability to maintain current fee levels for the products and services that our asset managers offer. There has been a trend toward lower fees in many segments of the asset management industry and there is fee pressure in many portions of the active equity and fixed income industry, driven in part by inflows into low-fee passive asset management products. No assurances can be given that we will be able to maintain our current fee structure. Competition could lead to our asset managers reducing the fees that they charge their clients for products and services. See “Competition in the Asset Management Industry Could Reduce our Revenues and Net Income.” In addition, our asset managers may be required to reduce their fee levels, or restructure the fees they charge, because of, among other things, regulatory initiatives or proceedings that are either industry-wide or specifically targeted, or court decisions. A reduction in the fees that our asset managers charge for their products and services will reduce our revenues and could reduce our net income. These factors also could inhibit our ability to increase fees for certain products.

Our AUM can generate very different revenues per dollar of managed assets based on factors such as the type of asset managed (alternative assets and equity assets generally produce greater revenues than fixed income assets), the type of client (institutional clients generally pay lower fees than other clients), the type of asset management product or service provided and the fee schedule of the asset manager providing the service. A shift in the mix of our AUM from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in our revenues even if our aggregate level of AUM remains unchanged or increases. A decrease in our revenues, without a commensurate reduction in expenses, will reduce our net income. Although we experienced a shift in the mix of our AUM during fiscal year 2017, during which our equity and alternative AUM increased to $179.8 billion (25% of our total AUM) and $67.9 billion (9% of our total AUM), respectively, on March 31, 2017 from $162.3 billion (24% of our total AUM) and $22.7 billion (3% of our total AUM), respectively, on March 31, 2016, there can be no assurance that this shift will continue. In addition, although average AUM operating revenue yields, excluding performance fees, increased to 38.6 basis points in fiscal year 2017 from 38.2 basis points in fiscal year 2016, because long-term AUM comprised a higher percentage of total average AUM for fiscal year 2017 as compared to fiscal year 2016, there can be no assurance that the shift to a more favorable asset and product mix will continue in future fiscal years.

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

Changes in Securities Markets and Prices May Affect our Revenues and Net Income

A large portion of our revenue is derived from investment advisory contracts with clients. Under these contracts, the investment advisory fees we receive are typically based on the market value of AUM. Accordingly, a decline in the prices of securities generally may cause our revenues and income to decline by:

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

In addition, as of March 31, 2017, a substantial portion of our invested assets consisted of securities and other seed capital investments. A decline in the value of alternatives, equity or fixed income securities could lower the value of these investments and result in declines in our non-operating income and net income. Increases or decreases in the value of these investments could increase the volatility of our earnings.

Changes in Interest Rates Could Have Adverse Effects on our Assets Under Management

Increases in interest rates may adversely affect the net asset values of our AUM. In addition, in a rising interest rate environment, institutional investors may shift liquidity assets that we manage in pooled investment vehicles to direct investments in the types of assets in which the pooled vehicles invest in order to realize higher yields than those available in money market and other products or strategies holding lower-yielding instruments. Furthermore, increases in interest rates may result in reduced prices in equity markets. Conversely, decreases in interest rates could lead to outflows in fixed income or liquidity assets that we manage as investors seek higher yields. Any of these effects could lower our AUM and revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

The low interest rate environment experienced in recent years adversely affected the yields of money market funds, which are based on the income from the underlying securities less the operating costs of the funds. When short-term interest rates are at or near zero, the operating expenses of money market funds may become greater than the income from the underlying securities, which reduces the yield of the money market funds to very low levels. In addition, bank deposits may become more attractive to investors and money market funds could experience redemptions, which could decrease our revenues and net income. While interest rates in the U.S. have increased recently, we continue to monitor the industry wide low yields of money market funds, which may result in negative yields, particularly in Europe, which could have a significant adverse effect on the industry in general and our liquidity business in particular. During the past four fiscal years, we voluntarily waived certain fees or assumed expenses of money market funds for competitive reasons, such as to maintain competitive yields, which reduced our advisory fee income and net income. The actual amount of fees waived was dependent on a number of variables including, among others, changes in the net assets held by our money market funds, changes in market yields, changes in the expense levels of the funds, and our willingness to voluntarily continue such fee waivers. These fee waivers for competitive reasons resulted in approximately $22 million in reduced investment advisory revenues in fiscal year 2017. Given the current higher interest rate environment, fee waivers for competitive reasons have not continued into fiscal year 2018.

Competition in the Asset Management Industry Could Reduce our Revenues and Net Income

The asset management industry in which we are engaged is extremely competitive and we face substantial competition in all aspects of our business. We compete with numerous international and domestic asset management firms and broker-dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other investment companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by our asset managers and have substantially more personnel and greater financial resources than we do. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. From time to time, our asset managers also compete with each other for clients and assets under management. Our competitors seek to expand market share in many of the products and services we offer. If our competitors successfully expand their market share to the detriment of our market share, our revenues and profitability could be adversely affected. Our ability to compete may be adversely affected if, among other things, our asset managers lose key employees or, as has been the case for certain of the products managed by our asset managers, under-perform in comparison to relevant performance benchmarks or peer groups.

The asset management industry has experienced from time to time the entry of many new firms, as well as significant consolidation as numerous asset management firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than we have. In addition, a number of heavily capitalized companies, including commercial banks and foreign entities have made investments in and acquired asset management firms. Access to mutual fund distribution channels has also become increasingly competitive. All of these factors could make it more difficult for us to compete, and no assurance can be given that we will be successful in competing and growing our AUM and business. If clients and potential clients decide to use the services of competitors, it could reduce our revenues and growth rate, and if our revenues decrease without a commensurate reduction in our expenses, our net income will be reduced. In this regard, there are a number of asset classes and product types that are not well covered by our current products and services. When these asset classes or products are in favor with investors, we will miss the opportunity to gain the assets under management that are being invested in these assets and face the risk of our managed assets being withdrawn in favor of competitors who provide services covering these classes or products. For example, there is a trend in the asset management business in favor of passive products such as index and certain types of ETFs, which favors our competitors who provide those products over active managers like our asset managers. Investors are increasingly attracted to lower fee passive products, which have gained and may continue to gain share at the expense of active products like the ones managed by our affiliates, and we continue to face market pressures regarding fee levels in certain products. In addition, our asset managers are not typically the lowest cost provider of asset management services. To the extent that we compete on the basis of price in any of our businesses, we may not be able to maintain our current fee structure in that business, which could adversely affect our revenues and net income. In the retail separately managed account program business, there has been a trend toward more open programs that involve more asset managers who provide only investment models which the financial institution sponsor's employees use to allocate assets. A number of the programs for which we provide services have followed this trend, and additional programs could do so in the future. This trend could result in AUM retention issues due to additional competition within the programs, particularly for products with performance issues, and reduced management fees, which are typical results of providing investment models rather than advisory services.

Our business is asset management. As a result, we may be more affected by trends and issues affecting the asset management industry, such as industry-wide regulatory issues and inquiries, publicity about, and public perceptions of the industry and asset management industry market cycles, than other financial services companies that have more diversified businesses.

Failure to Properly Address the Increased Transformative Pressures Affecting the Asset Management Industry Could Negatively Impact our Business

The asset management industry is facing transformative pressures and trends from a variety of different sources including:

•	Increased fee pressure;

•	Increased demand from clients and distributors for client engagement and value-added services;

•	Divergent central bank monetary policies between the U.S Federal Reserve and the central banks of other developed economies;

•	A continued shift away from core equities and fixed income strategies and towards alternative, passive, and smart beta strategies;

•	A trend towards institutions developing fewer relationships and partners and reducing the number of investment managers they work with;

•
Increased regulatory activity and scrutiny of many aspects of the asset management industry, including transparency/unbundling of fees, inducements, conflicts of interest, capital, liquidity, solvency, leverage, operational risk management, controls and compensation;

•
Addressing the key emerging markets in the world, such as China and India, which often have populations with different needs, preferences and horizons than the more developed U.S. and European markets; and

•	Advances in technology and increasing client interest in interacting digitally with their investment portfolios.

As a result of the trends and pressures discussed above, the asset management industry is facing an increased level of disruption. If we are unable to adapt our strategy and business to adequately address these trends and pressures listed above, we may be unable to satisfactorily meet client needs, our competitive position may weaken and our business results and operations may be adversely affected.

We May Support Government and Retail Money Market Funds to Maintain Their Stable Net Asset Values, or Other Products we Manage, Which Could Affect our Revenues or Operating Results

Approximately 7% of our AUM as of March 31, 2017, consisted of assets in government or retail money market funds. Money market funds seek to preserve a stable net asset value. While the SEC has implemented rules requiring any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund that is registered under the Investment Company Act of 1940 to utilize market-based valuations to calculate a floating NAV, government and retail money market funds can continue using current pricing and accounting methods to seek to maintain a stable NAV. Market conditions could lead to severe liquidity or security pricing issues, which could impact the NAV of money market funds. If the NAV of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in AUM and reputational harm, which could have a material adverse effect on our revenues or net income.

If a government or retail money market fund's stable NAV comes under pressure, we may elect, as we have done in the past, to provide credit, liquidity, or other support to the fund. We may also elect to provide similar or other support, including by providing liquidity to a fund, to other products we manage for any number of reasons. We are not legally required to support any product and there can be no assurance that any support would be sufficient to avoid an adverse impact on any product or investors in any product. A decision to provide support may arise from factors specific to our products or from industry-wide factors. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material, and could adversely affect our earnings. If we were to take such actions we may also restrict our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital. In addition, certain proposed regulatory reforms could adversely impact the operating results of our money market funds. See “Item 1. Business - Regulation - Existing U.S. Regulation.”

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

The Soundness of Other Financial Institutions Could Adversely Affect our Business

Volatility in the markets has highlighted the interconnection of the global markets and demonstrated how the deteriorating financial condition of one institution may materially and adversely impact the performance of other institutions. Legg Mason, and the funds and accounts that we manage, have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial industry. We, and the funds and accounts we manage, may be exposed to credit, operational or other risk in the event of a default by a counterparty or client, or in the event of other unrelated systemic failures in the markets.

Performance-Based Fee Arrangements May Increase the Volatility of our Revenues

A portion of our total revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset manager's ability to earn performance fees in future periods may be impaired. As of March 31, 2017, approximately 11% of our AUM was in accounts or products that are eligible to earn performance fees. Performance fees earned on pre-close AUM at Clarion Partners (which accounts for approximately 35% of our performance fee eligible AUM as of March 31, 2017) are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement. The full pass through of Clarion Partners performance fees only applies to historic AUM in place as of the closing of the acquisition on April 13, 2016. We expect the pass through to phase out approximately five years post-closing. We earned $108.3 million, $42.0 million and $83.5 million in performance fees during fiscal years 2017, 2016 and 2015, respectively. Of the $108.3 million in performance fees earned during fiscal year 2017, $60.8 million was passed through to the Clarion Partners management team. An increase or decrease in performance fees, or in performance-based fee arrangements with our clients, could create greater fluctuations in our revenues.

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

Our Funds-of-Hedge Funds Business Entails a Number of Additional Risks

EnTrustPermal operates a portion of its business in the international funds-of-hedge funds business. The funds-of-hedge funds business typically involves clients being charged fees on two levels - at the funds-of-funds level and at the underlying funds level. These fees may include management fees and performance fees. There can be no assurance that EnTrustPermal will not be forced to change its fee structures by competitive or other pressures or that EnTrustPermal's fee structures will not hamper its growth. The funds-of-hedge funds industry has been under significant pressure in recent years and has seen significant outflows. There can be no assurance that this pressure will not continue. In addition, EnTrustPermal may generate significant performance fees from time to time, which could increase the volatility of our revenues. See

“Performance-Based Fee Arrangements May Increase the Volatility of our Revenues.” Because EnTrustPermal operates in the funds-of-hedge funds business globally, it is exposed to a number of regulatory authorities and requirements in different jurisdictions.

Risks Related to our Company

Our Leverage May Affect our Business and May Restrict our Operating Results

At March 31, 2017, on a consolidated basis, we had approximately $2.3 billion in total indebtedness, and total stockholders' equity of $4.0 billion, and our goodwill and other intangible assets were $1.9 billion and $4.0 billion, respectively. We also have an additional $500 million of borrowing capacity available under our revolving credit facility. As a result of this substantial indebtedness, we are currently required to use a portion of our cash flow to service interest on our debt, which will limit the cash flow available for other business opportunities. In addition, these servicing obligations will increase in the future as the principal payments on this debt become due or if we incur additional indebtedness.

Our ability to make scheduled payments of principal, to pay interest, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control and by a variety of factors specific to our business.

The level of our indebtedness could:

•
limit our ability to obtain additional debt financing in the future or to borrow under our existing credit facilities (our principal bank debt facility requires that (i) our ratio of net debt (total debt less unrestricted cash in excess of working capital) to Consolidated EBITDA (as defined therein) not exceed (a) 3.5 to 1 at any time during the period from January 1, 2017, through and including March 31, 2018, and (b) 3 to 1 at any other time., and (ii) our ratio of Consolidated EBITDA to total cash interest payments on certain Indebtedness (as defined therein) exceeds 4.0 to 1);

•	limit cash flow available for general corporate purposes due to the ongoing cash flow requirements for debt service;

•	limit our flexibility, including our ability to react to competitive and other changes in the industry and economic conditions; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

As of March 31, 2017, under the terms of our bank credit agreement our ratio of net debt to Consolidated EBITDA was 2.6 to 1 and our ratio of Consolidated EBITDA to interest expense was 5.7 to 1, and, therefore, Legg Mason was in compliance with its bank financial covenants. If our net income significantly declines for any reason, it may be difficult to remain in compliance with these covenants. Similarly, to the extent that we spend our available cash for purposes other than repaying debt or acquiring businesses that increase our EBITDA, we will increase our net debt to Consolidated EBITDA ratio. Although there are actions that we may take if our financial covenant compliance becomes an issue, there can be no assurance that Legg Mason will remain in compliance with its bank debt covenants.

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

Acquisitions, related transactions and completed acquisitions, including the acquisitions of Clarion Partners and EnTrust and the combination of EnTrust with Permal to form EnTrustPermal, pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.

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

We May Incur Charges Related to Leased Facilities

We continue to be exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. As of March 31, 2017, our future commitments from third parties under non-cancellable subleases were approximately $126 million, which in total, net of reserves, effectively offsets obligations under our leases for the properties. As of March 31, 2017, our total future lease commitments for office space that we vacated and are seeking to sublease were approximately $20 million, of which we reserved approximately $9 million through lease charges to our earnings during the fiscal year ended March 31, 2017. Under generally accepted accounting principles, at the time a sublease is entered into or space is deemed permanently abandoned, we must incur a charge equal to the present value of the amount by which the commitments under the lease exceeds the amount due, or amount expected to be received, under a sublease. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. There can be no assurance that we will not recognize additional lease-related charges, which may be material to our results of operations.

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

The domestic mutual fund contracts asset acquired in the 2005 acquisition of the Citigroup Asset Management business of $2.1 billion and the EnTrustPermal funds contracts asset of $596 million account for approximately 55% and 15%, respectively, of our indefinite-life intangible assets, while the goodwill in our reporting unit aggregates $1.9 billion. As of March 31, 2017, we also had $1.0 billion of other indefinite-life intangible assets, which includes indefinite-life mutual funds contract assets of $505 million and $130 million, recorded at fair value in connection with the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015, respectively.

In addition to the previously discussed impairments of the RARE Infrastructure amortizable management contracts asset and the Permal trade name asset, the carrying value of the Permal funds-of-hedge funds contracts asset was written down to fair value as a result of the aforementioned impairment during the quarter ended December 31, 2015. As a result of impairing the contract and trade name assets, decreases in our cash flow projections or increases in the discount rates, resulting from actual results, or changes in assumptions due to market conditions, reduced AUM, less favorable operating margins, lower yielding asset mixes, and other factors, may result in further impairment of the related assets. There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce additional impairment in some or all of these assets. See Note 18 of Notes to Consolidated Financial Statements regarding a reduction in the contingent consideration liability related to the acquisition of RARE Infrastructure subsequent to March 31, 2017.

As of December 31, 2016, the date of our most recent annual testing, the estimated fair value of the Permal funds-of-hedge funds contracts asset exceeded the carrying value by approximately $15 million. After completing the annual impairment testing process as of December 31, 2016, the EnTrust funds management contracts asset was combined with the Permal funds-of-hedge funds management contracts asset because the assets are managed and operated collectively. The related carrying values and cash flows of the funds will be aggregated for future impairment testing. The combined asset remains sensitive to changes in the actual results or assumptions noted above, therefore, market decreases, outflows or other changes in the actual results or the assumptions noted above may result in an impairment of the combined EnTrustPermal fund management contracts asset.

There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce an additional impairment. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Intangible Assets and Goodwill.”

Our Deferred Tax Assets May Not Be Fully Realizable

As of March 31, 2017, we had approximately $732 million in U.S. federal deferred tax assets, which represent tax benefits that we expect to realize in future periods. Under accounting rules, we are required to recognize a charge to earnings to reduce our deferred tax assets if it is determined that any future tax benefits are not likely to be realized before they expire. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated. Those resulting from foreign tax credits generally expire 10 years after they are generated. In order to realize these future tax benefits, we estimate that we must generate approximately $3.7 billion in future U.S. earnings, of which $811 million must be foreign sourced earnings, before the benefits expire. There can be no assurances that we will achieve this level of earnings before some portion of these tax benefits expires. In addition, our belief that we will likely be able to realize these future tax benefits is based in part upon our estimates of the timing of other differences in revenue and expense recognition between tax returns and financial statements, certain planning strategies and our understanding of the application of tax regulations and ability to implement certain tax planning strategies, which may be revised to incorporate future changes in tax or accounting regulations. In addition, the value of our deferred tax assets are based on enacted corporate tax rates for future periods. Legislative changes related to these rates would require a measurement of our deferred tax assets in the period of enactment. Currently there are proposals to significantly change U.S. federal income tax rules which include proposals to reduce tax rates, limit deductibility of interest expense, and changes to the taxation of non-U.S. earnings. Although details are not yet available, these changes could impact the carrying value of our deferred tax assets. Further, our estimates and assumptions do not contemplate certain possible future changes in the ownership of Legg Mason stock, which, under the U.S. Internal Revenue Code (the “Code”), could limit our utilization of net operating loss and foreign tax credit benefits. Under the relevant Code provisions, an “ownership change” occurs if there is a cumulative net increase in the aggregate ownership of Legg Mason stock by “5% shareholders” (as defined in the Code) of more than 50 percent of the total outstanding shares of Legg Mason stock during a rolling three-year period. An ownership change would prospectively establish an annual limitation on the amount of pre-change net operating loss and foreign tax credit carryforwards we could utilize to reduce our tax liability. The amount of the limitation would generally equal the amount of our market capitalization immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect at that time. Such an ownership change would impact the timing or amount of net operating loss or foreign tax credit benefits we ultimately realize before they expire. If we are required to recognize a charge to earnings to reduce our deferred tax assets, the charge may be material to our earnings or financial condition.

We Are Exposed to a Number of Risks Arising From our International Operations

Our asset managers operate in a number of jurisdictions outside of the United States on behalf of international clients. We have offices in numerous countries and many cross border and local proprietary funds that are domiciled outside the United States. Our international operations require us to comply with the legal requirements of various foreign jurisdictions, expose us to the political consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences which, among other things, make it more difficult to repatriate to the United States the cash that we generate outside the U.S. At March 31, 2017, our total liquid assets, which include cash, cash equivalents and certain current investment securities, were $999 million. These liquid assets included approximately $336 million of cash and investments held by our foreign subsidiaries, some of which, if repatriated, may be subject to material tax effects.

In addition, we are exposed to certain risks related to the different currencies in which we transact and the home jurisdictions of certain securities in which our AUM is invested. Uncertainties regarding developments in those jurisdictions can produce volatility in global financial markets and adversely impact our results of operations.  For example, the June 2016 U.K. electorate vote to exit the European Union (“Brexit”) resulted in market volatility that may continue during the Brexit negotiation process. This may impact the levels and composition of our AUM and also negatively impact investor sentiment, which could result in reduced or negative flows. In addition, because the U.K. Pound Sterling and the Euro are the currency used in certain aspects of our business, any weakening of the U.K. Pound Sterling or Euro relative to the U.S. Dollar could negatively impact our reported financial results.

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

We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. The challenges associated with consistently interpreting regulations issued in multiple countries may add to such risks. The U.S. federal government and governments in non-U.S. jurisdictions in which we operate have made, and have proposed further, significant changes to the regulatory structure of the financial services industry, and we expect to spend time and resources to comply with these regulatory changes. For a summary of the laws, regulations and regulators to which we are subject, see “Item 1 - Business - Regulation.”

Instances of criminal activity and fraud by participants in the asset management industry, disclosures of trading and other abuses by participants in the financial services industry and significant governmental intervention and investment in the financial markets and financial firms have led the U.S. government and regulators to increase the rules and regulations governing, and oversight of, the U.S. financial system. This activity has resulted in changes to the laws and regulations governing the asset management industry and more aggressive enforcement of the existing laws and regulations. For example, the Dodd-Frank Act provides for a comprehensive overhaul of the financial services regulatory environment and requires the adoption of extensive regulations and many regulatory decisions to be implemented. Certain provisions of the Dodd-Frank Act have, and other regulatory proposals may, require us to change or impose new limitations on the manner in which we conduct business, have or may increase regulatory compliance burdens, and may have unintended adverse consequences on the liquidity or structure of the financial markets. The ongoing revisions to the laws and regulations governing our business, and their counterparts internationally, are an ongoing process. The cumulative effect of these actions may result in increased expenses, or lower management or other fees, and therefore adversely affect the revenues or profitability of our business.

Our Business Involves Risks of Being Engaged in Litigation, Regulatory Proceedings and Tax Disputes, Which May Result in Liability That Could Increase our Expenses and Reduce our Net Income

Many aspects of our business involve substantial risks of liability. In the normal course of business, our asset managers are from time to time named as defendants or co-defendants in lawsuits, or are involved in disputes that involve the threat of lawsuits, seeking substantial damages. We are also involved from time to time in governmental and self-regulatory organization investigations and proceedings, including the regulatory proceedings discussed in Note 8 of Notes to Consolidated Financial Statements. In addition, we are involved in a tax dispute in Brazil arising from matters relating to the tax deductibility of goodwill amortization with respect to the Brazilian business of our subsidiary, Western Asset Management. The assessments that were subject to the dispute for the years 2007 and 2008 were withdrawn after we received a favorable ruling in administrative court. The assessments for the years 2009 through 2010 were recently upheld by the judgment of the same level administrative court (but by a different panel) that overruled the assessments for the previous period. We are in the process of appealing this result. The net amount of tax, interest and penalty at issue in the years subject to our appeal is over $12 million. Additionally, new assessments were issued for the years 2011 through 2014 and the net amount at issue in those years is over $24 million. It may take another three to five years or longer to achieve final resolution of this matter as it potentially could go through multiple levels of appeal. During that time, the current $36 million amount in dispute could increase to approximately $47 million due to additional interest and penalty accruals and denial of future year deductions. While there can be no assurance of the timing or outcome of this dispute, or that we will receive additional favorable judgments in connection with this matter, we and our local advisors continue to believe that our tax position is correct and it is more likely than not that we will not be required to pay the taxes in question or any related interest and penalties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We lease all of our office space. Our headquarters and certain other functions are located in an office building in Baltimore, Maryland, in which we currently hold under lease approximately 372,000 square feet, of which approximately 187,000 square feet has been subleased to third parties.

Our asset managers and other subsidiaries are housed in office buildings in 39 cities in 17 countries around the world. The largest of the leases include:

•
ClearBridge Investments, Western Asset Management and our distribution and administrative services subsidiaries currently occupy approximately 130,000 square feet in an office building located in New York, New York in which we hold under lease approximately 193,000 square feet. The remaining 63,000 square feet has been subleased to a third party;

•
Western Asset Management’s headquarters is housed in an office building in Pasadena, California in which we occupy approximately 190,000 square feet and for which we are seeking tenants to sublease 9,300 square feet of the space; and

•
our distribution and administrative services subsidiaries occupy approximately 79,000 square feet in an office building located in Stamford, Connecticut in which we hold under lease approximately 137,000 square feet. 47,000 square feet has been subleased to a third party. We are seeking to secure additional tenants to sublease the remaining 11,000 square feet.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.
Information (not included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:

Frances Cashman, age 56, was appointed Global Head of Communications and Engagement in May 2017. Ms. Cashman is responsible for Legg Mason’s communications, marketing, digital experience and brand. Ms. Cashman joined Legg Mason in 1995 and except for a brief period at Stifel Nicholas from 2005 to 2010, has served in a variety of sales management roles for Legg Mason, including, most recently, Co-Head of US Sales.

Thomas K. Hoops, age 52, was appointed Executive Vice President and Head of Business and Product Development in January 2014. From March 2000 through January 2014, Mr. Hoops held a variety of positions at Wells Fargo Corporation and its predecessors, most recently as Head of Affiliated Managers at Wells Fargo Asset Management. Prior to joining Wells Fargo / Wachovia, he was a Managing Director at a boutique investment bank which specialized in M&A advisory services for emerging growth and middle-market companies and their owners. He began his career as a credit analyst at First Union National Bank in Charlotte.

Terence Johnson, age 44, was appointed Head of Global Distribution in March 2013 and elected Executive Vice President in April 2013.  Since October 2012, he had been serving as interim Head of Global Distribution, overseeing U.S. Distribution, International Distribution, Global Product Development, Marketing, and Administration and Operations of the division.  Prior to that, Mr. Johnson headed International Distribution at Legg Mason.  Mr. Johnson joined Legg Mason in December 2005 from Citigroup Asset Management following its acquisition by Legg Mason.

John Kenney, age 52, was appointed Global Head of Affiliate Strategic Initiatives in April 2015. Mr. Kenney is a member of the board of directors of each of Legg Mason’s investment affiliates and provides ongoing strategic support and guidance on business development and operating issues. From 2002 until 2005, Mr. Kenney served in a variety of sales and sales management roles at Legg Mason, including as Managing Director, Co-National Sales Manager of the Legg Mason Fixed Income Capital Markets Group, the capital markets business sold by Legg Mason in 2005. He rejoined Legg Mason in 2011, serving in a variety of roles, including as a Managing Director in Legg Mason’s Corporate Strategy and Business Development Group and as the chief executive officer and head of Legg Mason Global Asset Allocation.

Patricia Lattin, age 52, was appointed Chief Human Resources Officer in January 2000. Ms. Lattin oversees Legg Mason’s Human Resources department and leads the firm’s efforts in Corporate Social Responsibility and Philanthropy. Ms. Lattin joined Legg Mason in 1997 and has served in a variety of positions in Legg Mason’s Human Resources department, including Head of Employee Relations, Director of Benefits and Director of Employment.

Thomas C. Merchant, age 49, was appointed General Counsel in March 2013 and elected Executive Vice President in April 2013.  Mr. Merchant continues to serve as Corporate Secretary, a position he has held since 2008.  Mr. Merchant oversees Legg Mason's legal and compliance departments. Mr. Merchant previously served as Corporate General Counsel and Deputy General Counsel.  Mr. Merchant joined Legg Mason as Associate General Counsel in 1998.

Peter H. Nachtwey, age 61, was elected Chief Financial Officer and Senior Executive Vice President of Legg Mason in January 2011 when he joined the firm. From July 2007 through December 2010, Mr. Nachtwey served as Chief Financial Officer of The Carlyle Group, an alternative investment management firm, where he had responsibility for all of the financial and a number of the operational functions at the firm. Prior to The Carlyle Group, Mr. Nachtwey spent more than 25 years at Deloitte & Touche, LLP, an accounting firm, most recently as Managing Partner of the Investment Management practice.

Ursula Schliessler, age 58, was appointed Chief Administrative Officer in March 2015 and elected Executive Vice President in April 2015. Ms. Schliessler oversees Legg Mason's technology, risk management, internal audit and global fund operations and strategic project management. Prior to her appointment as Chief Administrative Officer, Ms. Schliessler served as Head of Global Distribution Business Management for Legg Mason, managing day to day operations and aligning strategic initiatives to support the growth of Legg Mason's retail business. Ms. Schliessler has been in senior roles with Legg Mason or predecessor firms since 1988, with a brief interruption between 2007 and 2010.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2017, there were approximately 1,300 holders of record of Legg Mason common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal Year 2017
Cash dividend declared per share	$0.22	$0.22	$0.22	$0.22
Stock price range:
High	38.99	34.35	35.09	35.83
Low	30.22	28.10	27.62	27.54
Fiscal Year 2016
Cash dividend declared per share	$0.20	$0.20	$0.20	$0.20
Stock price range:
High	39.97	46.41	52.61	55.88
Low	24.93	37.84	40.60	50.39
We expect to continue paying cash dividends. However, the declaration of dividends is subject to the discretion of our Board of Directors. In determining whether to declare dividends, or how much to declare in dividends, our Board will consider factors it deems relevant, which may include our results of operations and financial condition, our financial requirements, general business conditions and the availability of funds from our subsidiaries, including all restrictions on the ability of our subsidiaries to provide funds to us. On April 25, 2017, our Board of Directors declared a regular, quarterly dividend of $0.28 per share, increasing the regular, quarterly dividend rate paid on shares of our common stock during the prior fiscal quarter.
Purchases of our Common Stock
The following table sets out information regarding our purchases of Legg Mason common stock during the quarter ended March 31, 2017:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs(3)	(d) Approximate dollar value that may yet be purchased under the plans or programs(3)
January 1, 2017 Through January 31, 2017	662,180	$31.79	662,180	$491,432,481
February 1, 2017 Through February 28, 2017	840,512	35.24	840,512	461,817,036
March 1, 2017 Through March 31, 2017	1,084,599	36.48	1,077,104	422,534,742
Total	2,587,291	$34.88	2,579,796

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

Total Return Performance

The graph below compares the cumulative total stockholder return on Legg Mason's common stock for the last five fiscal years with the cumulative total return of the S&P 500 Stock Index and the SNL Asset Manager Index over the same period (assuming the investment of $100 in each on March 31, 2012). The SNL Asset Manager Index consists of 41 asset management firms.

	Years Ended March 31,
Index	2012	2013	2014	2015	2016	2017
Legg Mason, Inc.	$100.00	$117.04	$180.99	$206.30	$132.20	$141.29
S&P 500 Index	100.00	113.96	138.87	156.55	159.34	186.71
SNL Asset Manager Index	100.00	128.44	161.67	176.28	145.95	162.86
Source: © 2017 SNL Financial LC, Charlottesville, VA (www.snl.com)

ITEM 6. SELECTED FINANCIAL DATA.
(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years ended March 31,
	2017	2016	2015	2014	2013
OPERATING RESULTS
Operating Revenues	$2,886,902	$2,660,844	$2,819,106	$2,741,757	$2,612,650
Operating expenses, excluding impairment	2,429,659	2,239,013	2,320,887	2,310,864	2,313,149
Impairment of intangible assets and goodwill	35,000	371,000	—	—	734,000
Operating Income (Loss)	422,243	50,831	498,219	430,893	(434,499)
Non-operating expense, net, including $107,074 debt extinguishment loss in July 2014 and $68,975 in May 2012	(64,694)	(68,806)	(136,114)	(13,726)	(73,287)
Non-operating income (expense) of consolidated investment vehicles, net	13,329	(7,243)	5,888	2,474	(2,821)
Income (Loss) before Income Tax Provision (Benefit)	370,878	(25,218)	367,993	419,641	(510,607)
Income tax provision (benefit)	84,175	7,692	125,284	137,805	(150,859)
Net Income (Loss)	286,703	(32,910)	242,709	281,836	(359,748)
Less: Net income (loss) attributable to noncontrolling interests	59,447	(7,878)	5,629	(2,948)	(6,421)
Net Income (Loss) Attributable to Legg Mason, Inc.	$227,256	$(25,032)	$237,080	$284,784	$(353,327)

PER SHARE
Net Income (Loss) per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	$2.19	$(0.25)	$2.06	$2.34	$(2.65)
Diluted	$2.18	$(0.25)	$2.04	$2.33	$(2.65)
Weighted-Average Number of Shares Outstanding: (1)
Basic	100,580	107,406	112,019	121,941	133,226
Diluted	100,799	107,406	113,246	122,383	133,226
Dividends Declared	$0.88	$0.80	$0.64	$0.52	$0.44
BALANCE SHEET
Total Assets	$8,290,415	$7,520,446	$7,064,834	$7,103,203	$7,264,582
Long-term debt, net	2,221,867	1,740,985	1,048,946	1,031,118	1,139,876
Total Stockholders' Equity Attributable to Legg Mason, Inc.	3,983,374	4,213,563	4,484,901	4,724,724	4,818,351
FINANCIAL RATIOS AND OTHER DATA
Operating Margin	14.6%	1.9%	17.7%	15.7%	(16.6)%
Operating Margin, as Adjusted (2)	19.7%	18.6%	23.0%	22.0%	17.5%
Cash provided by operating activities	$539,772	$454,451	$568,118	$437,324	$303,332
Adjusted EBITDA(3)	560,240	561,432	658,262	581,462	499,479
Total debt to total capital (4)	36.2%	29.9%	19.1%	18.0%	19.2%
Assets under management (in millions)	$728,406	$669,615	$702,724	$701,774	$664,609
Full-time employees	3,338	3,066	2,982	2,843	2,975

(1)
Excludes weighted-average unvested restricted shares deemed to be participating securities for the years ended March 31, 2017, 2016 and 2015. Basic and diluted shares are the same for periods with a Net Loss Attributable to Legg Mason, Inc. See Note 12 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data.

(2)
Operating Margin, as Adjusted, is a non-GAAP performance measure we calculate by dividing (i) Operating Income (Loss), adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, amortization related to intangible assets, income (loss) of consolidated investment vehicles, the impact of fair value adjustments of contingent consideration liabilities, if any, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, and less performance fees that are passed through as compensation expense or net income (loss) attributable to noncontrolling interests, which we refer to as "Operating Revenues, as Adjusted." See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)
Adjusted EBITDA is a non-GAAP liquidity measure we define as cash provided by (used in) operating activities plus (minus) interest expense, net of accretion and amortization of debt discounts and premiums, current income tax expense (benefit), the net change in assets and liabilities, net (income) loss attributable to noncontrolling interests, net gains (losses) on consolidated investment vehicles, and other. We previously disclosed Adjusted EBITDA that conformed to calculations required by our debt covenants, which adjusted for certain items that required cash settlement that are not part of the current definition. See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(4)	Calculated based on total gross debt as a percentage of total capital (total stockholders' equity attributable to Legg Mason, Inc. plus total gross debt) as of March 31.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

Legg Mason, Inc., a holding company, together with its subsidiaries (collectively, "Legg Mason"), is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the U.S. and the U.K. and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Singapore, Spain, Switzerland and Taiwan. All references to fiscal 2017, 2016 or 2015, refer to our fiscal year ended March 31 of that year. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

Our operating revenues primarily consist of investment advisory fees from separate accounts and funds, and distribution and service fees. Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks or hurdle rates. The largest portion of our performance fees is earned based on 12-month performance periods that end in differing quarters during the year, with a portion based on quarterly performance periods. We also earn performance fees on alternative products that lock at the end of varying investment periods or in multiple-year intervals. Per the terms of certain recent acquisitions, performance fees earned on pre-close assets under management ("AUM") of the acquired entities are fully passed through as compensation expense, and therefore have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. Distribution and service fees are received for distributing investment products and services, for providing other support services to investment portfolios, or for providing non-discretionary advisory services for assets under advisement ("AUA"), and are generally calculated as a percentage of the assets in an investment portfolio or as a percentage of new assets added to an investment portfolio. Our revenues, therefore, are dependent upon the level of our AUM and AUA and fee rates, and thus are affected by factors such as securities market conditions, our ability to attract and maintain AUM and key investment personnel, and investment performance. Our AUM changes from period to period primarily due to inflows and outflows of client assets and market performance as well as changes in foreign exchange rates. Client decisions to increase or decrease their assets under our management, and decisions by potential clients to utilize our services, may be based on one or more of a number of factors. These factors include our reputation in the marketplace, the investment performance (both absolute and relative to benchmarks or competitive products) of our products and services, the fees we charge for our investment services, the client or potential client's situation, including investment objectives, liquidity needs, investment horizon and amount of assets managed, our relationships with distributors and the external economic environment, including market conditions.

The fees that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of AUM, the asset management affiliate that provides the services, and the type of services (and investment objectives) that are provided. In general, fees earned for asset management services are highest for alternative assets, followed by equity assets, fixed income assets and liquidity assets. Accordingly, our revenues and average operating revenue yields will be affected by the composition of our AUM, with changes in the relative level of alternative and equity assets typically more significantly impacting our revenues and average operating revenue yields. Average operating revenue yields are calculated as the ratio of annualized total operating revenue, less performance fees, to average AUM. In addition, in the ordinary course of our business, we may reduce or waive investment management fees or total expenses, on certain products or services for particular time periods to limit fund expenses, or for other reasons, and to help retain or increase managed assets. Our industry continues to be impacted by the generally low growth and low return environment, with continued migration from active to passive strategies (which tend to have lower fees), which, together with regulatory reform, continue to put pressure on fees.

We have revenue sharing arrangements in place with certain of our asset management affiliates, under which specified percentages of the affiliates' revenues are required to be distributed to us and the balance of the revenues is retained by the affiliates to pay their operating expenses, including compensation expenses, but excluding certain expenses and income taxes. Under these revenue-sharing arrangements, our asset management affiliates retain different percentages of revenues to cover their costs. Other affiliates operate under budgetary processes. As such, our Net Income (Loss) Attributable to Legg Mason, Inc., operating margin and compensation as a percentage of operating revenues are impacted based on which affiliates and products generate our AUM, and a change in AUM at one affiliate or with respect to one product or class of products can have a different effect on our revenues and earnings than an equal change at another affiliate or in another product or class of products. In addition, from time to time, we may agree to changes in revenue sharing and other arrangements with our asset management personnel, which may impact our compensation expenses and profitability.

The most significant component of our cost structure is employee compensation and benefits, of which a majority is variable in nature and includes incentive compensation, a portion of which is based upon revenue levels, non-compensation related operating expense levels at revenue share-based affiliates, performance fees passed through as compensation expense, and our overall profitability. The next largest component of our cost structure is distribution and servicing expense, which consists primarily of fees paid to third-party distributors for selling our asset management products and services and are largely variable in nature. Certain other operating costs are typically consistent from period to period, such as occupancy, depreciation and amortization, and fixed contract commitments for market data, communication and technology services, and usually do not decline with reduced levels of business activity or, conversely, usually do not rise proportionately with increased business activity.

Our financial position and results of operations are materially affected by the overall trends and conditions of global financial markets. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates, and changes in currency exchange rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in the attraction and retention of clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share, including, in particular, passive products, and corresponding flows out of products in which we do have market share.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, commercial banks, insurance companies, and other financial services companies. The industry has been impacted by continued economic uncertainty, the constant introduction of new products and services, technological changes, and the consolidation of financial services firms through mergers and acquisitions. The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes and keeping abreast of regulatory developments, has required, and will continue to require, us to incur costs that impact our profitability. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors included herein.

Our strategic priorities are focused on four primary areas listed below.  Management keeps these strategic priorities in mind when it evaluates our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below the most important initiatives on which management currently focuses in evaluating our performance and financial condition.

	Strategic Priorities		Initiatives
-	Products	-	Create an innovative portfolio of investment products and promote revenue growth by developing new products and leveraging the capabilities of our affiliates
		-	Identify and execute strategic acquisitions to increase product offerings, strengthen our affiliates, and fill gaps in products and services

-	Performance	-	Deliver compelling and consistent performance against both relevant benchmarks and the products and services of our competitors

-	Distribution	-	Continue to maintain and enhance our top tier distribution function with the capability to offer solutions to relevant investment challenges and grow market share worldwide

-	Productivity	-	Operate with a high level of effectiveness and improve ongoing efficiency
		-	Manage expenses
		-	Align economic relationships with affiliate management teams, including retained affiliate management equity and the implementation of affiliate management equity plan agreements

The strategic priorities discussed above are designed to drive improvements in our net flows, earnings, cash flows, AUM and other key metrics, including operating margin.  Certain of these key metrics are discussed in our annual results discussion to follow.

In connection with these strategic priorities:

•
On April 13, 2016, we acquired a majority equity interest in Clarion Partners, LLC ("Clarion Partners"), a diversified real estate firm headquartered in New York. Clarion Partners managed approximately $42 billion in AUM at closing, across the real estate risk/return spectrum. During the years ended March 31, 2017 and 2016, we incurred acquisition-related costs of $25.9 million and $2.8 million, respectively, in connection with this transaction, including $15.2 million in fiscal 2017 related to the implementation of an affiliate management equity plan for the management team of Clarion Partners. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding the Clarion Partners management equity plan.

•
On May 2, 2016, we acquired a majority equity interest in EnTrust Capital ("EnTrust") and combined it with The Permal Group, Limited ("Permal"), our existing hedge fund platform to form EnTrustPermal. EnTrust is an independent hedge fund investor and alternative asset manager headquartered in New York with approximately $10 billion in AUM at closing. During the years ended March 31, 2017 and 2016, we incurred transition-related costs of $41.8 million and $43.3 million, respectively, and acquisition-related costs of $7.0 million and $3.5 million, respectively, in connection with this combination. We expect to achieve approximately $35 million in annual savings in fiscal 2018 from the pre-transaction cost structures of the two businesses.

•
On August 17, 2016, we acquired an 82% equity interest in Financial Guard LLC ("Financial Guard"), an online registered investment adviser and innovative technology-enabled wealth management and investment advice platform.

•
During fiscal 2017, we sold our ownership interests in two small, non-strategic investment managers and our share of a joint venture for aggregate net proceeds of $19.5 million. These sales resulted in the disposition of $4.8 billion of AUM and did not have a material impact on our results of operations.

•
During fiscal 2017, we launched several exchange-traded fund ("ETF") products. We expect ETFs to be a growth opportunity, as investor interest has tended to trend away from traditional mutual funds, and intend to continue to focus on increasing our ETF product offerings during fiscal 2018.

See Note 2 of Notes to Consolidated Financial Statements for additional information regarding these acquisitions and dispositions.

Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2017, was $227.3 million, or $2.18 per diluted share, as compared to Net Loss Attributable to Legg Mason, Inc. of $25.0 million, or $0.25 per diluted share for the year ended March 31, 2016.  In addition to the transition-related and acquisition-related costs discussed above, Net Income (Loss) Attributable to Legg Mason, Inc. for the years ended March 31, 2017 and 2016, included pre-tax impairment charges related to intangible assets of $35 million, or $0.26 per diluted share, and $371.0 million, or $2.76 per diluted share, respectively; pre-tax non-cash charges of $4.6 million and $21.4 million, respectively, related to the grant of equity units under the Royce and Associates ("Royce") management equity plan; and pre-tax contingent consideration credit adjustments of $39.5 million and $33.4 million, respectively. These items are more fully discussed below.

Average AUM and total revenues increased by approximately 5% and 8%, respectively, in fiscal 2017 as compared to fiscal 2016, as further discussed below. Total AUM increased during the year ended March 31, 2017, due to the acquisitions of Clarion Partners and EnTrust and the impact of positive market performance and other, which were offset in part by net client outflows in both liquidity and long-term AUM.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

During fiscal 2017 all three major U.S. equity indices improved significantly and reached historic highs during the fiscal year. Uncertainty regarding the U.S. presidential election and the timing of an increase in interest rates by the Federal Reserve resulted in volatility during the first half of the fiscal year. While equity markets rallied following the U.S. presidential election, economic and political uncertainty has continued to impact equity markets. In addition, economic and market uncertainty were impacted by the shifting of political and military paradigms in both Europe and Asia. In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit." The announcement of Brexit had a temporary impact on domestic markets to date, but has created some volatility in international and currency markets.

Our industry continues to be impacted by the generally low growth and low return environment, with continued migration from active to passive strategies, which, together with regulatory reform, continues to put pressure on fees and is contributing to the consolidation of products and managers on distribution platforms. For example, in the December 2016 quarter, active U.S. mutual funds experienced $157 billion in outflows. Although active U.S. mutual fund outflows subsided during the March 2017 quarter, it is likely the trend of asset flows into passive products will continue. These factors continue to create significant flow pressure for active managers like ourselves.

All three major U.S. equity market indices increased significantly during fiscal 2017, after decreasing slightly during fiscal 2016, while bond indices were mixed, as illustrated in the table below:

	% Change for the year ended March 31:
Indices(1)	2017	2016	2015
Dow Jones Industrial Average(2)	16.8%	(0.5)%	8.0%
S&P 500(2)	14.7%	(0.4)%	10.4%
NASDAQ Composite Index(2)	21.4%	(0.6)%	16.7%
Barclays Capital U.S. Aggregate Bond Index	0.4%	2.0%	5.7%
Barclays Capital Global Aggregate Bond Index	(1.9)%	4.6%	(3.7)%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

In December 2015, the Federal Reserve Board increased the target federal funds rate for the first time since 2006, from 0.25% to 0.50%. The Federal Reserve Board increased the target funds rate again in December 2016, from 0.50% to 0.75%, and in March 2017 from 0.75% to 1.00%. While the economic outlook for the U.S. has remained positive in recent years, it has been impacted by increased uncertainty. The financial environment in which we operate continues to reflect a heightened level of sensitivity and continued pressure on our fees, as previously discussed, as we move into fiscal 2018.

The following table sets forth, for the periods indicated, amounts in the Consolidated Statements of Income (Loss) as a percentage of operating revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Operating Revenues			Period to Period Change(1)
	Years Ended March 31,			2017 Compared	2016 Compared
	2017	2016	2015	to 2016	to 2015
Operating Revenues
Investment advisory fees
Separate accounts	32.0%	31.0%	29.2%	12%	—%
Funds	51.3	53.0	54.8	5	(9)
Performance fees	3.8	1.6	3.0	n/m	(50)
Distribution and service fees	12.7	14.3	12.8	(4)	6
Other	0.2	0.1	0.2	n/m	(61)
Total Operating Revenues	100.0	100.0	100.0	8	(6)
Operating Expenses
Compensation and benefits	48.6	45.3	43.7	16	(2)
Distribution and servicing	17.3	20.5	21.1	(9)	(8)
Communications and technology	7.2	7.4	6.5	6	9
Occupancy	3.9	4.6	3.9	(7)	12
Amortization of intangible assets	0.9	0.2	0.1	n/m	92
Impairment of intangible assets	1.2	13.9	—	(91)	n/m
Other	6.3	6.1	7.0	10	(18)
Total Operating Expenses	85.4	98.0	82.3	(6)	12
Operating Income	14.6	2.0	17.7	n/m	(90)
Non-Operating Income (Expense)
Interest income	0.2	0.2	0.3	n/m	(25)
Interest expense	(3.9)	(1.8)	(2.1)	n/m	(17)
Other income (expense), net	1.4	(1.0)	(3.0)	n/m	(70)
Non-operating income (expense) of consolidated investment vehicles, net	0.5	(0.3)	0.2	n/m	n/m
Total non-operating income (expense)	(1.8)	(2.9)	(4.6)	(32)	(42)
Income (Loss) before Income Tax Provision	12.8	(0.9)	13.1	n/m	n/m
Income tax provision	2.9	0.3	4.5	n/m	n/m
Net Income (Loss)	9.9	(1.2)	8.6	n/m	n/m
Less: Net income (loss) attributable to noncontrolling interests	2.0	(0.3)	0.2	n/m	n/m
Net Income (Loss) Attributable to Legg Mason, Inc.	7.9%	(0.9)%	8.4%	n/m	n/m
n/m - not meaningful

(1)	Calculated based on the change in actual amounts between fiscal years as a percentage of the prior year amount.

ASSETS UNDER MANAGEMENT AND ASSETS UNDER ADVISEMENT

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income			Alternative	Liquidity

-	Large Cap Growth	-	U.S. Intermediate Investment Grade	-	Real Estate	-	U.S. Managed Cash
-	Large Cap Value	-	U.S. Credit Aggregate	-	Hedge Funds	-	U.S. Municipal Cash
-	Equity Income	-	Global Opportunistic Fixed Income	-	Listed
-	International Equity	-	Global Government		Infrastructure
-	Small Cap Core	-	U.S. Municipal
-	Large Cap Core	-	U.S. Long Duration
-	Sector Equity	-	Global Fixed Income
-	Small Cap Value	-	U.S. Limited Duration
-	Mid Cap Value	-	High Yield
-	Global Equity	-	Emerging Markets Debt
-	Emerging Markets Equity

The components of the changes in our AUM (in billions) for the years ended March 31, were as follows:

	2017	2016	2015
Beginning of period	$669.6	$702.7	$701.8
Net client cash flows
Investment funds, excluding liquidity funds(1)
Subscriptions	64.0	50.3	72.1
Redemptions	(65.4)	(62.3)	(61.2)
Long-term separate account flows, net	(0.2)	0.8	5.6
Total long-term flows	(1.6)	(11.2)	16.5
Liquidity fund flows, net	(27.8)	(15.1)	(21.3)
Liquidity separate account flows, net	0.5	0.2	(0.9)
Total liquidity flows	(27.3)	(14.9)	(22.2)
Total net client cash flows	(28.9)	(26.1)	(5.7)
Market performance and other (2)	42.7	(15.3)	20.1
Impact of foreign exchange	(1.3)	1.4	(18.5)
Acquisitions (dispositions), net (3)	46.3	6.9	5.0
End of period	$728.4	$669.6	$702.7

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Other is primarily the reclassification of $0.4 billion, $0.5 billion and $12.8 billion of client assets from AUM to AUA for fiscal 2017, 2016 and 2015, respectively, and the reinvestment of dividends.

(3)
Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively, offset in part by $4.8 billion related to the disposition of two small investment managers and our share of a joint venture during the year ended March 31, 2017; $6.8 billion and $0.1 billion related to the acquisitions of RARE Infrastructure and PK Investments, LLP ("PK Investments"), respectively, during the year ended March 31, 2016; and $9.5 billion and $5.0 billion related to the acquisitions of Martin Currie and QS Investors, respectively, offset in part by $9.5 billion related to the disposition of Legg Mason Investment Counsel and Trust ("LMIC"), for the year ended March 31, 2015.

AUM at March 31, 2017 was $728.4 billion, an increase of $58.8 billion, or 9%, compared to March 31, 2016.  Total net client outflows were $28.9 billion, consisting of net client outflows from the liquidity and long-term asset classes of $27.3 billion and $1.6 billion, respectively. Long-term asset net outflows were comprised of alternative and equity net outflows of $7.2 billion and $5.2 billion, respectively, partially offset by fixed income net inflows of $10.8 billion. Beginning in fiscal 2017, we now present alternative assets as a separate asset class of our AUM. The alternative asset class consists of all AUM managed by Clarion Partners, EnTrustPermal, RARE Infrastructure, and Glouston Capital Partners, prior to its sale on March 31, 2017. All prior periods have been revised to present the alternative asset class. Alternative net outflows were primarily in products managed by EnTrustPermal and RARE Infrastructure. Equity net outflows were primarily in products managed by Royce, QS Investors and Brandywine Global Investment Management, LLC ("Brandywine"), offset in part by equity net inflows at Martin Currie. Fixed income net inflows were primarily in products managed by Western Asset Management Company ("Western Asset"), offset in part by fixed income net outflows at Brandywine. We generally earn higher fees and profits on alternative and equity AUM, and outflows in those asset classes will more negatively impact our revenues and Net Income (Loss) Attributable to Legg Mason, Inc. than would outflows in the fixed income or liquidity asset classes. Market performance and other was $42.7 billion and the negative impact of foreign currency exchange rate fluctuations was $1.3 billion. Acquisitions (dispositions), net, totaled $46.3 billion, and included $41.5 billion related to the acquisition of Clarion Partners in April 2016 and $9.6 billion related to the acquisition of EnTrust in May 2016, offset in part by $4.8 billion related to the disposition of two small investment managers and our portion of a joint venture.

AUM at March 31, 2016, was $669.6 billion, a decrease of $33.1 billion, or 5%, from March 31, 2015.  Total net client outflows were $26.1 billion, consisting of net client outflows from the liquidity and long-term asset classes of $14.9 billion and $11.2 billion, respectively. Long-term asset net outflows were comprised of equity and alternative net outflows of $9.7 billion and $1.9 billion, respectively, offset by fixed income net inflows of $0.4 billion. Equity net outflows were primarily in products managed by Royce and ClearBridge, offset in part by equity net inflows at QS Investors. Alternative net outflows were primarily in products managed by legacy Permal. Fixed income net inflows were primarily in products managed by Brandywine, offset in part by fixed income net outflows at Western Asset. Market performance and other was $(15.3) billion and the positive impact of foreign currency exchange rate fluctuations was $1.4 billion. Acquisitions of $6.9 billion primarily relate to the acquisition of RARE Infrastructure in October 2015.

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
AUM by Asset Class
AUM by asset class (in billions) for the years ended March 31 was as follows:

							% Change
	2017	% of Total	2016	% of Total	2015	% of Total	2017 Compared to 2016	2016 Compared to 2015
Equity	$179.8	25%	$162.3	24%	$186.2	26%	11%	(13)%
Fixed Income	394.3	54	372.3	56	370.1	53	6	1
Alternative	67.9	9	22.7	3	19.2	3	n/m	18
Total long-term assets	642.0	88	557.3	83	575.5	82	15	(3)
Liquidity	86.4	12	112.3	17	127.2	18	(23)	(12)
Total	$728.4	100%	$669.6	100%	$702.7	100%	9	(5)
n/m - not meaningful
Average AUM by asset class (in billions) for the years ended March 31 was as follows:

							% Change
	2017	% of Total	2016	% of Total	2015	% of Total	2017 Compared to 2016	2016 Compared to 2015
Equity	$167.6	23%	$173.4	25%	$181.3	26%	(3)%	(4)%
Fixed Income	386.5	54	367.2	54	361.4	51	5	2
Alternative	66.9	9	21.1	3	19.8	3	n/m	7
Total long-term assets	621.0	86	561.7	82	562.5	80	11	—
Liquidity	99.2	14	123.1	18	140.0	20	(19)	(12)
Total	$720.2	100%	$684.8	100%	$702.5	100%	5	(3)
n/m - not meaningful

The component changes in our AUM by asset class (in billions) for the fiscal years ended March 31, 2017, 2016 and 2015, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2014	$171.9	$360.0	$19.7	$551.6	$150.2	$701.8
Investment funds, excluding liquidity funds
Subscriptions	28.4	42.1	1.6	72.1	—	72.1
Redemptions	(31.4)	(26.7)	(3.1)	(61.2)	—	(61.2)
Separate account flows, net	0.7	3.5	1.4	5.6	(0.9)	4.7
Liquidity fund flows, net	—	—	—	—	(21.3)	(21.3)
Net client cash flows	(2.3)	18.9	(0.1)	16.5	(22.2)	(5.7)
Market performance and other (1)	11.7	7.8	0.3	19.8	0.3	20.1
Impact of foreign exchange	(2.1)	(14.6)	(0.7)	(17.4)	(1.1)	(18.5)
Acquisitions (dispositions), net (2)	7.0	(2.0)	—	5.0	—	5.0
March 31, 2015	186.2	370.1	19.2	575.5	127.2	702.7
Investment funds, excluding liquidity funds
Subscriptions	21.8	27.4	1.1	50.3	—	50.3
Redemptions	(34.4)	(25.2)	(2.7)	(62.3)	—	(62.3)
Separate account flows, net	2.9	(1.8)	(0.3)	0.8	0.2	1.0
Liquidity fund flows, net	—	—	—	—	(15.1)	(15.1)
Net client cash flows	(9.7)	0.4	(1.9)	(11.2)	(14.9)	(26.1)
Market performance and other (1)	(14.2)	0.6	(1.8)	(15.4)	0.1	(15.3)
Impact of foreign exchange	(0.1)	1.2	0.4	1.5	(0.1)	1.4
Acquisitions(2)	0.1	—	6.8	6.9	—	6.9
March 31, 2016	162.3	372.3	22.7	557.3	112.3	669.6
Investment funds, excluding liquidity funds
Subscriptions	27.0	30.8	6.2	64.0	—	64.0
Redemptions	(27.0)	(28.6)	(9.8)	(65.4)	—	(65.4)
Separate account flows, net	(5.2)	8.6	(3.6)	(0.2)	0.5	0.3
Liquidity fund flows, net	—	—	—	—	(27.8)	(27.8)
Net client cash flows	(5.2)	10.8	(7.2)	(1.6)	(27.3)	(28.9)
Market performance and other (1)	25.4	12.5	3.7	41.6	1.1	42.7
Impact of foreign exchange	(0.7)	(0.9)	(0.2)	(1.8)	0.5	(1.3)
Acquisitions (dispositions), net (2)	(2.0)	(0.4)	48.9	46.5	(0.2)	46.3
March 31, 2017	$179.8	$394.3	$67.9	$642.0	$86.4	$728.4

(1)
Other is primarily the reclassification of client assets from AUM to AUA for fiscal 2017, 2016 and 2015 of $0.4 billion, $0.5 billion and $12.8 billion, respectively, and the reinvestment of dividends.

(2)
Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively, offset in part by $4.8 billion related to the disposition of two small investment managers and our portion of a joint venture during the year ended March 31, 2017; $6.8 billion and $0.1 billion related to the acquisitions of RARE Infrastructure and PK Investments, respectively, during the year ended March 31, 2016; and $9.5 billion and $5.0 billion related to the acquisitions of Martin Currie and QS Investors, respectively, offset in part by $9.5 billion related to the disposition of LMIC, for the year ended March 31, 2015.

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

The component changes in our AUM by distribution channel (in billions) for the years ended March 31, 2017, 2016 and 2015, were as follows:

	Global Distribution(1)	Affiliate/Other		Total
March 31, 2014	$247.4	$454.4		$701.8
Net client cash flows, excluding liquidity funds	16.4	(0.8)		15.6
Liquidity fund flows, net	—	(21.3)		(21.3)
Net client cash flows	16.4	(22.1)		(5.7)
Market performance and other	11.9	8.2		20.1
Impact of foreign exchange	(5.7)	(12.8)		(18.5)
Acquisitions (dispositions), net	—	5.0	(2)	5.0
March 31, 2015	270.0	432.7		702.7
Net client cash flows, excluding liquidity funds	(3.5)	(7.5)		(11.0)
Liquidity fund flows, net	—	(15.1)		(15.1)
Net client cash flows	(3.5)	(22.6)		(26.1)
Market performance and other	(13.1)	(2.2)		(15.3)
Impact of foreign exchange	1.2	0.2		1.4
Acquisitions	—	6.9	(2)	6.9
March 31, 2016	254.6	415.0		669.6
Net client cash flows, excluding liquidity funds	8.9	(10.0)		(1.1)
Liquidity fund flows, net	—	(27.8)		(27.8)
Net client cash flows	8.9	(37.8)		(28.9)
Market performance and other	22.7	20.0		42.7
Impact of foreign exchange	(0.6)	(0.7)		(1.3)
Acquisitions (dispositions), net	—	46.3	(2)	46.3
March 31, 2017	$285.6	$442.8		$728.4

(1)
Excludes $15.9 billion, $10.3 billion, and $8.2 billion of AUA as of March 31, 2017, 2016, and 2015, respectively. Net client cash flows for the years ended March 31, 2017, 2016, and 2015, excludes $3.7 billion, $2.1 billion and $2.8 billion of AUA net inflows.

(2)
Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively, offset in part by $4.8 billion related to the disposition of two small investment managers and our share of a joint venture during the year ended March 31, 2017; $6.8 billion and $0.1 billion related to the acquisitions of RARE Infrastructure and PK Investments, respectively, during the year ended March 31, 2016; and $9.5 billion and $5.0 billion related to the acquisitions of Martin Currie and QS Investors, respectively, offset in part by $9.5 billion related to the disposition of LMIC, for the year ended March 31, 2015.

Operating Revenue Yield
Our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 39 basis points, 38 basis points and 39 basis points for the years ended March 31, 2017, 2016, and 2015, respectively. Fees for managing alternative and equity assets are generally higher, with alternative assets averaging 73 basis points, 105 basis points and 140 basis points for the years ended March 31, 2017, 2016, and 2015, respectively, and equity assets averaging 67 basis points, 70 basis points and 73 basis points for the years ended March 31, 2017, 2016, and 2015, respectively. The average fee rate for managing alternative assets declined over the last year due to the acquisitions of Clarion Partners in April 2016, EnTrust in May 2016, and RARE Infrastructure in October 2015, whose products typically earn lower average fees than our legacy alternative asset products, while the average fee rate for managing equity assets has declined over the last four years due to a shift in the mix of equity assets from higher fee equity products to lower fee equity products. This compares to fees for fixed income assets, which averaged approximately 27 basis points, 29 basis points and 28 basis points for the years ended March 31, 2017, 2016 and 2015, respectively, and liquidity assets, which averaged approximately 12 basis points, 9 basis points and 7 basis points for the years ended March 31, 2017, 2016 and 2015, respectively.  The average fee rate for managing liquidity assets for each of the years ended March 31, 2017, 2016 and 2015, reflects the impact of current advisory fee waivers due to the low interest rate environment. The average fee rate for managing liquidity assets has increased over the last year due to a reduction in fee waivers. As a result of withdrawals and interest rate increases, fee waivers for competitive and regulatory reasons decreased to approximately $22 million for the year ended March 31, 2017, as compared to approximately $70 million for the year ended March 31, 2016. We do not expect fee waivers for competitive and regulatory reasons to continue in fiscal 2018. Equity assets are primarily managed by ClearBridge, Royce, Brandywine,

QS Investors, and Martin Currie; alternative assets are managed by Clarion Partners, EnTrustPermal, and RARE Infrastructure; fixed income assets are primarily managed by Western Asset and Brandywine; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 45 basis points for each of the years ended March 31, 2017 and 2016, and approximately 50 basis points for the year ended March 31, 2015, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 35 basis points for each of the years ended March 31, 2017, 2016, and 2015.

Investment Performance

Overall investment performance of our AUM for the years ended March 31, 2017, 2016 and 2015, was mixed compared to relevant benchmarks.

Year ended March 31, 2017
For the year ended March 31, 2017, U.S. indices produced positive returns. The best performing was the Russell 2000, which returned 26.2%. These returns were achieved in a volatile economic environment defined by the decision of the U.K. to leave the European Union and the newly elected administration in the U.S.

In the fixed income markets, the Federal Reserve raised its target rate by 0.25% in both December 2016 and March 2017, continuing the Federal Reserve's steps toward monetary policy normalization. Expectations of future Federal Reserve interest rate increases remained unchanged. This resulted in the yield curve continuing to flatten over the fiscal year as many long-dated yields declined.

The lowest performing fixed income sector for the year ended March 31, 2017, was U.S. Government bonds, as measured by the Barclays U.S. Government Index, which declined 1.3%.  The best performing fixed income sector for the year ended March 31, 2017, was high yield bonds as measured by the Barclays U.S. High Yield Index, which returned 16.4%.

Year ended March 31, 2016
For the year ended March 31, 2016, U.S. indices produced mixed returns. The best performing index was the Dow Jones Industrial Average, which returned 2.1%. These returns were achieved in an economic environment characterized by unexpected declines in oil prices, a strong U.S. dollar, along with a slow-to-recover U.S. economy, and Chinese currency devaluation.

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

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of March 31, 2017, 2016 and 2015, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2017				As of March 31, 2016				As of March 31, 2015
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	79%	71%	80%	88%	48%	66%	86%	82%	67%	84%	86%	88%
Equity:
Large cap	70%	27%	62%	95%	44%	23%	86%	68%	24%	65%	74%	94%
Small cap	35%	19%	19%	51%	70%	19%	30%	63%	10%	11%	26%	42%
Total equity (includes other equity)	58%	33%	61%	88%	53%	31%	76%	68%	28%	58%	65%	80%
Fixed income:
U.S. taxable	94%	86%	87%	84%	31%	78%	87%	79%	72%	94%	92%	88%
U.S. tax-exempt	100%	100%	100%	100%	100%	0%	100%	100%	100%	100%	100%	100%
Global taxable	75%	69%	75%	88%	11%	75%	85%	84%	76%	89%	88%	83%
Total fixed income	89%	82%	84%	86%	29%	72%	87%	82%	75%	93%	91%	87%
Alternative	45%	84%	88%	65%	20%	42%	55%	96%	78%	81%	98%	96%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of March 31, 2017, 2016 and 2015, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2017				As of March 31, 2016				As of March 31, 2015
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	65%	63%	70%	78%	48%	61%	72%	65%	55%	65%	63%	70%
Equity:
Large cap	60%	62%	81%	82%	47%	69%	89%	52%	46%	82%	73%	69%
Small cap	67%	21%	26%	60%	36%	15%	20%	60%	15%	19%	21%	59%
Total equity (includes other equity)	57%	49%	64%	75%	45%	52%	67%	54%	38%	57%	53%	63%
Fixed income:
U.S. taxable	92%	86%	85%	84%	76%	83%	84%	81%	80%	87%	86%	86%
U.S. tax-exempt	43%	60%	59%	87%	11%	51%	63%	88%	83%	57%	60%	88%
Global taxable	50%	78%	82%	61%	30%	75%	83%	50%	79%	86%	81%	55%
Total fixed income	75%	79%	78%	82%	51%	73%	78%	81%	80%	78%	77%	84%
Alternative	98%	100%	100%	n/a	0%	100%	100%	n/a	100%	100%	100%	n/a
n/a - not applicable

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

As of March 31, 2017, 2016 and 2015, 88%, 91% and 90% of total AUM is included in strategy AUM, respectively, although not all strategies have 3-year, 5-year, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of March 31, 2017, 2016 and 2015, the U.S. long-term mutual fund assets represented in the data accounted for 18%, 19% and 21%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of March 31, 2017, constituted an aggregate of approximately $426 billion, or approximately 58% of our total AUM. The most meaningful exclusion of funds are our alternative fund strategies, which primarily involve privately placed hedge funds and privately placed real estate funds, and represent only 5% of our total AUM as of March 31, 2017, for which investment performance is not made publicly available. Presenting investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	17.76%	5.80%	13.46%	7.83%	12.03%
Russell 3000 Growth		Relative	1.49%	(5.10)%	0.24%	(1.21)%	1.97%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	14.99%	11.68%	15.09%	9.07%	8.27%
Russell 1000 Growth		Relative	(0.77)%	0.41%	1.77%	(0.06)%	1.88%
ClearBridge Appreciation Fund	3/10/1970	Absolute	12.91%	8.54%	11.69%	7.55%	10.32%
S&P 500		Relative	(4.26)%	(1.83)%	(1.61)%	0.04%	(0.17)%
ClearBridge Dividend Strategy	11/6/1992	Absolute	14.13%	8.33%	11.22%	6.46%	8.62%
S&P 500		Relative	(3.04)%	(2.04)%	(2.08)%	(1.05)%	(0.78)%
ClearBridge Value Trust	4/16/1982	Absolute	18.00%	6.68%	11.76%	2.01%	11.67%
S&P 500		Relative	0.83%	(3.69)%	(1.54)%	(5.50)%	(0.15)%
ClearBridge All Cap Value	11/12/1981	Absolute	26.41%	7.66%	11.30%	5.20%	10.20%
Russell 3000 Value		Relative	6.44%	(0.92)%	(1.78)%	(0.74)%	(1.66)%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	16.03%	7.90%	12.14%	6.47%	9.60%
Russell 1000 Value		Relative	(3.19)%	(0.77)%	(0.99)%	0.54%	(0.76)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	18.76%	8.00%	11.88%	n/a	13.70%
Russell 1000 Value		Relative	(0.46)%	(0.67)%	(1.25)%	n/a	0.14%
Small Cap
Royce Total Return Fund	12/15/1993	Absolute	22.35%	6.37%	11.05%	6.76%	10.91%
Russell 2000		Relative	(3.87)%	(0.85)%	(1.30)%	(0.36)%	1.96%
ClearBridge Small Cap Growth	7/1/1998	Absolute	22.39%	3.24%	9.87%	8.00%	9.91%
Russell 2000 Growth		Relative	(0.64)%	(3.48)%	(2.23)%	(0.06)%	3.34%
Royce Pennsylvania Mutual	6/30/1967	Absolute	20.92%	4.03%	9.33%	6.25%	11.65%
Russell 2000		Relative	(5.30)%	(3.19)%	(3.02)%	(0.87)%	0.01%
Royce Premier Fund	12/31/1991	Absolute	27.39%	5.30%	8.66%	7.99%	11.71%
Russell 2000		Relative	1.17%	(1.92)%	(3.69)%	0.87%	2.02%
Royce Special Equity	5/1/1998	Absolute	24.77%	5.57%	9.46%	8.13%	9.38%
Russell 2000		Relative	(1.45)%	(1.65)%	(2.89)%	1.01%	1.88%
n/a - not applicable

			Annualized Absolute/Relative Total Return vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	4.06%	4.26%	4.11%	5.58%	6.18%
Barclays US Aggregate		Relative	3.62%	1.58%	1.77%	1.31%	1.21%
Western Asset Core Bond Fund	9/4/1990	Absolute	2.48%	3.78%	3.46%	4.86%	6.86%
Barclays US Aggregate		Relative	2.04%	1.10%	1.12%	0.59%	0.73%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	7.68%	2.80%	3.19%	4.36%	4.68%
Barclays US Aggregate		Relative	7.24%	0.12%	0.85%	0.09%	0.18%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	2.15%	1.08%	1.24%	1.55%	3.53%
Citi Treasury Government/Credit 1-3 YR		Relative	1.42%	0.15%	0.32%	(0.79)%	(0.61)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	1.97%	2.78%	2.78%	4.51%	5.72%
Barclays Intermediate Government/Credit		Relative	1.55%	0.77%	0.90%	0.75%	0.63%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	6.96%	4.53%	5.24%	5.06%	6.49%
Barclays US Credit		Relative	4.00%	1.01%	1.54%	(0.23)%	0.17%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	0.49%	0.71%	0.21%	3.55%	4.85%
Barclays US TIPS		Relative	(0.99)%	(1.32)%	(0.76)%	(0.69)%	(0.38)%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	12.47%	8.72%	14.01%	n/a	14.29%
BOFAML Floating Rate Home Loan Index		Relative	9.39%	6.64%	8.93%	n/a	9.28%
Western Asset High Yield Fund	9/28/2001	Absolute	18.17%	2.36%	5.59%	5.94%	7.25%
Barclays US Corp High Yield		Relative	1.78%	(2.20)%	(1.23)%	(1.52)%	(1.40)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	3.24%	1.33%	1.76%	1.32%	2.72%
Citi T-Bill 6-Month		Relative	2.78%	1.10%	1.58%	0.55%	(0.01)%
U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	(0.05)%	3.60%	3.30%	4.74%	7.61%
Barclays Municipal Bond		Relative	(0.20)%	0.05%	0.06%	0.41%	0.46%
Global Taxable
Legg Mason Western Asset Macro Opportunities Bond	11/30/2013	Absolute	9.44%	4.72%	n/a	n/a	5.91%
3-Month LIBOR		Relative	8.59%	4.22%	n/a	n/a	5.44%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	2.23%	1.10%	2.58%	5.56%	5.43%
Citi World Government Bond		Relative	5.88%	2.30%	3.16%	2.53%	2.57%
Legg Mason Brandywine Absolute Return Opportunities Fund	2/28/2011	Absolute	4.84%	1.84%	3.03%	n/a	3.29%
Citi 3-Month T-Bill		Relative	4.50%	1.69%	2.92%	n/a	3.18%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	(0.07)%	(0.61)%	0.52%	3.81%	4.07%
Citi World Government Bond		Relative	3.58%	0.59%	1.10%	0.78%	0.64%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	10.87%	2.95%	2.74%	4.23%	6.34%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	6.09%	0.51%	(0.43)%	(1.10)%	(0.65)%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	17.56%	2.10%	5.15%	5.23%	7.13%
Barclays Global High Yield		Relative	4.31%	(1.56)%	(1.38)%	(2.18)%	(1.92)%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	2.59%	5.10%	5.74%	6.63%	6.20%
UBS Australian Composite Bond Index		Relative	0.50%	0.12%	0.69%	0.48%	0.37%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	0.67%	3.44%	4.12%	n/a	4.18%
Barclays Global Aggregate Index		Relative	(0.42)%	(0.17)%	0.69%	n/a	0.38%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	11.11%	3.55%	2.97%	5.85%	9.40%
JPM EMBI Global		Relative	2.29%	(2.18)%	(2.28)%	(1.06)%	0.38%
Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.64%	0.31%	0.24%	0.93%	3.20%
Citi 3-Month T-Bill		Relative	0.30%	0.16%	0.13%	0.32%	0.29%
n/a - not applicable

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
As of March 31, 2017, 2016 and 2015, AUA was approximately $43 billion, $39 billion and $35 billion, respectively. AUA as of March 31, 2017 was comprised of approximately $18 billion related to QS Investors, approximately $12 billion related to ClearBridge, approximately $10 billion related to Western Asset, approximately $2 billion related to EnTrustPermal, and approximately $1 billion related to Brandywine. AUA fee rates vary with the level of non-discretionary service provided. Our average annualized fee rate related to AUA was approximately 15 basis points and 10 basis points for the years ended March 31, 2017 and 2016, respectively, and was in the low single digit basis points for the year ended March 31, 2015. The increase in the average fee rate from fiscal 2015 to fiscal 2016, was due to the redemption of approximately $80 billion of very low fee AUA by a single client in the quarter ended March 31, 2015.

RESULTS OF OPERATIONS

In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment products. The consolidation of these investment products has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in other consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Non-operating income (expense), is reflected in Net Income (Loss) Attributable to Legg Mason, Inc. See Notes 1, 3, and 17 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment products.

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Investment advisory fees:
Separate accounts	$925.2	$826.1	$824.2	$99.1	12%	$1.9	—%
Funds	1,482.0	1,409.0	1,544.5	73.0	5	(135.5)	(9)
Performance fees	108.3	42.0	83.5	66.3	n/m	(41.5)	(50)
Distribution and service fees	366.7	381.5	361.2	(14.8)	(4)	20.3	6
Other	4.7	2.2	5.7	2.5	n/m	(3.5)	(61)
Total Operating Revenues	$2,886.9	$2,660.8	$2,819.1	$226.1	8	$(158.3)	(6)
n/m - not meaningful

Total Operating Revenues for the year ended March 31, 2017, were $2.89 billion, an increase of 8% from $2.66 billion for the year ended March 31, 2016. The increase was primarily due to incremental revenues related to the acquisitions of Clarion Partners and EnTrust and the inclusion of a full year of revenues of RARE Infrastructure, which was acquired in October 2015. Total operating revenues for the year ended March 31, 2017, included $60.8 million of performance fees earned by Clarion Partners that are passed through to employees as compensation, per the terms of the acquisition agreement. Our operating revenue yield, excluding performance fees, increased to 39 basis points in the year ended March 31, 2017, compared to 38 basis points in the year ended March 31, 2016, as average long-term AUM comprised a higher percentage of total average AUM for the year ended March 31, 2017, as compared to the year ended March 31, 2016.

Total Operating Revenues for the year ended March 31, 2016, were $2.66 billion, a decrease of 6% from $2.82 billion for the year ended March 31, 2015. The decrease was primarily due to a decrease in our operating revenue yield, excluding performance fees, from 39 basis points to 38 basis points, a 3% decrease in average AUM, and a decrease in performance fees. Although average long-term AUM comprised a higher percentage of our total average AUM for the year ended March 31, 2016, as compared to the year ended March 31, 2015, our operating revenue yield, excluding performance fees, declined due to a less favorable product mix, with lower yielding products comprising a higher percentage of our total average AUM for the year ended March 31, 2016, as compared to the year ended March 31, 2015.

Investment Advisory Fees from Separate Accounts
For the year ended March 31, 2017, Investment advisory fees from separate accounts increased $99.1 million, to $925.2 million, as compared to $826.1 million for the year ended March 31, 2016. Of this increase, $60.2 million was due to Clarion Partners after it was acquired in April 2016, $35.0 million was due to EnTrust after it was acquired in May 2016, $14.8 million was due to higher average fixed income assets managed by Western Asset and Brandywine and $12.9 million was due to a full year of results of RARE Infrastructure, which was acquired in October 2015. These increases were offset in part by a decrease of $15.2 million due to lower average equity assets managed by Martin Currie, Brandywine and QS Investors and a decrease of $11.6 million due to lower average alternative assets managed by legacy Permal.

For the year ended March 31, 2016, Investment advisory fees from separate accounts increased $1.9 million, to $826.1 million, as compared to $824.2 million for the year ended March 31, 2015. Of this increase, $11.4 million was due to the inclusion of RARE Infrastructure after it was acquired in October 2015, $8.7 million was due to a full year of results for Martin Currie, which was acquired in October 2014, $6.8 million was the result of higher average equity assets managed by Brandywine, $6.9 million was the result of higher average fixed income assets managed by Brandywine and $3.1 million was the result of higher average assets managed by legacy Permal. These increases were substantially offset by a decrease of $27.7 million due to the sale of LMIC in November 2014 and a decrease of $6.9 million due to lower averaged fixed income assets managed by Western Asset.

Investment Advisory Fees from Funds
For the year ended March 31, 2017, Investment advisory fees from funds increased $73.0 million, or 5%, to $1.48 billion, as compared to $1.41 billion for the year ended March 31, 2016, primarily due to increases of $125.3 million due to Clarion Partners after it was acquired in April 2016, $63.6 million due to EnTrust after it was acquired in May 2016, $22.0 million due to higher average equity assets managed by Martin Currie, $13.7 million due to fees from liquidity assets, largely related to a reduction in fee waivers on liquidity funds managed by Western Asset, $9.7 million primarily due to including a full year of results for RARE Infrastructure, which was acquired in October 2015, and $6.0 million due to higher average fixed income assets managed by Western Asset. These increases were offset in part by decreases of $84.7 million due to lower average alternative assets managed by legacy Permal, $73.5 million due to lower average equity assets managed by Royce and ClearBridge, and $11.6 million due to lower average fixed income assets managed by Brandywine.

For the year ended March 31, 2016, Investment advisory fees from funds decreased $135.5 million, or 9%, to $1.41 billion, as compared to $1.54 billion for the year ended March 31, 2015. Of this decrease, $104.9 million was due to lower average equity assets managed by Royce, $43.9 million was due to lower average assets managed by legacy Permal and approximately $28 million was related to revenues which, due to a change in the distributor for certain funds in May 2015, were no longer included in advisory fee revenue. Revenues related to these funds were included in Distribution and service fees beginning in fiscal 2016. These decreases were offset in part by an increase of $28.8 million due to higher average fixed income assets managed by Western Asset and Brandywine and a net increase of $18.3 million in fees from liquidity assets, largely due to a reduction in fee waivers on liquidity funds managed by Western Asset.

Investment Advisory Performance Fees
Of our total AUM as of March 31, 2017, 2016, and 2015, approximately 11%, 7%, and 7% was in accounts that were eligible to earn performance fees. For the year ended March 31, 2017, Investment advisory performance fees increased $66.3 million to $108.3 million, as compared to $42.0 million for the year ended March 31, 2016, primarily due to $60.8 million in performance fees earned by Clarion Partners on assets invested with them prior to the closing in April 2016, fees earned by EnTrust which was acquired in May 2016, and higher fees earned on assets managed by Brandywine and Western Asset, offset in part by lower fees earned on assets managed by legacy Permal. Performance fees earned on pre-close AUM at Clarion Partners (which accounts for approximately 35% of our performance fee eligible AUM as of March 31, 2017) are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement, and recorded as compensation expense, and therefore have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. The pass through of Clarion Partners performance fees only applies to historic AUM in place as of the closing of the acquisition. We expect the pass through of performance fees to phase out approximately five years post-closing.

For the year ended March 31, 2016, Investment advisory performance fees decreased $41.5 million to $42.0 million, as compared to $83.5 million for the year ended March 31, 2015, primarily due to lower fees earned on assets managed at legacy Permal and Brandywine.

Distribution and Service Fees
For the year ended March 31, 2017, Distribution and service fees decreased $14.8 million, or 4%, to $366.7 million, as compared to $381.5 million for the year ended March 31, 2016, primarily due to a decrease of $21.6 million related to a decline in average mutual fund AUM subject to distribution and service fees, offset in part by an increase of $9.4 million in advisement fees associated with our AUA.

For the year ended March 31, 2016, Distribution and service fees increased $20.3 million, or 6%, to $381.5 million, as compared to $361.2 million for the year ended March 31, 2015, primarily as a result of approximately $29 million of revenue which was included in Distribution and service fees in fiscal 2016, due to a change in the distributor for certain funds in May 2015. Revenues related to these funds were previously included in Investment advisory fees from funds. An increase of $11.6 million in advisement fees associated with our AUA also contributed to the increase. These increases were offset in part by a decline in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Compensation and benefits	$1,374.4	$1,172.6	$1,208.2	$201.8	17%	$(35.6)	(3)%
Transition-related compensation	27.3	32.2	24.6	(4.9)	(15)	7.6	31
Total Compensation and Benefits	1,401.7	1,204.8	1,232.8	196.9	16	(28.0)	(2)
Distribution and servicing	499.1	545.7	594.8	(46.6)	(9)	(49.1)	(8)
Communications and technology	208.9	197.9	182.4	11.0	6	15.5	8
Occupancy	113.7	122.6	109.7	(8.9)	(7)	12.9	12
Amortization of intangible assets	26.2	5.0	2.6	21.2	n/m	2.4	92
Impairment charges	35.0	371.0	—	(336.0)	(91)	371.0	n/m
Other	180.1	163.0	198.6	17.1	10	(35.6)	(18)
Total Operating Expenses	$2,464.7	$2,610.0	$2,320.9	$(145.3)	(6)	$289.1	12
n/m - not meaningful

Total Operating Expenses for the year ended March 31, 2017, decreased $145.3 million, or 6%, to $2.46 billion, as compared to $2.61 billion for the year ended March 31, 2016. The decrease was primarily due to a reduction in intangible asset impairment charges of $336 million during the year ended March 31, 2017, offset in part by an increase in Compensation and benefits, as further discussed below. Total Operating Expenses for the year ended March 31, 2016, increased $289.1 million, or 12%, to $2.61 billion, as compared to $2.32 billion for the year ended March 31, 2015. The increase was primarily due to intangible asset impairment charges of $371 million recorded during the year ended March 31, 2016, as further discussed below.

Operating expenses for the years ended March 31, 2017, 2016, and 2015, incurred at the investment management affiliate level comprised approximately 70% of total operating expenses in each year, excluding impairment charges, which are deemed to be corporate expenses. The remaining operating expenses (other than impairment charges) are comprised of corporate costs, including costs of our global distribution operations.

Compensation and Benefits
The components of Total Compensation and Benefits (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Salaries and incentives	$1,024.9	$915.8	$976.9	$109.1	12%	$(61.1)	(6)%
Benefits and payroll taxes (including deferred compensation)	245.5	232.6	214.7	12.9	6	17.9	8
Transition and severance costs	36.3	36.2	31.8	0.1	—	4.4	14
Management equity plan charges	19.8	21.4	—	(1.6)	n/m	—	—
Performance fee pass through	60.8	—	—	60.8	n/m	—	—
Gains (losses) on deferred compensation and seed capital investments	14.4	(1.2)	9.4	15.6	n/m	(10.6)	n/m
Total Compensation and Benefits	$1,401.7	$1,204.8	$1,232.8	$196.9	16	$(28.0)	(2)
n/m - not meaningful

Total Compensation and Benefits for the year ended March 31, 2017, increased 16% to $1.40 billion, as compared to $1.20 billion for the year ended March 31, 2016; and for the year ended March 31, 2016, decreased 2% to $1.20 billion, as compared to $1.23 billion for the year ended March 31, 2015:

•
Salaries and incentives increased $109.1 million, to $1,024.9 million for the year ended March 31, 2017, as compared to $915.8 million for the year ended March 31, 2016, driven by a $92.1 million increase in net compensation at investment affiliates, primarily due to the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016, offset in part by the impact of a reduction in operating revenue at revenue share-based affiliates, which creates an offsetting decrease in compensation per the applicable revenue share arrangements.

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

•
Benefits and payroll taxes increased $12.9 million, to $245.5 million for the year ended March 31, 2017, as compared to $232.6 million for the year ended March 31, 2016, primarily due to the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016, offset in part by a decrease at legacy Permal.

Benefits and payroll taxes increased $17.9 million, to $232.6 million for the year ended March 31, 2016, as compared to $214.7 million for the year ended March 31, 2015, primarily as a result of an increase in costs associated with certain employee benefit plans.

•
Transition and severance costs remained relatively flat at $36.3 million for the year ended March 31, 2017, as compared to $36.2 million for the year ended March 31, 2016, with $27.3 million and $32.2 million as of March 31, 2017 and 2016, respectively, associated with the previously discussed restructuring of Permal for the combination with EnTrust. The remaining amounts in each period were primarily comprised of severance costs related to corporate and distribution personnel.

Transition and severance costs increased $4.4 million, to $36.2 million for the year ended March 31, 2016, as compared to $31.8 million for the year ended March 31, 2015. Transition and severance costs for the year ended March 31, 2016, were primarily comprised of $32.2 million of costs associated with the previously discussed restructuring of Permal for the combination with EnTrust. For the year ended March 31, 2015, transition and severance costs were primarily comprised of $24.6 million of costs associated with the integration of Batterymarch and LMGAA into QS Investors, and $4.3 million related to the sale of LMIC.

•
Management equity plan charges for the year ended March 31, 2017, were comprised of $15.2 million associated with the implementation of a management equity plan for the management team of Clarion Partners, as previously discussed, and $4.6 million associated with an additional grant of equity units under the Royce management equity plan.

Management equity plan charges for the year ended March 31, 2016, represent the charge arising from the initial grant of equity units under the Royce management equity plan.

See Note 11 of Notes to Consolidated Financial Statement for additional information regarding management equity plans.

•	Performance fee pass through represents Clarion Partners performance fees that are fully passed through to Clarion Partners employees as compensation expense, as discussed above.

For the year ended March 31, 2017, compensation as a percentage of operating revenues increased to 48.6% from 45.3% for the year ended March 31, 2016, primarily due to the impact of the acquisition of Clarion Partners in April 2016, including the impact of performance fees earned by Clarion Partners that are passed through fully as compensation expense, and the impact of the charges associated with the implementation of the Clarion Partners management equity plan and the grant of additional units under the Royce management equity plan, offset by the impact of decreased revenues at certain revenue share-based affiliates that retain a relatively higher percentage of revenues as compensation and the impact of the charge associated with the initial Royce management equity plan grant during fiscal 2016.

For the year ended March 31, 2016, compensation as a percentage of operating revenues increased to 45.3% from 43.7% for the year ended March 31, 2015, due to the impact of the charge associated with the initial Royce management equity plan grant, the impact of the acquisition of Martin Currie in October 2014, and the impact of higher transition and severance costs in fiscal 2016, offset in part by the impact of decreased revenues at certain revenue share-based affiliates that retain a relatively higher percentage of revenues as compensation.

Distribution and Servicing
For the year ended March 31, 2017, Distribution and servicing expenses decreased 9% to $499.1 million, as compared to $545.7 million for the year ended March 31, 2016, primarily due to the impact of lower average AUM in certain products for which we pay fees to third-party distributors.

For the year ended March 31, 2016, Distribution and servicing expenses decreased 8% to $545.7 million, as compared to $594.8 million for the year ended March 31, 2015, primarily due to the impact of lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and Technology
For the year ended March 31, 2017, Communications and technology expense increased 6% to $208.9 million, as compared to $197.9 million for the year ended March 31, 2016, as a result of an increase in costs related to data management and technology maintenance and consulting, due in part to the addition of expenses related to Clarion Partners after its acquisition in April 2016 and EnTrust after its acquisition in May 2016.

For the year ended March 31, 2016, Communications and technology expense increased 8% to $197.9 million, as compared to $182.4 million for the year ended March 31, 2015, as a result of an increase in technology consulting and license fees for software product implementations in fiscal 2016, and the addition of Martin Currie, which was acquired in October 2014.

Occupancy
For the year ended March 31, 2017, Occupancy expense decreased 7% to $113.7 million, as compared to $122.6 million for the year ended March 31, 2016. Net real estate related charges of $12.3 million were recognized during the year ended March 31, 2017, in connection with the restructuring of Permal for the combination with EnTrust, and were offset in part by a $2.7 million reduction to a previously existing lease reserve, while real estate related charges of $17.7 million were recognized during the year ended March 31, 2016, in connection with reduced space requirements and the restructuring of Permal for the combination with EnTrust.

For the year ended March 31, 2016, Occupancy expense increased 12% to $122.6 million, as compared to $109.7 million for the year ended March 31, 2015. Real estate related charges of $17.7 million were recognized in fiscal 2016 related to reduced space requirements and the restructuring of Permal for the combination with EnTrust, while real estate related charges of $8.2 million were recognized in fiscal 2015 in connection with the integration of Batterymarch and LMGAA into QS Investors.

Amortization
For the year ended March 31, 2017, Amortization of intangible assets increased to $26.2 million, as compared to $5.0 million for the year ended March 31, 2016, due to additional amortization expense related to the acquisitions of Clarion Partners in April 2016, EnTrust in May 2016, and RARE Infrastructure in October 2015.

For the year ended March 31, 2016, Amortization of intangible assets increased to $5.0 million, as compared to $2.6 million for the year ended March 31, 2015, primarily due to additional amortization expense related to the acquisition of RARE Infrastructure in October 2015.

Impairment Charges
Impairment charges were $35.0 million for the year ended March 31, 2017, as compared to $371.0 million for the year ended March 31, 2016. The impairment charges recognized during fiscal 2017, were comprised of $18.0 million related to the RARE Infrastructure amortizable management contracts asset and $17.0 million related to the Permal trade name asset. The impairment of the RARE Infrastructure amortizable management contracts asset resulted from client attrition, the related decline in revenues, and a reduction in the estimated remaining useful life of the contracts from 11 years to eight years. The impairment of the Permal trade name resulted from a decrease in revenues and a reduction in the royalty rate, reflecting a decline in the value of the separate Permal trade name due to the combination with EnTrust.

The impairment charges recognized in fiscal 2016, were comprised of $364.0 million related to the legacy Permal indefinite-life fund-of-hedge funds management contracts asset and $7.0 million related to the Permal trade name asset, and resulted from a number of then current trends and factors which resulted in decreased cash flow projections.

See Critical Accounting Policies and Note 5 of Notes to Consolidated Financial Statements for further discussion of these impairment charges.

See Note 18 of Notes to Consolidated Financial Statements regarding the aggregate $34 million impairment of the RARE Infrastructure amortizable asset management contracts asset and trade name indefinite-life intangible asset subsequent to March 31, 2017.

Other
For the year ended March 31, 2017, Other expenses increased $17.1 million, or 10%, to $180.1 million, as compared to $163.0 million for the year ended March 31, 2016, primarily as a result of a $9.1 million increase in travel and entertainment expenses and a $4.6 million increase in insurance costs, largely due to costs incurred in connection with the acquisitions of Clarion Partners and EnTrust, and a $6.3 million increase in professional fees. These increases were offset by a $6.1 million increase in credits related to fair value adjustments to decrease contingent consideration liabilities, with $39.5 million of such credits recognized during the year ended March 31, 2017, related to the acquisitions of Martin Currie, RARE Infrastructure, QS Investors and Financial Guard, and $33.4 million of such credits recognized during the year ended March 31, 2016, related to the acquisitions of Martin Currie and Fauchier.

For the year ended March 31, 2016, Other expenses decreased $35.6 million, or 18%, to $163.0 million, as compared to $198.6 million for the year ended March 31, 2015, primarily due to a $33.4 million credit related to fair value adjustments to decrease the contingent consideration liabilities associated with the acquisitions of Martin Currie and Fauchier and a $14.6 million decrease in expense reimbursements paid to certain mutual funds. These decreases were partially offset by a $13.6 million increase in professional fees, due in part to costs associated with the acquisitions of Clarion Partners and EnTrust.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2017 Compared to 2016		2016 Compared to 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Interest income	$6.8	$5.6	$7.5	$1.2	21%	$(1.9)	(25)%
Interest expense	(113.2)	(48.4)	(58.3)	(64.8)	n/m	9.9	(17)
Other income (expense), net, including $107.1 million debt extinguishment loss in fiscal 2015	41.7	(26.0)	(85.3)	67.7	n/m	59.3	(70)
Non-operating income (expense) of consolidated investment vehicles, net	13.3	(7.2)	5.9	20.5	n/m	(13.1)	n/m
Total Non-Operating Income (Expense)	$(51.4)	$(76.0)	$(130.2)	$24.6	(32)	$54.2	(42)
n/m - not meaningful

Interest Expense
For the year ended March 31, 2017, Interest expense increased $64.8 million to $113.2 million, as compared to $48.4 million for the year ended March 31, 2016. The increase was primarily due to the issuance of $450 million of 4.75% Senior Notes due 2026 (the "2026 Notes") and $250 million of 6.375% Junior Subordinated Notes due 2056 (the "6.3754% 2056 Notes") in March 2016, the net proceeds of which were used to fund the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016 and to replenish cash used to acquire RARE Infrastructure in October 2015, and $500 million of 5.45% Junior Subordinated Notes due 2056 (the "5.45% 2056 Notes") in August 2016, the net proceeds of which were used to repay outstanding borrowings under our revolving credit facility.

For the year ended March 31, 2016, Interest expense decreased 17% to $48.4 million, as compared to $58.3 million for the year ended March 31, 2015. The decrease of $9.9 million was primarily due to a decrease in interest accruals for uncertain tax positions, offset in part by interest accretion on contingent consideration liabilities related to the acquisitions of Martin Currie and RARE Infrastructure.

Other Income (Expense), Net
For the year ended March 31, 2017, Other income (expense), net, totaled income of $41.7 million, as compared to expense of $26.0 million in for the year ended March 31, 2016. The change was primarily due to a $34.6 million increase from net market gains on corporate investments, which are not offset by a corresponding increase in compensation expense, a $15.6 million increase from net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding increase in compensation expense, gains totaling $8.7 million associated with the disposition of two small investment managers and our share of a joint venture during fiscal 2017, and a $7.9 million increase from net market gains on investments of consolidated sponsored investment vehicles that are not designated as consolidated investment vehicles ("CIVs"), which have no impact on Net Income (Loss) Attributable to Legg Mason, Inc., as the losses are fully attributable to noncontrolling interests.

For the year ended March 31, 2016, Other expense, net, decreased $59.3 million, to expense of $26.0 million, as compared to expense of $85.3 million for the year ended March 31, 2015, primarily due to a $107.1 million charge recognized in fiscal 2015 related to the refinancing of our 5.5% Senior Notes in July 2014. This decrease was offset in part by net market losses of $27.0 million on corporate investments, which are not offset in compensation, net market losses of $10.6 million on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding increases in compensation, net market losses of $5.6 million on investments of consolidated sponsored investment products that are not designated as CIVs, which have no impact on Net Income (Loss) Attributable to Legg Mason, Inc., as the losses are fully attributable to noncontrolling interests, and a $4.5 million loss on a foreign currency forward contract related to the acquisition of RARE Infrastructure.

Non-Operating Income (Loss) of Consolidated Investment Vehicles
For the year ended March 31, 2017, Non-operating income (expense) of consolidated investment vehicles, net, totaled income of $13.3 million, as compared to expense of $7.2 million in the year ended March 31, 2016, primarily due to the consolidation of additional CIVs, as a result of the adoption of updated consolidation accounting guidance effective April 1, 2016, as well as an increase from net market gains on investments of certain CIVs. See Notes 1 and 17 of Notes to Consolidated Financial Statements for additional information regarding the adoption of the updated guidance.

For the year ended March 31, 2016, Non-operating income (expense) of consolidated investment vehicles, net, totaled expense of $7.2 million, as compared to income of $5.9 million in the year ended March 31, 2015, primarily due to the deconsolidation of a CIV during the quarter ended March 31, 2015, and net market losses on investments of certain CIVs.

Income Tax Provision
For the year ended March 31, 2017, the provision for income taxes was $84.2 million, as compared to $7.7 million in the year ended March 31, 2016. The effective tax rate was 22.7% for the year ended March 31, 2017, as compared to (30.5)% for the year ended March 31, 2016. The change in the effective tax rate was largely due to the impact of the $371.0 million of impairment charges recognized in fiscal 2016 in lower tax rate jurisdictions. Also, in fiscal 2017, as part of a larger strategic initiative, we restructured certain of our holding company businesses, which increased the amount of foreign tax credits available for utilization and reduced the effective tax rate by 5.0 percentage points. In September 2016, the U.K. Finance Act 2016 was enacted, which further reduced the main U.K. corporate tax rate to be effective on April 1, 2020 from 18% to 17%. The impact of the tax rate reduction on certain existing deferred tax assets and liabilities resulted in a tax benefit of $4.1 million, and reduced the effective tax rate by 1.1 percentage points in fiscal 2017. Noncontrolling interests in EnTrustPermal, Clarion Partners and Royce are structured as partnerships that pass related tax attributes to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which caused the effective tax rate to be reduced by 4.3 percentage points for the year ended March 31, 2017. The impact of CIVs decreased the effective rate by 1.1 percentage points for the year ended March 31, 2017, and increased the effective rate by 23.8 percentage points for the year ended March 31, 2016.

For the year ended March 31, 2016, the provision for income taxes was $7.7 million, as compared to $125.3 million in the year ended March 31, 2015. The effective tax rate was (30.5)% for the year ended March 31, 2016, as compared to 34.0% for the year ended March 31, 2015. The change in the effective tax rate was largely due to the impact of the $371.0 million of impairment charges recognized in fiscal 2016 in lower tax rate jurisdictions. In November 2015, the U.K. Finance Bill 2015 was enacted, which reduced the main U.K. corporate tax rate from 20% to 19% effective April 1, 2017, and to 18% effective April 1, 2020. The reductions in the U.K. corporate tax rate resulted in tax benefits of $8.4 million in fiscal 2016. The impact of CIVs increased the effective rate by 23.8 percentage points for the year ended March 31, 2016, and decreased the effective rate by 0.5 percentage points for the year ended March 31, 2015.

Net Income (Loss) Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2017, was $227.3 million, or $2.18 per diluted share, as compared to Net Loss Attributable to Legg Mason, Inc. of $25.0 million, or $0.25 per diluted share, for the year ended March 31, 2016. The increase was primarily attributable to the impairment charges of $371.0 million, or $2.76 per diluted share, recognized in fiscal 2016, incremental net income related to the acquisitions of Clarion Partners and EnTrust in fiscal 2017, the inclusion of a full year of results from RARE Infrastructure, which was acquired in October 2015, and the pre-tax charge of $21.4 million recognized in fiscal 2016 in connection with the initial grant of equity units under the Royce management equity plan. These increases were offset in part by impairment charges of $35.0 million, or $0.26 per diluted share, recognized in fiscal 2017, an increase of $24.7 million in acquisition costs primarily related to the acquisitions of Clarion Partners and EnTrust, including $15.2 million related to the implementation of the Clarion Partners management equity plan, and the net impact of reduced operating revenue at certain legacy affiliates. Operating margin was 14.6% for the year ended March 31, 2017, compared to 1.9% for the year ended March 31, 2016, with the increase primarily attributable to the decrease in impairment charges.

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

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing arrangements, amortization related to intangible assets, income (loss) of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, and less performance fees that are passed through as compensation expense or net income (loss) attributable to noncontrolling interests, which we refer to as "Operating Revenues, as Adjusted." The deferred compensation items are removed from Operating Income in the calculation because they are offset by an equal amount in Non-operating income (expense), net, and thus have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. We adjust for the impact of the amortization of management contract assets and the impact of fair value adjustments of contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Impairment charges and income (loss) of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted, in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. We also use Operating Revenues, as Adjusted, in the calculation to show the operating margin without performances fees which are passed through as compensation expense or net income (loss) attributable to noncontrolling interests per the terms of certain more recent acquisitions. Operating Revenues, as Adjusted, also include our advisory revenues we receive from consolidated investment vehicles that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities. It excludes items that have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and indicates what our operating margin would have been without distribution revenues that are passed through to third parties as a direct cost of selling our products, performance fees that are passed through as compensation expense or net income (loss) attributable to noncontrolling interests per the terms of certain more recent acquisitions, amortization related to intangible assets, changes in the fair value of contingent consideration liabilities, if any, impairment charges, and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net Income (Loss) Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	For the Years Ended March 31,
	2017	2016	2015
Operating Revenues, GAAP basis	$2,886,902	$2,660,844	$2,819,106
Plus (less):
Pass-through performance fees	(60,756)	—	—
Operating revenues eliminated upon consolidation of investment vehicles	529	318	721
Distribution and servicing expense, excluding consolidated investment vehicles	(499,126)	(545,668)	(594,746)
Operating Revenues, as Adjusted	$2,327,549	$2,115,494	$2,225,081

Operating Income, GAAP basis	$422,243	$50,831	$498,219
Plus (less):
Gains (losses) on deferred compensation and seed investments, net	14,427	(1,205)	9,369
Impairment of intangible assets	35,000	371,000	—
Contingent consideration fair value adjustments	(39,500)	(33,375)	—
Amortization of intangible assets	26,190	4,979	2,625
Operating income and expenses of consolidated investment vehicles, net	819	461	899
Operating Income, as Adjusted	$459,179	$392,691	$511,112

Operating Margin, GAAP basis	14.6%	1.9%	17.7%
Operating Margin, as Adjusted	19.7	18.6	23.0

Operating Margin, as Adjusted, for the years ended March 31, 2017, 2016, and 2015, was 19.7%, 18.6%, and 23.0%, respectively. Operating Margin, as Adjusted, for the year ended March 31, 2017, was reduced by 1.8 percentage points due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust, 0.8 percentage points due to acquisition-related costs incurred in connection with the Clarion Partners and EnTrust acquisitions, and 0.7 percentage points due to the charge associated with the implementation of the Clarion Partners management equity plan.

Operating Margin, as Adjusted, for the year ended March 31, 2016, was reduced by 2.0 percentage points due to costs associated with the restructuring of Permal for the combination with EnTrust, by 1.0 percentage point due to the compensation charge associated with the initial Royce management equity plan grant, and by 0.4 percentage points for real estate related charges recognized in fiscal 2016 associated with reduced space requirements.

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

We believe that this measure is useful to investors and us as it provides additional information with regard to our ability to meet working capital requirements, service our debt, and return capital to our shareholders. This measure is provided in addition to Cash provided by operating activities and may not be comparable to non-GAAP performance measures or liquidity measures of other companies, including their measures of EBITDA or Adjusted EBITDA. Further, this measure is not to be confused with Net Income (Loss), Cash provided by operating activities, or other measures of earnings or cash flows under GAAP, and are provided as a supplement to, and not in replacement of, GAAP measures.

We previously disclosed Adjusted EBITDA that conformed to calculations required by our debt covenants, which adjusted for certain items that required cash settlement that are not part of the current definition.

The calculation of Adjusted EBITDA is as follows (dollars in thousands):

	For the Years Ended March 31,
	2017	2016	2015
Cash provided by operating activities, GAAP basis	$539,772	$454,451	$568,118
Plus (less):
Loss on extinguishment of debt	—	—	98,418
Interest expense, net of accretion and amortization of debt discounts and premiums	107,483	45,323	53,999
Current tax expense	26,371	15,419	24,897
Net change in assets and liabilities	(33,900)	26,565	(7,306)
Net change in assets and liabilities of consolidated investment vehicles	(41,365)	3,519	(111,613)
Net (income) loss attributable to noncontrolling interests	(59,447)	7,878	(5,629)
Net gains and earnings on investments	9,717	13,404	37,970
Net gains (losses) on consolidated investment vehicles	13,329	(7,243)	5,888
Other	(1,720)	2,116	(6,480)
Adjusted EBITDA	$560,240	$561,432	$658,262

Adjusted EBITDA for the years ended March 31, 2017 and 2016, was $560.2 million, and $561.4 million, respectively. Adjusted EBITDA remained relatively flat as the net impact of a reduction in operating revenues at certain legacy affiliates was substantially offset by incremental earnings from Clarion Partners and EnTrust, and the inclusion of a full year of results of RARE Infrastructure.

Adjusted EBITDA for the years ended March 31, 2016 and 2015, was $561.4 million and $658.3 million, respectively. The $96.8 million decrease in Adjusted EBITDA was primarily the result of the net impact of a reduction in operating revenues.

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

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. We have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs and other consolidated sponsored investment products beyond our investments in and investment advisory fees generated from these products, which are eliminated in consolidation. Additionally, creditors of the CIVs and other consolidated sponsored investment products have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At March 31, 2017, cash and cash equivalents, total assets, long-term debt, net, and stockholders' equity were $0.7 billion, $8.3 billion, $2.2 billion and $4.0 billion, respectively. Total assets include amounts related to CIVs of $0.1 billion.

Cash and cash equivalents are primarily invested in liquid domestic and non-domestic money market funds that hold principally domestic and non-domestic government and agency securities, bank deposits, and corporate commercial paper. We have not recognized any losses on these investments. Our monitoring of cash and cash equivalents partially mitigates the potential that material risks may be associated with these balances.

The following table summarizes our Consolidated Statements of Cash Flows for the years ended March 31 (in millions):

	2017	2016	2015
Cash flows provided by operating activities	$539.8	$454.5	$568.1
Cash flows used in investing activities	(1,019.7)	(244.6)	(208.0)
Cash flows provided by (used in) financing activities	(116.9)	465.7	(507.0)
Effect of exchange rate changes	1.4	(16.1)	(41.5)
Net change in cash and cash equivalents	(595.4)	659.5	(188.4)
Cash and cash equivalents, beginning of period	1,329.1	669.6	858.0
Cash and cash equivalents, end of period	$733.7	$1,329.1	$669.6

Cash inflows provided by operating activities during fiscal 2017 were $539.8 million, primarily related to Net Income, adjusted for non-cash items, and net sales of investment securities. Cash inflows provided by operating activities during fiscal 2016 were $454.5 million, primarily related to Net Loss, adjusted for non-cash items. Cash inflows provided by operating activities during fiscal 2015 were $568.1 million, primarily related to Net Income, adjusted for non-cash items, and net activity related to CIVs.

Cash outflows used in investing activities during fiscal 2017 were $1.0 billion, primarily related to payments associated with the acquisitions of Clarion Partners and EnTrust aggregating $997.9 million (net of cash acquired). Cash outflows used in investing activities during fiscal 2016 were $244.6 million, primarily related to payments associated with the acquisitions of RARE Infrastructure and PK Investments, and the investment in Precidian Investments, aggregating $234.1 million (net of acquired cash). Cash outflows used in investing activities during fiscal 2015 were $208.0 million, primarily related to payments associated with the acquisitions of Martin Currie and QS Investors of $183.7 million (net of acquired cash) and payments made for fixed assets of $45.8 million; offset in part by the proceeds from businesses sold of $47.0 million.

Cash outflows provided by financing activities during fiscal 2017 were $116.9 million, primarily related to $482.4 million of net proceeds from the issuance of the 5.45% 2056 Notes in August 2016, offset in part by the repurchase of 11.7 million shares of our common stock for $381.7 million. Cash inflows provided by financing activities during fiscal 2016 were $465.7 million, primarily related to the proceeds of the issuance of $699.8 million of long-term debt, offset in part by the repurchase of 4.5 million shares of our common stock for $209.6 million. Cash outflows used in financing activities during fiscal 2015 were $507.0 million, primarily related to the repayment of long-term debt of $645.8 million, the repurchase of 6.9 million shares of our common stock for $356.5 million, the repayment of long-term debt of CIVs of $79.2 million, and dividends paid of $70.8 million, offset in part by the proceeds from the issuance of $658.8 million of long-term debt.

Financing Transactions
The table below reflects our primary sources of financing (in thousands) as of March 31, 2017:

	Available at March 31, 2017	Amount Outstanding at March 31,
Type		2017	2016	Interest Rate	Maturity
2.7% Senior Notes due July 2019	$250,000	$250,000	$250,000	2.70%	July 2019
3.95% Senior Notes due July 2024	250,000	250,000	250,000	3.95%	July 2024
4.75% Senior Notes due March 2026	450,000	450,000	450,000	4.75%	March 2026
5.625% Senior Notes due January 2044	550,000	550,000	550,000	5.625%	January 2044
6.375% Junior Subordinated Notes due March 2056	250,000	250,000	250,000	6.375%	March 2056
5.45% Junior Subordinated Notes due September 2056	500,000	500,000	—	5.45%	September 2056
Revolving credit agreements	500,000	—	40,000	Eurocurrency Rate + 1.25% + 0.175% annual commitment fee	December 2020

Long-term Debt
In August 2016, we issued an aggregate principal amount of $500 million of 5.45% 2056 Notes, the net proceeds of which, together with cash on hand, were used to repay the total $500 million of then outstanding borrowings under our revolving credit facility, as further discussed below.

In March 2016, we issued $250 million of 6.375% 2056 Notes and $450 million of 4.75% 2026 Notes. The net proceeds of these offerings were used to partially finance the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016, as previously discussed.

In June 2014, we issued $250 million of 2.7% Senior Notes due 2019 at a discount of $0.6 million, $250 million of 3.95% Senior Notes due 2024 at a discount of $0.5 million, and an additional $150 million of 5.625% Senior Notes due 2044 at a premium of $9.8 million. In July 2014, the proceeds of $659 million, net of related fees, together with cash on hand, were used to redeem $650 million of then outstanding 5.5% Senior Notes. The retirement of the 5.5% Senior Notes resulted in a pre-tax, non-operating charge of $107.1 million in July 2014, consisting of a cash make-whole premium payment of $98.6 million, net of $0.6 million from a reverse treasury lock settlement, to call the 5.5% Senior Notes and $8.5 million associated with existing deferred costs and original issue discount.

In January 2014, we issued $400 million of 5.625% Senior Notes due 2044, at a discount of $6.3 million, the net proceeds of which, together with cash on hand, were used to repay $450 million of then outstanding borrowings under a five-year term loan.

Revolving Credit Agreements
In December 2015, we entered into an unsecured credit agreement which provided for a $1.0 billion multi-currency revolving credit facility. On March 31, 2017, the unsecured credit agreement was amended to reduce the amount available under the revolving credit facility from $1.0 billion to $500 million. The revolving credit facility may be increased by an aggregate amount of up to $500 million, to $1.0 billion, subject to the approval of the lenders, expires in December 2020, and can be repaid at any time. This revolving credit facility is available to fund working capital needs and for general corporate purposes.

In May 2016, we borrowed $460 million under this revolving credit facility to partially finance the acquisition of EnTrust and to replenish cash used to complete the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015. In December 2015, we borrowed $40 million under this revolving credit facility, which remained outstanding as of March 31, 2016. The borrowings were used to repay the $40 million of outstanding borrowings under our previous revolving credit facility, which were used to partially finance the acquisition of RARE Infrastructure in October 2015, as further discussed below. In August 2016, the total $500 million of then outstanding borrowings under this revolving credit facility were repaid using the net proceeds of the 5.45% 2056 Notes, together with cash on hand, as previously discussed.

The financial covenants under our credit agreement include: maximum net debt to EBITDA ratio, which was modified in March 2017, of 3.5 to 1 for the period from January 1, 2017 through March 31, 2018, and 3.0 to 1 thereafter; and a minimum EBITDA to interest ratio of 4.0 to 1. Debt is defined to include all obligations for borrowed money, excluding non-recourse debt of CIVs and capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of the greater of subsidiary cash or $300 million, by the lesser of 50% of the aggregate amount of our seed capital investments or $125 million, and an amount equal to 50% of our hybrid capital securities. EBITDA is defined as consolidated net income (loss) plus/minus tax expense (benefit), interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expense or losses, any non-cash charges, and certain transition-related costs, as defined in the agreements. As of March 31, 2017, Legg Mason's net debt to EBITDA ratio was 2.6 to 1 and EBITDA to interest expense ratio was 5.7 to 1, and therefore, Legg Mason has maintained compliance with the applicable covenants.

If our net income significantly declines, or if we spend our available cash, it may impact our ability to maintain compliance with the financial covenants under our credit agreement. If we determine that our compliance with these covenants may be under pressure at a time when we either have outstanding borrowings under this facility, want to utilize available borrowings, or otherwise desire to keep borrowings available, we may elect to take a number of actions, including reducing our expenses in order to increase our EBITDA, using available cash to repay all or a portion of our outstanding debt subject to these covenants or seeking to negotiate with our lenders to modify the terms or to restructure our debt. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.
Our outstanding revolving credit facility agreement is currently impacted by the ratings of two rating agencies. The interest rate and annual commitment fee on our revolving line of credit are based on the higher credit rating of the two rating agencies. In June 2011, our rating by one of these agencies was downgraded one grade below the other. Should the other agency downgrade our rating, absent an upgrade from the former agency, and if there are borrowings outstanding under the revolving credit facility, our interest costs will rise modestly.

Other
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

Other Transactions
We expect that over the next 12 months cash generated from our operating activities and available cash on hand will be adequate to support our operating cash needs, and planned share repurchases. We currently intend to utilize our available resources for any number of potential activities, including, but not limited to, acquisitions, repurchase of shares of our common stock, seed capital investments in new and existing products, repayment of outstanding debt, or payment of increased dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

Acquisitions
As of March 31, 2017, we had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining aggregate contingent consideration and the Contingent consideration liability (in millions) for each of our acquisitions. Additional details regarding contingent consideration for each significant recent acquisition are discussed below.

	RARE Infrastructure	Martin Currie	QS Investors	Other(2)	Total
Maximum Remaining Contingent Consideration(1)	$81.1	$407.4	$23.4	$5.5	$517.4
Contingent consideration liability
Current Contingent consideration	$7.8	$12.0	$—	$2.5	$22.3
Non-current Contingent consideration	9.7	—	4.8	—	14.5
Balance as of March 31, 2017	$17.5	$12.0	$4.8	$2.5	$36.8

(1)	Using the applicable exchange rate as of March 31, 2017 for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to the acquisitions of Financial Guard and PK Investments.

As further described below, we may be obligated to settle noncontrolling interests related to certain affiliates. The following table presents a summary of our affiliate noncontrolling interests (in millions), excluding amounts related to management equity plans, as of March 31, 2017. The ultimate timing of noncontrolling interest settlements are too uncertain to project with any accuracy.

	EnTrustPermal	Clarion Partners	RARE Infrastructure	Other	Total
Affiliate noncontrolling interests as of March 31, 2017	$404.9	$113.2	$68.7	$4.5	$591.3

On August 17, 2016, we acquired a majority interest in Financial Guard. The acquisition closing required a cash payment, which was funded with existing cash resources. Contingent consideration of up to $3 million may be due one year after the closing date. The amount of any ultimate contingent payment will be based on certain metrics. We also committed to contribute up to $5 million of additional working capital to Financial Guard, to be paid over the two year period following the acquisition, of which $1.3 million has been paid as of March 31, 2017. As of March 31, 2017, no contingent consideration is expected to be paid.

On May 2, 2016, we closed the transaction to combine Permal and EnTrust, to create EnTrustPermal, of which we own 65%. The transaction required a cash payment of $400 million, which was funded with borrowings under our revolving credit facility, as well as a portion of the proceeds from the 2026 Notes and the 6.375% 2056 Notes that were issued in March 2016. In connection with the combination, as of March 31, 2017, we have incurred restructuring and transition-related costs of approximately $85 million, of which approximately 15% were non-cash charges, and approximately $66 million have been paid. The significant portion of the $19 million of costs that have not been paid relate to lease charges which will be paid over the remaining lease term. While the combination is substantially complete, we expect to incur additional costs totaling $5 million to $6 million during fiscal 2018 and 2019. See Note 2 of Notes to Consolidated Financial Statements for additional information. Noncontrolling interests of 35% of the outstanding equity are subject to put and call provisions that may result in future cash outlays.

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

On January 22, 2016, we acquired a minority equity position in Precidian Investments, LLC ("Precidian"). The transaction required a cash payment, which was funded from existing cash resources. Under the terms of the transaction, we acquired series B preferred units of Precidian that entitle us to approximately 20% of the voting and economic interests of Precidian. At our sole option during the 48 months following the initial investment or, if earlier, within nine months of the SEC's approval of Precidian's application to operate its Active SharesSM product, we may, subject to satisfaction of certain closing conditions and upon payment of further consideration, convert our preferred units to 75% of the common equity of Precidian on a fully diluted basis. The equity conversion, and the put and call options that would then attach to the noncontrolling interests of 25% of the outstanding equity may result in future cash outlays.

On December 31, 2015, Martin Currie acquired certain assets of PK Investments. The purchase price was comprised of an initial cash payment of $5 million and a contingent payment, due on December 31, 2017, which is currently estimated at approximately $3 million. The amount of any ultimate contingent payment will be based on certain financial metrics. The initial cash payment was funded with existing cash resources.

On October 21, 2015, we acquired a majority interest in RARE Infrastructure. The acquisition required an initial cash payment of approximately $214 million (using the foreign exchange rate as of October 21, 2015 for the 296 million Australian dollar payment), which was funded with $40 million of net borrowings under our previous revolving credit facility, as well as existing cash resources. Contingent consideration may be due March 31, 2018, aggregating up to approximately $81 million (using the foreign exchange rate as of March 31, 2017 for the maximum 106 million Australia dollar amount per the contract), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. No contingent consideration was payable for the first potential payment due March 31, 2017. Noncontrolling interests of 25% are subject to put and call provisions that may result in future cash outlays.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. The transaction included an initial cash payment of $203 million (using the foreign exchange rate as of October 1, 2014 for the £125 million payment), which was funded from existing cash. Contingent consideration payments may be due on the March 31 following the third anniversary of closing, aggregating up to approximately $407 million (using the foreign exchange rate as of March 31, 2017 for the maximum £325 million contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics, as specified in the share purchase agreement, at March 31, 2018. No contingent consideration payment was due as of March 31, 2017 for the second anniversary payment or as of March 31, 2016 for the first anniversary payment. Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. In addition, the Pensions Regulator in the U.K ("the Regulator") is reviewing the pension plan’s current structure and funding status. While the review is still in process, the Regulator has expressed certain concerns that plan transactions effected around the acquisition closing were detrimental to the plan. While Martin Currie and the trustees of the pension plan dispute the Regulator's concerns, they are cooperating with the Regulator on a revised plan structure, which will likely result in certain changes to the plan structure, including additional guarantees and potential accelerated funding of a portion of the plan's benefit obligations.

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

In March 2013, we completed the acquisition of all of the outstanding share capital of Fauchier. In May 2015, we paid contingent consideration of $22.8 million (using the exchange rate as of May 5, 2015) for the second anniversary payment. No additional contingent consideration will be paid in connection with the acquisition of Fauchier.

See Note 2 of Notes to Consolidated Financial Statements for additional information regarding these acquisitions.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with the management of Royce. Under this management equity plan, as of March 31, 2017, noncontrolling interests equivalent to 19.0% in the Royce entity have been issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). In June 2013, we implemented an affiliate management equity plan that entitled key employees of Permal to participate in 15% of the future growth of the enterprise value (subject to appropriate discounts), if any. In April 2016, in conjunction with the combination of Permal with EnTrust, the Permal management equity plan was liquidated with the payment of $7.2 million to its participants. As of March 31, 2017, the estimated redemption value for units under management equity plans aggregated $72.3 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Other
Certain of our asset management affiliates maintain various credit facilities for general operating purposes. Certain affiliates are subject to the capital requirements of various regulatory agencies. All such affiliates met their respective capital adequacy requirements during the periods presented.

In January 2015, our Board of Directors authorized $1.0 billion for additional purchases of our common stock, approximately $423 million of which remained available as of March 31, 2017. Over the past several years, we have focused on returning capital to shareholders through share repurchases. Our capital management priorities have evolved, and in fiscal 2018, we currently plan to return capital of approximately $450 million, through a combination of share repurchases and payment of increased dividends, which we currently expect to aggregate approximately $340 million and $110 million, respectively, subject to market conditions and other cash needs.

Future Outlook
As of March 31, 2017, we had approximately $459 million in cash and cash equivalents in excess of our working capital and regulatory requirements. The $459 million includes amounts expected to be used to fund accrued compensation payments, primarily in the first quarter of fiscal 2018. As previously discussed, in fiscal 2018, we currently plan to return capital of approximately $450 million through a combination of share repurchases and the payment of increased dividends, subject to market conditions and other cash needs. As of March 31, 2017, we have approximately $500 million of available borrowing capacity under our revolving credit facility, subject to compliance with applicable covenants, which expires in December 2020, and can be increased by another $500 million with the approval of the lenders. We do not currently expect to raise incremental debt or equity financing over the next 12 months. However, during the next 12 months, we intend to grow our ETF business and are exploring various options to seed these new products. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts under our revolving credit facility, such as an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing future share repurchases, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

Our liquid assets include cash, cash equivalents, and certain current investment securities. At March 31, 2017, our total liquid assets of approximately $999 million, included $336 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries are not significant. In order to increase our cash available in the U.S. for general corporate purposes, we plan to utilize up to approximately $276 million of foreign cash over the next several years, of which $4.3 million is accumulated foreign earnings. Any additional tax provision associated with these repatriations was previously recognized. See Note 7 of Notes to Consolidated Financial Statements for further discussion of repatriation of foreign earnings. No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, we will provide for and pay any applicable additional U.S. taxes in connection with repatriation of offshore earnings. It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs and other consolidated sponsored investment products, as we are not responsible or liable for these obligations:

	2018	2019	2020	2021	2022	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$—	$—	$250.0	$—	$—	$2,000.0	$2,250.0
Interest on long-term borrowings and credit facility commitment fees	113.0	113.0	109.7	106.1	105.4	2,272.8	2,820.0
Minimum rental and service commitments	128.4	105.9	93.2	84.3	83.3	182.9	678.0
Total Contractual Obligations	241.4	218.9	452.9	190.4	188.7	4,455.7	5,748.0
Contingent Obligations
Payments related to business acquisitions:(1)
Martin Currie	407.4	—	—	—	—	—	407.4
RARE Infrastructure	81.1	—	—	—	—	—	81.1
Other	5.5	23.4	—	—	—	—	28.9
Total payments related to business acquisitions	494.0	23.4	—	—	—	—	517.4
Total Obligations(2)(3)(4)(5)	$735.4	$242.3	$452.9	$190.4	$188.7	$4,455.7	$6,265.4

(1)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of March 31, 2017, for amounts denominated in currencies other than the U.S. dollar. The related contingent consideration liabilities had an aggregate fair value of $36.8 million as of March 31, 2017, net of certain potential pension and other obligations related to Martin Currie. See Notes 2 and 8 of Notes to Consolidated Financial Statements.

(2)
The table above does not include approximately $35.5 million in capital commitments to investment partnerships in which we are a limited partner, which will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2029; $100 million of co-investment commitment associated with the Clarion Partners acquisition, which will be funded after the second anniversary of the transaction closing; or up to $3.7 million of remaining additional working capital commitment associated with the Financial Guard acquisition, which will be funded over the two year period ending in August 2018.

(3)
The table above does not include amounts for uncertain tax positions of $69.7 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(4)
The table above does not include redeemable noncontrolling interests, primarily related to minority equity interests in our affiliates, of $619.3 million as of March 31, 2017, because the timing and amount of any related cash outflows cannot be reliably estimated, and noncontrolling interests of CIVs of $58.5 million as of March 31, 2017, because we have no obligations in relation to these amounts.

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

(6)	The table above excludes net pension benefit obligations of $37.5 million due to the uncertainty of the timing and amounts ultimately payable.

MARKET RISK
We maintain an enterprise risk management program to oversee and coordinate risk management activities of Legg Mason and its subsidiaries. Under the program, certain risk activities are managed at the subsidiary level. The following describes certain aspects of our business that are sensitive to market risk.

Revenues and Net Income (Loss)
The majority of our revenue is calculated from the market value of our AUM. Accordingly, a decline in the value of the underlying securities will cause our AUM, and thus our revenues, to decrease. In addition, our fixed income and liquidity AUM are subject to the impact of interest rate fluctuations, as rising interest rates may tend to reduce the market value of bonds held in various mutual fund portfolios or separately managed accounts. In the ordinary course of our business, we may also reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. Market conditions, such as the current historical low interest rate environment, may lead us to take such actions. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks, and strong markets tend to increase these fees. Declines in market values of AUM will result in reduced fee revenues and net income. We generally earn higher fees on equity assets and alternative assets than fees charged for fixed income and liquidity assets. Declines in market values of AUM in these asset classes will have a greater impact on our revenues. In addition, under revenue sharing arrangements, certain of our affiliates retain different percentages of revenues to cover their costs, including compensation, and our affiliates operate at different levels of margins. Our net income (loss), profit margin and compensation as a percentage of operating revenues are impacted based on which affiliates generate our revenues, and a change in AUM at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary.

Trading and Non-Trading Assets
Our trading and non-trading assets are comprised of investment securities, including seed capital in sponsored mutual funds and products, limited partnerships, limited liability companies and certain other investment products.

Trading and other current investments, excluding CIVs, subject to risk of security price fluctuations as of March 31, 2017 and 2016, are summarized in the table below (in thousands):

	2017	2016
Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$150,903	$106,564
Trading investments of proprietary fund products and other trading investments	262,585	393,400
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	10,131	15,371
Total current investments, excluding CIVs	$423,619	$515,335

Trading and other current investments of $158.5 million and $113.0 million at March 31, 2017 and 2016, respectively, relate to long-term incentive plans which will have offsetting liabilities at the end of the respective vesting periods, but for which the related liabilities may not completely offset at the end of each reporting period due to vesting provisions. Therefore, fluctuations in the market value of these trading investments will impact our compensation expense, non-operating income (expense) and, dependent on the vesting provisions of the plan, our net income (loss).

Approximately $265.1 million and $402.3 million of trading and other current investments at March 31, 2017 and 2016, respectively, are investments in proprietary fund products and other investments for which fluctuations in market value will impact our non-operating income (expense). Of these amounts, the fluctuations in market value related to approximately $23.5 million and $35.8 million of proprietary fund products as of March 31, 2017 and 2016, respectively, have offsetting compensation expense under revenue share arrangements. The fluctuations in market value related to approximately $136.3 million and $141.3 million in proprietary fund products as of March 31, 2017 and 2016, respectively, are substantially offset by gains (losses) on market hedges and therefore do not materially impact Net Income (Loss) Attributable to Legg Mason, Inc. Investments in proprietary fund products are not liquidated before the related fund establishes a track record, has other investors, or a decision is made to no longer pursue the strategy.

Non-trading assets, excluding CIVs, subject to risk of security price fluctuations at March 31, 2017 and 2016, are summarized in the table below (in thousands):

	2017	2016
Investment securities, excluding CIVs:
Investments in partnerships, LLCs and other	$14,679	$15,432
Equity method investments in partnerships and LLCs	67,636	29,873
Other investments	113	83
Total non-trading assets, excluding CIVs	$82,428	$45,388

Investment securities of CIVs totaled $58.7 million and $48.7 million as of March 31, 2017 and 2016, respectively. As of March 31, 2017 and 2016, we held equity investments in the CIVs of $28.3 million and $13.6 million, respectively. Fluctuations in the market value of investments of CIVs in excess of our equity investment will not impact Net Income (Loss) Attributable to Legg Mason, Inc. However, it may have an impact on non-operating income (expense) of CIVs with a corresponding offset in Net income (loss) attributable to noncontrolling interests.

Valuation of trading and non-trading investments is described below within Critical Accounting Policies under the heading "Valuation of Financial Instruments." See Notes 1 and 15 of Notes to Consolidated Financial Statements for further discussion of derivatives.

The following is a summary of the effect of a 10% increase or decrease in the market values of our financial instruments subject to market valuation risks at March 31, 2017 (in thousands):

	Carrying Value	Fair Value Assuming a 10% Increase(1)	Fair Value Assuming a 10% Decrease(1)
Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$150,903	$165,993	$135,813
Trading investments of proprietary fund products and other trading investments	262,585	288,844	236,327
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	10,131	11,144	9,118
Total current investments, excluding CIVs	423,619	465,981	381,258
Investments in CIVs	28,300	31,130	25,470
Investments in partnerships, LLCs and other	14,679	16,147	13,211
Equity method investments in partnerships and LLCs	67,636	74,400	60,872
Other investments	113	124	102
Total investments subject to market risk	$534,347	$587,782	$480,913

(1)
Gains and losses related to investments in deferred compensation plans are directly offset over the full vesting period by a corresponding adjustment to compensation expense and related liability. In addition, investments in proprietary fund products of approximately $136.3 million have been economically hedged to limit market risk. As a result, a 10% increase or decrease in the unrealized market value of our financial instruments subject to market valuation risks would result in a $19.4 million increase or decrease in our pre-tax earnings as of March 31, 2017.

Also, as of March 31, 2017 and 2016, cash and cash equivalents included $403.6 million and $1.1 billion, respectively, of money market funds.

Foreign Exchange Sensitivity
We operate primarily in the U.S., but provide services, earn revenues and incur expenses outside the U.S. Accordingly, fluctuations in foreign exchange rates for currencies, principally in the U.K., Brazil, Australia, Singapore and those denominated in the euro, may impact our AUM, revenues, expenses, comprehensive income (loss) and net income (loss). We and certain of our affiliates have entered into forward contracts to manage a portion of the impact of fluctuations in foreign exchange rates on their results of operations. We do not expect foreign currency fluctuations to have a material effect on our net income (loss) or liquidity.

Interest Rate Risk
Exposure to interest rate changes on our outstanding debt is substantially mitigated as our $250 million of 2.7% Senior Notes due July 2019, $250 million of 3.95% Senior Notes due July 2024, $450 million of 4.75% Senior Notes due March 2026, $550 million of 5.625% Senior Notes due July 2044, $250 million of 6.375% Junior Subordinated Notes due March 2056, and $500 million of 5.45% Junior Notes due September 2056, are at fixed interest rates.

See Note 6 of Notes to Consolidated Financial Statements for additional discussion of debt.

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

Consolidation
In the normal course of our business, we sponsor and manage various types of investment products. For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make, and any earned but uncollected management fees. Uncollected management fees from managed investment products were not material as of March 31, 2017, we have not issued any investment performance guarantees to these investment products or their investors, and we did not sell or transfer assets to any of these investment products. In accordance with financial accounting standards, we consolidate certain sponsored investment products, some of which are designated as CIVs.

Certain investment products we sponsor and manage are considered to be variable interest entities ("VIEs") (further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Sponsored investment products that are considered VREs are consolidated if we have a controlling financial interest in the investment product, absent substantive investor rights to replace the manager of the entity (kick-out rights). We may fund the initial cash investment in certain VRE investment products to generate an investment performance track record in order to attract third-party investors in the product. Our initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, these “seed capital investments” are consolidated as long as we maintain a controlling financial interest in the product, but they are not designated as CIVs unless the investment is longer-term.

A VIE is an entity which does not have adequate equity to finance its activities without additional subordinated financial support; or the equity investors, as a group, do not have the normal characteristics of equity for a potential controlling financial interest. We must consolidate any VIE for which we are deemed to be the primary beneficiary.

Updated Consolidation Accounting Guidance
Effective April 1, 2016, we adopted updated consolidation accounting guidance on a modified retrospective basis.  Under the updated guidance, if limited partners in a sponsored investment product structured as a limited partnership or a similar entity do not have either substantive kick-out or substantive participation rights over the general partner, the entities are VIEs. As a sponsor and manager of an investment product, we may be deemed a decision maker under the accounting guidance. If the fees paid to a decision maker are market-based, such fees are not considered variable interests in a VIE. Additionally, if employee interests in a sponsored investment product are not made to circumvent the consolidation guidance and are not financed by the sponsor, they are not included in the variable interests assessment, and are not included in the primary beneficiary determination.

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

As of March 31, 2017, equity, fixed income, alternative and liquidity AUM values aggregated $179.8 billion, $394.3 billion, $67.9 billion, and $86.4 billion, respectively. As the majority of our AUM is valued by independent pricing services based on observable market prices or inputs, we believe market risk is the most significant risk underlying the value of our AUM. Economic events and financial market turmoil have increased market price volatility; however, as further discussed below, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of March 31, 2017, approximately 5% of total AUM is valued based on unobservable inputs, the majority of which is related to our real estate funds discussed below.

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

For investments in illiquid or privately-held securities for which market prices or quotations are not readily available, the determination of fair value requires us to estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of March 31, 2017 and 2016, we owned $67.6 million and $29.9 million, respectively, of investments in partnerships and limited liability companies which were accounted for under the equity method and included in Other noncurrent assets on the Consolidated Balance Sheets. Of these amounts, $29.3 million and $0.6 million, respectively, were valued based on our assumptions and estimates and unobservable inputs. The remainder was valued using net asset value ("NAV") as a practical expedient, as further discussed below. As of March 31, 2017 and 2016, we also owned $14.7 million and $15.4 million of investments in partnerships and limited liability companies that were accounted for under the cost method, which considers if factors indicate that there may be an impairment in the value of these investments. In addition, as of March 31, 2017 and 2016, we had $10.1 million and $15.4 million, respectively, of equity method investments that are included in Investment securities on the Consolidated Balance Sheets.

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

Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes investments in partnerships, limited liability companies, private equity funds, and real estate funds. This category may also include certain proprietary fund products with redemption restrictions and contingent consideration.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Proprietary fund products and certain investments held by CIVs are valued at NAV determined by the fund administrator. These funds are typically invested in exchange traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2, or Level 3 based on whether the fund is exchange traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity funds, real estate funds and investment partnerships) for which market prices or quotations may not be readily available, including certain investments held by CIVs, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified in Level 3.

Futures contracts are valued at the last settlement price at the end of each day on the exchange upon which they are traded and are classified as Level 1.

As a practical expedient, we rely on the NAVs of certain investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date. Effective April 1, 2016, we adopted updated accounting guidance on fair value measurements which removed the requirement to categorize within the fair value hierarchy all investments for which the fair value is measured using NAV as a practical expedient.

As of March 31, 2017, approximately 1% of total assets (4% of financial assets measured at fair value) and 1% of total liabilities (89% of financial liabilities measured at fair value) meet the definition of Level 3. Excluding the assets and liabilities of CIVs does not change these percentages.

Any transfers between categories are measured at the beginning of the period.

See Note 3 and 17 of Notes to Consolidated Financial Statements for additional information.

Intangible Assets and Goodwill
Balances as of March 31, 2017, are as follows (in thousands):

Amortizable intangible asset management contracts	$213,654
Indefinite-life intangible assets	3,750,863
Trade names	69,863
Goodwill	1,924,889
$5,959,269

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

We completed our annual impairment tests of goodwill and indefinite-life intangible assets as of December 31, 2016. We also completed our periodic impairment review of amortizable intangible assets as of December 31, 2016. As a result of these impairment tests, our RARE Infrastructure amortizable asset management contracts asset and our Permal trade name indefinite-life intangible asset were determined to be partially impaired, resulting in pre-tax operating charges of $18 million and $17 million, respectively. Neither goodwill nor any other indefinite-life intangible assets were deemed to be impaired. Further, no impairments in the values of other amortizable intangible assets were recognized during the year ended March 31, 2017, as our estimates of the related future cash flows exceeded the asset carrying values. We also determined that no triggering events had occurred as of March 31, 2017, therefore, no additional indefinite-life intangible asset and goodwill impairment testing was necessary. As a result of uncertainty regarding future market conditions, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment. Details of our intangible assets and goodwill and the related impairment tests follow.

See Note 18 of Notes to Consolidated Financial Statements regarding the aggregate $34 million impairment of the RARE Infrastructure amortizable asset management contracts asset and trade name indefinite-life intangible asset subsequent to March 31, 2017.

The acquisitions of Clarion Partners and EnTrust resulted in the addition of indefinite-life fund management contracts assets of $505 million and $262 million, respectively, amortizable separate accounts assets of $103 million and $66 million, respectively, trade name assets of $23 million and $7 million, respectively, and goodwill of $80 million and $411 million, respectively. Because the fair values of the Clarion Partners and EnTrust indefinite-life assets and amortizable separate accounts assets were established as of the April 13, 2016 and May 2, 2016 acquisition dates, respectively, our December 31, 2016 impairment consideration was limited to a qualitative review of AUM trends and other critical valuation inputs, which noted no significant changes.

Amortizable Intangible Assets
Intangible assets subject to amortization are considered for impairment at each reporting period using an undiscounted cash flow analysis. Significant assumptions used in assessing the recoverability of management contract intangible assets include projected cash flows generated by the contracts and the remaining lives of the contracts. Projected cash flows are based on fees generated by current AUM for the applicable contracts. Contracts are generally assumed to turnover evenly throughout the life of the intangible asset. The remaining life of the asset is based upon factors such as average client retention and client turnover rates. If, over time, the amortization periods become no longer appropriate, the expected lives are adjusted and the impact on the fair value is assessed. Actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows.

During the nine months ended December 31, 2016, revenues related to the RARE Infrastructure separate account contracts asset declined due to client withdrawals of assets. Based on revised attrition estimates, the remaining useful life of the acquired contracts was decreased from 11 years to eight years at December 31, 2016. As a result of the client attrition, the related decline in revenues, and the revised estimate of the remaining useful life, the evaluation at December 31, 2016, indicated the amortized carrying value of $61 million would not be fully recoverable. Projected cash flows on remaining acquired contracts indicated a fair value of $43 million, and an impairment charge of $18 million on this asset was recorded in the year ended March 31, 2017. The significant assumptions used in the cash flow analysis used to determine the fair value included projected AUM growth/(attrition) rates of 7%/(13)% and a discount rate of 15.5%. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions due to client attrition and the related reduction in revenues, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that continued client attrition, asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset.

As of March 31, 2017, the estimated remaining useful lives of amortizable intangible assets range from two to 10 years with a weighted-average life of approximately 8.0 years.

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

Contracts that are managed and operated as a single unit, such as contracts within the same family of funds, are reviewed in aggregate and are considered interchangeable because investors can transfer between funds with limited restrictions. Similarly, cash flows generated by new funds added to the fund group are included when determining the fair value of the intangible asset. As further discussed in Note 2 of Notes to Consolidated Financial Statements, EnTrust has been combined with Permal to form EnTrustPermal, through common management, shared resources (including infrastructure, employees and processes) and branding initiatives. Accordingly, after completing the annual impairment testing process as of December 31, 2016, the indefinite-life funds management contracts asset related to the EnTrust acquisition was combined with the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business. The related carrying values and cash flows of these funds will continue to be aggregated for future impairment testing.

Projected cash flows are based on annualized cash flows for the applicable contracts projected forward 40 years or for shorter periods with a terminal value assumption, assuming annual cash flow growth from estimated net client flows and projected market performance. To estimate the projected cash flows, projected fund growth rates by affiliate are used to project their AUM. Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income, alternative and liquidity) and by investment manager based upon, among other things, historical experience and expectations of future market and investment performance from internal and external sources. Currently, our market growth assumptions are 6% for equity, 3% for fixed income, 4% for alternative and 0% for liquidity products, with a general assumption of 2% organic growth for all products, subject to exceptions for organic growth (contraction), generally in years one through five.

The starting point for these assumptions is our corporate planning process that includes three-year AUM projections from the management of each operating affiliate that consider the specific business circumstances of each affiliate, with flow assumptions for years one through five for certain affiliates adjusted, as appropriate, to reflect a market participant view. Beyond year three, the estimates move towards our general organic growth assumption of 2%, as appropriate for each affiliate and asset class, through year 20, as appropriate. The resulting cash flow growth rate for year 20 is held constant and used to further project cash flows through year 40. Based on projected AUM by affiliate and asset class, affiliate advisory fee rates are applied to determine projected revenues. The domestic mutual fund contracts projected revenues are applied to a weighted-average margin for the applicable affiliates that manage the AUM. Margins are based on arrangements currently in place at each affiliate. Projected operating income is further reduced by an appropriate tax rate to calculate the projected cash flows.

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

Consistent with standard valuation practices for taxable transactions, the projected discounted cash flow analysis also factors in a tax benefit value, as appropriate. This tax benefit represents the discounted tax savings a third party that purchased an asset on a given valuation date would receive from future tax deductions for the amortization of the purchase price over the relevant amortization period (15 years in the U.S.).

As of December 31, 2016, the Permal funds-of-hedge funds contracts of $334 million accounted for approximately 10% of our indefinite-life intangible assets and were supported by its funds-of-hedge funds business. These funds have continued to experience periods of moderate inflows or outflows over recent years and certain increased risks, as follows. The past several years have seen declines in the fund-of-hedge fund business, particularly the traditional high net worth client portion of the business, Permal's historical focus, which Permal has offset to some extent with inflows in their institutional business. Further, funds-of-hedge fund managers are subject to certain market influences, as evidenced in Permal's growth in institutional funds and separate accounts, adding additional uncertainty to our estimates. As a result of continued risk and uncertainty with its funds business, the near-term growth assumptions for these contracts were reduced compared to management's three-year AUM projections.

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

As previously discussed, after completing the annual impairment testing process as of December 31, 2016, the indefinite-life funds management contracts asset related to the EnTrust acquisition was combined with the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business. We completed a qualitative impairment test for the combined asset and no impairment indicators were noted.

As of December 31, 2016, the RARE Infrastructure mutual funds contracts of $123 million (using the exchange rate as of December 31, 2016) accounted for approximately 3% of our indefinite-life intangible assets. Based on our projected discounted cash flow analyses, the fair value of the mutual funds contracts asset exceeded its carrying value by $4 million. For our impairment test, cash flows from the RARE Infrastructure mutual fund contracts were assumed to have annual growth rates averaging approximately 7%, and reflect moderate AUM inflows in years 1 and 2. Projected cash flows of the RARE Infrastructure mutual fund contracts were discounted at 15.5%.

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

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2.1 billion, account for approximately 55% of our indefinite-life intangible assets. As of December 31, 2016, approximately $150 billion of AUM, primarily managed by ClearBridge and Western Asset, are associated with this asset, with approximately 35% in equity AUM, 40% in fixed income AUM and 25% in liquidity AUM. Although our domestic mutual funds overall have maintained strong recent market performance, previously disclosed uncertainties regarding market conditions and asset flows and risks related to potential regulatory changes in the liquidity business, are reflected in our projected discounted cash flow analyses. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by a material amount. For our impairment test, cash flows from the domestic mutual fund contracts are assumed to have annual growth rates averaging approximately 6%, and reflect moderate AUM inflows in years 1 and 2. Projected cash flows of the domestic mutual fund contracts were discounted at 13.0%.

Trade names account for 2% of indefinite-life intangible assets and are primarily related to Permal and Clarion Partners, which had carrying values of $38 million and $23 million, respectively. We tested these intangible assets using a relief from royalty approach and discounted cash flow methods similar to those described above for indefinite-life contracts and determined that the carrying value of the Permal trade name exceeded its fair value, which resulted in an impairment charge of $17 million. The impairment charge was primarily the result of a decrease in revenues and a reduction in the royalty rate, reflecting a decline in the value of the Permal trade name due to a change in branding and decline in the use of the separate Permal name following the combination with EnTrust. The significant assumptions used in the cash flow analysis included projection annual revenue growth rates of 3% to 9% (average: 7%), a royalty rate of 1.5%, and a discount rate of 16.0%. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions resulting from flow and AUM levels, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset. The resulting fair values of the other trade names significantly exceeded the related carrying amounts.

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

We also perform a market-based valuation of our reporting unit value, which applies an average of EBITDA multiples paid in change of control transactions for peer companies to our EBITDA. The results of our two estimates of value for the reporting unit (the discounted cash flow and EBITDA multiple analyses) are compared and significant differences, if any, are assessed to determine the reasonableness of each value and whether any adjustment to either result is warranted. Once the values are accepted, the appropriately weighted average of the two reporting unit valuations (the discounted cash flow and EBITDA multiple analyses) is used as the implied fair value of our Global Asset Management reporting unit, which at December 31, 2016, exceeded the carrying value by 14%, or approximately $550 million. Considering the relative merits of the details involved in each valuation process, we used an equal weighting of the two values for the December 2016 testing. Changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced AUM or other factors, could result in an impairment of goodwill, and such impairment could potentially have a material impact on our results of operations and financial condition.

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

Recent market evidence regarding control premiums suggests values of 14% to 54%, with an average of 34%, as realistic and common and we believe such premiums to be a reasonable range of estimates for our equity value. Based on our analysis and consideration, we believe the implied control premium of 43% determined by our reporting unit value estimation at December 31, 2016, is reasonable in relation to the observed relevant market control premium values.

Contingent Consideration Liabilities
In connection with business acquisitions, we may be required to pay additional future consideration based on the achievement of certain designated financial metrics. We estimate the fair value of these potential future obligations at the time a business combination is consummated and record a Contingent consideration liability in the Consolidated Balance Sheet. The fair values of contingent consideration liabilities are revised as of each quarterly reporting date. As of March 31, 2017, the fair values of our contingent consideration liabilities aggregate $36.8 million, relating to our acquisitions of RARE Infrastructure, Martin Currie, QS Investors, Financial Guard and PK Investments.
See Note 18 of Notes to Consolidated Financial Statements regarding an $11.5 million reduction in the contingent consideration liability related to the acquisition of RARE Infrastructure subsequent to March 31, 2017.
We estimate the fair value of contingent consideration liabilities using probability-weighted modeling specific to each business acquisition and its arrangement for contingent consideration. Estimated payments are discounted to their present value at the measurement date.
The Martin Currie purchase agreement requires us to pay additional consideration based on the achievement of certain financial metrics, as specified in the share purchase agreement, at certain future dates over the three and one-half year earn-out term. Our modeling of the Martin Currie contingent payment arrangement includes Monte Carlo simulation of projected AUM, performance fees and product performance to determine the related estimated payment amounts. If the expected payment amounts subsequently change, the contingent consideration liabilities are (reduced) or increased in the current period, resulting in a (gain) or loss, which is reflected within Other operating expense in the Consolidated Statements of Income (Loss). Significant increases (decreases) in projected AUM or performance fee levels for Martin Currie would result in significantly higher (lower) contingent consideration liability fair value and the resulting changes could be material to our operating results. The RARE Infrastructure and QS Investors purchase agreements require us to pay additional consideration based on whether certain future revenue thresholds are achieved. Likewise, significant increases (decreases) in projected revenue levels for RARE Infrastructure and QS Investors would result in significantly higher (lower) contingent consideration liability fair value and the resulting changes could be material to our operating results.

Stock-Based Compensation
Our stock-based compensation plans include stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Under our stock compensation plans, we issue equity awards to directors, officers, and key employees.

In accordance with the applicable accounting guidance, compensation expense for the years ended March 31, 2017, 2016, and 2015, includes compensation cost for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods, which may be reduced for retirement-eligible recipients, on the straight-line method. Also, under the accounting guidance, cash flows related to income tax deductions in excess of or less than the stock-based compensation expense are classified as financing cash flows.

We granted 0.8 million, 0.9 million, and 0.9 million stock options in fiscal 2017, 2016, and 2015, respectively. We determine the fair value of each option grant using the Black-Scholes option-pricing model, except for market-based grants, for which we use a Monte Carlo option-pricing model. Both models require management to develop estimates regarding certain input variables. The inputs for the Black-Scholes model include: stock price on the date of grant, exercise price of the option, dividend yield, volatility, expected life and the risk-free interest rate, all of which, with the exception of the grant date stock price and the exercise price, require estimates or assumptions. We calculate the dividend yield based upon the average of the historical quarterly dividend payments over a term equal to the expected life of the options. We estimate volatility equally weighted between the historical prices of our stock over a period equal to the expected life of the option and the implied volatility of market listed options at the date of grant. The expected life is the estimated length of time an option will be held before it is either exercised or canceled, based upon our historical option exercise experience. The risk-free interest rate is the rate available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options being valued. If we used different methods to estimate our variables for the Black-Scholes and Monte Carlo models, or if we used a different type of option-pricing model, the fair value of our option grants might be different.

During fiscal 2017, we implemented an affiliate equity management plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the affiliate's enterprise value (subject to appropriate discounts) subsequent to the date of the grant. During fiscal 2016, we implemented an affiliate management equity plan with Royce which resulted in the issuance of minority equity interests in the affiliate to its management team in both fiscal 2016 and fiscal 2017. These interests allow the holders to receive quarterly distributions of the affiliate's net revenues in amounts equal to the percentage of ownership represented by the equity they hold. During fiscal 2014, we also implemented management equity plans for Permal and ClearBridge and granted units to certain of their employees that entitle them to participate in 15% of the future growth of the respective affiliate's enterprise value (subject to appropriate discounts). During fiscal 2017, in connection with the combination of Permal with EnTrust, the Permal management equity plan was liquidated. For additional information on share-based compensation, see Notes 1 and 11 of Notes to Consolidated Financial Statements.

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

We estimate the settlement value of noncontrolling interests as their fair value. For consolidated sponsored investment products, where the investor may request withdrawal at any time, fair value is based on market quotes of the underlying securities held by the investment vehicles. For affiliate minority interests and affiliate management equity plan interests, fair value reflects the related total business enterprise value, after appropriate discounts for lack of marketability and control.

There may also be features of these equity interests, such as dividend subordination, that are contemplated in their valuations. The fair value of option-like management equity plan interests also relies on Black-Scholes option pricing model calculations, as noted above.

Income Taxes
We are subject to the income tax laws of the federal, state and local jurisdictions of the U.S. and numerous foreign jurisdictions in which we operate. We file income tax returns representing our filing positions with each relevant jurisdiction. Due to the inherent complexities arising from conducting business and being taxed in a substantial number of jurisdictions, we must make certain estimates and judgments in determining our income tax provision for financial statement purposes.

These estimates and judgments are used in determining the tax basis of assets and liabilities and in the calculation of certain tax assets and liabilities that arise from differences in the timing of revenue and expense recognition for tax and financial statement purposes and our intent and ability to implement certain tax planning strategies. Management assesses the likelihood that we will be able to realize our deferred tax assets. If it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance is established with a corresponding increase to deferred tax provision.

Substantially all of our deferred tax assets relate to U.S. federal and state, and U.K. taxing jurisdictions. As of March 31, 2017, U.S. federal deferred tax assets aggregated $732 million, realization of which is expected to require $3.7 billion of future U.S. earnings, of which $811 million must be foreign sourced earnings. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated and those resulting from foreign tax credits generally expire 10 years after they are generated. Based on estimates of future taxable income, using assumptions consistent with those used in our goodwill impairment testing, it is more likely than not that substantially all of the current federal tax benefits relating to net operating losses will be realizable. With respect to those resulting from foreign tax credit carryforwards, it is more likely than not that tax benefits relating to the utilization of approximately $6.1 million of foreign taxes as credits will not be realized and a valuation allowance has been established. Further, our estimates and assumptions do not contemplate certain possible future changes in the ownership of Legg Mason stock, which, under the U.S. Internal Revenue Code, could limit our utilization of net operating loss and foreign tax credit benefits.

As of March 31, 2017, the change in federal valuation allowances aggregated $11.1 million. The decrease in federal valuation allowances from the prior year primarily relates to $10.4 million of expiring foreign tax credits which have been reclassified to net operating losses. This was offset in part by additional valuation allowances of $1.3 million related to foreign tax credits and $0.6 million related to Martin Currie’s operating losses. There was also a decrease in the valuation allowance of $2.6 million related to charitable contributions.

As of March 31, 2017, U.S. state deferred tax assets aggregated $174 million. Due to limitations on the utilization of net operating loss carryforwards and taking into consideration state tax planning strategies, the related valuation allowance was $29.1 million, substantially all of which relates to prior years for state net operating loss benefits generated in certain jurisdictions in cases where it is more likely that these benefits will not ultimately be realized. Due to the uncertainty of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary.

For foreign jurisdictions, the net increase in valuation allowances of $0.5 million in fiscal 2017 primarily relates to statutory rate changes and revised estimates of the realization of deferred tax benefits.

To the extent our analysis of the realization of deferred tax assets relies on deferred tax liabilities, we have considered the timing, nature and jurisdiction of reversals, including future increases relating to the tax amortization of goodwill and indefinite-life intangible assets, as well as, planning strategies to measure and value the realizability of our deferred tax assets. In the event we determine all or any portion of our deferred tax assets that are not already subject to a valuation allowance are not realizable, we will be required to establish a valuation allowance by a charge to the income tax provision in the period in which that determination is made. The value of our deferred tax assets are based on enacted corporate tax rates for future periods. Legislative changes related to these rates would require a remeasurement of our deferred tax assets in the period of enactment. Depending on the facts and circumstances, the charge could be material to our earnings.

The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax uncertainties in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due.

Currently there are proposals to significantly change U.S. federal income tax rules which include proposals to reduce tax rates, limit deductibility of interest expense, and changes to the taxation of non-U.S. earnings. Although details are not yet available, these changes could impact the carrying value of our deferred tax balances, result in one time cash tax payments during a transitional period, and impact our effective tax rate going forward. At this time there is insufficient detail to these reform proposals to estimate their impact with any certainty.

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

Management assessed the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of March 31, 2017, Legg Mason's internal control over financial reporting is effective based on the criteria established in the COSO framework.

The effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2017.

Joseph A. Sullivan
Chairman and Chief Executive Officer

Peter H. Nachtwey
Senior Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Legg Mason, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Legg Mason, Inc. and its subsidiaries (“the Company”) at March 31, 2017 and March 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Baltimore, Maryland
May 24, 2017

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2017	March 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$733,709	$1,329,126
Cash and cash equivalents of consolidated investment vehicles	651	297
Restricted cash	16,046	19,580
Receivables:
Investment advisory and related fees	433,192	334,922
Other	70,527	74,694
Investment securities	423,619	515,335
Investment securities of consolidated investment vehicles	49,901	48,715
Other	74,102	55,405
Other current assets of consolidated investment vehicles	—	6,970
Total Current Assets	1,801,747	2,385,044
Fixed assets, net	159,662	163,305
Intangible assets, net	4,034,380	3,146,485
Goodwill	1,924,889	1,479,516
Deferred income taxes	202,843	206,797
Other	156,907	139,215
Other assets of consolidated investment vehicles	9,987	84
TOTAL ASSETS	$8,290,415	$7,520,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$486,679	$430,736
Accounts payable and accrued expenses	181,793	201,572
Short-term borrowings	—	40,000
Contingent consideration	22,316	26,396
Other	117,863	138,301
Other current liabilities of consolidated investment vehicles	736	4,548
Total Current Liabilities	809,387	841,553
Deferred compensation	87,757	65,897
Deferred income taxes	329,229	260,386
Contingent consideration	14,494	58,189
Other	138,737	141,886
Long-term debt, net	2,221,867	1,740,985
TOTAL LIABILITIES	3,601,471	3,108,896
Commitments and Contingencies (Note 8)
REDEEMABLE NONCONTROLLING INTERESTS	677,772	175,785
STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 95,726,628 shares for March 2017 and 107,011,664 shares for March 2016	9,573	10,701
Additional paid-in capital	2,385,726	2,693,113
Employee stock trust	(24,057)	(26,263)
Deferred compensation employee stock trust	24,057	26,263
Retained earnings	1,694,859	1,576,242
Accumulated other comprehensive loss, net	(106,784)	(66,493)
Total stockholders' equity attributable to Legg Mason, Inc.	3,983,374	4,213,563
Nonredeemable noncontrolling interest	27,798	22,202
TOTAL STOCKHOLDERS' EQUITY	4,011,172	4,235,765
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,290,415	$7,520,446
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2017	2016	2015
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$925,250	$826,080	$824,211
Funds	1,482,045	1,409,059	1,544,494
Performance fees	108,277	41,982	83,519
Distribution and service fees	366,677	381,486	361,188
Other	4,653	2,237	5,694
Total Operating Revenues	2,886,902	2,660,844	2,819,106
OPERATING EXPENSES
Compensation and benefits	1,374,334	1,172,645	1,208,214
Transition-related compensation	27,314	32,172	24,556
Total Compensation and Benefits	1,401,648	1,204,817	1,232,770
Distribution and servicing	499,125	545,710	594,788
Communications and technology	208,885	197,857	182,438
Occupancy	113,714	122,610	109,708
Amortization of intangible assets	26,190	4,979	2,625
Impairment charges	35,000	371,000	—
Other	180,097	163,040	198,558
Total Operating Expenses	2,464,659	2,610,013	2,320,887
OPERATING INCOME	422,243	50,831	498,219
NON-OPERATING INCOME (EXPENSE)
Interest income	6,815	5,634	7,440
Interest expense	(113,173)	(48,463)	(58,274)
Other income (expense), net, including $107,074 debt extinguishment loss in fiscal 2015	41,664	(25,977)	(85,280)
Non-operating income (expense) of consolidated investment vehicles, net	13,329	(7,243)	5,888
Total Non-Operating Income (Expense)	(51,365)	(76,049)	(130,226)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	370,878	(25,218)	367,993
Income tax provision	84,175	7,692	125,284
NET INCOME (LOSS)	286,703	(32,910)	242,709
Less: Net income (loss) attributable to noncontrolling interests	59,447	(7,878)	5,629
NET INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$227,256	$(25,032)	$237,080

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$2.19	$(0.25)	$2.06
Diluted	$2.18	$(0.25)	$2.04
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Years Ended March 31,
	2017	2016	2015
NET INCOME (LOSS)	$286,703	$(32,910)	$242,709
Other comprehensive income (loss):
Foreign currency translation adjustment	(32,924)	(8,525)	(88,982)
Reclassification of cumulative foreign currency translation on Legg Mason Poland sale	2,493	—	—
Unrealized losses on interest rate swap:
Unrealized losses on interest rate swap, net of tax benefit of $1,708	(2,718)	—	—
Reclassification adjustment for losses included in net income, net of tax benefit of $1,708	2,718	—	—
Net unrealized losses on interest rate swap	—	—	—
Unrealized holding losses on investment securities, net of tax benefit of $3	—	—	(5)
Reclassification adjustment for losses on investment securities included in net income, net of tax benefit of $3	—	—	5
Unrealized gains on reverse treasury rate lock, net of tax provision of $233	—	—	405
Reclassification for realized gain on termination of reverse treasury rate lock, net of tax provision of $233	—	—	(405)
Reclassification of assets held for sale	—	—	(114)
Net actuarial gains (losses) on defined benefit pension plan	(9,860)	2,774	(9,595)
Total other comprehensive loss	(40,291)	(5,751)	(98,691)
COMPREHENSIVE INCOME (LOSS)	246,412	(38,661)	144,018
Less: Comprehensive income (loss) attributable to noncontrolling interests	59,600	(11,738)	5,629
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$186,812	$(26,923)	$138,389
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Years Ended March 31,
	2017	2016	2015
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$10,701	$11,147	$11,717
Stock options exercised	32	33	71
Deferred compensation employee stock trust	2	2	5
Stock-based compensation	45	14	94
Employee tax withholdings by settlement of net share transactions	(37)	(41)	(47)
Shares repurchased and retired	(1,170)	(454)	(693)
Ending balance	9,573	10,701	11,147
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,693,113	2,844,441	3,148,396
Stock options exercised	8,958	9,482	21,994
Deferred compensation employee stock trust	514	505	2,218
Stock-based compensation	71,494	65,373	54,935
Performance-based restricted share units related to the acquisition of Clarion Partners	11,121	—	—
Additional tax benefit on Equity Unit exchange in fiscal 2010	—	9,173	—
Employee tax withholdings by settlement of net share transactions	(12,102)	(21,596)	(22,067)
Shares repurchased and retired	(380,502)	(209,178)	(355,829)
Redeemable noncontrolling interest reclassification for affiliate management equity plans	(6,870)	(5,087)	(5,206)
Ending balance	2,385,726	2,693,113	2,844,441
EMPLOYEE STOCK TRUST
Beginning balance	(26,263)	(29,570)	(29,922)
Shares issued to plans	(516)	(507)	(2,223)
Distributions and forfeitures	2,722	3,814	2,575
Ending balance	(24,057)	(26,263)	(29,570)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	26,263	29,570	29,922
Shares issued to plans	516	507	2,223
Distributions and forfeitures	(2,722)	(3,814)	(2,575)
Ending balance	24,057	26,263	29,570
RETAINED EARNINGS
Beginning balance	1,576,242	1,690,055	1,526,662
Net Income (Loss) Attributable to Legg Mason, Inc.	227,256	(25,032)	237,080
Dividends declared	(90,578)	(87,818)	(73,687)
Reclassifications to noncontrolling interest for:
EnTrustPermal combination	(15,500)	—	—
Net increase in estimated redemption value of affiliate management equity plans	(2,561)	(963)	—
Ending balance	1,694,859	1,576,242	1,690,055
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(66,493)	(60,742)	37,949
Net actuarial gains (losses) on defined benefit pension plan	(9,860)	2,774	(9,595)
Reclassification to assets held for sale	—	—	(114)
Foreign currency translation adjustment	(32,924)	(8,525)	(88,982)
Reclassification of cumulative foreign currency translation on Legg Mason Poland	2,493	—	—
Ending balance	(106,784)	(66,493)	(60,742)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,983,374	4,213,563	4,484,901
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	22,202	—	—
Net income attributable to noncontrolling interests	7,397	802	—
Grants of affiliate management equity plan interests	4,600	21,400	—
Distributions	(6,401)	—	—
Ending balance	27,798	22,202	—
TOTAL STOCKHOLDERS’ EQUITY	$4,011,172	$4,235,765	$4,484,901
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended March 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$286,703	$(32,910)	$242,709
5.5% Senior Notes Due 2019:
Loss on extinguishments	—	—	107,074
Allocation of redemption payments	—	—	(98,418)
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Impairments of intangible assets	35,000	371,000	—
Depreciation and amortization	80,213	60,297	55,086
Accretion and amortization of securities discounts and premiums, net	5,691	3,140	4,275
Stock-based compensation	93,008	92,927	66,245
Net unrealized (gains) losses on investments	(33,088)	39,460	24,058
Net (gains) and earnings on investments	(9,717)	(13,404)	(37,970)
Net (gains) losses of consolidated investment vehicles	(13,329)	2,496	(1,308)
Deferred income taxes	57,804	(7,727)	100,387
Contingent consideration fair value adjustments	(39,500)	(33,375)	—
Other	1,722	2,631	(12,939)
Decrease (increase) in assets:
Investment advisory and related fees receivable	(28,921)	34,308	(28,668)
Net sales (purchases) of trading and other investments	98,473	(82,423)	47,357
Other receivables	(13,481)	(9,545)	19,547
Other assets	(11,766)	4,947	(9,936)
Assets of consolidated investment vehicles	45,177	(1,631)	114,934
Increase (decrease) in liabilities:
Accrued compensation	34,456	30,998	(17,727)
Deferred compensation	22,248	14,316	10,314
Accounts payable and accrued expenses	(16,082)	(7,593)	(14,763)
Other liabilities	(51,027)	(11,573)	1,182
Other liabilities of consolidated investment vehicles	(3,812)	(1,888)	(3,321)
CASH PROVIDED BY OPERATING ACTIVITIES	$539,772	$454,451	$568,118

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

	Years Ended March 31,
	2017	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(39,977)	$(40,330)	$(45,773)
Business investments and acquisitions, net of cash acquired of $33,547,$9,667 and $29,830 in fiscal 2017, 2016 and 2015, respectively	(1,010,428)	(234,053)	(183,747)
Proceeds from sales of businesses and investments	19,469	—	47,001
Change in restricted cash	2,982	21,065	(25,571)
Purchases of investment securities	—	—	(2,641)
Returns of capital and proceeds from sales and maturities of investments	8,289	8,749	2,688
CASH USED IN INVESTING ACTIVITIES	(1,019,665)	(244,569)	(208,043)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(40,000)	40,000	—
Repayments of debt	—	—	(645,780)
Payment of contingent consideration	(6,587)	(22,765)	—
Repayment of long-term debt of consolidated investment vehicles	—	—	(79,179)
Proceeds from issuance of long-term debt	500,000	699,793	658,769
Debt issuance costs	(17,639)	(13,539)	(5,250)
Issuances of common stock for stock-based compensation	9,506	10,022	24,288
Employee tax withholdings by settlement of net share transactions	(12,139)	(21,637)	(22,114)
Repurchases of common stock	(381,672)	(209,632)	(356,522)
Dividends paid	(87,897)	(84,093)	(70,815)
Distributions to affiliate noncontrolling interests	(35,862)	(1,016)	—
Net subscriptions/(redemptions) attributable to noncontrolling interests	(44,587)	68,639	(10,459)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(116,877)	465,772	(507,062)
EFFECT OF EXCHANGE RATES ON CASH	1,353	(16,080)	(41,483)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(595,417)	659,574	(188,470)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,329,126	669,552	858,022
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$733,709	$1,329,126	$669,552
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Income taxes, net of refunds of $(1,014), $(4,689) and $(865), respectively	$21,552	$23,743	$19,578
Interest	105,381	49,393	59,039
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
March 31, 2017

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

All references to fiscal 2017, 2016 or 2015, refer to Legg Mason's fiscal year ended March 31 of that year.

Use of Estimates
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the applicable rules and regulations of the Securities and Exchange Commission, which require management to make assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes, including revenue recognition, valuation of financial instruments, intangible assets and goodwill, stock-based compensation, and income taxes. Management believes that the estimates used are reasonable, although actual amounts could differ from the estimates and the differences could have a material impact on the consolidated financial statements.

Consolidation
In the normal course of its business, Legg Mason sponsors and manages various types of investment products. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make, and any earned but uncollected management fees. Legg Mason did not sell or transfer investment assets to any of these investment products. In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated and reported as consolidated investment vehicles (“CIVs”). The consolidation of sponsored investment products, including those designated as CIVs, has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results. The change in the value of all consolidated sponsored investment products is recorded in Non-Operating Income (Expense) and reflected in Net income (loss) attributable to noncontrolling interests.

Certain of the investment products Legg Mason sponsors and manages are considered to be VIEs (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Sponsored investment products that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights). Legg Mason may fund the initial cash investment in certain VRE investment products to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, the products with these “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. As of March 31, 2017 and 2016, no consolidated VREs were designated as CIVs.

A VIE is an entity which does not have adequate equity to finance its activities without additional subordinated financial support; or the equity investors, as a group, do not have the normal characteristics of equity investors for a potential controlling financial interest. Legg Mason must consolidate any VIE for which it is deemed to be the primary beneficiary.

Legg Mason's investment in CIVs as of March 31, 2017 and 2016 was $28,300 and $13,641, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees, which were not material. The assets of these CIVs are primarily comprised on investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

Updated Consolidation Accounting Guidance
Effective April 1, 2016, Legg Mason adopted updated consolidation accounting guidance on a modified retrospective basis. Under the updated guidance, if limited partners or similar equity holders in a sponsored investment vehicle structured as a limited partnership or a similar entity do not have either substantive kick-out or substantive participation rights over the general partner, the entities are VIEs. As a sponsor and manager of an investment vehicle, Legg Mason may be deemed a decision maker under the accounting guidance. If the fees paid to a decision maker are market-based, such fees are not considered variable interests in a VIE. Market-based fees are both customary and commensurate with the level of effort required for the services provided. Additionally, if employee interests in a sponsored investment vehicle are not made to circumvent the consolidation guidance and are not financed by the sponsor, they are not included in the variable interests assessment, and are not included in the primary beneficiary determination.

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

As of March 31, 2017, Legg Mason no longer held a significant financial interest in seven of the above foreign mutual funds, and therefore concluded it was no longer the primary beneficiary. As a result, these seven funds were not consolidated as of March 31, 2017. In addition, during the year ended March 31, 2017, Legg Mason concluded that it was the primary beneficiary of one additional foreign mutual fund, which was consolidated and designated as a CIV.

Legg Mason also concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated as a CIV) as of March 31, 2017. This sponsored investment fund was also consolidated under prior accounting guidance, as further discussed below.

The adoption of the updated accounting guidance on the Consolidated Balance Sheet as of March 31, 2017, resulted in net reductions of $5,276 in assets, $4,362 in liabilities, and $4,959 in redeemable noncontrolling interests from CIVs.

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

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, that was consolidated as of March 31, 2016 and 2015, despite significant third-party investments in this product. Also, as of March 31, 2016 and 2015, Legg Mason concluded it was the primary beneficiary of 14 and 17 employee-owned funds, respectively, it sponsored which were consolidated and designated as CIVs. As discussed above, effective April 1, 2016, under new accounting guidance, all but one of those employee-owned funds no longer qualified as VIEs, and 13 of the employee-owned funds which were consolidated as of March 31, 2016, were therefore deconsolidated.

As of March 31, 2016, Legg Mason had a variable interest in three collateralized loan obligations ("CLOs"). Legg Mason concluded it was not the primary beneficiary of these CLOs, which were not consolidated, as it held no equity interest in these investment products and the level of fees they were expected to pay to Legg Mason was insignificant. Under the new guidance, effective April 1, 2016, these CLOs no longer qualify as VIEs in which Legg Mason might be a primary beneficiary.

See Notes 3 and 17 for additional information related to VIEs.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of 90 days or less.

Restricted Cash
Restricted cash represents cash collateral required for market hedge arrangements and other cash that is not available to Legg Mason for general corporate use.

Financial Instruments
Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value, except Legg Mason's long-term debt not designated for a hedging transaction.

As discussed above in "Consolidation," proprietary fund products with seed capital investments are initially consolidated and the individual securities within the portfolio are accounted for as trading investments. Legg Mason consolidates these products as long as it holds a controlling financial interest in the product. Upon deconsolidation, which typically occurs after several years, Legg Mason accounts for its investments in proprietary fund products as equity method investments (further described below) if its ownership is between 20% and 50%, or it otherwise has the ability to significantly influence the financial and operating policies of the investee. For partnerships and LLCs, where third-party investors may have less ability to influence operations, the equity method of accounting is considered if Legg Mason's ownership is greater than 3%. Changes in the fair value of proprietary fund products classified as trading or equity method investments are recognized in Other non-operating income (expense), net, on the Consolidated Statements of Income (Loss).
Legg Mason generally redeems its investments in proprietary fund products when the related product establishes a sufficient track record, when third-party investments in the related product are sufficient to sustain the strategy, or when a decision is made to no longer pursue the strategy. The length of time Legg Mason holds a majority interest in a product varies based on a number of factors, such as market demand, market conditions and investment performance.
See Notes 3 and 17 for additional information regarding Legg Mason's seed capital investments and the determination of whether investments in proprietary fund products represent VIEs, respectively.
For equity investments in which Legg Mason does not control the investee and is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, Legg Mason follows the equity method of accounting. The evaluation of whether Legg Mason can exert control or significant influence over the financial and operational policies of an investee requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include investor voting or other rights, any influence Legg Mason may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between Legg Mason and other investors in the entity. Legg Mason's equity method investees that are investment companies record their underlying investments at fair value. Therefore, under the equity method of accounting, Legg Mason's share of the investee's underlying net income or loss predominantly represents fair value adjustments in the investments held by the equity method investee. Legg Mason's share of the investee's net income or loss is based on the most current information available and is recorded as a net gain (loss) on investments within Other non-operating income (expense), net. A portion of earnings (losses) attributable to Legg Mason's equity method investments has offsetting compensation expense adjustments under revenue sharing arrangements and deferred compensation arrangements, therefore, fluctuations in the market value of these investments will not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

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

Legg Mason evaluates its non-trading investment securities for "other-than-temporary" impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an "other-than-temporary" impairment is determined to exist, the amount of impairment that relates to credit losses is recognized as a charge to income. As of March 31, 2017, 2016, and 2015, the amount of temporary unrealized losses for investment securities not recognized in income was not material.

For investments in illiquid or privately-held securities for which market prices or quotations may not be readily available, management estimates the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry.

In addition to the financial instruments described above and the derivative instruments described below, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents and Short-term borrowings. The fair value of long-term debt at March 31, 2017 and 2016, aggregated $2,264,867 and $1,773,852, respectively. Except for long-term debt designated for a hedging transaction as of March 31, 2016, these fair values were estimated using publicly quoted market prices and were classified as Level 2 in the fair value hierarchy, as described below. As of March 31, 2016, the 2.7% Senior Notes due 2019 designated for a hedging transaction were valued as the sum of the amortized cost of the debt and the fair value of the related interest rate contract designated for a hedging transaction which approximates the debt fair value, and was classified as a Level 2 measurement, as discussed below. During fiscal 2017, the related interest rate contract was terminated, and therefore, as of March 31, 2017, the fair value of the 2.7% Senior Notes was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

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

With the exception of interest rate swaps and a reverse treasury rate lock contract, as further discussed in Note 6, Legg Mason has not designated any financial instruments for hedge accounting, as defined in the accounting literature, during the periods presented. The gains or losses on derivative instruments not designated for hedge accounting are included as Other operating income (expense) or Other non-operating income (expense), net, in the Consolidated Statements of Income (Loss), depending on the strategy. Gains and losses on derivative instruments of CIVs are recorded as Other non-operating income (loss) of consolidated investment vehicles, net, in the Consolidated Statements of Income (Loss), if applicable. See Note 15 for additional information regarding derivatives and hedging.

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

Legg Mason's financial instruments are measured and reported at fair value (except debt not designated for a hedging transaction) and are classified and disclosed in one of the following categories (the "fair value hierarchy"):

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

Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes investments in partnerships, limited liability companies, private equity funds, and real estate funds. This category may also include certain proprietary fund products with redemption restrictions and contingent consideration.

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

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date. Effective April 1, 2016, Legg Mason retroactively adopted updated accounting guidance on fair value measurement which removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV as a practical expedient.

Any transfers between categories are measured at the beginning of the period.

As a result of the acquisition of Clarion Partners, LLC ("Clarion Partners") in April 2016, Legg Mason holds investments in real estate funds structured as partnerships and limited liability companies, which are classified as Level 3. The fair values of investments in real estate funds are prepared giving consideration to the income, cost and sales comparison approaches of estimating property value. The income approach estimates an income stream for a property and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data. The discount rate and the exit capitalization rate are significant inputs to these valuations. These rates are based on the location, type and nature of each property, and current and anticipated market conditions. The cost approach estimates the replacement cost of the building less physical depreciation plus the land value. The sales comparison approach compares recent transactions to the appraised property. Adjustments are made for dissimilarities which typically provide a range of value. Many factors are also considered in the determination of fair value including, but not limited to, the operating cash flows and financial performance of the properties, property types and geographic locations, the physical condition of the asset, prevailing market capitalization rates, prevailing market discount rates, general economic conditions, economic conditions specific to the market in which the assets are located, and any specific rights or terms associated with the investment. Because of the inherent uncertainties of valuation, the values may materially differ from the values that would be determined by negotiations held between parties in a sale transaction.

See Note 3 for additional information regarding fair value measurements.

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

Intangible Assets and Goodwill
Legg Mason's identifiable intangible assets consist principally of asset management contracts, contracts to manage proprietary mutual funds or funds-of-hedge funds, and trade names resulting from acquisitions. Intangible assets are amortized over their estimated useful lives, using the straight-line method, unless the asset is determined to have an indefinite useful life. Asset management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. The value of contracts to manage assets in proprietary funds or funds-of-hedge funds and the value of trade names are classified as indefinite-life intangible assets. The assignment of indefinite lives to proprietary fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage proprietary funds due to the likelihood of continued renewal at little or no cost. The assignment of indefinite lives to trade names is based on the assumption that they are expected to generate cash flows indefinitely.

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

Debt
Long-term debt is recorded at amortized cost.  Unamortized premiums, discounts, debt issuance costs and fair value hedge adjustments related to long-term debt are presented in the balance sheet as direct adjustments to the carrying value of the associated long-term debt liability and amortized to Interest expense over the legal term of the associated debt.

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

Investment Advisory Fees
Legg Mason earns investment advisory fees on assets in separately managed accounts, investment funds, and other products managed for Legg Mason's clients. These fees are primarily based on predetermined percentages of the market value of the assets under management ("AUM"), and are recognized over the period in which services are performed and may be billed in advance of the period earned based on AUM at the beginning of the billing period in accordance with the related advisory contracts. Revenue associated with advance billings is deferred and included in Other current liabilities in the Consolidated Balance Sheets and is recognized over the period earned. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks on a relative or absolute basis, depending on the product, and are recognized at the end of the performance measurement period. Accordingly, neither advanced billings nor performance fees are subject to reversal. The largest portion of performance fees are earned based on 12-month performance periods that end in differing quarters during the year, with a portion also based on quarterly performance periods. Legg Mason also earns performance fees on alternative products that lock at the end of varying investment periods or in multiple-year intervals.

Legg Mason has responsibility for the valuation of AUM, substantially all of which is based on observable market data from independent pricing services, fund accounting agents, custodians or brokers.

Distribution and Service Fees Revenue and Expense
Distribution and service fees represent fees earned from funds to reimburse the distributor for the costs of marketing and selling fund shares and servicing proprietary funds and are generally determined as a percentage of client assets. Reported amounts also include fees earned from providing client or shareholder servicing, including record keeping or administrative services to proprietary funds, and non-discretionary advisory services for assets under advisement. Distribution fees earned on company-sponsored investment funds are reported as revenue. When Legg Mason enters into arrangements with broker-dealers or other third parties to sell or market proprietary fund shares, distribution and servicing expense is accrued for the amounts owed to third parties, including finders' fees and referral fees paid to unaffiliated broker-dealers or introducing parties. Distribution and servicing expense also includes payments to third parties for certain shareholder administrative services and sub-advisory fees paid to unaffiliated asset managers.

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

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the years ended March 31, 2017, 2016, and 2015, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $4,891 and $6,713 at March 31, 2017 and 2016, respectively.

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

In accordance with the applicable accounting guidance, compensation expense includes costs for all non-vested share-based awards classified as equity at their grant date fair value amortized over the respective vesting periods, which may be reduced for retirement-eligible recipients, on the straight-line method. The grant-date fair value of equity-classified share-based awards with immediate vesting is also included in Compensation and benefits expense. Legg Mason determines the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based performance grants, which are valued with a Monte Carlo option-pricing model. Legg Mason also determines the fair value of option-like affiliate management equity plan grants using the Black-Scholes option-pricing model, subject to any post-vesting illiquidity discounts. See Note 11 for additional information regarding stock-based compensation.

Earnings Per Share
Basic earnings per share attributable to Legg Mason, Inc. shareholders ("EPS") is calculated by dividing Net Income (Loss) Attributable to Legg Mason, Inc. (adjusted by removing earnings allocated to participating securities) by the weighted-average number of shares outstanding, which excludes participating securities. Legg Mason has issued to employees restricted stock and restricted stock units that are deemed to be participating securities prior to vesting, because the related unvested restricted shares/units entitle their holder to nonforfeitable dividend rights. In this circumstance, accounting guidance requires a “two-class method” for EPS calculations that excludes earnings (potentially both distributed and undistributed) allocated to participating securities and does not allocate losses to participating securities.

Diluted EPS is similar to basic EPS, but the effect of potential common shares is included in the calculation unless the potential common shares are antidilutive. For periods with a net loss, potential common shares other than participating securities, are considered antidilutive and are excluded from the calculation.

See Note 12 for additional discussion of EPS.

Restructuring Costs
As further discussed in Note 2, Legg Mason restructured The Permal Group, Ltd. ("Permal") for the combination with EnTrust Capital ("EnTrust"). The costs associated with this restructuring primarily related to employee termination benefits, including severance and retention incentives, which were recorded as Transition-related compensation in the Consolidated Statement of Income (Loss), and charges for consolidating leased office space, which were recorded as Occupancy in the Consolidated Statement of Income (Loss).

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
Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income (Loss) includes the share of net income (loss) of the respective subsidiary allocated to the minority interest holders.

See Note 14 for additional information regarding noncontrolling interests.

Related Parties
For its services to sponsored investment funds, Legg Mason earns management fees, incentive fees, distribution and service fees, and other revenue and incurs distribution and servicing and other expenses, as disclosed in the Consolidated Statements of Income (Loss). Sponsored investment funds are deemed to be affiliated entities under the related party definition in relevant accounting guidance.

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

In August and November 2016, the FASB updated the guidance on the classification of certain cash receipts, cash payments and restricted cash in the statement of cash flows. The updated guidance addresses the reporting classification of several specific cash flow items, including restricted cash, debt prepayment or extinguishment costs, contingent consideration payments, and distributions received from equity method investees, with the objective of reducing diversity in practice where no specific guidance exists, or current guidance is unclear. The updated guidance will be effective in fiscal 2019, with the option for early adoption. Legg Mason is currently evaluating the impact of its adoption.

In March 2016, the FASB updated the guidance on stock-based compensation accounting. The updated guidance simplifies several aspects of accounting for stock-based compensation including the income tax consequences, classification criteria for awards as either equity or liabilities, and classification of related amounts in statements of cash flows. The guidance will be effective in fiscal 2018. In accordance with the updated guidance, Legg Mason will record a cumulative-effect adjustment of approximately $22,600 as an increase to both deferred tax assets and Retained earnings on the Consolidated Balance Sheet as of April 1, 2018 for tax benefits that were not previously recognized due to Legg Mason's cumulative tax loss position. The updated guidance requires all excess tax benefits and deficiencies to be recognized as discrete items in Income tax provision in the Consolidated Statements of Income (Loss) in the reporting period in which they occur, thereby increasing the volatility of the Income tax provision as a result of fluctuations in Legg Mason's stock price. Legg Mason expects to record a related discrete income tax expense of approximately $2,500 during the first quarter of fiscal 2018 for vested stock awards with a grant date exercise price higher than the vesting date stock prices.

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

In May 2014, the FASB updated the guidance on revenue recognition. The updated guidance provides a single, comprehensive revenue recognition model for all contracts with customers, improves comparability and removes inconsistencies in revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance also requires comprehensive disclosures about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments made in applying the guidance. In March 2016, the FASB further updated the revenue guidance on determining whether to report revenue on a gross versus net basis. The updated guidance clarifies how entities evaluate principal versus agent aspects of the revenue recognition guidance issued in May 2014. The evaluation will require entities to identify all goods or services to be provided to the customer, and determine whether they obtain control of the good or service before it is transferred to the customer, where control would suggest a principal relationship, which would be accounted for on a gross basis. Legg Mason is currently reviewing its revenue contracts, and does not anticipate any significant changes to current revenue recognition practices, except as follows. Legg Mason may be required to recognize longer-term performance and incentive fees subject to clawback when clawback is not reasonably possible, which is earlier than under its current revenue recognition process, which defers recognition until all contingencies are resolved. Additionally, Legg Mason is evaluating whether certain separate account commissions currently expensed when paid meet the criteria for capitalization and amortization. Legg Mason is also evaluating whether revenue-related costs currently recorded on a gross presentation will be recorded on a net presentation, or vice versa. The evaluation is ongoing, and Legg Mason has not determined the ultimate impact of the adoption or the transition method to be used upon adoption, which is effective for Legg Mason on April 1, 2018.

2. ACQUISTIONS AND DISPOSITIONS

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

Costs incurred in connection with the acquisition of EnTrust were $7,046 and $3,492 during the years ended March 31, 2017 and 2016, respectively.

The financial results of EnTrust included in Legg Mason's consolidated financial results for the year ended March 31, 2017, include revenues of $115,327 and currently does not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

In connection with the combination, Legg Mason incurred total charges for restructuring and transition costs of $85,081 through March 31, 2017, which includes $41,785 recognized during the year ended March 31, 2017. These costs were primarily comprised of charges for employee termination benefits, including severance and retention incentives, which were recorded as Transition-related compensation, in the Consolidated Statements of Income (Loss), and real estate related charges, which were recorded as Occupancy, in the Consolidated Statements of Income (Loss). While the combination is substantially complete, Legg Mason expects to incur additional costs totaling $5,000 to $6,000 during fiscal 2018 and 2019.

The table below presents a summary of changes in the restructuring and transition-related liability from December 31, 2015 through March 31, 2017, and cumulative charges incurred to date:

	Compensation	Other		Total
Balance as of December 31, 2015	$—	$—		$—
Accrued charges	31,581	9,981	(1)	41,562
Payments	(21,938)	(2,097)		(24,035)
Balance as of March 31, 2016	9,643	7,884		17,527
Accrued charges	22,891	11,075	(1)	33,966
Payments	(29,211)	(12,408)		(41,619)
Balance as of March 31, 2017	$3,323	$6,551		$9,874
Non-cash charges(2)
Year ended March 31, 2016	$591	$1,143		$1,734
Year ended March 31, 2017	4,423	3,396		7,819
Total	$5,014	$4,539		$9,553

Cumulative charges incurred through March 31, 2017	$59,486	$25,595		$85,081

(1)	Includes lease loss reserve for space permanently abandoned of $9,069 for the year ended March 31, 2017, and $7,212 for the year ended March 31, 2016.

(2)	Includes stock-based compensation expense and accelerated fixed asset depreciation.

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

In connection with the transaction, Legg Mason also implemented an affiliate management equity plan for the management team of Clarion Partners, which resulted in a non-cash charge of $15,200 in the three months ended June 30, 2016. See Note 11 for additional information related to the Clarion Partners management equity plan.

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

In addition to the previously discussed charge of $15,200 incurred in connection with the implementation of the Clarion Partners management equity plan, during the years ended March 31, 2017 and 2016, there were $10,757 and $2,807, respectively, of costs incurred in connection with the acquisition of Clarion Partners.

The financial results of Clarion Partners included in Legg Mason's consolidated financial results for the year ended March 31, 2017, include revenues of $249,468 and currently does not have a material impact to Net Income (Loss) Attributable to Legg Mason, Inc.

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

	Years Ended March 31,
	2017	2016
Revenues	$2,904,253	$2,977,612
Net Income (Loss) Attributable to Legg Mason, Inc.	272,985	(79,347)
Net Income (Loss) Per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	$2.63	$(0.74)
Diluted	$2.62	$(0.74)

RARE Infrastructure Limited
On October 21, 2015, Legg Mason acquired a majority equity interest in RARE Infrastructure Limited ("RARE Infrastructure"). RARE Infrastructure specializes in global listed infrastructure security investing, is headquartered in Sydney, Australia, and had approximately $6,800,000 in AUM at the closing of the transaction. Under the terms of the related transaction agreements, Legg Mason acquired a 75% ownership interest in the firm, the firm's management team retained a 15% equity interest and The Treasury Group (subsequently renamed Pacific Current Group), a continuing minority owner, retained 10%. The acquisition required an initial cash payment of $213,739 (using the foreign exchange rate as of October 21, 2015 for the 296,000 Australian dollar payment), which was funded with approximately $40,000 of net borrowings under the Company's previous revolving credit facility, as well as existing cash resources. In August 2015, Legg Mason executed a currency forward contract to economically hedge the risk of movement in the exchange rate between the U.S. dollar and the Australian dollar in which the initial cash payment was denominated. This currency forward contract was closed in October 2015. See Note 15 for additional information regarding derivatives and hedging. In addition, contingent consideration may be due March 31, 2018, aggregating up to $81,063 (using the foreign exchange rate as of

March 31, 2017, for the maximum 106,000 Australian dollar amount per the related agreements), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. The transaction also provided for a potential contingent payment as of March 31, 2017, however no such payment was due based on relevant net revenue targets.

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

During the year ended March 31, 2017, the amortizable intangible asset management contracts asset was impaired by $18,000. See Note 5 for additional information.

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

The contingent consideration liability established at closing had an acquisition date fair value of $25,000 (using the foreign exchange rate as of October 21, 2015). As of March 31, 2017, the fair value of the contingent consideration liability was $17,444, a decrease of $9,701 from March 31, 2016. During the year ended March 31, 2017, reductions in projected AUM and revenues resulted in a $10,000 reduction in the estimated contingent consideration liability, recorded as a credit to Other operating expense in the Consolidated Statement of Income (Loss). The reduction was offset in part by an increase of $299 attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, and accretion. The contingent consideration liability is recorded at an entity with an Australian dollar functional currency, such that related changes in the exchange rate do not impact net income (loss). Of the total contingent consideration liability, $7,791 is included in current Contingent consideration in the Consolidated Balance Sheet as of March 31, 2017, with the remaining $9,653 included in non-current Contingent consideration.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income (Loss) would not have been materially different. The financial results of RARE Infrastructure included in Legg Mason's consolidated financial results for the year ended March 31, 2016, include revenues of $18,420 and did not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

See Note 18 regarding the aggregate $34,000 impairment of the RARE Infrastructure amortizable asset management contracts asset and trade name indefinite-life intangible asset and an $11,500 reduction in the estimated contingent consideration liability subsequent to March 31, 2017.

Martin Currie (Holdings) Limited
On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited ("Martin Currie"), an international equity specialist based in the United Kingdom. The acquisition required an initial payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125,000 contract amount), which was funded from existing cash. In addition, a contingent consideration payment may be due March 31 following the third anniversary of closing, aggregating up to approximately $407,403 (using the foreign exchange rate as of March 31, 2017 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics at March 31, 2018, as specified in the share purchase agreement. The agreement also provided for potential first and second anniversary contingent payments as of March 31, 2016 and 2017, respectively, however no such payments were due based on relevant financial metrics.

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

The contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of March 31, 2017, the fair value of the contingent consideration liability was $12,018, a decrease of $29,204 from March 31, 2016. During the year ended March 31, 2017, reductions in projected AUM and performance fees resulted in a $25,000 reduction in the estimated contingent consideration liability, recorded as a credit to Other operating expense in the Consolidated Statement of Income (Loss). The remaining decrease of $4,204 was attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, net of accretion. The contingent consideration liability was included in current Contingent consideration in the Consolidated Balance Sheet as of March 31, 2017, and recorded at an entity with a British pound functional currency, such that related changes in the exchange rate do not impact net income (loss).

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan with assets held in a separate trustee-administered fund. Plan assets are measured at fair value and comprised of 65% equities (Level 1) and 35% bonds (Level 2) as of March 31, 2017, and 60% equities (Level 1) and 40% bonds (Level 2) as of March 31, 2016. Assumptions used to determine the expected return on plan assets targets a 60% / 40% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high quality bond in the local U.K. market and currency. There were no significant concentrations of risk in plan assets as of March 31, 2017. The most recent actuarial valuation was performed as of May 31, 2013, which was updated through the acquisition and at subsequent balance sheet dates. Accrual of service credit under the plan ceased on October 3, 2014. Legg Mason uses the corridor approach to account for this plan. Under the corridor approach, actuarial gains and losses on plan assets and liabilities are deferred and reported as Other comprehensive income (loss). However, if at the beginning of the next fiscal year, the actuarial gains and losses exceed 10% of the greater of the fair value of the plan assets or the plan benefit obligation, the excess will be amortized as Compensation expense over the recovery period of 15 years.

The resulting net benefit obligation, comprised as follows, is included in the March 31, 2017 and 2016, Consolidated Balance Sheets as Other non-current liabilities:

	2017	2016
Fair value of plan assets (at 5.4% and 5.2%, respectively, expected weighted-average long-term return)	$59,623	$57,253
Benefit obligation (at 2.7% and 3.6%, respectively, discount rate)	(97,137)	(90,010)
Unfunded status (excess of benefit obligation over plan assets)	$(37,514)	$(32,757)

The change in the benefit obligation is summarized below:

	Years ended March 31,
	2017	2016
Beginning benefit obligation	$90,010	$98,110
Interest costs	2,904	3,268
Actuarial (gain) loss	18,308	(6,922)
Benefits paid	(1,946)	(1,524)
Exchange rate changes	(12,139)	(2,922)
Ending benefit obligation	$97,137	$90,010

The change in plan assets is summarized below:

	Years ended March 31,
	2017	2016
Beginning plan assets	$57,253	$59,404
Actual return on plan assets	10,019	(984)
Employer contributions	1,945	2,262
Benefits paid	(1,946)	(1,524)
Exchange rate changes	(7,648)	(1,905)
Ending plan assets	$59,623	$57,253

For the years ended March 31, 2017 and 2016, a net periodic benefit cost of $93 and $92, respectively, was included in Compensation and benefits expense in the Consolidated Statements of Income (Loss).

The components of the net periodic loss (gain) for the years ended March 31, 2017 and 2016, are as follows:

	2017	2016
Interest costs	$2,904	$3,268
Expected return on plan assets	(2,811)	(3,176)
Net periodic benefit cost	$93	$92

Net actuarial losses of $16,681 and $6,821 were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheets at March 31, 2017 and 2016, respectively.

As of March 31, 2017, the plan expects to make benefit payments over the next 10 fiscal years as follows:

2018	$916
2019	1,114
2020	1,099
2021	1,346
2022	1,771
2023 - 2027	11,381

The contingent consideration payments may provide some funding of the net plan benefit obligation, through a provision of the share purchase agreement requiring certain amounts to be paid to the plan. Any contingent consideration payments to the plan are based on determination of the plan benefit obligation under local technical provisions utilized by the plan trustees.

The Pensions Regulator in the U.K. ("the Regulator"), is reviewing the pension plan's current structure and funding status. While the review is still in process, the Regulator has expressed certain concerns that plan transactions effected around the acquisition closing were detrimental to the plan. While Martin Currie and the trustees of the pension plan dispute the Regulator's concerns, they are cooperating with the Regulator on a revised plan structure, which will likely result in certain changes to the plan structure, including additional guarantees and potential accelerated funding of a portion of the plan's benefit obligations. Absent funding from contingent consideration payments or any requirement from the Regulator for additional payments or guarantees, Martin Currie expects to contribute $1,880 to the plan during the year ended March 31, 2018.

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

Other
In December 2015, Martin Currie acquired certain assets of PK Investment Management, LLP ("PK Investments"), a London based equity manager, for an initial cash payment of $4,981 and an estimated contingent payment of $2,507 due on December 31, 2017. The amount of any ultimate contingent payment will be based on certain financial metrics. The initial cash payment was funded with existing cash resources. In connection with the acquisition, Legg Mason recognized indefinite-life intangible fund management contracts and goodwill of $6,619 and $827, respectively.

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

As of March 31, 2017, the fair value of the contingent consideration liability was $4,841, a decrease of $8,908 from March 31, 2016, which reflects the payment discussed above, offset in part by accretion. In addition, during the year ended March 31, 2017, a reduction in projected net revenue resulted in a $2,500 reduction in the estimated contingent consideration liability, recorded as a credit to Other operating expense in the Consolidated Statement of Income (Loss). The contingent consideration liability was included in non-current Contingent consideration in the Consolidated Balance Sheet as of March 31, 2017.

Legg Mason integrated two existing affiliates, Batterymarch and Legg Mason Global Asset Allocation, into QS Investors to capture synergies and leverage the best capabilities of each entity. In connection with the integration, total charges for restructuring and transition costs of $38,404 were recognized through the completion of the plan in March 31, 2015, which includes $35,846 for the year ended March 31, 2015, primarily recorded in Compensation and benefits in the Consolidated Statements of Income (Loss). These costs were primarily comprised of charges for employee termination benefits, including severance and retention incentives, as well as real estate related charges. Any additional charges related to the integration are not expected to be material.

The table below presents a summary of changes in the restructuring and transition-related liability from December 31, 2013 through March 31, 2017, and cumulative charges incurred through the completion of the plan in fiscal 2015:

	Compensation	Other		Total
Balance as of December 31, 2013	$—	$—		$—
Accrued charges	2,161	111		2,272
Balance as of March 31, 2014	2,161	111		2,272
Accrued charges	22,897	9,720	(1)	32,617
Payments	(24,658)	(3,940)		(28,598)
Balance as of March 31, 2015	400	5,891		6,291
Payments	(400)	(2,148)		(2,548)
Balance as of March 31, 2016	—	3,743		3,743
Payments	—	(1,522)		(1,522)
Balance as of March 31, 2017	$—	$2,221		$2,221
Non-cash charges(2)
Year ended March 31, 2014	$—	$286		$286
Year ended March 31, 2015	1,659	1,570		3,229
Total	$1,659	$1,856		$3,515

Cumulative charges incurred through March 31, 2015	$26,717	$11,687		$38,404

(1)	Includes lease loss reserve of $6,760 for space permanently abandoned.

(2)	Includes stock-based compensation expense and accelerated fixed asset depreciation.

Financial Guard, LLC
On August 17, 2016, Legg Mason acquired 82% of the equity interests in Financial Guard, LLC ("Financial Guard"), an online registered investment advisor and technology-enabled wealth management and investment advice platform. The acquisition required an initial cash payment, which was funded with existing cash resources, and a contingent payment of up to $3,000 based on certain metrics within the first year after the acquisition. In connection with the acquisition, Legg Mason recognized certain business assets and goodwill of $11,995. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two year period following the acquisition, of which $1,250 has been paid as of March 31, 2017. During the year ended March 31, 2017, the $2,000 estimated contingent consideration recorded at acquisition was reduced to zero.

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

Legg Mason accounts for its investment in Precidian, which is included in Other assets in the Consolidated Balance Sheet as of March 31, 2017 and 2016, under the equity method of accounting.

Fauchier Partners Management, Limited
On March 13, 2013, Permal acquired all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a European based manager of funds-of-hedge funds. The initial purchase price was a cash payment of $63,433, which was funded from existing cash resources. In May 2015, Legg Mason paid contingent consideration of $22,765 for the second anniversary payment. The agreement also provided for a potential fourth anniversary contingent consideration payment, however, no such payment was due based on relevant financial metrics and no additional contingent consideration will be paid in connection with this acquisition.

Dispositions
On December 23, 2016 and March 31, 2017, Legg Mason sold all of its ownership interests in each of a small equity advisor in Poland and a small Boston-based private equity advisor. Also, on February 24, 2017, Legg Mason liquidated its share of a small equity advisory joint venture. Net proceeds from these transactions were $19,469 and the transactions did not have a material impact on Legg Mason's consolidated financial condition or results of operations.

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

Effective April 1, 2016, Legg Mason adopted updated accounting guidance on fair value measurement which removed both the requirement to categorize within the fair value hierarchy and the requirement to provide related sensitivity disclosures for all investments for which fair value is measured using NAV as a practical expedient. The amount of these investments is disclosed separately in the following tables as a reconciling item between investments included in the fair value hierarchy and investments reported in the Consolidated Balance Sheets. The updated guidance was adopted on a retrospective basis, therefore, the investment amounts for which fair value is measured using NAV as a practical expedient have been removed from the fair value hierarchy for all periods presented.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of March 31, 2017
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$403,585	$—	$—	$—	$403,585
Time deposits and other	—	35,835	—	—	35,835
Total cash equivalents	403,585	35,835	—	—	439,420
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	141,025	75,275	—	4,373	220,673
Other(3)	39,177	2,724	—	11	41,912
Trading investments relating to long-term incentive compensation plans(4)	150,576	—	—	327	150,903
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(5)
Seed capital investments	—	2,502	—	—	2,502
Investments related to long-term incentive compensation plans	—	—	1,337	6,292	7,629
Total current investments(6)	330,778	80,501	1,337	11,003	423,619
Equity method investments in partnerships and LLCs:(6)(8)
Seed capital investments(6)	—	—	752	22,712	23,464
Seed capital investments in real estate funds	—	—	26,909	—	26,909
Other proprietary fund products	—	—	1,646	15,617	17,263
Investments in partnerships and LLCs:(7)
Seed capital investments	—	—	—	3,440	3,440
Investments related to long-term incentive compensation plans	—	—	9,315	—	9,315
Other proprietary fund products	—	99	1,825	—	1,924
Derivative assets(7)(8)	2,718	—	—	—	2,718
Other investments(7)	—	—	113	—	113
Total	$737,081	$116,435	$41,897	$52,772	$948,185
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(36,810)	$—	$(36,810)
Derivative liabilities(7)	(4,522)	—	—	—	(4,522)
Total	$(4,522)	$—	$(36,810)	$—	$(41,332)

	As of March 31, 2016
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$1,057,916	$—	$—	$—	$1,057,916
Time deposits and other	—	35,265	—	—	35,265
Total cash equivalents	1,057,916	35,265	—	—	1,093,181
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	205,608	102,021	3	18,304	325,936
Other(3)	65,112	2,331	—	21	67,464
Trading investments relating to long-term incentive compensation plans(4)	105,568	—	—	996	106,564
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(5)
Seed capital investments	1,329	7,575	—	—	8,904
Investments related to long-term incentive compensation plans	—	—	—	6,467	6,467
Total current investments(6)	377,617	111,927	3	25,788	515,335
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments	—	—	627	19,812	20,439
Other proprietary fund products	—	—	—	9,434	9,434
Investments in partnerships and LLCs:(7)
Investments related to long-term incentive compensation plans	—	—	7,501	—	7,501
Other proprietary fund products	—	—	4,807	3,124	7,931
Derivative assets(7)(8)	1,051	7,599	—	—	8,650
Other investments(7)	—	—	83	—	83
Total	$1,436,584	$154,791	$13,021	$58,158	$1,662,554
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(84,585)	$—	$(84,585)
Derivative liabilities(8)	(18,079)	—	—	—	(18,079)
Total	$(18,079)	$—	$(84,585)	$—	$(102,664)

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

(2)
Trading investments of proprietary fund products and other trading investments consist of approximately 79% and 21% equity and debt securities, respectively, as of March 31, 2017, and approximately 68% and 32% equity and debt securities, respectively, as of March 31, 2016.

(3)	Includes $26,854 and $54,392 in noncontrolling interests associated with consolidated seed investment products as of March 31, 2017 and 2016, respectively.

(4)
Primarily mutual funds where there is minimal market risk to the Company as any change in value is primarily offset by an adjustment to compensation expense and related deferred compensation liability.

(5)
Certain of Legg Mason's equity method investments are investment companies that record underlying investments at fair value. Therefore, the fair value of these investments is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee. Other equity method investments are excluded from the tables above.

(6)	Excludes $28,300 and $13,641 of seed capital as of March 31, 2017, and 2016, respectively, which is related to Legg Mason's investments in CIVs. See Note 17.

(7)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(8)	See Note 15.

(9)	See Note 2 and Note 8.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had seed capital investments in proprietary fund products, which totaled $305,288 and $368,920, as of March 31, 2017 and 2016, respectively, which are substantially comprised of investments in 57 funds and 63 funds, respectively, that are individually greater than $1,000, and together comprise over 90% of the total seed capital investments at each period end.

See Notes 1 and 17 for information regarding the determination of whether investments in proprietary fund products represent VIEs and consolidation.
The net realized and unrealized gain (loss) for investment securities classified as trading was $44,534, $(27,654), and $10,545 for the years ended March 31, 2017, 2016, and 2015, respectively.
The net unrealized gains (losses) relating to trading investments still held as of the reporting dates were $32,862, $(35,111), and $(10,858) for the years ended March 31, 2017, 2016, and 2015, respectively.

The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the years ended March 31, 2017 and 2016, are presented in the tables below:

	Balance as of March 31, 2016	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of March 31, 2017
Assets:
Trading investments of seed capital investments in proprietary fund products	$3	$—	$—	$(3)	$—	$—	$—
Equity method investments relating to long-term incentive compensation plans	—	3,334	—	(2,194)	—	197	1,337
Equity method investments in partnerships and LLCs:
Seed capital investments	627	—	—	—	—	125	752
Seed capital investments in real estate funds	—	26,130	—	(1,216)	—	1,995	26,909
Other proprietary fund products	—	—	—	—	—	1,646	1,646
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	7,501	1,814	—	—	—	—	9,315
Other proprietary fund products	4,807	—	—	(3,001)	—	19	1,825
Other investments	83	—	—	—	—	30	113
	$13,021	$31,278	$—	$(6,414)	$—	$4,012	$41,897
Liabilities:
Contingent consideration liabilities	$(84,585)	$(2,000)	n/a	$6,587	n/a	$43,188	$(36,810)
n/a - not applicable

	Balance as of March 31, 2015	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of March 31, 2016
Assets:
Trading investments of seed capital investments in proprietary fund products	$2	$1	$—	$—	$—	$—	$3
Equity method investments in partnerships and LLCs:
Seed capital investments	734	—	—	—	—	(107)	627
Other	7,526	—	(5,352)	(1,853)	—	(321)	—
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	5,595	1,906	—	—	—	—	7,501
Other proprietary fund products	10,027	—	—	(5,820)	—	600	4,807
Other investments	77	—	—	—	—	6	83
	$23,961	$1,907	$(5,352)	$(7,673)	$—	$178	$13,021
Liabilities:
Contingent consideration liabilities	$(110,784)	$(27,457)	n/a	$22,765	n/a	$30,891	$(84,585)
n/a - not applicable

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other non-operating income (expense), net, in the Consolidated Statements of Income (Loss). The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $45,099, $27,056, and $7,479 for the years ended March 31, 2017, 2016, and 2015, respectively.

There were no significant transfers between Level 1 and Level 2 during the years ended March 31, 2017 and 2016.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of March 31, 2017 and 2016, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of March 31, 2017
Category of Investment	Investment Strategy	March 31, 2017		March 31, 2016	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$18,537	(1)	$19,139	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	10,107		11,403	$20,000	n/a
Private equity funds	Long/short equity	17,612	(2)	20,471	7,236	Up to 12 years
Equity method	Long/short fixed income	6,292		6,467	n/a	n/a
Other	Various	224		678	n/a	Various (3)
Total		$52,772		$58,158	$27,236
n/a - not applicable

(1)	Liquidation restrictions: 1% daily redemption, 11% monthly redemption, 12% quarterly redemption, and 76% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 26% has a remaining term of less than one year and 74% has a remaining term of 15 years.

There are no current plans to sell any of these investments held as of March 31, 2017.

4. FIXED ASSETS

The following table reflects the components of fixed assets as of March 31:

	2017	2016
Equipment	$159,102	$150,259
Software	304,943	293,844
Leasehold improvements	204,551	199,354
Total cost	668,596	643,457
Less: accumulated depreciation and amortization	(508,934)	(480,152)
Fixed assets, net	$159,662	$163,305

Depreciation and amortization expense related to fixed assets was $54,023, $55,318, and $52,461 for the years ended March 31, 2017, 2016, and 2015, respectively. The expense includes accelerated depreciation and amortization of $2,688 and $4,147 for the years ended March 31, 2017 and 2016, respectively, primarily related to space vacated in connection with the restructuring of Permal for the combination with EnTrust, and $1,265 for the year ended March 31, 2015, primarily related to the integration of Batterymarch into QS Investors.

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

The following table reflects the components of intangible assets as of:

	March 31, 2017	March 31, 2016
Amortizable intangible asset management contracts and other
Cost	$408,025	$259,513
Accumulated amortization	(194,371)	(171,169)
Net(1)	213,654	88,344
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	—
EnTrustPermal fund management contracts(2)	596,404	334,104
Other fund management contracts	542,908	560,499
Trade names(1)	69,863	57,187
	3,820,726	3,058,141
Intangible assets, net	$4,034,380	$3,146,485

(1)
As of March 31, 2017, Amortizable intangible asset management contracts, net and Trade names include $92,844 and $23,100, respectively, related to the acquisition of Clarion Partners and $57,995 and $7,400, respectively, related to the acquisition of EnTrust. See Note 2 for additional information.

(2)
As of March 31, 2017, includes $262,300 related to the acquisition of EnTrust. As further discussed below, the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business was combined with the indefinite-life funds-of-hedge funds management contracts asset related to EnTrust as of March 31, 2017. See Note 2 for additional information regarding the EnTrust acquisition.

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

During the nine months ended December 31, 2016, revenues related to the RARE Infrastructure separate account contracts amortizable asset declined due to client withdrawals of AUM. Based on revised attrition estimates, the remaining useful life of the acquired contracts was decreased from 11 years to eight years at December 31, 2016. As a result of the client attrition, the related decline in revenues, and the revised estimate of the remaining useful life, the amortized carrying value of the management contracts asset was determined to exceed its fair value and an impairment charge of $18,000 was recorded during the year ended March 31, 2017. Management estimated the fair value of this asset based upon a discounted cash flow analysis using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected AUM growth/(attrition) rates of 7%/(13)% and a discount rate of 15.5%.

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
There were no other impairments to indefinite-life intangible assets, amortizable management contracts intangible assets, or goodwill as of December 31, 2016. Legg Mason also determined that no triggering events occurred as of March 31, 2017, that would require further impairment testing.

As of December 31, 2016, the assessed fair value of the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business exceeded the carrying value by 4%. As further discussed in Note 2, EnTrust has been combined with Permal to form EnTrustPermal, through common management, shared resources (including infrastructure, employees, and processes) and branding initiatives. Accordingly, after completing the annual impairment testing process as of December 31, 2016, the indefinite-life funds management contracts asset related to the EnTrust acquisition was combined with the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business. Legg Mason completed a qualitative impairment test for the combined asset and no impairment indicators were noted. The related carrying values and cash flows of the funds will continue to be aggregated for future impairment testing.

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

As of March 31, 2017, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 8.0 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

2018	$27,742
2019	27,742
2020	27,278
2021	27,278
2022	27,040
Thereafter	76,574
Total	$213,654

See Note 18 regarding the aggregate $34,000 impairment of the RARE Infrastructure amortizable asset management contracts asset and trade name indefinite-life intangible asset subsequent to March 31, 2017.

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2015	$2,501,410	$(1,161,900)	$1,339,510
Impact of excess tax basis amortization	(20,920)	—	(20,920)
Business acquisitions(1)	163,110	—	163,110
Changes in foreign exchange rates and other	(2,184)	—	(2,184)
Balance as of March 31, 2016	2,641,416	(1,161,900)	1,479,516
Impact of excess tax basis amortization	(20,818)	—	(20,818)
Business acquisitions (dispositions), net(1)	491,835	—	491,835
Changes in foreign exchange rates and other	(25,644)	—	(25,644)
Balance as of March 31, 2017	$3,086,789	$(1,161,900)	$1,924,889
(1) See Note 2 for additional information.
Legg Mason recognizes the tax benefit of the amortization of excess tax benefit related to the CAM acquisition. In accordance with accounting guidance for income taxes, the tax benefit is recorded as a reduction of goodwill and deferred tax liabilities as the benefit is realized.

6. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings
On December 29, 2015, Legg Mason entered into an unsecured credit agreement which provided for a $1,000,000 multi-currency revolving credit facility. On March 31, 2017, the unsecured credit agreement was amended to reduce the amount available under the revolving credit facility from $1,000,000 to $500,000. The revolving credit facility may be increased by an aggregate amount of up to $500,000, subject to the approval of the lenders, expires in December 2020, and can be repaid at any time. This revolving credit facility is available to fund working capital needs and for general corporate purposes.

In May 2016, Legg Mason borrowed $460,000 under its revolving credit facility to finance the acquisition of EnTrust and to replenish cash used to complete the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015, as further discussed in Note 2. In December 2015, Legg Mason borrowed $40,000 under this revolving credit facility, which remained outstanding as of March 31, 2016. The proceeds were used to repay the $40,000 of outstanding borrowings under its previous revolving credit facility, which were drawn in October 2015 to partially finance the acquisition of RARE Infrastructure. This previous $500,000 revolving credit facility and $250,000 incremental borrowing facility were terminated effective upon the repayment.

As further discussed below, in August 2016, Legg Mason issued $500,000 of 5.45% Junior Subordinated Notes due 2056 (the "5.45% 2056 Notes"), the net proceeds of which, together with existing cash resources, were used to repay the $500,000 of then outstanding borrowings under the revolving credit facility. There were no borrowings outstanding under the revolving credit facility as of March 31, 2017.

The revolving credit facility has an interest rate of the monthly Eurocurrency Rate plus 125 basis points and an annual commitment fee of 17.5 basis points. Interest is payable at least quarterly on any amounts outstanding under the revolving credit facility and the interest rate may change in the future based on changes in Legg Mason's credit ratings. The revolving credit facility has standard financial covenants. These covenants include: maximum net debt to EBITDA ratio (as defined in the documents), which was modified in March 2017, of 3.5 to 1 for the period from January 1, 2017 through and including March 31, 2018, and 3.0 to 1 thereafter; and minimum EBITDA to interest ratio (as defined in the documents) of 4.0 to 1. As of March 31, 2017, Legg Mason's net debt to EBITDA ratio was 2.6 to 1 and EBITDA to interest expense ratio was 5.7 to 1, and therefore, Legg Mason has maintained compliance with the applicable covenants.

As of March 31, 2017 and 2016, Legg Mason had $500,000 and $960,000, respectively, of undrawn revolving credit facility capacity.

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

Prior to its termination in August 2016, the swap settled monthly and during the year ended March 31, 2017, $764 was reclassified from Accumulated other comprehensive loss, net, to Interest expense. Until the swap was terminated, the original terms and conditions of the hedged instruments were unchanged and the swap was an effective cash flow hedge.

Long-term debt
Long-term debt, net, consists of the following:

	March 31, 2017					March 31, 2016
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Unamortized Debt Issuance Costs	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$252,980	$(4,059)	$250	$829	$250,000	$256,055
3.95% Senior Notes due July 2024	248,265	—	332	1,403	250,000	248,028
4.75% Senior Notes due March 2026	446,812	—	—	3,188	450,000	447,030
5.625% Senior Notes due January 2044	547,861	—	(3,274)	5,413	550,000	547,781
6.375% Junior Notes due March 2056	242,054	—	—	7,946	250,000	242,091
5.45% Junior Notes due September 2056	483,895	—	—	16,105	500,000	—
Total	$2,221,867	$(4,059)	$(2,692)	$34,884	$2,250,000	$1,740,985

In August 2016, Legg Mason issued $500,000 of 5.45% 2056 Notes, the net proceeds of which, together with cash on hand, were used to repay the total $500,000 of then outstanding borrowings under its revolving credit facility, as previously discussed.

In March 2016, Legg Mason issued $450,000 of 2026 Notes and $250,000 of 6.375% 2056 Notes. Legg Mason used the net proceeds of these offerings to finance the acquisitions of EnTrust in May 2016 and Clarion Partners in April 2016, as further discussed in Note 2.

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

On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap was used to effectively convert the 2019 Notes from fixed rate debt to floating rate debt and had identical terms as the underlying debt being hedged. The related hedging gains and losses offset one another and resulted in no net income or loss impact. The swap had a five-year term, and was scheduled to mature on July 15, 2019. On April 21, 2016, the fair value hedge swap was terminated for a cash receipt of $6,500, and the related fair value hedge adjustment is being amortized as Interest expense over the remaining life of the debt. During the year ended March 31, 2017, $1,804 was amortized and recorded as Interest expense in the Consolidated Statements of Income (Loss).

During the years ended March 31, 2016 and 2015, $2,137 and $5,462 was recorded as Other income (gain on hedging activity) in the Consolidated Statements of Income (Loss), which reflects a gain on hedging activity related to the fair value adjustment on the derivative asset. Also, during the years ended March 31, 2016 and 2015, $2,137 and $5,462 was recorded as Other expense (loss on hedging activity) in the Consolidated Statements of Income (Loss), which reflects a loss on hedging activity related to the fair value adjustment on the debt. The swap payment dates coincided with the debt payment dates on July 15 and January 15. The related receipts/payments by Legg Mason were recorded as Interest expense in the Consolidated Statements of Income (Loss). Until the swap was terminated on April 21, 2016, the original terms and conditions of the hedged instruments were unchanged and the swap was an effective fair value hedge.

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

4.75% Senior Notes due March 2026
The $450,000 2026 Notes were sold at a discount of $207. The 2026 Notes can be redeemed in part or in aggregate at the greater of the related principal amount at the time of redemption or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.45%, together with any related accrued and unpaid interest.

5.625% Senior Notes due January 2044
In January 2014, Legg Mason issued $400,000 of 2044 Notes, sold at a discount of $6,260, which is being amortized to interest expense over the 30-year term. An additional $150,000 of 2044 Notes were issued in June 2014 and were sold at a premium of $9,779, which is also being amortized to interest expense over the 30-year term. All of the 2044 Notes can be redeemed at any time prior to their scheduled maturity in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.30%, together with any related accrued and unpaid interest.

6.375% Junior Subordinated Notes due March 2056
The $250,000 6.375% 2056 Notes were issued at 100% of the principal amount. The 6.375% 2056 Notes rank junior and subordinate in right of payment to all of Legg Mason's current and future senior indebtedness. Prior to March 15, 2021, the 6.375% 2056 Notes can be redeemed in aggregate, but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if called for a tax event (as defined), or 102% of the principal amount, plus any accrued and unpaid interest, if called for a rating agency event (as defined). On or after March 15, 2021, the 6.375% 2056 Notes can be redeemed in aggregate or in part, at 100% of the principal amount, plus any related accrued and unpaid interest.

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

As of March 31, 2017, $250,000 of long-term debt matures in fiscal 2020, and $2,000,000 matures after fiscal 2022.

7. INCOME TAXES

The components of income (loss) before income tax provision are as follows:

	2017	2016	2015
Domestic	$308,751	$245,046	$249,380
Foreign	62,127	(270,264)	118,613
Total	$370,878	$(25,218)	$367,993

The components of income tax expense (benefit) are as follows:

	2017	2016	2015
Federal	$68,336	$87,166	$95,499
Foreign	2,535	(71,828)	20,365
State and local	13,304	(7,646)	9,420
Total income tax provision	$84,175	$7,692	$125,284

Current	$26,371	$15,419	$24,897
Deferred	57,804	(7,727)	100,387
Total income tax provision	$84,175	$7,692	$125,284

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate is as follows:

	2017	2016	2015
Tax provision at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit(1)	2.3	43.2	4.0
Uncertain tax benefits	1.3	41.8	1.8
Effect of foreign tax rates(2)	(3.9)	(172.5)	(4.8)
Changes in U.K. tax rates on deferred tax assets and liabilities	(1.1)	33.2	—
Net (income) loss attributable to noncontrolling interests	(5.4)	(15.6)	(0.5)
Change in valuation allowances(3)	1.6	(33.9)	(2.7)
Federal effect of permanent tax adjustments	(0.5)	39.1	1.7
Holding company restructuring(4)	(5.0)	—	—
Other, net	(1.6)	(0.8)	(0.5)
Effective income tax rate	22.7%	(30.5)%	34.0%

(1)	State income taxes include changes in valuation allowances related to change in apportionment and provision to return differences, net of the impact on related deferred tax assets.

(2)
The effect of foreign tax rates for fiscal 2017 and 2016 includes a $2,890 and $66,780, respectively, tax benefit for non-cash impairment charges related to the intangible assets of the Permal business, as further discussed in Note 5.

(3)	See schedule below for the change in valuation allowances by jurisdiction.

(4)
In fiscal 2017, as part of a larger strategic initiative, Legg Mason restructured certain of its holding company businesses, which increased the amount of foreign tax credits available for utilization.

In November 2015, the U.K. Finance Bill 2015 was enacted, which reduced the main U.K. corporate tax rate from 20% to 19% effective April 1, 2017, and to 18% effective April 1, 2020. In September 2016, the U.K. Finance Act 2016 was enacted, which further reduced the main U.K. corporate tax rate effective on April 1, 2020 to 17%. The reductions in the U.K. corporate tax rate resulted in tax benefits of $4,055 and $8,383, recognized in fiscal 2017 and 2016, respectively, as a result of the revaluation of deferred tax assets and liabilities at the new rates.

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

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. A summary of Legg Mason's deferred tax assets and liabilities are as follows:

	2017	2016
DEFERRED TAX ASSETS
Accrued compensation and benefits	$221,895	$185,311
Accrued expenses	46,311	50,865
Operating loss carryforwards	246,614	273,133
Capital loss carryforwards	6,183	3,121
Foreign tax credit carryforward	283,746	258,486
Federal benefit of uncertain tax positions	13,421	12,290
Mutual fund launch costs	25,292	30,234
Martin Currie defined benefit pension liability	5,293	5,896
Charitable contributions carryforwards	814	4,552
Net unrealized losses from investments	—	4,389
Other	—	5,181
Deferred tax assets	849,569	833,458
Valuation allowance	(71,063)	(79,476)
Deferred tax assets after valuation allowance	$778,506	$753,982

DEFERRED TAX LIABILITIES
Basis differences, principally for intangible assets and goodwill	$20,339	$56,625
Depreciation and amortization	801,133	686,421
Net unrealized gains from investments	4,730	—
Basis differences in partnerships	75,653	64,525
Other	3,037	—
Deferred tax liabilities	904,892	807,571
Net deferred tax liabilities	$(126,386)	$(53,589)

Certain tax benefits associated with Legg Mason's employee stock plans are recorded directly in Stockholders' Equity. No tax benefit was recorded to equity in fiscal 2016 or 2015, due to the cumulative net operating loss position of the Company. As of March 31, 2017, the related unrecognized tax benefit aggregated $22,585. As further described in Note 1, upon the adoption of a new accounting standard effective April 1, 2018, this tax benefit will be recognized as an increase in deferred tax assets and Retained earnings on the Consolidated Balance Sheet.

Legg Mason has various loss and tax credit carryforwards that may provide future tax benefits. Related valuation allowances are established in accordance with accounting guidance for income taxes, if it is management's opinion that it is more likely than not that these benefits will not be realized. To the extent the analysis of the realization of deferred tax assets relies on deferred tax liabilities, Legg Mason has considered the timing, nature, and jurisdiction of reversals, including future increases relating to the tax amortization of goodwill and indefinite-life intangible assets, as well as planning strategies to measure and value the realizability of its deferred tax assets.

On April 13, 2016, Legg Mason acquired a majority ownership in Clarion Partners, which, as a partnership, creates a basis difference and a related deferred tax liability of $21,991.

On May 2, 2016, the Permal business was merged with EnTrust. As part of the transaction, Legg Mason paid cash and a 35% ownership in the Permal business for a 65% ownership in the new EnTrustPermal joint venture. As a result of the transaction, Legg Mason converted a portion of its Permal legacy business into a partnership which decreased the related deferred tax liability by $4,102.

Substantially all of Legg Mason's deferred tax assets relate to U.S. federal, state and U.K. taxing jurisdictions. As of March 31, 2017, U.S. federal deferred tax assets aggregated $731,636, realization of which is expected to require approximately

$3,700,000 of future U.S. earnings, of which $811,000 must be foreign sourced earnings. Based on estimates of future taxable income, using assumptions consistent with those used in Legg Mason's goodwill impairment testing, it is more likely than not that substantially all of the current federal tax benefits relating to net operating losses will be realizable. With respect to deferred tax assets relating to foreign tax credit carryforwards, it is more likely than not that tax benefits relating to the utilization of approximately $6,147 of foreign taxes as credits will not be realized and a valuation allowance has been established. Further, the Company's estimates and assumptions do not contemplate certain possible future changes in the ownership of Legg Mason stock, which, under the U.S. Internal Revenue Code, could limit the utilization of net operating loss and foreign tax credit benefits. Any such limitation would impact the timing or amount of net operating loss or foreign tax credit benefits ultimately realized before they expire.

As of March 31, 2017, the change in federal valuation allowances aggregated $11,133. Of the decrease in federal valuation allowances from the prior year, $10,413 relates to expiring foreign tax credits which have been reclassified to net operating losses. This was offset in part by additional valuation allowances of $1,308 related to foreign tax credits and $601 related to Martin Currie’s operating losses. There was also a decrease in the valuation allowance of $2,629 related to charitable contributions.

As of March 31, 2017, U.S. state deferred tax assets aggregated approximately $173,788. Due to limitations on utilization of net operating loss carryforwards and taking into consideration certain state tax planning strategies, the related valuation allowance of $29,075 was substantially established in prior years for state net operating loss benefits generated in certain jurisdictions in cases where it is more likely that these benefits will ultimately not be realized.

For foreign jurisdictions, the net increase in valuation allowances of $502 during fiscal 2017, primarily relates to statutory rate changes and revised estimates of the realization of deferred tax benefits.

The following deferred tax assets and valuation allowances relating to carryforwards have been recorded at March 31, 2017 and 2016, respectively.

	2017	2016	Expires Beginning after Fiscal Year
DEFERRED TAX ASSETS
U.S. federal net operating losses(1)	$57,715	$82,350	2031
U.S. federal capital losses	3,644	—	2021
U.S. federal foreign tax credits	283,746	258,486	2018
U.S. charitable contributions	814	4,552	2017
U.S. state net operating losses (2,3)	168,655	166,772	2017
U.S. state capital losses	4	44	2017
U.S. state tax credits	366	308	2022
Foreign net operating losses	20,244	24,192	2027
Foreign capital losses	2,535	3,077	n/a
Total deferred tax assets for carryforwards	$537,723	$539,781

VALUATION ALLOWANCES
U.S. federal net operating losses	$2,856	$2,255
U.S. federal foreign tax credits	6,147	15,252
U.S. charitable contributions	814	3,443
U.S. state net operating losses	29,075	26,816
U.S. state capital losses	4	44
Foreign net operating losses	15,975	20,631
Foreign capital losses	2,535	3,077
Valuation allowances for carryforwards	57,406	71,518
Foreign other deferred assets	13,657	7,958
Total valuation allowances	$71,063	$79,476

(1)
Currently, there are proposals to significantly change U.S. federal income tax rules, which include proposals to reduce tax rates, limit deductibility of interest expense, and changes to the taxation on non-U.S. earnings. Although details are not yet available, these changes could impact the carrying value of Legg Mason's deferred tax assets.

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

Legg Mason had total gross unrecognized tax benefits of approximately $70,787, $73,873 and $92,344 as of March 31, 2017, 2016 and 2015, respectively. Of these totals, approximately $50,462, $49,629 and $62,775, respectively, (net of the federal benefit for state tax liabilities) are the amounts of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates. During fiscal 2017, as a result of the net impact of effective settlement of tax examinations, recent developments of case law and the expiration of statutes of limitation in certain jurisdictions, previously unrecognized benefits of $8,611 were realized.
A reconciliation of the beginning and ending amount of unrecognized gross tax benefits for the years ended March 31, 2017, 2016, and 2015, is as follows:

	2017	2016	2015
Balance, beginning of year	$73,873	$92,344	$77,892
Additions based on tax positions related to the current year	3,303	3,514	9,919
Additions for tax positions of prior years	5,673	10,078	13,054
Reductions for tax positions of prior years	(8,257)	(155)	—
Decreases related to settlements with taxing authorities	(2,200)	(25,046)	(8,521)
Expiration of statutes of limitations	(1,605)	(6,862)	—
Balance, end of year	$70,787	$73,873	$92,344

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $15,958 as a result of the expiration of statutes of limitations and the completion of tax authorities' examinations.

The Company accrues interest related to unrecognized tax benefits in interest expense and recognizes penalties in other operating expense. During the years ended March 31, 2017, 2016 and 2015, the Company recognized approximately $(139), $(4,441), and $1,492, respectively, which was substantially all interest. At March 31, 2017, 2016 and 2015, Legg Mason had approximately $2,155, $1,900, and $8,570, respectively, accrued for interest and penalties on tax contingencies in the Consolidated Balance Sheets.

Legg Mason's prior year tax returns are subject to examination by the Internal Revenue Service ("IRS"), Her Majesty’s Revenue & Customs, Brazilian and other tax authorities in various other countries and states. The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal 2015 for U.S. federal; after fiscal 2015 for the U.K.; after calendar year 2008 for Brazil; after fiscal 2012 for the state of California; after fiscal 2008 for the state of New York; and after fiscal 2013 for the states of Connecticut and Maryland. The Company does not anticipate making any significant cash payments with the settlement of these audits in excess of amounts that have been reserved.

Except as noted below, Legg Mason intends to permanently reinvest overseas substantially all of the cumulative undistributed earnings of its foreign subsidiaries. Accordingly, no additional U.S. federal income taxes have been provided for undistributed earnings to the extent that they are permanently reinvested in Legg Mason's foreign operations. However, if circumstances change, Legg Mason will provide for and pay any additional U.S. taxes in connection with repatriation of these earnings.

During the year ended March 31, 2017, Legg Mason implemented a restructure of its offshore holding company structure which resulted in the repatriation of approximately $11,600 of foreign earnings and resulted in a tax benefit of approximately $17,000.

In order to increase the amount of cash available in the U.S. for general corporate purposes, Legg Mason plans to utilize up to approximately $276,000 of foreign cash over the next several years, of which $4,255 is accumulated foreign earnings. Any additional tax provision associated with these repatriations was previously recognized. No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, Legg Mason will provide for and pay any applicable additional U.S. taxes in connection with repatriation of offshore funds.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings. Legg Mason had available domestically cash and cash equivalents of approximately $438,000 as of March 31, 2017; and had $500,000 of remaining undrawn capacity on our revolving credit facility to meet domestic liquidity needs, subject to compliance with applicable covenants, and to provide flexibility in maximizing cost effective capital deployment without repatriating additional accumulated foreign earnings.

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

As of March 31, 2017, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

2018	$128,445
2019	105,864
2020	93,154
2021	84,339
2022	83,302
Thereafter	182,872
Total(1)	$677,976
(1) Includes $615,651 in real estate and equipment leases and $62,325 in service and maintenance agreements.

The minimum rental commitments shown above have not been reduced by $126,280 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of March 31, 2017 and 2016, was $28,821 and $31,745, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, dependent on the commercial real estate market at such time.

The minimum rental commitments shown above also include $20,443 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $10,867 and $20,495 as of March 31, 2017 and 2016, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

During fiscal 2016 and the first and second quarters of fiscal 2017, certain office space was permanently vacated in connection with the combination of EnTrust and Permal (further described in Note 2). During the year ended March 31, 2017, the lease related to a portion of this space was terminated, resulting in a reduction in the lease reserve liability of $4,495. In addition, during fiscal 2016, certain headquarters space was permanently vacated to pursue a sublease resulting in an increase to the lease reserve of approximately $7,200. During the year ended March 31, 2017, a sublease was executed for the vacated headquarters space, resulting in a $2,700 reduction in the lease reserve liability for terms more favorable than estimated. This activity is reflected in the lease reserve liability in the table below.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2015	$45,939
Accrued charges for vacated and subleased space (1) (2)	14,642
Payments, net	(12,689)
Adjustments and other	4,348
Balance as of March 31, 2016	52,240
Accrued charges for vacated and subleased space (1) (2)	9,454
Payments, net	(16,531)
Adjustments and other	(5,475)
Balance as of March 31, 2017	$39,688

(1)	Included in Occupancy expense in the Consolidated Statements of Income (Loss)

(2)	Includes $9,069 and $7,212 related to the restructuring of Permal for the combination with EnTrust for the years ended March 31, 2017 and 2016, respectively. See Note 2 for additional information.
The following table reflects rental expense under all operating leases and servicing agreements:

	2017	2016	2015
Rental expense	$139,781	$135,850	$136,414
Less: Sublease income	21,010	21,154	19,672
Net rent expense	$118,771	$114,696	$116,742

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

As of March 31, 2017, Legg Mason had commitments to invest $35,525 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2029. Also, in connection with the acquisition of Clarion Partners, Legg Mason committed to provide $100,000 of seed capital to Clarion Partners products after the second anniversary of the transaction closing. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two year period following the acquisition, of which $1,250 has been paid as of March 31, 2017.

As of March 31, 2017, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining contingent consideration and changes in the contingent consideration liability for each of Legg Mason's recent acquisitions. See Note 2 for additional details regarding each significant acquisition.

	RARE Infrastructure	Martin Currie	QS Investors	Fauchier	Other(2)	Total
Acquisition Date	October 21, 2015	October 1, 2014	May 30, 2014	March 13, 2013	Various
Maximum Remaining Contingent Consideration(1)	$81,063	$407,403	$23,400	$—	$5,507	$517,373
Contingent Consideration Liability
Balance as of March 31, 2015	$—	$70,114	$13,553	$27,117	$—	$110,784
Initial purchase accounting accrual(3)	25,000	—	—	—	2,457	27,457
Payment	—	—	—	(22,765)	—	(22,765)
Fair value adjustments	—	(28,361)	—	(5,014)	—	(33,375)
Foreign exchange and accretion	2,145	(531)	196	662	12	2,484
Balance as of March 31, 2016	27,145	41,222	13,749	—	2,469	84,585
Initial purchase accounting accrual	—	—	—	—	2,000	2,000
Payment	—	—	(6,587)	—	—	(6,587)
Fair value adjustments	(10,000)	(25,000)	(2,500)	—	(2,000)	(39,500)
Foreign exchange and accretion	299	(4,204)	179	—	38	(3,688)
Balance as of March 31, 2017	$17,444	$12,018	$4,841	$—	$2,507	$36,810
Balance Sheet Classification
Current Contingent consideration	$7,791	$12,018	$—	$—	$2,507	$22,316
Non-current Contingent consideration	9,653	—	4,841	—	—	14,494
Balance as of March 31, 2017	$17,444	$12,018	$4,841	$—	$2,507	$36,810

(1)	Using the applicable exchange rate as of March 31, 2017, for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to the acquisition of Financial Guard on August 17, 2016 and PK Investments on December 31, 2015.

(3)	Using the applicable exchange rate on the date of acquisition for amounts denominated in currencies other than the U.S. dollar.

See Note 18 regarding an $11,500 reduction in the estimated contingent consideration liability related to the acquisition of RARE Infrastructure subsequent to March 31, 2017.

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

In management's opinion, an adequate accrual has been made as of March 31, 2017, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

As of March 31, 2017 and 2016, Legg Mason's liability for losses and contingencies was $700 and $400, respectively. During fiscal 2017, 2016, and 2015, Legg Mason incurred charges relating to litigation and other proceedings of approximately $1,100, $250, and $200, respectively.

As further described in Note 2, Legg Mason may be obligated to settle noncontrolling interests related to certain affiliates. As of March 31, 2017, affiliate noncontrolling interests, excluding amounts related to management equity plans, aggregated $591,254. In addition, as of March 31, 2017, the estimated redemption value for units under affiliate management equity plans aggregated $72,298. See Notes 11 and 14 for additional information regarding affiliate management equity plans and noncontrolling interests, respectively.

9. EMPLOYEE BENEFITS

Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through these plans, Legg Mason can make two types of discretionary contributions. One is a profit sharing contribution to eligible plan participants based on a percentage of qualified compensation and the other is a match of employee 401(k) contributions. Matches range from 50% to 100% of employee 401(k) contributions, up to a maximum of the lesser of up to 6% of employee compensation or a specified amount up to the IRS limit. Corporate profit sharing and matching contributions, together with contributions made under subsidiary plans, totaled $37,249, $33,152 and $27,888 in fiscal 2017, 2016 and 2015, respectively. In addition, employees can make voluntary contributions under certain plans.

In connection with the acquisition of Martin Currie on October 1, 2014, Legg Mason assumed the obligations of Martin Currie's defined benefit pension plan, more fully discussed in Note 2.

10. CAPITAL STOCK

At March 31, 2017, the authorized numbers of common and preferred shares were 500,000 and 4,000, respectively. At March 31, 2017 and 2016, there were 4,111 and 6,988 shares of common stock, respectively, reserved for issuance under Legg Mason's equity plans.

In May 2012, Legg Mason's Board of Directors approved a share repurchase authorization for up to $1,000,000 for purchases of common stock. All but $13,515 of the share repurchases under this authorization were completed by March 2015, and the remaining share repurchases under this authorization were completed in April 2015. In January 2015, Legg Mason's Board of Directors approved a new share repurchase authorization for up to $1,000,000 for additional repurchases of common stock. There is no expiration attached to this share repurchase authorization. During fiscal 2017, 2016, and 2015, Legg Mason purchased and retired 11,697, 4,537, and 6,931 shares of its common stock, respectively, for $381,672, $209,632, and $356,522, respectively, through open market purchases. The remaining balance of the authorized stock buyback is approximately $423,000.

As discussed in Note 6, warrants issued in connection with the repurchase of the Convertible Notes could result in the issuance of a maximum of 14,205 shares of Legg Mason common stock, subject to adjustment, if certain conditions are met prior to their expiration in July 2017.

Changes in common stock for the years ended March 31, 2017, 2016 and 2015, respectively, are as follows:

	Years Ended March 31,
	2017	2016	2015
COMMON STOCK
Beginning balance	107,012	111,469	117,173
Shares issued for:
Stock option exercises	321	338	718
Deferred compensation employee stock trust	16	12	44
Stock-based compensation	445	142	938
Shares repurchased and retired	(11,697)	(4,537)	(6,931)
Employee tax withholding by settlement of net share transactions	(370)	(412)	(473)
Ending balance	95,727	107,012	111,469

Dividends declared per share were $0.88, $0.80 and $0.64 for fiscal 2017, 2016 and 2015, respectively. Dividends declared but not paid at March 31, 2017, 2016 and 2015, were $21,153, $22,038 and $17,837, respectively, and are included in Other current liabilities of the Consolidated Balance Sheets.

11.  STOCK-BASED COMPENSATION

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the equity incentive stock plan as of March 31, 2017, were 3,659. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to 10 years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense for the years ended March 31, 2017, 2016, and 2015, were as follows:

	Years Ended March 31,
	2017	2016	2015
Stock options	$8,347	$9,403	$11,584
Restricted stock and restricted stock units	52,049	52,670	45,975
Employee stock purchase plan	696	729	673
Affiliate management equity plans	26,566	26,184	5,206
Non-employee director awards	1,400	1,150	1,550
Performance share units	3,924	2,766	1,056
Employee stock trust	26	25	201
Total stock-based compensation expense	$93,008	$92,927	$66,245

Stock Options
Stock option transactions under Legg Mason's equity incentive plans during the years ended March 31, 2017, 2016, and 2015, are summarized below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31, 2014	4,801	$43.02
Granted	918	47.65
Exercised	(694)	30.75
Canceled/forfeited	(593)	90.31
Options outstanding at March 31, 2015	4,432	39.58
Granted	876	54.51
Exercised	(349)	28.35
Canceled/forfeited	(453)	88.06
Options outstanding at March 31, 2016	4,506	38.48
Granted	753	31.31
Exercised	(313)	27.66
Canceled/forfeited	(353)	37.13
Options outstanding at March 31, 2017	4,593	$38.15

The total intrinsic value of options exercised during the years ended March 31, 2017, 2016, and 2015, was $2,289, $5,811, and $14,351, respectively. At March 31, 2017, the aggregate intrinsic value of options outstanding was $15,135.

The following information summarizes Legg Mason's stock options outstanding at March 31, 2017:

Exercise Price Range	Option Shares Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)
$ 14.81 - $ 25.00	473	$23.68	3.10
25.01 - 35.00	1,990	31.70	4.74
35.01 - 55.18	2,130	47.39	5.28
	4,593

At March 31, 2017, 2016, and 2015, options were exercisable for 2,688, 2,544, and 2,202 shares, respectively, with a weighted-average exercise price of $35.04, $32.22, and $41.50 , respectively. Stock options exercisable at March 31, 2017, have a weighted average remaining contractual life of 3.9 years. At March 31, 2017, the aggregate intrinsic value of exercisable shares was $11,403.

The following summarizes Legg Mason's stock options exercisable at March 31, 2017:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share
$ 14.81 - $ 25.00	473	$23.68
25.01 - 35.00	1,240	31.94
35.01 - 55.18	975	44.49
	2,688

The following information summarizes unvested stock options under Legg Mason's equity incentive plans for the year ended March 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Options unvested at March 31, 2016	1,962	$11.48
Granted	753	31.31
Vested	(759)	41.57
Canceled/forfeited	(51)	47.13
Options unvested at March 31, 2017	1,905	$42.54

For the years ended March 31, 2017, 2016, and 2015, income tax benefits related to stock options were $3,178, $3,730, and $4,681, respectively. Unamortized compensation cost related to unvested options for 1,905 shares at March 31, 2017, was $11,727, which is expected to be recognized over a weighted-average period of 1.5 years.

Cash received from exercises of stock options under Legg Mason's equity incentive plans was $8,988, $9,516, and $22,069 for the years ended March 31, 2017, 2016, and 2015, respectively. The tax benefit expected to be realized for the tax deductions from these option exercises totaled $725, $1,962, and $4,856 for the years ended March 31, 2017, 2016, and 2015, respectively.

The weighted-average fair value of service-based stock options granted during the years ended March 31, 2017, 2016, and 2015, excluding those granted to our Chief Executive Officer in May 2013 discussed below, using the Black-Scholes option pricing model, was $7.78, $11.26, and $12.03 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2017, 2016, and 2015:

	Years Ended March 31,
	2017	2016	2015
Expected dividend yield	1.45%	1.18%	1.04%
Risk-free interest rate	1.25%	1.44%	1.51%
Expected volatility	30.95%	24.37%	29.53%
Expected life (in years)	5.02	4.97	4.94

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

The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Restricted stock and restricted stock unit transactions during the years ended March 31, 2017, 2016, and 2015, are summarized below:

	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31, 2014	3,334	$30.77
Granted	1,236	48.03
Vested	(1,330)	30.92
Canceled/forfeited	(190)	35.95
Unvested shares at March 31, 2015	3,050	37.38
Granted	1,332	48.95
Vested	(1,261)	34.91
Canceled/forfeited	(63)	42.09
Unvested shares at March 31, 2016	3,058	43.34
Granted	1,658	31.26
Vested	(1,267)	39.15
Canceled/forfeited	(128)	42.39
Unvested shares at March 31, 2017	3,321	$38.92

The restricted stock and restricted stock unit transactions reflected in the table above were non-cash transactions. For the years ended March 31, 2017, 2016, and 2015, Legg Mason recognized income tax benefits related to restricted stock and restricted stock unit awards of $21,138, $20,597, and $18,246, respectively. Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards for 3,321 shares not yet recognized at March 31, 2017, was $74,921 and is expected to be recognized over a weighted-average period of 1.6 years.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, as further discussed in Note 2, Legg Mason implemented a management equity plan for the management team of Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. The initial grant under the plan vested immediately and the related grant-date fair value of $15,200, determined by independent valuation, was recognized as Compensation and benefits expense in the Consolidated Statement of Income (Loss) and reflected in the Consolidated Balance Sheet as Redeemable noncontrolling interest. Future grants under the plan will vest 20% annually over five years, and will result in the recognition of additional compensation expense over the related vesting period. Subject to various conditions, including the passage of time, vested plan units can be put to Legg Mason for settlement at fair value. Legg Mason can also call plan units, generally post employment, for settlement at fair value. As of March 31, 2017, the aggregate redemption amount of units under the plan was $18,700.

Effective March 1, 2016, Legg Mason executed agreements with the management of its existing wholly-owned subsidiary, Royce, regarding employment arrangements with Royce management, revised revenue sharing, and the implementation of a management equity plan for its key employees. Under the management equity plan, minority equity interests equivalent to 16.9% in the Royce entity were issued to its management team. On March 31, 2017, additional minority equity interests under this plan equivalent to 2.1% in the Royce entity were issued to its management team, which resulted in Compensation and benefits expense of $4,600. These interests allow the holders to receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses. The plan permits additional grants under the plan of up to 3.8 revenue share points. Future grants will vest immediately and, upon issuance, the related grant-date fair value of equity units will be recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) and reflected in the Consolidated Balance Sheets as Nonredeemable noncontrolling interest. As of March 31, 2017, the estimated aggregate redemption amount of units under the plan was $27,798.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the

ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $3,285, $3,271, and $3,390 for the years ended March 31, 2017, 2016, and 2015, respectively. This arrangement provides that one-half of the cost will be absorbed by the ClearBridge incentive pool. Once vested, plan units can be put to Legg Mason for settlement at fair value, beginning one year after the holder terminates their employment. Legg Mason can also call plan units, generally post employment, for settlement at fair value. Changes in control of Legg Mason or ClearBridge do not impact vesting, settlement or other provisions of the units. However, upon sale of substantially all ClearBridge assets, the vesting of the units would accelerate and participants would receive a fair value payment in respect of their interests under the plan. Future grants of additional plan units will dilute the participation of existing outstanding units in 15% of the future growth of the respective affiliates' enterprise value, if any, subsequent to the related future grant date, for which additional compensation expense would be incurred. Further, future grants will not entitle the plan participants, collectively, to more than an aggregate 15% of the future growth of the ClearBridge enterprise value. Upon vesting, the grant-date fair value of vested plan units will be reflected in the Consolidated Balance Sheets as Redeemable noncontrolling interests through an adjustment to additional paid-in capital. Thereafter, redeemable noncontrolling interests will continue to be adjusted to the ultimate maximum estimated redemption value over the expected term, through retained earnings adjustments. As of March 31, 2017, the estimated aggregate redemption amount of vested units under the ClearBridge plan, as if they were currently redeemable, was approximately $25,800.

On June 28, 2013, Legg Mason implemented a similar management equity plan with key employees of Permal. Independent valuation determined the aggregate cost of the awards to be approximately $9,000, which was being recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting period through December 2017. In April 2016, in conjunction with the Permal restructuring in preparation for the combination with EnTrust, the Permal management equity plan was liquidated with a payment of $7,150 to its participants, and the remaining $3,481 unamortized cost was expensed during the year ended March 31, 2017. Compensation expense related to the Permal affiliate management equity plan was $1,513 and $1,816 for the years ended March 31, 2016 and 2015, respectively.

Other
Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4,500 total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 15% contribution towards purchases, which is charged to earnings. During the years ended March 31, 2017, 2016, and 2015, approximately 164, 134, and 107 shares, respectively, have been purchased in the open market on behalf of participating employees.

Legg Mason also has an equity plan for non-employee directors. Under the current equity plan, directors may elect to receive shares of stock or restricted stock units. Prior to a July 19, 2007 amendment to the Plan, directors could also elect to receive stock options, which were immediately exercisable at a price equal to the market value of the shares on the date of grant and have a term of not more than ten years. Shares, options, and restricted stock units issuable under this equity plan are limited to 625 in aggregate, of which 427 and 384 shares were issued as of March 31, 2017 and 2016, respectively. During the year ended March 31, 2015, there were 32 stock options canceled or forfeited from the current equity plan for non-employee directors, which were the last outstanding options under the plan. As of March 31, 2017, 2016, and 2015, non-employee directors held 66, 53, and 45 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. During the years ended March 31, 2017, 2016, and 2015, non-employee directors were granted 11, nine, and eight restricted stock units, respectively. During the years ended March 31, 2017, 2016, and 2015, non-employee directors were granted 30, 16, and 23 shares of common stock, respectively. During the years ended March 31, 2017 and 2016, there were no restricted stock units distributed and during the year ended March 31, 2015, there were 27 restricted stock units distributed.

As discussed in Note 2, upon the acquisition of Clarion Partners in April 2016, Legg Mason granted certain key employees of Clarion Partners a total of 716 performance-based Legg Mason restricted share units, which are not included in the unvested shares of restricted stock and restricted stock units in the table above, with an aggregate fair value of $11,121, which was included in the purchase price, that vest upon Clarion Partners achieving a certain level of EBITDA, as defined in the purchase agreement, within a designated period after the closing of the acquisition.

In May 2016, 2015 and 2014, Legg Mason granted certain executive officers a total of 182, 107, and 78 performance share units, respectively, as part of their fiscal 2016, 2015, and 2014 incentive award with an aggregate value of $3,528, $4,312, and $3,457, respectively. The vesting of performance share units granted in May 2016, 2015, and 2014, and the number of shares payable at vesting are determined based on Legg Mason’s relative total stockholder return over a three-year period ending March 31, 2019, 2018, and 2017, respectively. The May 2014 grant performance period ended March 31, 2017, and resulted in no payment. The grant date fair value per unit for the May 2016, 2015, and 2014 performance share units of $19.36, $40.29, and $44.11, respectively, was estimated as of the grant date using a Monte Carlo pricing model with the following assumptions:

	2017	2016	2015
Expected dividend yield	2.87%	1.46%	1.33%
Risk-free interest rate	0.89%	0.86%	0.75%
Expected volatility	25.99%	22.63%	30.81%

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

Deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in an elective plan. The vesting in the plan is immediate and the plan provides for discounts of up to 10% on contributions and dividends. Since January 1, 2015, there are no additional contributions to the plan, with the remaining 254 shares reserved for future dividend distributions. During fiscal 2017, 2016, and 2015, Legg Mason issued 17, 12, and 44 shares, respectively, under the plan with a weighted-average fair value per share at the grant date of $29.60, $41.82, and $45.83, respectively. The undistributed shares issued under this plan are held in a rabbi trust. Assets of the rabbi trust are consolidated with those of the employer, and the value of the employer's stock held in the rabbi trust is classified in stockholders' equity and accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to the rabbi trust and the corresponding liability related to the deferred compensation plan are presented as components of stockholders' equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trust at March 31, 2017, 2016, and 2015, were 540, 583, and 660, respectively.

12. EARNINGS PER SHARE

Basic earnings per share attributable to Legg Mason, Inc. shareholders ("EPS") is calculated by dividing Net Income (Loss) Attributable to Legg Mason, Inc. (adjusted by removing earnings allocated to participating securities) by the weighted-average number of shares outstanding, which excludes participating securities. Legg Mason issues to employees restricted stock and restricted stock units that are deemed to be participating securities prior to vesting, because the related unvested restricted shares/units entitle their holder to nonforfeitable dividend rights. In this circumstance, accounting guidance requires a “two-class method” for EPS calculations that excludes earnings (potentially both distributed and undistributed) allocated to participating securities and does not allocate losses to participating securities.

Diluted EPS is similar to basic EPS, but the effect of potential common shares is included in the calculation unless the potential common shares are antidilutive. For periods with a net loss, potential common shares other than participating securities, are considered antidilutive and are excluded from the calculation.

During fiscal 2017, 2016, and 2015, pursuant to the $1,000,000 share repurchase authorization discussed in Note 10, Legg Mason purchased and retired 11,697, 4,537, and 6,931 shares of its common stock, respectively, for $381,672, $209,632, and $356,522, respectively, through open market purchases. The total repurchases reduced weighted-average shares outstanding by 6,005, 2,564, and 3,528 shares for the years ended March 31, 2017, 2016, and 2015, respectively.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

The following table presents the computations of basic and diluted EPS:

	Years Ended March 31,
	2017	2016	2015
Basic weighted-average shares outstanding for EPS	100,580	107,406	112,019
Potential common shares:
Dilutive employee stock options	219	—	1,227
Diluted weighted-average shares outstanding for EPS	100,799	107,406	113,246

Net Income (Loss) Attributable to Legg Mason, Inc.	$227,256	$(25,032)	$237,080
Less: Earnings (distributed and undistributed) allocated to participating securities	7,384	2,288	6,340
Net Income (Loss) (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$219,872	$(27,320)	$230,740

Net Income (Loss) per share Attributable to Legg Mason, Inc. Shareholders
Basic	$2.19	$(0.25)	$2.06
Diluted	$2.18	$(0.25)	$2.04

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 3,335, 2,831, and 3,065 for the years ended March 31, 2017, 2016, and 2015, respectively.

The diluted EPS calculations for the years ended March 31, 2017, 2016, and 2015, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of Convertible Notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive.
Options to purchase 3,454 and 1,319 for the years ended March 31, 2017 and 2015, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive. The diluted EPS calculation for the year ended March 31, 2016, excludes 814 potential common shares that are antidilutive due to the net loss in the year.

Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met. Unvested restricted shares for the years ended March 31, 2017, 2016, and 2015, were antidilutive and, therefore, do not further impact diluted EPS.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes cumulative foreign currency translation adjustments and gains and losses on defined benefit pension plans. The change in the accumulated translation adjustments for fiscal 2017 and 2016, primarily resulted from the impact of changes in the British pound, the Brazilian real, the Australian dollar, the Polish zloty, and the Singaporean dollar, in relation to the U.S. dollar on the net assets of Legg Mason's subsidiaries in the U.K., Brazil, Australia, Poland, and Singapore, for which the pound, the real, the Australian dollar, the Polish zloty, and the Singaporean dollar, are the functional currencies, respectively.
A summary of Legg Mason's accumulated other comprehensive loss as of March 31, 2017 and 2016, is as follows:

	2017	2016
Foreign currency translation adjustment	$(90,103)	$(59,672)
Net actuarial losses on defined benefit pension plan	(16,681)	(6,821)
Total Accumulated other comprehensive loss	$(106,784)	$(66,493)

There were no significant amounts reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) for the years ended March 31, 2017, 2016, or 2015, except for $2,493 of cumulative foreign currency translation related to the sale of Legg Mason Poland and $2,718, net of income tax benefit of $1,708, realized on the settlement and termination of an interest rate swap, in the year ended March 31, 2017, as further described in Note 6, and $405, net of income tax provision of $233, realized on the termination of a reverse treasury rate lock contract, in the year ended March 31, 2015, also further described in Note 6, all of which were reclassified to Other non-operating income (expense) in the Consolidated Statements of Income (Loss).

14. NONCONTROLLING INTERESTS

Net income (loss) attributable to noncontrolling interests for the years ended March 31, included the following amounts:

	Years Ended March 31,
	2017	2016	2015
Net income (loss) attributable to redeemable noncontrolling interests	$52,050	$(8,680)	$5,629
Net income attributable to nonredeemable noncontrolling interests	7,397	802	—
Total	$59,447	$(7,878)	$5,629

Total redeemable and nonredeemable noncontrolling interests for the years ended March 31, included the following amounts:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Value as of March 31, 2014	$41,972	$1,356	$1,816	$45,144	$—
Net income attributable to noncontrolling interests	5,061	568	—	5,629	—
Net subscriptions (redemptions)	(10,484)	25	—	(10,459)	—
Vesting/change in estimated redemption value	—	—	5,206	5,206	—
Balance as of March 31, 2015	36,549	1,949	7,022	45,520	—
Net income (loss) attributable to noncontrolling interests	(11,052)	2,372	—	(8,680)	802
Net subscriptions (redemptions)	68,639	(1,981)	—	66,658	—
Grants (settlements), net	—	—	(345)	(345)	21,400
Business acquisition	—	62,722	—	62,722	—
Foreign exchange	—	3,860	—	3,860	—
Vesting/change in estimated redemption value	—	—	6,050	6,050	—
Balance as of March 31, 2016	94,136	68,922	12,727	175,785	22,202
Net income attributable to noncontrolling interests	11,452	40,598	—	52,050	7,397
Net subscriptions (redemptions) and other(3)	(47,118)	2,531	—	(44,587)	—
Distributions	—	(29,461)	—	(29,461)	(6,401)
Grants (settlements), net	—	—	5,986	5,986	4,600
Business acquisitions	—	508,817	—	508,817	—
Foreign exchange	—	(153)	—	(153)	—
Vesting/change in estimated redemption value	—	—	9,335	9,335	—
Balance as of March 31, 2017	$58,470	$591,254	$28,048	$677,772	$27,798
(1) Principally related to VIE and seeded investment products.
(2) Related to Royce management equity plan.

(3)	Includes the impact related to the adoption of updated consolidation accounting guidance further discussed in Note 1.

Redeemable noncontrolling interests by affiliate (exclusive of management equity plans) for the years ended March 31, included the following amounts:

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2015	$—	$—	$—	$1,949	$1,949
Net income attributable to noncontrolling interests	—	—	1,859	513	2,372
Distributions	—	—	(1,286)	(695)	(1,981)
Business acquisition	—	—	62,722	—	62,722
Foreign exchange	—	—	3,860	—	3,860
Balance as of March 31, 2016	—	—	67,155	1,767	68,922
Net income attributable to noncontrolling interests	22,146	12,171	5,742	539	40,598
Subscriptions (redemptions), net	—	—	—	2,531	2,531
Distributions	(20,494)	(4,298)	(3,997)	(672)	(29,461)
Business acquisitions	403,200	105,300	—	317	508,817
Foreign exchange	—	—	(153)	—	(153)
Balance as of March 31, 2017	$404,852	$113,173	$68,747	$4,482	$591,254

15. DERIVATIVES AND HEDGING

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, Australian dollar, British pound, euro, Singapore dollar, and Brazilian real. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded in the Consolidated Balance Sheets as of March 31, 2017 and 2016, were $2,718 and $8,650, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of March 31, 2017 and 2016, were $4,522 and $18,079, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments.

As further discussed in Note 6, in April 2016, Legg Mason executed a 4.67-year, amortizing interest rate swap, which was terminated in August 2016. Also, in April 2016, Legg Mason terminated another previously existing interest rate swap.

With the exception of the two interest rate swap contracts discussed in Note 6, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the years ended March 31, 2017, 2016, or 2015. As of March 31, 2017, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $163,366 and open futures contracts relating to seed capital investments with aggregate notional values totaling $134,190. These amounts are representative of the level of non-hedge designation derivative activity throughout fiscal 2017. As of March 31, 2017, the weighted-average remaining contract terms for both currency forward contracts and futures contracts relating to seed capital investments were three months.

The following table presents the derivative assets and related offsets, if any, as of March 31, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$3,470	$(928)	$2,542	$—	$—	$2,542
Futures contracts relating to seed capital investments	—	—	—	176	2,878	3,054
Total derivative instruments not designated as hedging instruments	$3,470	$(928)	$2,542	$176	$2,878	$5,596

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(3,641)	$751	$(2,890)	$—	$—	$(2,890)
Futures contracts relating to seed capital investments	—	—	—	(1,632)	4,155	2,523
Total derivative instruments not designated as hedging instruments	$(3,641)	$751	$(2,890)	$(1,632)	$4,155	$(367)

The following table presents the derivative assets and related offsets, if any, as of March 31, 2016:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2016

Derivative instruments designated as hedging instruments (See Note 6)
Interest rate swap	$—	$—	$—	$7,599	$—	$7,599

Derivative instruments not designated as hedging instruments
Currency forward contracts	1,933	(963)	970	—	—	970
Futures contracts relating to seed capital investments	—	—	—	81	1,840	1,921
Total derivative instruments not designated as hedging instruments	1,933	(963)	970	81	1,840	2,891
Total derivative instruments	$1,933	$(963)	$970	$7,680	$1,840	$10,490

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2016:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2016

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(16,364)	$280	$(16,084)	$—	$—	$(16,084)
Futures contracts relating to seed capital investments	—	—	—	(1,995)	5,920	3,925
Total derivative instruments not designated as hedging instruments	$(16,364)	$280	$(16,084)	$(1,995)	$5,920	$(12,159)

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

		Years Ended March 31,
		2017		2016		2015
	Income Statement Classification	Gains	Losses	Gains	Losses	Gains	Losses

Derivatives not designated as hedging instruments
Currency forward contracts for:
Operating activities	Other expense	$14,524	$(13,098)	$7,887	$(19,547)	$5,150	$(16,518)
Seed capital investments	Other non-operating income (expense)	2,681	(2,443)	547	(1,611)	2,491	(259)
Other non-operating activities(1)	Other non-operating income (expense)	—	—	—	(4,493)	—	—
Futures and forward contracts for seed capital investments	Other non-operating income (expense)	2,103	(18,602)	11,270	(9,206)	10,801	(15,413)

Total gain (loss) from derivatives not designated as hedging instruments		19,308	(34,143)	19,704	(34,857)	18,442	(32,190)
Derivative designated as a fair value hedge (See Note 6)
Interest rate swap	Interest expense	—	—	5,710	—	5,462	—
Reverse treasury rate lock	Other non-operating income (expense)	—	—	—	—	638	—
Derivative designated as a cash flow hedge (See Note 6)
Interest rate swap (termination)	Other non-operating income (expense)	—	(3,662)	—	—	—	—
Interest rate swap	Interest expense	—	(764)	—	—	—	—
Total		$19,308	$(38,569)	$25,414	$(34,857)	$24,542	$(32,190)

(1)	Relates to a currency forward executed in August 2015 and closed in October 2015 in connection with the October 2015 acquisition of RARE Infrastructure.

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

Revenues by geographic location are primarily based on the geographic location of the advisor or the domicile of fund families managed by Legg Mason and do not necessarily reflect where the customer resides or the currency in which the revenues are denominated.

The table below reflects our revenues and long-lived assets by geographic region as of March 31:

	2017	2016	2015
OPERATING REVENUES
United States	$2,175,721	$1,868,076	$1,977,975
United Kingdom	242,238	338,552	398,729
Other International	468,943	454,216	442,402
Total	$2,886,902	$2,660,844	$2,819,106
INTANGIBLE ASSETS, NET AND GOODWILL
United States	$4,240,579	$3,134,267	$3,135,226
United Kingdom	996,136	820,730	1,062,332
Other International	722,554	671,004	455,286
Total	$5,959,269	$4,626,001	$4,652,844

For the year ended March 31, 2017, operating revenues reported in the United Kingdom in the table above did not have exposure to any single non-U.S. currency in excess of 20% of the total U.K. operating revenues. In addition, as of March 31, 2017, the percentage of Legg Mason's long-term AUM currency exposure (AUM invested in securities that are denominated in the British pound or euro, as applicable) was less than 5% for each the British pound and euro. As of March 31, 2017, Legg Mason's long-term AUM country exposure (AUM invested in securities by entities domiciled in the United Kingdom or Eurozone, as applicable) was less than 5% for each the U.K. and the Eurozone.

17. VARIABLE INTEREST ENTITIES AND CONSOLIDATED INVESTMENT VEHICLES

As further discussed in Notes 1 and 3, in accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated as CIVs.

Updated Consolidation Accounting Guidance
Effective April 1, 2016, Legg Mason adopted updated consolidation guidance on a modified retrospective basis. See Note 1 for additional information regarding the adoption of this updated guidance. The adoption of the updated guidance as of April 1, 2016, resulted in certain sponsored investment products that reside in foreign mutual fund trusts that were previously accounted for as VREs to be evaluated as VIEs, and the consolidation of nine funds, which were designated as CIVs. Under the updated accounting guidance, Legg Mason also concluded it was the primary beneficiary of one EnTrust sponsored investment fund VIE, which was consolidated and designated a CIV upon the merger of EnTrust and Permal. The adoption also resulted in the deconsolidation of 13 of 14 previously consolidated employee-owned funds, as Legg Mason no longer had a variable interest in those 13 VIEs.

As of March 31, 2017, Legg Mason no longer held a significant financial interest in seven of the above foreign mutual funds, and therefore concluded it was no longer the primary beneficiary. As a result, those seven funds were not consolidated as of March 31, 2017. In addition, during the year ended March 31, 2017, Legg Mason also concluded that it was the primary beneficiary of one additional foreign mutual fund, which was consolidated and designated as a CIV.

Legg Mason also concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated as CIVs) as of March 31, 2017. This sponsored investment fund was also consolidated under prior accounting guidance, as further discussed below.

Prior Consolidation Accounting Guidance
Under prior consolidation guidance, as of March 31, 2016 and March 31, 2015, Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated (and designated a CIV) as of March 31, 2016, and 2015. Also, as of both March 31, 2016, and 2015, Legg Mason also concluded it was the primary beneficiary of 14 and 17 employee-owned funds, respectively, it sponsors, which were consolidated and designated as CIVs. As discussed above, effective April 1, 2016, under new accounting guidance, all but one of those employee-owned funds no longer qualified as VIEs, and 13 of those employee-owned funds which were consolidated as of March 31, 2016, were therefore deconsolidated.

See Note 1 for additional information regarding the adoption of the new consolidation accounting guidance.

Legg Mason's investment in CIVs, as of March 31, 2017 and 2016, was $28,300 and $13,641, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs in the Consolidated Balance Sheets as of March 31, 2017 and 2016, respectively, and the Consolidated Statements of Income (Loss) for the years ended March 31, 2017, 2016, and 2015, respectively:
Consolidating Balance Sheets

	March 31, 2017				March 31, 2016
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Current Assets	$1,749,959	$77,406	$(25,618)	$1,801,747	$2,288,080	$110,631	$(13,667)	$2,385,044
Non-current assets	6,481,376	9,987	(2,695)	6,488,668	5,135,318	84	—	5,135,402
Total Assets	$8,231,335	$87,393	$(28,313)	$8,290,415	$7,423,398	$110,715	$(13,667)	$7,520,446
Current Liabilities	$808,664	$736	$(13)	$809,387	$837,031	$4,548	$(26)	$841,553
Non-current liabilities	2,792,084	—	—	2,792,084	2,267,343	—	—	2,267,343
Total Liabilities	3,600,748	736	(13)	3,601,471	3,104,374	4,548	(26)	3,108,896
Redeemable Non-controlling interests	619,302	26,853	31,617	677,772	81,649	94,027	109	175,785
Total Stockholders’ Equity	4,011,285	59,804	(59,917)	4,011,172	4,237,375	12,140	(13,750)	4,235,765
Total Liabilities and Equity	$8,231,335	$87,393	$(28,313)	$8,290,415	$7,423,398	$110,715	$(13,667)	$7,520,446

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Consolidating Statements of Income (Loss)

	Year Ended March 31, 2017
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$2,887,431	$—	$(529)	$2,886,902
Total Operating Expenses	2,464,369	816	(526)	2,464,659
Operating Income (Loss)	423,062	(816)	(3)	422,243
Total Non-Operating Income (Expense)	(63,636)	15,602	(3,331)	(51,365)
Income Before Income Tax Provision	359,426	14,786	(3,334)	370,878
Income tax provision	84,175	—	—	84,175
Net Income	275,251	14,786	(3,334)	286,703
Less: Net income attributable to noncontrolling interests	47,995	2,274	9,178	59,447
Net Income Attributable to Legg Mason, Inc.	$227,256	$12,512	$(12,512)	$227,256

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

	Year Ended March 31, 2016
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$2,661,162	$—	$(318)	$2,660,844
Total Operating Expenses	2,609,870	466	(323)	2,610,013
Operating Income (Loss)	51,292	(466)	5	50,831
Total Non-Operating Income (Expense)	(65,458)	(12,757)	2,166	(76,049)
Income (Loss) Before Income Tax Provision	(14,166)	(13,223)	2,171	(25,218)
Income tax provision	7,692	—	—	7,692
Net Income (Loss)	(21,858)	(13,223)	2,171	(32,910)
Less: Net income (loss) attributable to noncontrolling interests	3,174	—	(11,052)	(7,878)
Net Income (Loss) Attributable to Legg Mason, Inc.	$(25,032)	$(13,223)	$13,223	$(25,032)

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

	Year Ended March 31, 2015
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$2,819,827	$—	$(721)	$2,819,106
Total Operating Expenses	2,320,709	906	(728)	2,320,887
Operating Income (Loss)	499,118	(906)	7	498,219
Total Non-Operating Income (Expense)	(136,186)	5,883	77	(130,226)
Income Before Income Tax Provision	362,932	4,977	84	367,993
Income tax provision	125,284	—	—	125,284
Net Income	237,648	4,977	84	242,709
Less: Net income attributable to noncontrolling interests	568	—	5,061	5,629
Net Income Attributable to Legg Mason, Inc.	$237,080	$4,977	$(4,977)	$237,080

Non-Operating Income (Expense) includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

As further discussed in Notes 1 and 3, effective April 1, 2016, Legg Mason retroactively adopted updated accounting guidance on fair value measurement. In accordance with the updated guidance, investments for which fair value is measured using

NAV as a practical expedient are disclosed separately in the following tables as a reconciling item between investments included in the fair value hierarchy and investments reported in the Consolidated Balance Sheets.

Legg Mason had no financial liabilities of CIVs carried at fair value as of March 31, 2017 or 2016. The fair value of the financial assets of CIVs was determined using the following categories of inputs as of March 31, 2017 and 2016:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Balance as of March 31, 2017
Assets:
Trading investments:
Hedge funds	$—	$—	$—	$15,910	$15,910
Other proprietary fund products	33,991	—	—	—	33,991
Total trading investments	33,991	—	—	15,910	49,901
Investments:
Hedge funds	—	—	—	8,824	8,824
Total investments	$33,991	$—	$—	$24,734	$58,725

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Balance as of March 31, 2016
Assets:
Trading investments:
Hedge funds	$—	$—	$—	$18,144	$18,144
Other proprietary fund products	22,327	8,244	—	—	30,571
Total trading investments	$22,327	$8,244	$—	$18,144	$48,715

There were no transfers between Level 1 and Level 2 during either of the years ended March 31, 2017 and 2016.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of March 31, 2017 and 2016, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of March 31, 2017
Category of Investment	Investment Strategy	March 31, 2017		March 31, 2016	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$24,734	(1)	$18,144	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 4% daily redemption; 11% monthly redemption; 43% quarterly redemption; and 42% are subject to three to five year lock-up or side pocket provisions.

As of March 31, 2017 and 2016, there were no derivative liabilities of CIVs.

As of March 31, 2017 and 2016, for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of March 31, 2017		As of March 31, 2016
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
CLOs	$—	$—	$—	$288
Real Estate Investment Trust	11,660	15,763	9,540	14,595
Other investment funds	47,063	73,710	22,551	27,852
Total	$58,723	$89,473	$32,091	$42,735

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $26,735,285 and $17,170,697 as of March 31, 2017 and 2016, respectively.

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

18. SUBSEQUENT EVENTS

Losses of RARE Infrastructure separate account AUM and other factors, including an expected withdrawal in June 2017 of approximately $1,500,000 from an institutional client pursuant to notification in late April 2017, have resulted in a decrease in related projected revenues and a revised estimate of the remaining useful life of the RARE Infrastructure separate account contracts intangible asset, and the related amortized carrying value was determined to exceed its fair value by approximately $32,000. Also, due to the projected decrease in revenues, the carrying value of the RARE Infrastructure trade name indefinite-life intangible asset exceeded its fair value by approximately $2,000. The aggregate impairments of approximately $34,000 will be recorded in the June 2017 quarter.
Additionally, the decrease in AUM and projected revenues resulted in a reduction of approximately $11,500 in the estimated contingent consideration liability related to the RARE Infrastructure acquisition, which will be recorded as a credit to Other operating expense in the June 2017 quarter.

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts or unless otherwise noted)
(Unaudited)

	Quarter Ended
Fiscal 2017(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$723,126	$715,241	$748,370	$700,165
Operating Expenses, excluding Impairment Charges	613,237	569,075	620,737	626,610
Impairment Charges	—	35,000	—	—
Operating Income	109,889	111,166	127,633	73,555
Non-Operating Income (Expense)	(7,064)	(20,198)	(11,199)	(12,904)
Income before Income Tax Provision	102,825	90,968	116,434	60,651
Income tax provision	12,521	26,441	29,902	15,311
Net Income	90,304	64,527	86,532	45,340
Less: Net income attributable to noncontrolling interests	14,380	13,088	20,091	11,888
Net Income Attributable to Legg Mason, Inc.	$75,924	$51,439	$66,441	$33,452

Net Income per share Attributable to Legg Mason, Inc. Shareholders:
Basic	$0.76	$0.50	$0.63	$0.31
Diluted	0.76	0.50	0.63	0.31
Cash dividend declared per share	0.22	0.22	0.22	0.22
Stock price range:
High	$38.99	$34.35	$35.09	$35.83
Low	30.22	28.10	27.62	27.54
Assets Under Management (in millions):
End of period	$728,406	$710,387	$732,900	$741,853
Average	718,889	716,740	742,134	709,098

(1)	Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

As of May 18, 2017, the closing price of Legg Mason's common stock was $37.46.

	Quarter Ended
Fiscal 2016(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$619,551	$659,557	$673,086	$708,650
Operating Expenses, excluding Impairment Charges	585,648	529,202	540,056	584,107
Impairment Charges	—	371,000	—	—
Operating Income (Loss)	33,903	(240,645)	133,030	124,543
Non-Operating Income (Expense)	(27,455)	(1,616)	(42,464)	(4,514)
Income (Loss) before Income Tax Provision (Benefit)	6,448	(242,261)	90,566	120,029
Income tax provision (benefit)	58,606	(103,651)	27,647	25,090
Net Income (Loss)	(52,158)	(138,610)	62,919	94,939
Less: Net income (loss) attributable to noncontrolling interests	(6,885)	16	(1,400)	391
Net Income (Loss) Attributable to Legg Mason, Inc.	$(45,273)	$(138,626)	$64,319	$94,548

Net Income (Loss) per share Attributable to Legg Mason, Inc. Shareholders:
Basic	$(0.43)	$(1.31)	$0.58	$0.85
Diluted	(0.43)	(1.31)	0.58	0.84
Cash dividend declared per share	0.20	0.20	0.20	0.20
Stock price range:
High	$39.97	$46.41	$52.61	$55.88
Low	24.93	37.84	40.60	50.39
Assets Under Management (in millions):
End of period	$669,615	$671,474	$672,136	$699,166
Average	662,323	683,006	687,173	703,860

(1)	Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.

As of March 31, 2017, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurance basis. Other than for aspects of the EnTrust and Clarion Partners businesses acquired in May 2016 and April 2016, respectively, there have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information about our Directors required by this item will be contained under the caption “Election of Directors” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of This Report for information regarding certain of our executive officers. The process by which our stockholders may recommend nominees to our Board of Directors and any material changes to that process will be discussed in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the caption “Corporate Governance - Director Nomination Process.” That information is incorporated herein by reference to the proxy statement.

Our Board of Directors has an Audit Committee, a Compensation Committee, a Finance Committee, a Nominating & Corporate Governance Committee and a Risk Committee. Information about our Board of Directors' determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained under the caption “Election of Directors - Committees of the Board-Board Meetings - Audit Committee” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in the proxy statement under the heading “Election of Directors - Committees of the Board - Board Meetings - Audit Committee” and is also incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be contained under the captions “Election of Directors - Compensation of Directors,” "Election of Directors - Relationship of Compensation and Risk," “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” and “Compensation Committee Report” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information about security ownership of management, directors, and certain beneficial owners required by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of March 31, 2017.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	8,991,981	(1)	$38.15	(2)	6,336,540	(3)(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	8,991,981		$38.15		6,336,540	(3)(4)

(1)
Includes 540,479 shares of Legg Mason Common Stock (“Common Stock”) that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock. Also includes 66,404 restricted stock units granted to non-employee directors as equity compensation that are converted into shares of Common Stock on a one-for-one basis upon distribution.

(2)
Weighted-average exercise price does not include phantom stock units or restricted stock units that will be converted into Common Stock on a one-for-one basis upon distribution at no additional cost, and were granted as described in footnote (1).

(3)
In addition, 254,594 shares of Common Stock may be issued under the Legg Mason & Co, LLC Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).

(4)
3,659,024 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 197,616 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as grants of stock or restricted stock units. 2,479,900 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained under the captions “Compensation Committee Interlocks and Insider Participation” and Certain Relationships and Related Transactions,” “Corporate Governance - Policies and Procedures Regarding Related Party Transactions” and “Corporate Governance - Independent Directors” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be contained under the caption “Proposed Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

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

4.17	Form of 4.750% Senior Note due 2026 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on March 22, 2016 )
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
4.21
Second Supplemental Indenture, dated as of August 8, 2016, between Legg Mason, Inc., as Issuer, and The Bank New York Mellon, as Trustee (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on August 8, 2016 )

4.22	Form of 5.45% Junior Subordinated Note due 2056 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on August 8, 2016 )
10.1	Legg Mason, Inc. Non-Employee Director Equity Plan, as amended (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)*
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
10.19
Form of director's service agreement dated April 1, 2013 between Legg Mason & Co (UK) Limited and Terence Johnson, (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2013)*

10.20
Form of director's service agreement dated April 1, 2015 between Legg Mason & Co (UK) Limited and Ursula Schliessler (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2015)*

10.21
Credit Agreement, dated as of December 29, 2015, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on December 31, 2015)

10.22
First Amendment, dated as of March 31, 2016, to the Credit Agreement, dated as of December 29, 2015, by and among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on April 1, 2016)

10.23
Second Amendment, dated as of September 7, 2016, to the Credit Agreement, dated as of December 29, 2015 (as amended by the First Amendment to the Credit Agreement, dated as of March 31, 2016), by and among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on September 7, 2016)

10.24
Third Amendment, dated as of March 31, 2017, to the Credit Agreement, dated as of December 29, 2015 (as amended by the First Amendment to the Credit Agreement, dated as of March 31, 2016, and the Second Amendment to the Credit Agreement, dated as of September 7, 2016), by and among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on March 31, 2017)

10.25
Transaction Agreement, dated as of January 22, 2016, by and among EnTrustPermal Group Holdings LLC, a Delaware limited liability company, EP Partners Holdings LLC, a Delaware limited liability company, GH Onshore GP LLC, a Delaware limited liability company, and GH EP Holdings LLC, a Delaware limited liability company and EnTrustPermal LLC, a Delaware limited liability company, and solely for certain purposes specified therein,  Gregg S. Hymowitz and Legg Mason, Inc. (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q filed on February 9, 2016)

10.26
Amended and Restated Standstill Agreement, dated as of May 23, 2012, between Legg Mason, Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 23, 2012)

10.27
Investor Rights and Standstill Agreement dated December 19, 2016 between Legg Mason, Inc. and Shanda Asset Management Investment Limited (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on December 19, 2016)

10.28
First Amendment to Investor Rights and Standstill Agreement dated January 31, 2017 between Legg Mason, Inc. and Shanda Asset Management Investment Limited (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on January 31, 2017)

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
101
Financial statements from the annual report on Form 10-K of Legg Mason, Inc. for the year ended March 31, 2017, filed on May 24, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

*	These exhibits are management contracts or compensatory plans or arrangements.
ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

By: /s/ Joseph A. Sullivan
Joseph A. Sullivan, Chairman, President and Chief
Executive Officer
Date: May 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph A. Sullivan	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 24, 2017
Joseph A. Sullivan

/s/ Peter H. Nachtwey	Chief Financial Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)	May 24, 2017
Peter H. Nachtwey

/s/ Robert Angelica	Director	May 24, 2017
Robert E. Angelica

/s/ Tianqiao Chen	Director	May 24, 2017
Tianqiao Chen

/s/ Robert Chiu	Director	May 24, 2017
Robert Chiu

/s/ Carol A. Davidson	Director	May 24, 2017
Carol A. Davidson

/s/ Barry W. Huff	Director	May 24, 2017
Barry W. Huff

/s/ Dennis M. Kass	Director	May 24, 2017
Dennis M. Kass

/s/ Cheryl Gordon Krongard	Director	May 24, 2017
Cheryl Gordon Krongard

/s/ John V. Murphy	Director	May 24, 2017
John V. Murphy

/s/ John H. Myers	Director	May 24, 2017
John H. Myers

/s/ W. Allen Reed	Director	May 24, 2017
W. Allen Reed

/s/ Margaret Milner Richardson	Director	May 24, 2017
Margaret Milner Richardson

/s/ Kurt L. Schmoke	Director	May 24, 2017
Kurt L. Schmoke