Form 10-Q
period 2017-06-30
LEGG MASON, INC.
filed 2017-08-04
CIK 704051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
93,599,404 shares of common stock as of the close of business on August 1, 2017.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2017	March 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$491,301	$733,709
Cash and cash equivalents of consolidated investment vehicles	679	651
Restricted cash	15,152	16,046
Receivables:
Investment advisory and related fees	480,269	433,192
Other	64,631	70,527
Investment securities	394,960	423,619
Investment securities of consolidated investment vehicles	81,401	49,901
Other	74,942	74,102
Other current assets of consolidated investment vehicles	2,266	—
Total Current Assets	1,605,601	1,801,747
Fixed assets, net	156,008	159,662
Intangible assets, net	3,999,526	4,034,380
Goodwill	1,924,211	1,924,889
Deferred income taxes	202,823	202,843
Other	156,292	156,907
Other assets of consolidated investment vehicles	9,968	9,987
TOTAL ASSETS	$8,054,429	$8,290,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$285,320	$486,679
Accounts payable and accrued expenses	194,755	181,793
Contingent consideration	14,986	22,316
Other	89,573	117,863
Other current liabilities of consolidated investment vehicles	1,750	736
Total Current Liabilities	586,384	809,387
Deferred compensation	103,624	87,757
Deferred income taxes	320,113	329,229
Contingent consideration	5,711	14,494
Other	137,768	138,737
Long-term debt, net	2,221,853	2,221,867
TOTAL LIABILITIES	3,375,453	3,601,471
Commitments and Contingencies (Note 8)
REDEEMABLE NONCONTROLLING INTERESTS	684,203	677,772
STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 94,119,547 shares for June 2017 and 95,726,628 shares for March 2017	9,412	9,573
Additional paid-in capital	2,311,752	2,385,726
Employee stock trust	(24,122)	(24,057)
Deferred compensation employee stock trust	24,122	24,057
Retained earnings	1,741,362	1,694,859
Accumulated other comprehensive loss, net	(95,994)	(106,784)
Total stockholders' equity attributable to Legg Mason, Inc.	3,966,532	3,983,374
Nonredeemable noncontrolling interest	28,241	27,798
TOTAL STOCKHOLDERS' EQUITY	3,994,773	4,011,172
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,054,429	$8,290,415
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$250,046	$226,853
Funds	382,228	363,463
Performance fees	81,537	17,459
Distribution and service fees	78,906	91,382
Other	1,125	1,008
Total Operating Revenues	793,842	700,165
OPERATING EXPENSES
Compensation and benefits	413,307	358,625
Distribution and servicing	122,349	124,663
Communications and technology	50,303	52,732
Occupancy	24,408	33,142
Amortization of intangible assets	6,339	5,703
Impairment charges	34,000	—
Contingent consideration fair value adjustments	(16,550)	(18,000)
Other	52,481	69,745
Total Operating Expenses	686,637	626,610
OPERATING INCOME	107,205	73,555
NON-OPERATING INCOME (EXPENSE)
Interest income	1,468	1,848
Interest expense	(29,266)	(24,565)
Other income, net	11,388	6,585
Non-operating income of consolidated investment vehicles, net	997	3,228
Total Non-Operating Income (Expense)	(15,413)	(12,904)
INCOME BEFORE INCOME TAX PROVISION	91,792	60,651
Income tax provision	28,255	15,311
NET INCOME	63,537	45,340
Less: Net income attributable to noncontrolling interests	12,617	11,888
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$50,920	$33,452

NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$0.52	$0.31
Diluted	0.52	0.31

DIVIDENDS DECLARED PER SHARE	$0.28	$0.22
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
NET INCOME	$63,537	$45,340
Other comprehensive income (loss):
Foreign currency translation adjustment	10,671	(16,183)
Unrealized losses on interest rate swap:
Unrealized losses on interest rate swap, net of tax benefit of $1,889	—	(3,007)
Reclassification adjustment for losses included in net income, net of tax benefit of $203	—	324
Net unrealized losses on interest rate swap	—	(2,683)
Actuarial losses on defined benefit pension plan:
Actuarial losses on defined benefit pension plan	—	(6,112)
Reclassification of unrecognized loss on defined benefit pension plan	119	—
Net actuarial losses on defined benefit pension plan	119	(6,112)
Total other comprehensive income (loss)	10,790	(24,978)
COMPREHENSIVE INCOME	74,327	20,362
Less: Comprehensive income attributable to noncontrolling interests	12,284	13,886
COMPREHENSIVE INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$62,043	$6,476
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$9,573	$10,701
Stock options exercised	26	7
Deferred compensation employee stock trust	1	1
Stock-based compensation	83	34
Employee tax withholdings by settlement of net share transactions	(34)	(36)
Shares repurchased and retired	(237)	(347)
Ending balance	9,412	10,360
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,385,726	2,693,113
Stock options exercised	7,380	1,803
Deferred compensation employee stock trust	125	122
Stock-based compensation	20,710	25,860
Performance-based restricted share units related to the acquisition of Clarion Partners	—	11,121
Employee tax withholdings by settlement of net share transactions	(12,777)	(11,625)
Shares repurchased and retired	(89,412)	(111,326)
Redeemable noncontrolling interest reclassification for affiliate management equity plans	—	(3,632)
Ending balance	2,311,752	2,605,436
EMPLOYEE STOCK TRUST
Beginning balance	(24,057)	(26,263)
Shares issued to plans	(126)	(123)
Distributions and forfeitures	61	760
Ending balance	(24,122)	(25,626)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	24,057	26,263
Shares issued to plans	126	123
Distributions and forfeitures	(61)	(760)
Ending balance	24,122	25,626
RETAINED EARNINGS
Beginning balance	1,694,859	1,576,242
Net Income Attributable to Legg Mason, Inc.	50,920	33,452
Dividends declared	(27,352)	(23,581)
Reclassifications to noncontrolling interest for:
EnTrustPermal combination	—	(15,500)
Net increase in estimated redemption value of affiliate management equity plans and affiliate noncontrolling interests	(1,392)	(619)
Adoption of new stock-based compensation guidance	24,327	—
Ending balance	1,741,362	1,569,994
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(106,784)	(66,493)
Net unrealized losses on interest rate swap	—	(2,683)
Net actuarial losses on defined benefit pension plan	119	(6,112)
Foreign currency translation adjustment	10,671	(16,183)
Ending balance	(95,994)	(91,471)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,966,532	4,094,319
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	27,798	22,202
Net income attributable to noncontrolling interests	2,261	1,851
Distributions	(1,818)	(802)
Ending balance	28,241	23,251
TOTAL STOCKHOLDERS’ EQUITY	$3,994,773	$4,117,570
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$63,537	$45,340
Adjustments to reconcile Net Income to net cash used in operations:
Impairments of intangible assets	34,000	—
Depreciation and amortization	18,473	20,918
Accretion and amortization of securities discounts and premiums, net	936	659
Stock-based compensation, including $15,200 related to Clarion Partners affiliate management equity plan in 2016	21,068	37,471
Net unrealized (gains) losses on investments	(5,496)	(3,107)
Net (gains) and earnings on investments	(5,546)	(2,568)
Net (gains) losses of consolidated investment vehicles	(997)	(3,199)
Deferred income taxes	22,183	16,093
Contingent consideration fair value adjustments	(16,550)	(18,000)
Other	(76)	1,419
Decrease (increase) in assets:
Investment advisory and related fees receivable	(46,340)	4,564
Net sales of trading and other investments	41,370	16,392
Other receivables	(9,778)	(8,930)
Other assets	(1,330)	3,685
Assets of consolidated investment vehicles	(32,803)	(40,705)
Increase (decrease) in liabilities:
Accrued compensation	(201,486)	(236,848)
Deferred compensation	15,718	20,076
Accounts payable and accrued expenses	12,378	17,145
Other liabilities	(23,855)	(38,509)
Other liabilities of consolidated investment vehicles	1,014	2,134
CASH USED IN OPERATING ACTIVITIES	$(113,580)	$(165,970)

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(8,371)	$(11,971)
Business acquisitions, net of cash acquired of $33,543 in 2016	—	(997,933)
Contingent payment from prior sale of business	2,561	—
Change in restricted cash	1,117	1,088
Returns of capital and proceeds from sales and maturities of investments	200	1,000
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,493)	(1,007,816)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term borrowings	—	460,000
Debt issuance costs	—	(806)
Issuances of common stock for stock-based compensation	7,532	1,933
Employee tax withholdings by settlement of net share transactions	(12,811)	(11,661)
Repurchases of common stock	(89,649)	(111,673)
Dividends paid	(21,153)	(21,878)
Distributions to affiliate noncontrolling interests	(17,731)	(2,306)
Net subscriptions/(redemptions) attributable to noncontrolling interests	10,266	21,371
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(123,546)	334,980
EFFECT OF EXCHANGE RATES ON CASH	(789)	368
NET DECREASE IN CASH AND CASH EQUIVALENTS	(242,408)	(838,438)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	733,709	1,329,126
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$491,301	$490,688
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Income taxes, net of refunds of $1,903 in 2017	$8,132	$5,483
Interest	11,094	5,842
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
June 30, 2017
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

The nature of Legg Mason's business is such that the results of any interim period are not necessarily indicative of the results of a full year. Certain disclosures included in the Company's annual report are not required to be included on an interim basis in the Company's quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, including amounts for cash flows, comprehensive income, and changes in equity.

The information contained in the interim consolidated financial statements should be read in conjunction with Legg Mason's latest Annual Report on Form 10-K filed with the SEC.

2. Significant Accounting Policies

Consolidation
In the normal course of its business, Legg Mason sponsors and manages various types of investment products. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make, and any earned but uncollected management fees. Legg Mason did not sell or transfer investment assets to any of these investment products. In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated and reported as consolidated investment vehicles (“CIVs”). The consolidation of sponsored investment products, including those designated as CIVs, has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results. The change in the value of all consolidated sponsored investment products is recorded in Non-Operating Income (Expense) and reflected in Net income attributable to noncontrolling interests.

Certain of the investment products Legg Mason sponsors and manages are considered to be variable interest entities ("VIEs") (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Legg Mason may fund the initial cash investment in certain VRE investment products to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, the products with “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. As of June 30, 2017, March 31, 2017, and June 30, 2016, no consolidated VREs were designated as CIVs.

A VIE is an entity which does not have adequate equity to finance its activities without additional subordinated financial support; or the equity investors, as a group, do not have the normal characteristics of equity investors for a potential controlling financial interest. Legg Mason must consolidate any VIE for which it is deemed to be the primary beneficiary.

Under consolidation accounting guidance, if limited partners or similar equity holders in a sponsored investment vehicle structured as a limited partnership or a similar entity do not have either substantive kick-out or substantive participation rights over the general partner, the entities are VIEs. As a sponsor and manager of an investment vehicle, Legg Mason may be deemed a decision maker under the accounting guidance. If the fees paid to a decision maker are market-based, such fees are not considered variable interests in a VIE. Market-based fees are those fees which are both customary and commensurate with the level of effort required for the services provided. Additionally, if employee interests in a sponsored investment vehicle are not made to circumvent the consolidation guidance and are not financed by the sponsor, they are not included in the variable interests assessment, and are not included in the primary beneficiary determination.

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

Legg Mason concluded it was the primary beneficiary of three foreign mutual fund VIEs as of each June 30, 2017 and March 31, 2017, and of nine foreign mutual fund VIEs as of June 30, 2016, which were consolidated and designated as CIVs, because it held significant financial interests in these funds. Legg Mason also concluded it was the primary beneficiary of two sponsored investment fund VIEs, and one employee-owned fund that it sponsors, as of each June 30, 2017, March 31, 2017, and June 30, 2016, which were also consolidated and designated as CIVs.

On June 6, 2017, Legg Mason entered into four total return swap arrangements with financial intermediaries with respect to one sponsored exchange traded fund ("ETF") which resulted in investments in the ETF by those intermediaries in the amount of $20,253, as further described in Note 12. Under the terms of the total return swaps, Legg Mason absorbs all gains and losses on the underlying ETF investments of these financial intermediaries, and therefore has variable interests in the fund, and is deemed to be the primary beneficiary. As such, the underlying sponsored investment fund was consolidated and designated a CIV during the three months ended June 30, 2017.

See Notes 4 and 13 for additional information related to VIEs and CIVs.

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

Legg Mason accretes contingent consideration liabilities to the expected payment amounts over the related earn-out terms until the obligations are ultimately paid, resulting in Interest expense in the Consolidated Statements of Income. If the expected payment amounts subsequently change, the contingent consideration liabilities are (reduced) or increased in the current period, resulting in a (gain) or loss, which is reflected within Contingent consideration fair value adjustments in the Consolidated Statements of Income. See Notes 3 and 9 for additional information regarding contingent consideration liabilities.

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

Derivative Instruments
As noted above, on June 6, 2017, Legg Mason entered into four total return swap arrangements with financial intermediaries with respect to one Legg Mason sponsored ETF for a total notional amount of $20,253 which resulted in investments in the ETF by these intermediaries. The total return swap arrangements qualify as derivative instruments and are not designated for hedge accounting. In connection with the arrangements, Legg Mason also executed a futures contract to partially hedge the market risk related to the total return swap arrangements. See Notes 4, 12, and 13 for additional information.

Stock-Based Compensation
Effective April 1, 2017, Legg Mason adopted updated accounting guidance on stock-based compensation accounting. The updated guidance simplifies several aspects of accounting for stock-based compensation including the income tax consequences, and clarifies classification criteria for awards as either equity or liabilities, and the classification of related amounts in statements of cash flows. The updated guidance requires all excess tax benefits and deficiencies associated with stock-based compensation to be recognized as discrete items in the Income tax provision in the Consolidated Statements of Income in the reporting period in which they occur, thereby increasing the volatility of the Income tax provision as a result of fluctuations in Legg Mason's stock price. Legg Mason adopted this amendment on a modified retrospective basis, and recorded a cumulative-effect adjustment of $24,327 as an increase to both deferred tax assets and Retained earnings on the Consolidated Balance Sheet as of April 1, 2017. These tax benefits were not previously recognized due to Legg Mason's cumulative tax loss position. In addition, Legg Mason recorded a related discrete Income tax expense of $906 during the three months ended June 30, 2017, for vested stock awards with a grant date exercise price higher than the related vesting date stock price, as this aspect of the guidance was adopted on a prospective basis. Upon adoption of the updated guidance, Legg Mason elected to prospectively account for forfeitures as they occur, which did not have a material impact on the Consolidated Financial Statements. Also, cash flows related to income tax deductions in excess of or less than the related stock-based compensation expense will be classified as Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows.

Accumulated Other Comprehensive Loss, Net
There were no significant amounts reclassified from Accumulated other comprehensive loss, net, to the Consolidated Statements of Income, except as follows. During the three months ended June 30, 2017, $119 of previously unrecognized losses on a defined benefit pension plan were reclassified and expensed as further described in Note 3, and during the three months ended June 30, 2016, $527 realized on the settlement of an interest rate swap was reclassified and expensed, as further described in Note 7.

Income Taxes
Noncontrolling interests in EnTrustPermal Group Holdings, LLC ("EnTrustPermal"), Clarion Partners, LLC ("Clarion Partners") and Royce & Associates ("Royce") are structured as partnerships that pass related tax attributes to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which caused the effective tax rate to be reduced by 3.5 percentage points and 4.8 percentage points for the three months ended June 30, 2017 and 2016, respectively.

In connection with the adoption of updated accounting guidance on stock-based compensation accounting discussed above, Legg Mason recorded a discrete income tax expense of approximately $906 during the three months ended June 30, 2017, which increased the effective tax rate by 1.0 percentage point.

Recent Accounting Developments
In February 2016, the Financial Accounting Standards Board ("FASB") updated the guidance on accounting for leases. The updated guidance requires that a lessee shall recognize the assets and liabilities that arise from lease transactions. A lessee will recognize a right-of-use asset to use the underlying asset and a liability representing the lease payments. The updated guidance also requires an evaluation at the inception of a service or other contract, to determine whether the contract is or contains a lease. The guidance will be effective for Legg Mason in fiscal 2020. Legg Mason expects to recognize right of use assets and liabilities upon its adoption of the new standard and is continuing to evaluate the full impact of its adoption.

In May 2014, the FASB updated the guidance on revenue recognition. The updated guidance provides a single, comprehensive revenue recognition model for all contracts with customers, improves comparability and removes inconsistencies in revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance also requires comprehensive disclosures about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments made in applying the guidance. In March 2016, the FASB further updated the revenue guidance on determining whether to report revenue on a gross versus net basis. The updated guidance clarifies how entities evaluate principal versus agent aspects of the revenue recognition guidance issued in May 2014. The evaluation will require entities to identify all goods or services to be provided to the customer, and determine whether they obtain control of the good or service before it is transferred to the customer, where control would suggest a principal relationship, which would be accounted for on a gross basis. Legg Mason is currently reviewing its revenue contracts, and monitoring relevant implementation guidance. Legg Mason does not anticipate any significant changes to current revenue recognition practices, except as discussed below. Legg Mason may be required to recognize longer-term performance and incentive fees subject to clawback when clawback is not reasonably possible, which is earlier than under its current revenue recognition process, which defers recognition until all contingencies are resolved. Additionally, Legg Mason is evaluating whether certain separate account commissions currently expensed when paid meet the criteria for capitalization and amortization. Legg Mason is also evaluating whether revenue-related costs currently presented on a gross basis will be recorded net, or vice versa. The evaluation of the effect of this guidance is ongoing, and Legg Mason has not determined the ultimate impact of the adoption or the transition method to be used upon adoption, which is effective for Legg Mason on April 1, 2018.

3. Acquisitions

Acquisitions
The following table presents a summary of the acquisition-date fair values of the assets acquired and liabilities assumed for each of Legg Mason's significant recent acquisitions:

	EnTrust Capital		Clarion Partners	RARE Infrastructure Limited	Martin Currie (Holdings) Limited	QS Investors Holdings, LLC
Acquisition Date	May 2, 2016		April 13, 2016	October 21, 2015	October 1, 2014	May 31, 2014

Purchase price
Cash	$400,000		$631,476	$213,739	$202,577	$11,000
Estimated contingent consideration	—		—	25,000	75,211	13,370
Performance-based Legg Mason restricted share units	—		11,121	—	—	—
Minority equity interest transferred	140,000	(1)	—	—	—	—
Total consideration	540,000		642,597	238,739	277,788	24,370
Fair value of noncontrolling interests	247,700	(1)	105,300	62,722	—	—
Total	787,700		747,897	301,461	277,788	24,370
Identifiable assets and liabilities
Cash	8,236		25,307	9,667	29,389	441
Investments	16,220		22,285	—	—	3,281
Receivables	20,820		53,657	6,612	—	2,699
Indefinite-life intangible fund management contracts	262,300		505,200	122,755	135,321	—
Indefinite-life trade name	7,400		23,100	4,766	7,130	—
Amortizable intangible asset management contracts	65,500		102,800	67,877	15,234	7,060
Fixed assets	4,479		8,255	673	784	599
Other current assets (liabilities), net	1,030		(25,585)	(10,605)	—	—
Liabilities, net	(8,823)		(10,579)	(3,948)	(4,388)	(6,620)
Pension liability	—		—	—	(32,433)	—
Deferred tax liabilities	—		(36,788)	(58,619)	(31,537)	—
Total identifiable assets and liabilities	377,162		667,652	139,178	119,500	7,460
Goodwill	$410,538		$80,245	$162,283	$158,288	$16,910

(1)	Post combination EnTrustPermal noncontrolling interest of $403,200 also includes a fair value reclassification of $15,500 from retained earnings.

EnTrust Capital
On May 2, 2016, Legg Mason acquired EnTrust Capital ("EnTrust") and combined it with The Permal Group, Ltd. ("Permal"), Legg Mason's existing hedge fund platform, to form EnTrustPermal. EnTrust, an alternative asset management firm headquartered in New York, had $9,600,000 in assets under management ("AUM") and approximately $2,000,000 in assets under advisement and committed capital at closing, and largely complementary investment strategies, investor base, and business mix to Permal. The transaction included a cash payment of $400,000, which was funded with borrowings under Legg Mason's revolving credit facility, as well as a portion of the proceeds from the issuance of $450,000 of 4.75% Senior Notes due 2026 (the "2026 Notes") and $250,000 of 6.375% Junior Subordinated Notes due 2056 (the "6.375% 2056 Notes") in March 2016. As a result of the combination, Legg Mason owns 65% of the new entity, EnTrustPermal, with the remaining 35% owned by EnTrust's co-founder and managing partner. The noncontrolling interests can be put by the holder or called by Legg Mason for settlement at fair value subject to various conditions, including the passage of time. The fair value of the noncontrolling interests in the Consolidated Balance Sheet reflects the total business enterprise value of the combined entity, after appropriate discounts for lack of marketability and control.

The fair value of the acquired amortizable intangible asset management contracts had a useful life of approximately eight years at acquisition. Purchase price allocated to intangible assets and goodwill is expected to be deductible for U.S. tax purposes over a period of 15 years. Goodwill is principally attributable to synergies expected to arise with EnTrust.

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

Costs incurred in connection with the acquisition of EnTrust were $6,732 during the three months ended June 30, 2016.

The financial results of EnTrust included in Legg Mason's consolidated financial results for the three months ended June 30, 2016, include revenues of $18,726 and did not have a material impact on Net Income Attributable to Legg Mason, Inc.

In connection with the combination of EnTrust and Permal, Legg Mason incurred total charges for restructuring and transition costs of $87,643 through June 30, 2017, which includes $2,562 recognized during the quarter ended June 30, 2017. These costs were primarily comprised of charges for employee termination benefits, including severance and retention incentives, which were recorded as Compensation and benefits, in the Consolidated Statements of Income, and real estate related charges, which were recorded as Occupancy, in the Consolidated Statements of Income. While the combination is substantially complete, Legg Mason expects to incur additional costs totaling $3,000 to $4,000 during the remainder of fiscal 2018 and fiscal 2019.

The table below presents a summary of changes in the restructuring and transition-related liability from December 31, 2015 through June 30, 2017, and cumulative charges incurred to date:

	Compensation	Other		Total
Balance as of December 31, 2015	$—	$—		$—
Accrued charges	31,581	9,981	(1)	41,562
Payments	(21,938)	(2,097)		(24,035)
Balance as of March 31, 2016	9,643	7,884		17,527
Accrued charges	22,891	11,075	(1)	33,966
Payments	(29,211)	(12,408)		(41,619)
Balance as of March 31, 2017	3,323	6,551		9,874
Accrued charges	923	194		1,117
Payments	(4,118)	(1,041)		(5,159)
Balance as of June 30, 2017	$128	$5,704		$5,832
Non-cash charges(2)
Year ended March 31, 2016	$591	$1,143		$1,734
Year ended March 31, 2017	4,423	3,396		7,819
Three months ended June 30, 2017	1,441	4		1,445
Total	$6,455	$4,543		$10,998

Cumulative charges incurred through June 30, 2017	$61,850	$25,793		$87,643
(1) Includes lease loss reserve for space permanently abandoned of $9,069 for the year ended March 31, 2017, and $7,212 for the year ended March 31, 2016.
(2) Includes stock-based compensation expense and accelerated fixed asset depreciation.

Clarion Partners
On April 13, 2016, Legg Mason acquired a majority equity interest in Clarion Partners, a diversified real estate asset management firm headquartered in New York. Clarion Partners managed approximately $41,500,000 in AUM on the date of acquisition. Legg Mason acquired an 82% ownership interest in Clarion Partners for a cash payment of $631,476 (including a payment for cash delivered of $36,772 and co-investments of $16,210), which was funded with a portion of the proceeds from the issuance of the 2026 Notes and the 6.375% 2056 Notes in March 2016. The Clarion Partners management team retained 18% of the outstanding equity in Clarion Partners. The Clarion Partners management team also retained rights to the full amount of performance fee revenues earned on historic AUM in place as of the closing of the acquisition. Performance fees earned on this historic AUM are fully passed through to employees as compensation, per the terms of the acquisition agreement, and recorded as compensation expense. Legg Mason expects the full pass through of performance fees to phase out approximately five years post-closing. The firm's previous majority owner sold its entire ownership interest in the transaction. The noncontrolling interests held by the management team can be put by the holders or called by Legg Mason for settlement at fair value subject to various conditions, including the passage of time. The fair value of the noncontrolling interests reflects the total business enterprise value, after appropriate discounts for lack of marketability and control.

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

In addition to the previously discussed charge of $15,200 incurred in connection with the implementation of the Clarion Partners management equity plan, during the three months ended June 30, 2016, there were $10,383, of costs incurred in connection with the acquisition of Clarion Partners.

The financial results of Clarion Partners included in Legg Mason's consolidated financial results for the three months ended June 30, 2016, include revenues of $56,691 and did not have a material impact to Net Income Attributable to Legg Mason, Inc.

Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined financial results of Legg Mason, Clarion Partners, and EnTrust, for the initial period of the acquisitions as if each acquisition had occurred on April 1, 2015. The unaudited pro forma financial information reflects certain adjustments for amortization expense related to the fair value of acquired intangible assets, acquisition- and transition-related costs, interest expense related to debt incurred to finance the acquisitions, and the income tax impact of the pro forma adjustments. The unaudited pro forma financial information is for informational purposes only, excludes projected cost savings, and is not necessarily indicative of the financial results that would have been achieved had the acquisitions actually occurred at the beginning of the first period presented.

Three Months Ended June 30, 2016
Revenues	$717,516
Net Income Attributable to Legg Mason, Inc.	68,281
Net Income Per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	$0.63
Diluted	$0.63

RARE Infrastructure Limited
On October 21, 2015, Legg Mason acquired a majority equity interest in RARE Infrastructure Limited ("RARE Infrastructure"). RARE Infrastructure specializes in global listed infrastructure security investing, is headquartered in Sydney, Australia, and had approximately $6,800,000 in AUM at the closing of the transaction. Under the terms of the related transaction agreements, Legg Mason acquired a 75% ownership interest in the firm, the firm's management team retained a 15% equity interest and a continuing corporate minority owner, retained 10%. The acquisition required an initial cash payment of $213,739 (using the foreign exchange rate as of October 21, 2015 for the 296,000 Australian dollar payment), which was funded with approximately $40,000 of net borrowings under the Company's previous revolving credit facility, as well as existing cash resources. In August 2015, Legg Mason executed a currency forward contract to economically hedge the risk of movement in the exchange rate between the U.S. dollar and the Australian dollar in which the initial cash payment was denominated. This currency forward contract was closed in October 2015. See Note 12 for additional information regarding derivatives and hedging. In addition, contingent consideration may be due March 31, 2018, of up to $81,426 (using the foreign exchange rate as of June 30, 2017, for the maximum 106,000 Australian dollar amount per the related agreements), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. The transaction also provided for a potential contingent payment as of March 31, 2017, however no such payment was due based on relevant net revenue targets.

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

During the three months ended June 30, 2017, the amortizable intangible asset management contracts asset and the trade name indefinite-life intangible asset were impaired by $32,000 and $2,000, respectively. See Note 6 for additional information.

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

The contingent consideration liability established at closing had an acquisition date fair value of $25,000 (using the foreign exchange rate as of October 21, 2015). As of June 30, 2017, the fair value of the contingent consideration liability was $2,128, a decrease of $15,316 from March 31, 2017. During the three months ended June 30, 2017, reductions in projected AUM and revenues attributable in part to a large outflow during the quarter resulted in a $15,250 reduction in the estimated contingent consideration liability, recorded as a credit to Contingent consideration fair value adjustments in the Consolidated Statement of Income. The remaining decrease of $66 is attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, and accretion. The total contingent consideration liability was included in non-current Contingent consideration in the Consolidated Balance Sheet as of June 30, 2017. As of March 31, 2017, the contingent consideration liability totaled $17,444, of which $7,791 was included in current Contingent consideration in the Consolidated Balance Sheet, with the remaining $9,653 included in non-current Contingent consideration. The contingent consideration liability was recorded at an entity with an Australian dollar functional currency, such that related changes in the exchange rate do not impact net income.

Martin Currie (Holdings) Limited
On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited ("Martin Currie"), an international equity specialist based in the United Kingdom. The acquisition required an initial payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125,000 contract amount), which was funded from existing cash. In addition, a contingent consideration payment may be due March 31, 2018, following the third anniversary of closing, of up to approximately $423,075 (using the foreign exchange rate as of June 30, 2017 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics at March 31, 2018, as specified in the share purchase agreement. The agreement also provided for potential first and second anniversary contingent payments as of March 31, 2016 and 2017, respectively, however no such payments were due based on relevant financial metrics.

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

The contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of June 30, 2017, the fair value of the contingent consideration liability was $12,480, an increase of $462 from March 31, 2017, which was attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment. The contingent consideration liability was included in current Contingent consideration in the Consolidated Balance Sheet as of June 30, 2017 and March 31, 2017, and recorded at an entity with a British pound functional currency, such that related changes in the exchange rate do not impact net income.

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan with assets held in a separate trustee-administered fund. Plan assets are measured at fair value and comprised of 65% equities (Level 1), 34% bonds (Level 2) and 1% cash (Level 1) as of June 30, 2017, and 65% equities (Level 1) and 35% bonds (Level 2) as of March 31, 2017. Assumptions used to determine the expected return on plan assets targets a 60% / 40% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high-quality bond in the local U.K. market and currency. There were no significant concentrations of risk in plan assets as of June 30, 2017. The most recent actuarial valuation was performed as of May 31, 2013, which was updated through the acquisition and at subsequent balance sheet dates through March 31, 2017. Accrual of service credit under the plan ceased on October 3, 2014. Legg Mason uses the corridor approach to account for this plan. Under the corridor approach, actuarial gains and losses on plan assets and liabilities are deferred and reported as Other comprehensive income (loss). However, if at the beginning of the next fiscal year, the actuarial gains and losses exceed 10% of the greater of the fair value of the plan assets or the plan benefit obligation, the excess will be amortized as Compensation expense over the recovery period of 15 years. During the three months ended June 30, 2017, $119 of previously unrecognized losses were expensed under the corridor approach.

The resulting net benefit obligation, comprised as follows, is included in the June 30, 2017 and March 31, 2017, Consolidated Balance Sheets as Other non-current liabilities:

	June 30, 2017	March 31, 2017
Fair value of plan assets (at 5.4% expected weighted-average long-term return)	$62,893	$59,623
Benefit obligation (at 2.7% discount rate)	(99,802)	(97,137)
Unfunded status (excess of benefit obligation over plan assets)	$(36,909)	$(37,514)

For the three months ended June 30, 2017 and 2016, a net periodic benefit cost of $25 and $28, respectively, was included in Compensation and benefits expense in the Consolidated Statements of Income. Net actuarial losses of $17,202 and $16,681 were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheets at June 30, 2017 and March 31, 2017, respectively.

The contingent consideration payments may provide some funding of the net plan benefit obligation, through a provision of the share purchase agreement requiring certain amounts to be paid to the plan. Any contingent consideration payments to the plan are based on determination of the plan benefit obligation under local technical provisions utilized by the plan trustees.

In connection with a review by the Pensions Regulator in the U.K. ("the Regulator") of the pension plan's current structure and funding status, Martin Currie and the trustees of the pension have agreed with the Regulator to a revised plan structure which will result in certain changes to the plan structure, including the redomiciliation of the plan in the U.K., additional guarantees and, following the application of any contingent consideration payments toward the pension deficit, provisions for accelerated funding of a portion of any remaining benefit obligation, in certain circumstances. Absent funding from contingent consideration payments, Martin Currie does not expect to contribute any additional amounts in fiscal 2018 to the plan in excess of the $1,919 contributed during the three months ended June 30, 2017.

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

Other
In December 2015, Martin Currie acquired certain assets of PK Investment Management, LLP ("PK Investments"), a London based equity manager, for an initial cash payment of $4,981 and an estimated contingent payment of $2,506 due on December 31, 2017. The amount of any ultimate contingent payment will be based on certain financial metrics. The initial cash payment was funded with existing cash resources. In connection with the acquisition, Legg Mason recognized indefinite-life intangible fund management contracts and goodwill of $6,619 and $827, respectively.

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

As of June 30, 2017, the fair value of the contingent consideration liability was $3,583, a decrease of $1,258 from March 31, 2017. During the three months ended June 30, 2017, a reduction in projected net revenue resulted in a $1,300 reduction in the estimated contingent consideration liability, recorded as a credit to Contingent consideration fair value adjustments in the Consolidated Statement of Income. The reduction was offset in part by an increase of $42 attributable to accretion. The contingent consideration liability was included in non-current Contingent consideration in the Consolidated Balance Sheet as of June 30, 2017 and March 31, 2017.

Financial Guard, LLC
On August 17, 2016, Legg Mason acquired 82% of the equity interests in Financial Guard, LLC ("Financial Guard"), an online registered investment advisor and technology-enabled wealth management and investment advice platform. The acquisition required an initial cash payment, which was funded with existing cash resources, and a contingent payment of up to $3,000 based on certain metrics within the first year after the acquisition. In connection with the acquisition, Legg Mason recognized certain business assets and goodwill of $11,995. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, of which $2,500 has been paid as of June 30, 2017. As of June 30, 2017 and March 31, 2017, no contingent consideration liability was recorded in the Consolidated Balance Sheet.

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

Legg Mason accounts for its investment in Precidian, which is included in Other assets in the Consolidated Balance Sheet as of June 30, 2017 and March 31, 2017, under the equity method of accounting.

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

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of June 30, 2017
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$225,358	$—	$—	$—	$225,358
Time deposits and other	—	16,586	—	—	16,586
Total cash equivalents	225,358	16,586	—	—	241,944
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	119,998	64,161	—	3,389	187,548
Other(3)	21,542	2,474	—	11	24,027
Trading investments relating to long-term incentive compensation plans(4)	175,036	—	—	105	175,141
Equity method investments relating to long-term incentive compensation plans(5)	—	—	1,349	6,895	8,244
Total current investments(6)	316,576	66,635	1,349	10,400	394,960
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments(6)	—	—	813	22,658	23,471
Seed capital investments in real estate funds	—	—	27,182	—	27,182
Other proprietary fund products	—	—	1,646	13,969	15,615
Investments in partnerships and LLCs:(7)
Seed capital investments	—	—	—	3,277	3,277
Investments related to long-term incentive compensation plans	—	—	9,367	—	9,367
Other proprietary fund products	—	99	1,818	—	1,917
Derivative assets(7)(8)	3,083	—	—	—	3,083
Other investments(7)	—	—	112	—	112
Total	$545,017	$83,320	$42,287	$50,304	$720,928
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(20,697)	$—	$(20,697)
Derivative liabilities(8)	(274)	—	—	—	(274)
Total	$(274)	$—	$(20,697)	$—	$(20,971)

	As of March 31, 2017
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$403,585	$—	$—	$—	$403,585
Time deposits and other	—	35,835	—	—	35,835
Total cash equivalents	403,585	35,835	—	—	439,420
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	141,025	75,275	—	4,373	220,673
Other(3)	39,177	2,724	—	11	41,912
Trading investments relating to long-term incentive compensation plans(4)	150,576	—	—	327	150,903
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(5)
Seed capital investments	—	2,502	—	—	2,502
Investments related to long-term incentive compensation plans	—	—	1,337	6,292	7,629
Total current investments(6)	330,778	80,501	1,337	11,003	423,619
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments(6)	—	—	752	22,712	23,464
Seed capital investments in real estate funds	—	—	26,909	—	26,909
Other proprietary fund products	—	—	1,646	15,617	17,263
Investments in partnerships and LLCs:(7)
Seed capital investments	—	—	—	3,440	3,440
Investments related to long-term incentive compensation plans	—	—	9,315	—	9,315
Other proprietary fund products	—	99	1,825	—	1,924
Derivative assets(7)(8)	2,718	—	—	—	2,718
Other investments(7)	—	—	113	—	113
Total	$737,081	$116,435	$41,897	$52,772	$948,185
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(36,810)	$—	$(36,810)
Derivative liabilities(8)	(4,522)	—	—	—	(4,522)
Total	$(4,522)	$—	$(36,810)	$—	$(41,332)

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

(2)
Trading investments of proprietary fund products and other trading investments consist of approximately 75% and 25% equity and debt securities, respectively, as of June 30, 2017, and approximately 79% and 21% equity and debt securities, respectively, as of March 31, 2017.

(3)	Includes $12,691 and $26,854 in noncontrolling interests associated with consolidated seed investment products as of June 30, 2017 and March 31, 2017, respectively.

(4)
Primarily mutual funds where there is minimal market risk to the Company as any change in value is primarily offset by an adjustment to compensation expense and related deferred compensation liability.

(5)
Certain of Legg Mason's equity method investments are investment companies that record underlying investments at fair value. Therefore, the fair value of these investments is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee. Other equity method investments not measured at fair value on a recurring basis are excluded from the tables above.

(6)	Excludes $36,026 and $28,300 of seed capital as of June 30, 2017, and March 31, 2017, respectively, which is related to Legg Mason's investments in CIVs. See Note 13.

(7)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(8)	See Note 12.

(9)	See Note 3 and Note 9.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had seed capital investments in proprietary fund products, which totaled $277,504 and $305,288, as of June 30, 2017 and March 31, 2017, respectively, which are substantially comprised of investments in 55 funds and 57 funds, respectively, that are individually greater than $1,000, and together comprise over 90% of the total seed capital investments at each period end.

As further discussed in Notes 2, 12, and 13, on June 6, 2017, Legg Mason entered into four total return swap arrangements with financial intermediaries with respect to one Legg Mason sponsored ETF for an aggregate notional amount of $20,253 which resulted in the investment in the ETF by each of the financial intermediaries. Under the terms of the total return swap arrangements, Legg Mason receives all the investment gains and losses on the underlying investments and therefore is required to consolidate the sponsored investment fund, which was designated as a CIV.

See Notes 2 for information regarding the determination of whether investments in proprietary fund products represent VIEs and consolidation.
The net realized and unrealized gain for investment securities classified as trading was $10,169, and $9,587 for the three months ended June 30, 2017 and 2016, respectively.
The net unrealized gains relating to trading investments still held as of the reporting dates were $2,068 and $4,139 for the three months ended June 30, 2017 and 2016, respectively.

The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2017 and 2016, are presented in the tables below:

	Balance as of March 31, 2017	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of June 30, 2017
Assets:
Equity method investments relating to long-term incentive compensation plans	$1,337	$11	$—	$(11)	$—	$12	$1,349
Equity method investments in partnerships and LLCs:
Seed capital investments	752	—	—	—	—	61	813
Seed capital investments in real estate funds	26,909	439	—	(619)	—	453	27,182
Other proprietary fund products	1,646	—	—	—	—	—	1,646
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	9,315	52	—	—	—	—	9,367
Other proprietary fund products	1,825	—	—	(7)	—	—	1,818
Other investments	113	—	—	—	—	(1)	112
	$41,897	$502	$—	$(637)	$—	$525	$42,287
Liabilities:
Contingent consideration liabilities	$(36,810)	$—	n/a	$—	n/a	$16,113	$(20,697)
n/a - not applicable

	Balance as of March 31, 2016	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of June 30, 2016
Assets:
Trading investments of seed capital investments in proprietary fund products	$3	$—	$—	$(3)	$—	$—	$—
Equity method investments relating to long-term incentive compensation plans	—	2,553	—	(22)	—	56	2,587
Equity method investments in partnerships and LLCs:
Seed capital investments in real estate funds	—	24,263	—	(132)	—	382	24,513
Seed capital investments	627	—	—	—	—	17	644
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	7,501	—	—	—	—	—	7,501
Other proprietary fund products	4,807	—	—	(1,000)	—	3	3,810
Other investments	83	—	—	—	—	7	90
	$13,021	$26,816	$—	$(1,157)	$—	$465	$39,145
Liabilities:
Contingent consideration liabilities	$(84,585)	$—	n/a	$—	n/a	$21,662	$(62,923)
n/a - not applicable

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other non-operating income (expense), net, in the Consolidated Statements of Income. The change in unrealized gains for Level 3 investments and liabilities still held at the reporting date was $16,638, and $22,126 for the three months ended June 30, 2017, and 2016, respectively.

There were no significant transfers between Level 1 and Level 2 during the three months ended June 30, 2017 and 2016.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of June 30, 2017 and March 31, 2017, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of June 30, 2017
Category of Investment	Investment Strategy	June 30, 2017		March 31, 2017	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$17,962	(1)	$18,537	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	9,367		10,107	$20,000	n/a
Private equity funds	Long/short equity	15,907	(2)	17,612	7,071	Up to 12 years
Equity method	Long/short fixed income	6,895		6,292	n/a	n/a
Other	Various	173		224	n/a	Various (3)
Total		$50,304		$52,772	$27,071
n/a - not applicable

(1)	Liquidation restrictions: 1% daily redemption, 12% monthly redemption, 10% quarterly redemption, and 77% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 34% has a remaining term of less than one year and 66% has a remaining term of 15 years.

There are no current plans to sell any of these investments held as of June 30, 2017.

5. Fixed Assets

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

	June 30, 2017	March 31, 2017
Equipment	$162,315	$159,102
Software	309,590	304,943
Leasehold improvements	205,068	204,551
Total cost	676,973	668,596
Less: accumulated depreciation and amortization	(520,965)	(508,934)
Fixed assets, net	$156,008	$159,662

Depreciation and amortization expense related to fixed assets was $12,134 and $15,215 for the three months ended June 30, 2017, and 2016, respectively. The expense includes accelerated depreciation and amortization of $1,705 for the three months ended June 30, 2016, primarily related to space vacated in connection with the restructuring of Permal for the combination with EnTrust.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	June 30, 2017	March 31, 2017
Amortizable intangible asset management contracts and other
Cost	$374,938	$408,025
Accumulated amortization	(199,315)	(194,371)
Net	175,623	213,654
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	505,200
EnTrustPermal fund management contracts	596,404	596,404
Other fund management contracts	547,917	542,908
Trade names	68,031	69,863
	3,823,903	3,820,726
Intangible assets, net	$3,999,526	$4,034,380

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

During the three months ended June 30, 2017, projected revenues related to the RARE Infrastructure separate account contacts amortizable asset declined due to losses of separate account AUM and other factors, including the withdrawal of approximately $1,500,000 by an institutional client in June 2017. Based on revised attrition estimates, the remaining useful life of the acquired contracts was decreased from eight years to five years at June 30, 2017. As a result of the decline in projected revenues and the revised estimate of the remaining useful life, the amortized carrying value was determined to exceed its fair value and an impairment charge of $32,000 was recorded during the three months ended June 30, 2017. Management estimated the fair value of this asset based upon a discounted cash flow analysis using unobservable market inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected AUM growth rates of 7%, attrition rates of 20%, and a discount rate of 16.5%.

In addition, as a result of the AUM losses and other factors, Legg Mason tested the RARE Infrastructure indefinite-life fund management contracts intangible asset and trade name indefinite-life intangible asset for impairment during the three months ended June 30, 2017. The assessed fair value of the RARE Infrastructure indefinite-life fund management contracts intangible asset exceeded the carrying value by 7% and therefore was not impaired. The carrying value of the trade name exceeded its fair value, which resulted in an impairment charge of $2,000. Management estimated the fair value of the RARE Infrastructure trade name based upon a relief from royalty approach and a discounted cash flow method using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected annual revenue growth rates of 5% to 18% (average: 8%), a royalty rate of 1.0%, and a discount rate of 16.5%.

Projected revenue, AUM growth rates and client attrition are most dependent on client AUM flows, changes in market conditions, and product investment performance. Discount rates are also influenced by changes in market conditions, as well as interest rates and other factors. Decreases in projected revenue or AUM growth rates and/or increases in the discount rates could result in lower fair value measurements and potential additional impairments in these intangible assets.

Based on qualitative assessments, Legg Mason determined as of June 30, 2017, that no further quantitative impairment testing was required. Also, there were no impairments to amortizable management contract intangible assets as of June 30, 2017.

In Legg Mason's annual impairment test as of December 31, 2016, the assessed fair value of the Permal trade name indefinite-life asset declined below its carrying value, and accordingly was impaired during the year ended March 31, 2017. Should market performance, flows, and related AUM levels decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that this asset could be deemed to be impaired by a material amount.

The assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management acquisition exceeds the carrying value by a material amount.

As of June 30, 2017, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 7.6 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Remaining fiscal 2018	$18,196
2019	24,678
2020	24,213
2021	23,797
2022	23,559
Thereafter	61,180
Total	$175,623

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2017	3,086,789	(1,161,900)	1,924,889
Impact of excess tax basis amortization	(5,204)	—	(5,204)
Changes in foreign exchange rates and other	4,526	—	4,526
Balance as of June 30, 2017	$3,086,111	$(1,161,900)	$1,924,211

7. Short-Term Borrowings and Long-Term Debt

Short-term borrowings
On December 29, 2015, Legg Mason entered into an unsecured credit agreement (as amended from time to time, the "Credit Agreement") which provided for a $1,000,000 revolving credit facility. The Credit Agreement was amended on March 31, 2017 to reduce the amount available for borrowing under the revolving credit facility to $500,000. On June 2, 2017, the Credit Agreement was further amended to include Legg Mason, Inc. (the parent entity) among the entities permitted to incur liens to secure obligations, including those related to cash collateral provisions for hedging agreements, in an aggregate amount not to exceed $200,000 at any one time. Prior to this amendment, only certain subsidiaries of Legg Mason were permitted to incur such liens and the cash collateral provided by Legg Mason, Inc. (the parent entity) in connection with certain of its hedging agreements was considered a lien on assets for purposes of the lien covenant. As a result, Legg Mason was not in compliance with the terms of the Credit Agreement at all times. The amendment provides for a waiver of any defaults under the unsecured credit agreement that may have arisen prior to the date of the amendment resulting from the provision of such cash collateral.

Legg Mason had no outstanding borrowings under the revolving credit facility as of June 30, 2017 or March 31, 2017.

Interest Rate Swap - Revolving Credit Facility
On April 29, 2016, Legg Mason entered into a forward starting, amortizing interest rate swap agreement with a financial intermediary, which was designated as a cash flow hedge. The interest rate swap was used to convert then outstanding borrowings under the revolving credit facility from floating rate to fixed rate debt. Under the terms of the interest rate swap agreement, Legg Mason paid a fixed interest rate of 2.3% on a notional amount of $500,000. The swap had a 4.67-year term, with scheduled reductions in notional amount and was to expire on December 29, 2020. The fair value of the contract at June 30, 2016, was a liability of $4,369, with a corresponding loss of $2,683 (net of deferred taxes of $1,686) recorded in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheet. Prior to its termination in August 2016 in connection with the repayment of the outstanding borrowings under the revolving credit facility, the swap settled monthly and during the three months ended June 30, 2016, $527 was reclassified from Accumulated other comprehensive loss, net, to Interest expense upon settlement of the swap. There was no material ineffectiveness related to this cash flow hedge at June 30, 2016.

Long-term debt
Long-term debt, net, consists of the following:

	June 30, 2017					March 31, 2017
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Unamortized Debt Issuance Costs	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$252,645	$(3,609)	$223	$741	$250,000	$252,980
3.95% Senior Notes due July 2024	248,325	—	320	1,355	250,000	248,265
4.75% Senior Notes due March 2026	446,901	—	—	3,099	450,000	446,812
5.625% Senior Notes due January 2044	547,880	—	(3,243)	5,363	550,000	547,861
6.375% Junior Notes due March 2056	242,105	—	—	7,895	250,000	242,054
5.45% Junior Notes due September 2056	483,997	—	—	16,003	500,000	483,895
Total	$2,221,853	$(3,609)	$(2,700)	$34,456	$2,250,000	$2,221,867

Interest Rate Swap - 2.7% Senior Notes due July 2019
On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap was used to effectively convert the 2.7% Senior Notes due July 2019 from fixed rate debt to floating rate debt and had identical terms as the underlying debt being hedged. The related hedging gains and losses offset one another and resulted in no net income or loss impact. The swap had a five-year term, and was scheduled to mature on July 15, 2019. On April 21, 2016, the fair value hedge swap was terminated for a cash receipt of $6,500, and the related fair value hedge adjustment is being amortized as Interest expense over the remaining life of the debt. During each of the three months ended June 30, 2017 and 2016, $451 was amortized and recorded as Interest expense in the Consolidated Statements of Income. Until the swap was terminated on April 21, 2016, the original terms and conditions of the hedged instruments were unchanged and the swap was an effective fair value hedge.

As of June 30, 2017, $250,000 of Legg Mason's long-term debt matures in fiscal 2020, and $2,000,000 matures after fiscal 2022.

At June 30, 2017, the estimated fair value of Long-term debt was approximately $2,333,658. The fair value of debt was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

8.  Stock-Based Compensation

See Note 1 regarding updated stock-based compensation accounting guidance effective April 1, 2017.

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the equity incentive stock plan as of June 30, 2017, were 1,762. Legg Mason's stockholders have approved, effective August 1, 2017, a new equity incentive plan, under which a total of 6,500 shares, plus any shares remaining under the prior plan, are available for issuance. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to 10 years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense for the three months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,
	2017	2016
Stock options	$2,225	$2,242
Restricted stock and restricted stock units	16,579	14,573
Employee stock purchase plan	297	301
Affiliate management equity plans	776	19,499
Performance share units	1,185	850
Employee stock trust	6	6
Total stock-based compensation expense	$21,068	$37,471

Stock Options
Stock option transactions under Legg Mason's equity incentive plans during the three months ended June 30, 2017 and 2016, are summarized below:

	Three Months Ended June 30,
	2017		2016
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,593	38.15	4,506	$38.48
Granted	421	37.64	753	31.31
Exercised	(256)	28.99	(56)	29.04
Canceled/forfeited	(44)	43.73	(42)	43.93
Options outstanding at June 30	4,714	$38.55	5,161	$37.49

At June 30, 2017, options were exercisable for 3,141 shares with a weighted-average exercise price of $37.32 and a weighted average remaining contractual life of 4.2 years. Unamortized compensation cost related to unvested options for 1,573 shares at June 30, 2017, was $12,722, which is expected to be recognized over a weighted-average period of 1.6 years.

The weighted-average fair value of service-based stock options granted during the three months ended June 30, 2017 and 2016, using the Black-Scholes option pricing model was $8.33 and $7.78, per share, respectively.

The following weighted-average assumptions were used in the model for grants in the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Expected dividend yield	1.70%	1.45%
Risk-free interest rate	1.89%	1.25%
Expected volatility	26.79%	30.95%
Expected life (in years)	5.09	5.02

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

Restricted Stock
Restricted stock and restricted stock unit transactions during the three months ended June 30, 2017 and 2016, are summarized below:

	Three Months Ended June 30,
	2017		2016
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,321	38.92	3,058	$43.34
Granted	1,441	37.64	1,642	31.24
Vested	(1,281)	39.41	(1,164)	38.88
Canceled/forfeited	(32)	38.89	(63)	42.11
Unvested shares at June 30	3,449	$38.20	3,473	$39.11

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at June 30, 2017, of $111,146 is expected to be recognized over a weighted-average period of 1.9 years.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, as further discussed in Note 2, Legg Mason implemented a management equity plan for the management team of Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. The initial grant under the plan vested immediately and the related grant-date fair value of $15,200, determined by independent valuation, was recognized as Compensation and benefits expense in the Consolidated Statement of Income (Loss) and reflected in the Consolidated Balance Sheet as Redeemable noncontrolling interest during the three months ended June 30, 2016. As of June 30, 2017, the estimated aggregate redemption amount of units under the plan, as if they were currently redeemable, was $18,700.

Effective March 1, 2016, Legg Mason executed agreements with the management of its existing wholly-owned subsidiary, Royce, regarding employment arrangements with Royce management, revised revenue sharing, and the implementation of a management equity plan for Royce's key employees. Under the management equity plan, minority equity interests equivalent to 19% in the Royce entity have been issued to its management team. These interests allow the holders to receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses. As of June 30, 2017, the estimated aggregate redemption amount of units under the plan, as if they were currently redeemable, was $28,241.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $776 and $818 for the three months ended June 30, 2017 and 2016, respectively. This arrangement provides that one-half of the cost will be absorbed by the ClearBridge incentive pool. As of June 30, 2017, the estimated aggregate redemption amount of vested units under the ClearBridge plan, as if they were currently redeemable, was approximately $25,800.

On June 28, 2013, Legg Mason implemented a management equity plan with key employees of Permal. Independent valuation determined the aggregate cost of the awards to be approximately $9,000, which was being recognized as Compensation and benefits expense in the Consolidated Statements of Income over the related vesting period through December 2017. In April 2016, in conjunction with the Permal restructuring in preparation for the combination with EnTrust, the Permal management equity plan was liquidated with a payment of $7,150 to its participants, and the remaining $3,481 unamortized cost was expensed during the three months ended June 30, 2016.

Other
As of June 30, 2017 and 2016, non-employee directors held 67 and 54 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above.

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

In May 2017 and 2016, Legg Mason granted certain executive officers a total of 111 and 182 performance share units, respectively, as part of their fiscal 2017 and 2016 incentive award with an aggregate value of $3,503 and $3,528, respectively. The vesting of performance share units granted in May 2017 and 2016, and the number of shares payable at vesting are determined based on Legg Mason’s relative total stockholder return over a three-year period ending March 31, 2020 and 2019, respectively. The grant date fair value per unit for the May 2017 and 2016 performance share units of $31.42 and $19.36, respectively, was estimated as of the grant date using a Monte Carlo pricing model with the following assumptions:

	2017	2016
Expected dividend yield	2.96%	2.87%
Risk-free interest rate	1.47%	0.89%
Expected volatility	27.73%	26.01%

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

As of June 30, 2017, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining fiscal 2018	$96,134
2019	112,339
2020	99,336
2021	90,007
2022	88,201
Thereafter	187,773
Total(1)	$673,790
(1) Includes $611,637 in real estate and equipment leases and $62,153 in service and maintenance agreements.

The minimum rental commitments shown above have not been reduced by $125,444 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of June 30, 2017 and March 31, 2017, was $31,605 and $28,821, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, dependent on the commercial real estate market at such time.

The minimum rental commitments shown above also include $8,015 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $5,126 and $10,867 as of June 30, 2017 and March 31, 2017, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

During fiscal 2016 and fiscal 2017, certain office space was permanently vacated in connection with the combination of EnTrust and Permal. During fiscal 2017, the lease related to a portion of this space was terminated, resulting in reductions in the lease reserve liability totaling $4,495. Also during fiscal 2017, a sublease was executed for headquarters space that had been vacated during fiscal 2016, resulting in a $2,700 reduction in the lease reserve liability for terms more favorable than estimated. This activity is reflected in the lease reserve liability in the table below.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2016	$52,240
Accrued charges for vacated and subleased space (1) (2)	9,454
Payments, net	(16,531)
Adjustments and other	(5,475)
Balance as of March 31, 2017	39,688
Payments, net	(3,273)
Adjustments and other	316
Balance as of June 30, 2017	$36,731

(1)	Included in Occupancy expense in the Consolidated Statements of Income

(2)	Includes $9,069 related to the restructuring of Permal for the combination with EnTrust

As of June 30, 2017, Legg Mason had commitments to invest $35,863 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2029. Also, in connection with the acquisition of Clarion Partners, Legg Mason committed to provide $100,000 of seed capital to Clarion Partners products after the second anniversary of the transaction closing. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, of which $2,500 has been paid as of June 30, 2017.

As of June 30, 2017, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining contingent consideration and changes in the contingent consideration liability for each of Legg Mason's recent acquisitions. See Note 3 for additional details regarding each significant acquisition.

	RARE Infrastructure	Martin Currie	QS Investors	Other(2)	Total
Acquisition Date	October 21, 2015	October 1, 2014	May 30, 2014	Various
Maximum Remaining Contingent Consideration(1)	$81,426	$423,075	$23,400	$5,506	$533,407
Contingent Consideration Liability
Balance as of March 31, 2016	$27,145	$41,222	$13,749	$2,469	$84,585
Initial purchase accounting accrual	—	—	—	2,000	2,000
Payment	—	—	(6,587)	—	(6,587)
Fair value adjustments	(10,000)	(25,000)	(2,500)	(2,000)	(39,500)
Foreign exchange and accretion	299	(4,204)	179	38	(3,688)
Balance as of March 31, 2017	17,444	12,018	4,841	2,507	36,810
Fair value adjustments	(15,250)	—	(1,300)	—	(16,550)
Foreign exchange and accretion	(66)	462	42	(1)	437
Balance as of June 30, 2017	$2,128	$12,480	$3,583	$2,506	$20,697
Balance Sheet Classification
Current Contingent consideration	$—	$12,480	$—	$2,506	$14,986
Non-current Contingent consideration	2,128	—	3,583	—	5,711
Balance as of June 30, 2017	$2,128	$12,480	$3,583	$2,506	$20,697

(1)	Using the applicable exchange rate as of June 30, 2017, for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to the acquisition of Financial Guard on August 17, 2016 and PK Investments on December 31, 2015.

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

In management's opinion, an adequate accrual has been made as of June 30, 2017, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

As further described in Note 3, Legg Mason may be obligated to settle noncontrolling interests related to certain affiliates. As of June 30, 2017, affiliate noncontrolling interests, excluding amounts related to management equity plans, aggregated $585,995. In addition, as of June 30, 2017, the estimated redemption value for units under affiliate management equity plans aggregated $72,741. See Notes 8 and 11 for additional information regarding affiliate management equity plans and noncontrolling interests, respectively.

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

During the three months ended June 30, 2017 and 2016, Legg Mason purchased and retired 2,369 and 3,475 shares of its common stock, respectively, for $89,649 and $111,673, respectively, through open market purchases, and retired 337 and 357 shares of its common stock, respectively, for $12,811 and $11,661, respectively, under net share settlements of annual deferred compensation award vesting. Total retired shares reduced weighted-average shares outstanding by 1,329 and 2,015 shares for the three months ended June 30, 2017 and 2016, respectively.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended June 30,
	2017	2016
Basic weighted-average shares outstanding for EPS	94,869	104,465
Potential common shares:
Dilutive employee stock options	428	212
Diluted weighted-average shares outstanding for EPS	95,297	104,677

Net Income Attributable to Legg Mason, Inc.	$50,920	$33,452
Less: Earnings (distributed and undistributed) allocated to participating securities	1,736	1,051
Net Income (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$49,184	$32,401

Net Income per share Attributable to Legg Mason, Inc. Shareholders
Basic	$0.52	$0.31
Diluted	$0.52	$0.31

The weighted-average shares for the three months ended June 30, 2017 and 2016, exclude weighted-average unvested restricted shares deemed to be participating securities of 3,192 and 3,134, respectively.

The diluted EPS calculations for the three months ended June 30, 2017 and 2016, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of Convertible Notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive.
Options to purchase 2,284 and 3,493 shares for the three months ended June 30, 2017 and 2016, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive.

Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met. Unvested restricted shares for the three months ended June 30, 2017 and 2016, were antidilutive and, therefore, do not further impact diluted EPS.

11. Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, included the following amounts:

	Three Months Ended June 30,
	2017	2016
Net income attributable to redeemable noncontrolling interests	$10,356	$10,037
Net income attributable to nonredeemable noncontrolling interests	2,261	1,851
Total	$12,617	$11,888

Total redeemable and nonredeemable noncontrolling interests for the three months ended June 30, 2017 and 2016, included the following amounts:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2017	$58,470	$591,254	$28,048	$677,772	$27,798
Net income attributable to noncontrolling interests	648	9,708	—	10,356	2,261
Net subscriptions (redemptions) and other	10,266	—	—	10,266	—
Distributions	—	(15,913)	—	(15,913)	(1,818)
Foreign exchange	—	333	—	333	—
Vesting/change in estimated redemption value	—	613	776	1,389	—
Balance as of June 30, 2017	$69,384	$585,995	$28,824	$684,203	$28,241

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2016	$94,136	$68,922	$12,727	$175,785	$22,202
Net income attributable to noncontrolling interests	2,480	7,557	—	10,037	1,851
Net subscriptions (redemptions) and other(3)	18,767	2,604	—	21,371	—
Distributions	—	(1,504)	—	(1,504)	(802)
Grants (settlements), net	—	—	6,120	6,120	—
Business acquisition	—	508,500	—	508,500	—
Foreign exchange	—	(1,998)	—	(1,998)	—
Vesting/change in estimated redemption value	—	—	4,251	4,251	—
Balance as of June 30, 2016	$115,383	$584,081	$23,098	$722,562	$23,251
(1) Principally related to VIE and seeded investment products.
(2) Related to Royce management equity plan.
(3) Includes the impact related to the adoption of updated consolidation accounting guidance.

Redeemable noncontrolling interests by affiliate (exclusive of management equity plans) for the three months ended June 30, 2017 and 2016, included the following amounts:

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2017	$404,852	$113,173	$68,747	$4,482	$591,254
Net income attributable to noncontrolling interests	4,595	3,233	1,823	57	9,708
Distributions	(5,884)	(7,806)	(2,098)	(125)	(15,913)
Foreign exchange	—	—	333	—	333
Change in estimated redemption value	—	613	—	—	613
Balance as of June 30, 2017	$403,563	$109,213	$68,805	$4,414	$585,995

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2016	$—	$—	$67,155	$1,767	$68,922
Net income attributable to noncontrolling interests	4,159	2,244	1,098	56	7,557
Subscriptions	—	—	—	2,604	2,604
Distributions	—	—	(1,317)	(187)	(1,504)
Business acquisitions	403,200	105,300	—	—	508,500
Foreign exchange	—	—	(1,998)	—	(1,998)
Balance as of June 30, 2016	$407,359	$107,544	$64,938	$4,240	$584,081

12. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Australian dollar, Singapore dollar, Japanese yen, and euro. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded in the Consolidated Balance Sheets as of June 30, 2017 and March 31, 2017, were $3,083 and $2,718, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of June 30, 2017 and March 31, 2017, were $274 and $4,522, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments.

On June 6, 2017, Legg Mason entered into four total return swap arrangements with financial intermediaries with respect to a Legg Mason sponsored ETF, which resulted in an investment by each of the financial intermediaries in the ETF. Under the terms of each of the total return swap arrangements, LeggMason receives the related investment gains and losses on the underlying shares of the ETF, and also pays a floating spread on the value of the underlying shares equal to the three-month LIBOR plus 1.35%. The total return swap arrangements allow either party to terminate all or part of the arrangement, provide for automatic termination upon occurrence of certain events, and expire in June 2018. Each financial intermediary counterparty may hedge its total return swap position through an investment in the ETF and collectively, the four financial intermediaries have purchased interests in the Legg Mason ETF for a total amount of $20,253. In connection with the arrangements, Legg Mason executed a futures contract with a notional amount of $19,931 to partially hedge the gains and losses recognized on the total return swaps.

As further discussed in Note 7, in April 2016, Legg Mason executed a 4.67-year, amortizing interest rate swap, which was terminated in August 2016. Also, in April 2016, Legg Mason terminated another previously existing interest rate swap.

With the exception of the two interest rate swap contracts discussed in Note 7, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended June 30, 2017, March 31, 2017, or June 30, 2016. In addition to the total return swap arrangements and the related futures contract discussed above, as of June 30, 2017, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $219,118, and open futures contracts relating to seed capital investments with aggregate notional values totaling $129,496. With the exception of the total return swap arrangements and related futures contract, these amounts are representative of the level of non-hedge designation derivative activity throughout the three months ended June 30, 2017 and 2016. As of June 30, 2017, the weighted-average remaining contract terms for currency forward contracts and futures contracts relating to seed capital investments were eight and three months, respectively.

The following table presents the derivative assets and related offsets, if any, as of June 30, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of June 30, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$3,757	$(1,795)	$1,962	$—	$—	$1,962
Futures contracts relating to:
Seed capital investments	—	—	—	853	3,834	4,687
Total return swaps	—	—	—	268	574	842
Total futures contracts	—	—	—	1,121	4,408	5,529
Total derivative instruments not designated as hedging instruments	$3,757	$(1,795)	$1,962	$1,121	$4,408	$7,491

The following table presents the derivative liabilities and related offsets, if any, as of June 30, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of June 30, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(187)	$20	$(167)	$—	$—	$(167)
Total return swaps	—	—	—	(107)	1,275	1,168
Total derivative instruments not designated as hedging instruments	$(187)	$20	$(167)	$(107)	$1,275	$1,001

The following table presents the derivative assets and related offsets, if any, as of March 31, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$3,470	$(928)	$2,542	$—	$—	$2,542
Futures contracts relating to seed capital investments	—	—	—	176	2,878	3,054
Total derivative instruments not designated as hedging instruments	$3,470	$(928)	$2,542	$176	$2,878	$5,596

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(3,641)	$751	$(2,890)	$—	$—	$(2,890)
Futures contracts relating to seed capital investments	—	—	—	(1,632)	4,155	2,523
Total derivative instruments not designated as hedging instruments	$(3,641)	$751	$(2,890)	$(1,632)	$4,155	$(367)

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

		Three Months Ended June 30,
		2017		2016
	Income Statement Classification	Gains	Losses	Gains	Losses

Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$4,712	$(2,572)	$10,530	$(7,983)
Seed capital investments	Other non-operating income (expense)	411	(1,049)	1,334	(856)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	848	(5,500)	1,751	(3,391)
Total return swaps	Other non-operating income (expense)	267	—	—	—
Total return swap	Other non-operating income (expense)	—	(107)	—	—

Total gain (loss) from derivatives not designated as hedging instruments		6,238	(9,228)	13,615	(12,230)
Derivative designated as a cash flow hedge (See Note 7)
Interest rate swap	Interest expense	—	—	—	(527)
Total		$6,238	$(9,228)	$13,615	$(12,757)

13. Variable Interest Entities and Consolidated Investment Vehicles

In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated as CIVs. As further discussed in Note 2, Legg Mason concluded it was the primary beneficiary of three foreign mutual fund VIEs as of each June 30, 2017 and March 31, 2017, and of nine foreign mutual fund VIEs as of June 30, 2016, which were consolidated and designated as CIVs, because it held significant financial interests in these funds. Legg Mason also concluded it was the primary beneficiary of two sponsored investment fund VIEs, and one employee-owned fund that it sponsors, as of each June 30, 2017, March 31, 2017, and June 30, 2016, which were also consolidated and designated as CIVs. In addition, Legg Mason determined it was the primary beneficiary of a sponsored ETF as a result of total return swap arrangements it executed on June 6, 2017 with four separate financial intermediaries. As such, the underlying sponsored investment fund was consolidated and designated a CIV during the three months ended June 30, 2017.

As of June 30, 2017 and March 31, 2017, Legg Mason's investment in CIVs was $36,026 and $28,300, respectively, which represent its maximum risk of investment loss, excluding uncollected advisory fees. In addition, as of June 30, 2017, under the above referenced total return swap arrangements, Legg Mason receives the related investment gains and losses on notional amounts totaling $20,253. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

See Notes 2 and 4 for additional information regarding VIEs, VREs, and the consolidation of investment products.

The following tables reflect the impact of CIVs in the Consolidated Balance Sheets as of June 30, 2017 and March 31, 2017, respectively, and the Consolidated Statements of Income for the three months ended June 30, 2017 and 2016, respectively:
Consolidating Balance Sheets

	June 30, 2017				March 31, 2017
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Current Assets	$1,541,578	$97,091	$(33,068)	$1,605,601	$1,749,959	$77,406	$(25,618)	$1,801,747
Non-current assets	6,441,831	9,968	(2,971)	6,448,828	6,481,376	9,987	(2,695)	6,488,668
Total Assets	$7,983,409	$107,059	$(36,039)	$8,054,429	$8,231,335	$87,393	$(28,313)	$8,290,415
Current Liabilities	$584,635	$1,762	$(13)	$586,384	$808,664	$736	$(13)	$809,387
Non-current liabilities	2,789,069	—	—	2,789,069	2,792,084	—	—	2,792,084
Total Liabilities	3,373,704	1,762	(13)	3,375,453	3,600,748	736	(13)	3,601,471
Redeemable Non-controlling interests	614,819	12,691	56,693	684,203	619,302	26,853	31,617	677,772
Total Stockholders’ Equity	3,994,886	92,606	(92,719)	3,994,773	4,011,285	59,804	(59,917)	4,011,172
Total Liabilities and Equity	$7,983,409	$107,059	$(36,039)	$8,054,429	$8,231,335	$87,393	$(28,313)	$8,290,415

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Consolidating Statements of Income

	Three Months Ended
	June 30, 2017				June 30, 2016
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$793,886	$—	$(44)	$793,842	$700,177	$(12)	$—	$700,165
Total Operating Expenses	686,614	68	(45)	686,637	626,511	99	—	626,610
Operating Income (Loss)	107,272	(68)	1	107,205	73,666	(111)	—	73,555
Total Non-Operating Income (Expense)	(16,127)	1,239	(525)	(15,413)	(15,495)	2,548	43	(12,904)
Income Before Income Tax Provision	91,145	1,171	(524)	91,792	58,171	2,437	43	60,651
Income tax provision	28,255	—	—	28,255	15,311	—	—	15,311
Net Income	62,890	1,171	(524)	63,537	42,860	2,437	43	45,340
Less: Net income attributable to noncontrolling interests	11,970	243	404	12,617	9,408	2	2,478	11,888
Net Income Attributable to Legg Mason, Inc.	$50,920	$928	$(928)	$50,920	$33,452	$2,435	$(2,435)	$33,452

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Non-Operating Income (Expense) includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

As of June 30, 2017 and March 31, 2017, financial assets of CIVs carried at fair value totaling $67,241 and $33,991, respectively, were valued using Level 1 inputs and totaling $23,054 and $24,734, respectively, were valued using NAV as a practical expedient. Legg Mason had no financial liabilities of CIVs carried at fair value as of June 30, 2017 or March 31, 2017.

There were no transfers between Level 1 and Level 2 during either of the three months ended June 30, 2017 and 2016.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of June 30, 2017 and March 31, 2017, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of June 30, 2017
Category of Investment	Investment Strategy	June 30, 2017		March 31, 2017	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$23,054	(1)	$24,734	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 4% daily redemption; 7% monthly redemption; 47% quarterly redemption; and 42% are subject to three to five-year lock-up or side pocket provisions.

As of June 30, 2017 and March 31, 2017, for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of June 30, 2017		As of March 31, 2017
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
Real Estate Investment Trusts	$12,257	$14,760	$11,660	$15,763
Other investment funds	47,149	63,648	47,063	73,710
Total	$59,406	$78,408	$58,723	$89,473

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $27,013,127 and $26,735,285 as of June 30, 2017 and March 31, 2017, respectively.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investment securities, and the liabilities are primarily comprised of various expense accruals. These VIEs were not consolidated because Legg Mason does not have both the power to direct significant economic activities of the entity and rights/obligations associated with benefits/losses that could be significant to the entity.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
We have made in this report, and from time to time may otherwise make in our public filings, press releases and statements by our management, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues or earnings per share, anticipated changes in our business or in the amount of our client assets under management ("AUM") or assets under advisement ("AUA"), anticipated future performance of our business, including expected earnings per share in future periods, anticipated future investment performance of our affiliates, our expected future net client cash flows, anticipated expense levels, changes in expenses, the expected effects of acquisitions and expectations regarding financial market conditions. The words or phrases “can be,” “may be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project,” “anticipate” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance.

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed under the heading "Risk Factors" and elsewhere herein, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2017, and our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, commercial banks, insurance companies, and other financial services companies. The industry continues to experience disruption and challenges, including a shift to lower-fee passively managed products, increasing fee pressure (including pressure arising from the shift to lower fee passive products), the increased role of technology in asset management services, the constant introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. The asset management industry is also subject to extensive and evolving regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes and keeping abreast of regulatory developments, has required, and will continue to require, us to incur costs that impact our profitability.

Our financial position and results of operations are materially affected by the overall trends and conditions of global financial markets. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates, and changes in currency exchange rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in the attraction and retention of clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share, including, in particular, passive products, and corresponding flows out of products in which we do have market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Our strategy is to expand client choice. We focus our strategic priorities on the four primary areas listed below.  Management keeps these strategic priorities in mind when it evaluates our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below the most important initiatives on which management currently focuses in evaluating our performance and financial condition.

	Strategic Priorities		Initiatives
-	Products	-	Create an innovative portfolio of investment products and promote revenue growth by developing new products and product vehicles and leveraging the capabilities of our affiliates
		-	Identify and execute strategic acquisitions to strengthen our affiliates and increase product offerings

-	Performance	-	Deliver compelling and consistent performance against both relevant benchmarks and the products and services of our competitors

-	Distribution	-	Continue to maintain and enhance our top tier distribution function with the capability to offer solutions to relevant investment challenges and grow market share worldwide
		-	Develop alternative and innovative distribution approaches for expanded client access

-	Productivity	-	Operate with a high level of effectiveness and improve ongoing efficiency
		-	Align economic relationships with affiliate management teams, including retained affiliate management equity and the implementation of affiliate management equity plan agreements

The strategic priorities discussed above are designed to drive improvements in our net flows, earnings, cash flows, AUM and other key metrics, including operating margin.  Certain of these key metrics are discussed in our quarterly results discussion below.

In connection with these strategic priorities, on May 4, 2017, we launched the ClearBridge All Cap Growth Exchange Traded Fund ("ETF"). This product is an actively managed strategy that seeks to achieve long-term capital appreciation through investment in large-, mid-, and small capitalization stocks that have the potential for above average long-term earnings and/or cash flow growth. We expect ETFs to be a growth opportunity, as investor interest has trended away from traditional mutual funds, and intend to continue to focus on increasing our ETF product offerings during fiscal 2018.

Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2017, was $50.9 million, or $0.52 per diluted share, as compared to $33.5 million, or $0.31 per diluted share for the three months ended June 30, 2016. The three months ended June 30, 2017, included pre-tax impairment charges totaling $34.0 million, or $0.24 per diluted share, related to the RARE Infrastructure Limited ("RARE Infrastructure") amortizable intangible and trade name assets, which were offset in part by credits totaling $16.6 million, or $0.12 per diluted share, related to fair value adjustments to decrease the contingent consideration liabilities related to the acquisitions of RARE Infrastructure and QS Investors Holdings, LLC ("QS Investors"). The three months ended June 30, 2016, included acquisition and transition-related costs of $56.8 million, or $0.37 per diluted share, related to the acquisitions of EnTrust Capital ("EnTrust") and Clarion Partners, and the combination of The Permal Group, Limited ("Permal") with EnTrust, which were offset in part by a credit of $18.0 million, or $0.11 per diluted share, related to a fair value adjustment to decrease the contingent consideration liabilities related to the acquisition of Martin Currie (Holdings) Limited ("Martin Currie").

Average AUM and total operating revenues both increased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, as further discussed below.

During the 12-month period ended June 30, 2017, total AUM remained relatively flat, as net client outflows in liquidity AUM were substantially offset by the positive impact of market performance and other, which includes the reclassification, effective April 1, 2017, of certain assets which were previously classified as AUA to AUM due to a change in our policy on classification of AUA and AUM, as further discussed below.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
Equity markets continued to increase during the three months ended June 30, 2017, largely due to continued global expansion supported by technology gains across sectors in the U.S. as well as widespread market gains helping to improve international earnings. International equity markets also improved, due to signs of economic growth and central bank stimulus efforts.

Our industry continues to be impacted by the generally low growth and low return environment, with continued migration from active to passive strategies, which, together with regulatory reform, continues to put pressure on fees, contributing to the consolidation of products and managers on distribution platforms. These factors continue to create significant flow challenges for active managers like ourselves.

During the three months ended June 30, 2017, major U.S. equity market indices and bond market indices increased. During the three months ended June 30, 2016, major U.S. equity market indices were mixed, while bond market indices increased.

	% Change for the three months ended June 30:
Indices(1)	2017	2016
Dow Jones Industrial Average(2)	3.3%	1.4%
S&P 500(2)	2.6%	1.9%
Nasdaq Composite Index(2)	3.9%	(0.6)%
Barclays Capital U.S. Aggregate Bond Index	1.5%	2.2%
Barclays Capital Global Aggregate Bond Index	2.6%	2.9%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., Nasdaq Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

In June 2017, the Federal Reserve Board increased the target federal funds rate from 1.00% to 1.25%, representing the third consecutive quarter with an increase. While the economic outlook for the U.S. has remained positive in recent years, it has been impacted by increased uncertainty. The financial environment in which we operate continues to reflect a heightened level of sensitivity and continued pressure on our fees, as previously discussed.

Quarter Ended June 30, 2017, Compared to Quarter Ended June 30, 2016

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Alternative		Liquidity

-	Large Cap Growth	-	U.S. Intermediate Investment Grade	-	Real Estate	-	U.S. Managed Cash
-	Large Cap Value	-	U.S. Credit Aggregate	-	Hedge Funds	-	U.S. Municipal Cash
-	Equity Income	-	Global Opportunistic Fixed Income	-	Listed Infrastructure
-	International Equity	-	Global Government
-	Small Cap Core	-	U.S. Municipal
-	Large Cap Core	-	Global Fixed Income
-	Sector Equity	-	U.S. Long Duration
-	Small Cap Value	-	High Yield
-	Mid Cap Core	-	U.S. Limited Duration
-	Emerging Markets Equity	-	Emerging Markets Debt
-	Small Cap Growth
-	Global Equity

The components of the changes in our AUM (in billions) for the three months ended June 30, 2017 and 2016, were as follows:

	2017	2016
Beginning of period	$728.4	$669.6
Net client cash flows:
Investment funds, excluding liquidity products(1):
Subscriptions	15.8	12.6
Redemptions	(13.0)	(14.7)
Long-term separate account flows, net(2)	(2.3)	1.0
Total long-term flows	0.5	(1.1)
Liquidity fund flows, net	(11.6)	7.9
Liquidity separate account flows, net	0.1	0.1
Total liquidity flows	(11.5)	8.0
Total net client cash flows	(11.0)	6.9
Realizations(3)	(1.3)	—
Market performance and other(2)	24.7	12.3
Impact of foreign exchange	0.7	2.0
Acquisitions (disposition)(4)	(0.3)	51.1
End of period	$741.2	$741.9

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
As further discussed below, for the three months ended June 30, 2017, Other includes the reclassification, effective April 1, 2017, of $16.0 billion of certain assets which were previously included in AUA to AUM due to a change in our policy on classification of AUA and AUM. Comparable AUA as of June 30, 2016 was $11.3 billion. Long-term separate account flows, net, for the three months ended June 30, 2017, includes $1.3 billion of net inflows related to this AUM. Net inflows related to the comparable AUA were $0.7 billion for the three months ended June 30, 2016, and are excluded from the table above. Other also includes the reinvestment of dividends and, for the three months ended June 30, 2017, a $(3.7) billion reconciliation to previously reported amounts.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(4)	Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively, during the three months ended June 30, 2016.

AUM at June 30, 2017 was $741.2 billion, an increase of $12.8 billion, or 2%, from March 31, 2017. Total net client outflows were $11.0 billion, consisting of $11.5 billion of net client outflows from the liquidity asset class, which were offset in part by $0.5 billion of net client inflows into long-term asset classes. Long-term asset net inflows were comprised of equity net inflows of $1.0 billion and fixed income net inflows of $0.3 billion, offset in part by alternative net outflows of $0.8 billion. Equity net inflows were primarily in products managed by ClearBridge Investments, LLC (“ClearBridge”) and Martin Currie, offset in part by equity net outflows at QS Investors, Royce and Associates ("Royce"), and Brandywine Global Investment Management, LLC ("Brandywine"). Fixed income net inflows were primarily in products managed by Western Asset Management Company ("Western Asset"). Alternative net outflows were primarily in products managed by RARE Infrastructure and EnTrustPermal Group Holdings, LLC ("EnTrustPermal"), offset in part by net inflows into products managed by Clarion Partners. We generally earn higher fees and profits on alternative and equity AUM and thus net flows in those asset classes more heavily impact our revenues and Net Income Attributable to Legg Mason, Inc. than do net flows in the fixed income and liquidity asset classes. Market performance and other was $24.7 billion, $16.0 billion of which relates to the reclassification of certain assets effective April 1, 2017, from AUA to AUM due to a change in our policy on classification of AUA and AUM, specifically for retail separately managed account programs that operate and have fees comparable to programs managed on a fully discretionary basis. Comparable AUA as of June 30, 2016, was $11.3 billion. Other also included a $(3.7) billion reconciliation to previously reported amounts. The positive impact of foreign currency exchange rate fluctuations was $0.7 billion and dispositions resulted in a decrease of $0.3 billion.

In the quarter ended June 30, 2017, we began to separately report realizations. Realizations are investment manager driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. requested redemptions, liquidations, or asset transfers). Realizations for the quarter ended June 30, 3017 were $1.3 billion. Realizations of $0.3 billion were included in net client cash flows for the three months ended June 30, 2016.

Our net client cash flows reflect the significant industry-wide flow pressure for active managers of equity and fixed income assets discussed above under the heading "Business Environment".

AUM by Asset Class
AUM by asset class (in billions) as of June 30, 2017 and 2016, was as follows:

	2017	% of Total	2016	% of Total	% Change
Equity	$196.2	27%	$161.1	22%	22%
Fixed income	403.6	54	387.2	52	4
Alternative	66.5	9	72.6	10	(8)
Total long-term assets	666.3	90	620.9	84	7
Liquidity	74.9	10	121.0	16	(38)
Total	$741.2	100%	$741.9	100%	—

Average AUM by asset class (in billions) for the three months ended June 30, 2017 and 2016, was as follows:

	2017	% of Total	2016	% of Total	% Change
Equity	$190.6	26%	$162.3	23%	17%
Fixed income	400.7	54	377.6	53	6
Alternative	67.4	9	57.8	8	17
Total long-term assets	658.7	89	597.7	84	10
Liquidity	81.6	11	111.4	16	(27)
Total	$740.3	100%	$709.1	100%	4

The component changes in our AUM by asset class (in billions) for the three months ended June 30, 2017 and 2016, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2017	$179.8	$394.3	$67.9	$642.0	$86.4	$728.4
Investment funds, excluding liquidity funds(1):
Subscriptions	7.3	7.0	1.5	15.8	—	15.8
Redemptions	(5.6)	(6.0)	(1.4)	(13.0)	—	(13.0)
Separate account flows, net(2)	(0.7)	(0.7)	(0.9)	(2.3)	0.1	(2.2)
Liquidity fund flows, net	—	—	—	—	(11.6)	(11.6)
Net client cash flows	1.0	0.3	(0.8)	0.5	(11.5)	(11.0)
Realizations(3)	—	—	(1.3)	(1.3)	—	(1.3)
Market performance and other(2)	15.6	8.3	0.6	24.5	0.2	24.7
Impact of foreign exchange	0.1	0.7	0.1	0.9	(0.2)	0.7
Disposition	(0.3)	—	—	(0.3)	—	(0.3)
June 30, 2017	$196.2	$403.6	$66.5	$666.3	$74.9	$741.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Other includes the reclassification, effective April 1, 2017, of $12.1 billion and $3.9 billion of certain equity and fixed income assets, respectively, which were previously included in AUA to AUM due to a change in our policy on classification of AUA and AUM. Equity and fixed income separate account flows, net, include $0.7 billion and $0.6 billion, respectively, of net inflows related to this AUM. Other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2016	$162.3	$372.3	$22.7	$557.3	$112.3	$669.6
Investment funds, excluding liquidity funds(1):
Subscriptions	5.3	5.9	1.4	12.6	—	12.6
Redemptions	(6.7)	(5.1)	(2.9)	(14.7)	—	(14.7)
Separate account flows, net	(1.6)	3.1	(0.5)	1.0	0.1	1.1
Liquidity fund flows, net	—	—	—	—	7.9	7.9
Net client cash flows	(3.0)	3.9	(2.0)	(1.1)	8.0	6.9
Market performance and other(2)	1.9	9.1	1.0	12.0	0.3	12.3
Impact of foreign exchange	(0.1)	1.9	(0.2)	1.6	0.4	2.0
Acquisitions(3)	—	—	51.1	51.1	—	51.1
June 30, 2016	$161.1	$387.2	$72.6	$620.9	$121.0	$741.9

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other is primarily the reinvestment of dividends.

(3)	Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively.

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended June 30, 2017 and 2016, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
June 30, 2016	$161.1	$387.2	$72.6	$620.9	$121.0	$741.9
Investment funds, excluding liquidity funds(1):
Subscriptions	29.1	31.7	6.4	67.2	—	67.2
Redemptions	(25.8)	(29.4)	(8.4)	(63.6)	—	(63.6)
Separate account flows, net(2)	(4.5)	4.9	(4.0)	(3.6)	0.5	(3.1)
Liquidity fund flows, net	—	—	—	—	(47.4)	(47.4)
Net client cash flows	(1.2)	7.2	(6.0)	—	(46.9)	(46.9)
Realizations(3)	—	—	(1.3)	(1.3)	—	(1.3)
Market performance and other(2)	39.1	11.7	3.5	54.3	1.0	55.3
Impact of foreign exchange	(0.5)	(2.1)	—	(2.6)	(0.1)	(2.7)
Dispositions(4)	(2.3)	(0.4)	(2.3)	(5.0)	(0.1)	(5.1)
June 30, 2017	$196.2	$403.6	$66.5	$666.3	$74.9	$741.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Other includes the reclassification, effective April 1, 2017, of $12.1 billion and $3.9 billion of certain equity and fixed income assets, respectively, which were previously included in AUA to AUM due to a change in our policy on classification of AUA and AUM. Equity and fixed income separate account flows include $0.7 billion and $0.6 billion, respectively, of net inflows related to this AUM. Other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(4)	Related to the disposition of two small investment managers and our share of a joint venture.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
June 30, 2015	$183.8	$366.5	$19.2	$569.5	$129.7	$699.2
Investment funds, excluding liquidity funds (1):
Subscriptions	20.9	25.4	2.2	48.5	—	48.5
Redemptions	(32.7)	(24.4)	(5.1)	(62.2)	—	(62.2)
Separate account flows, net	0.3	0.6	(0.8)	0.1	—	0.1
Liquidity fund flows, net	—	—	—	—	(9.2)	(9.2)
Net client cash flows	(11.5)	1.6	(3.7)	(13.6)	(9.2)	(22.8)
Market performance and other(2)	(10.8)	17.2	(0.9)	5.5	0.5	6.0
Impact of foreign exchange	(0.5)	1.9	0.1	1.5	—	1.5
Acquisitions(3)	0.1	—	57.9	58.0	—	58.0
June 30, 2016	$161.1	$387.2	$72.6	$620.9	$121.0	$741.9

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other is primarily the reinvestment of dividends.

(3)
Includes $41.5 billion related to the acquisition of Clarion Partners in April 2016, $9.6 billion related to the acquisition of EnTrust in May 2016, $6.8 billion related to the acquisition of RARE Infrastructure in October 2015, and $0.1 billion related to the acquisition of PK Investments, LLP ("PK Investments") by Martin Currie in December 2015.

AUM at June 30, 2017, remained relatively flat as compared to June 30, 2016. Total net client outflows were $46.9 billion, all of which were from the liquidity asset class. Long-term net client cash flows were flat as fixed income net inflows of $7.2 billion, were completely offset by alternative net outflows of $6.0 billion and equity net outflows of $1.2 billion. Fixed income net inflows were primarily in products managed by Western Asset, offset in part by net outflows from products managed by Brandywine. Alternative net outflows were primarily in products managed by EnTrustPermal and RARE Infrastructure, while equity net outflows were primarily in products managed by QS Investors, Royce and Brandywine, offset in part by net inflows into products managed by Martin Currie and ClearBridge. Realizations in the quarter ended June 30, 2017, were in products managed by Clarion Partners. Market performance and other was $55.3 billion, $16.0 billion of which relates to the reclassification, effective April 1, 2017, of certain assets which were previously classified as

AUA to AUM due to a change in our policy on classification of AUA and AUM. The negative impact of foreign currency exchange rate fluctuations totaled $2.7 billion. Dispositions totaled $5.1 billion, related to the disposition of two small investment managers and our portion of a joint venture.

In the quarter ended June 30, 2017, we began to separately report realizations. Realizations are investment manager driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. requested redemptions, liquidations, or asset transfers). Realizations for the quarter ended June 30, 3017, were $1.3 billion. Realizations of $0.2 billion, $0.4 billion, $0.4 billion, and $0.3 billion, were included in net client cash flows for the three months ended March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016, respectively.

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

The component changes in our AUM by distribution channel (in billions) for the three months ended June 30, 2017 and 2016, were as follows:

	Global Distribution		Affiliate/Other	Total
March 31, 2017	$285.6		$442.8	$728.4
Net client cash flows, excluding liquidity funds	5.7		(5.1)	0.6
Liquidity fund flows, net	—		(11.6)	(11.6)
Net client cash flows	5.7	(1)	(16.7)	(11.0)
Realizations(2)	—		(1.3)	(1.3)
Market performance and other	20.0	(1)	4.7	24.7
Impact of foreign exchange	0.3		0.4	0.7
Disposition	—		(0.3)	(0.3)
June 30, 2017	$311.6		$429.6	$741.2

(1)
Other includes the reclassification, effective April 1, 2017, of $16.0 billion of certain assets which were previously included in AUA to AUM due to a change in our policy on classification of AUA and AUM. Net client cash flows include $1.3 billion of net inflows related to this AUM. Other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

	Global Distribution(1)	Affiliate/Other	Total
March 31, 2016	$254.6	$415.0	$669.6
Net client cash flows, excluding liquidity funds	1.7	(2.7)	(1.0)
Liquidity fund flows, net	—	7.9	7.9
Net client cash flows	1.7	5.2	6.9
Market performance and other(2)	3.6	8.7	12.3
Impact of foreign exchange	1.0	1.0	2.0
Acquisition(3)	—	51.1	51.1
June 30, 2016	$260.9	$481.0	$741.9

(1)
Excludes $11.2 billion and $10.3 billion of AUA as of June 30, 2016 and March 31, 2016, respectively. Net client cash flows for the three months ended June 30, 2016, excludes $0.7 billion of AUA net inflows. Effective April 1, 2017, the significant portion of these assets were reclassified from AUA to AUM due to a change in our policy on classification of AUA and AUM.

(2)	Other is primarily the reinvestment of dividends.

(3)	Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively.

Operating Revenue Yield
We calculate operating revenue yields as the ratio of the sum of annualized investment advisory fees, distribution and service fees, and other revenues, less performance fees, to average AUM. For the three months ended June 30, 2017 and 2016, our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 39 basis points and 38 basis points, respectively. Fees for managing alternative and equity assets are generally higher, with alternative assets averaging 67 basis points and 75 basis points for the three months ended June 30, 2017 and 2016, respectively, and fees for managing equity assets averaging 64 basis points and 67 basis points for the three months ended June 30, 2017 and 2016, respectively. The average fee rate for managing alternative assets declined over the last year due to a shift in the mix of assets from higher fee to lower fee products, while the average fee rate for managing equity assets declined due to the previously discussed reclassification of certain assets from AUA to AUM, as this increased the AUM denominator without a corresponding increase in operating revenue. This compares to fees for managing fixed income assets, which averaged 27 basis points and 28 basis points for the three months ended June 30, 2017 and 2016, respectively, and liquidity assets, which averaged 13 basis points and 12 basis points for the three months ended June 30, 2017 and 2016, respectively. Equity assets are primarily managed by ClearBridge, Royce, Brandywine, QS Investors and Martin Currie; alternative assets are managed by Clarion Partners, EnTrustPermal and RARE Infrastructure; fixed income assets are primarily managed by Western Asset and Brandywine; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 45 basis points each of the quarters ended June 30, 2017 and 2016, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 35 basis points for each of the quarters ended June 30, 2017 and 2016.

Investment Performance
Overall investment performance of our AUM for the three months ended June 30, 2017 and 2016, was mixed compared to relevant benchmarks.

For the three months ended June 30, 2017, U.S. equity indices produced positive returns. The best performing index was the Dow Jones Industrial Average, which returned 4.0% for the three months ended June 30, 2017. The lowest performing index was the S&P 400, which returned 2.0% for the three months ended June 30, 2017. These positive returns reflect the growth of corporate earnings and an expanding economy.

In the U.S. fixed income markets, interest rates decreased slightly over the quarter as fiscal stimulus and growth expectations moderated. Generally, there was strong demand for risky assets over the quarter and spreads in most risk sectors tightened. The best performing fixed income sector for the quarter was U.S. Credit as measured by the Barclays U.S. Credit Index which returned 2.4% for the three months ended June 30, 2017. The lowest performing fixed income sector for the three months ended June 30, 2017, was U.S. TIPS, as measured by the Barclays U.S. TIPS Index which declined 0.4%.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of June 30, 2017 and 2016, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2017				As of June 30, 2016
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	75%	73%	81%	84%	60%	68%	80%	82%
Equity:
Large cap	41%	32%	64%	79%	35%	12%	50%	70%
Small cap	45%	18%	25%	49%	66%	17%	31%	52%
Total equity (includes other equity)	45%	37%	63%	75%	42%	20%	50%	68%
Fixed income:
U.S. taxable	93%	88%	88%	86%	71%	86%	87%	84%
U.S. tax-exempt	0%	100%	100%	100%	100%	100%	100%	100%
Global taxable	81%	75%	75%	83%	15%	57%	83%	84%
Total fixed income	84%	85%	85%	86%	55%	78%	86%	85%
Alternative	75%	85%	89%	63%	53%	76%	72%	30%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of June 30, 2017 and 2016, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2017				As of June 30, 2016
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	60%	63%	69%	75%	49%	50%	72%	71%
Equity:
Large cap	31%	62%	74%	67%	48%	50%	90%	62%
Small cap	73%	26%	32%	55%	31%	10%	21%	61%
Total equity (includes other equity)	44%	53%	62%	65%	40%	38%	67%	61%
Fixed income:
U.S. taxable	91%	87%	85%	89%	78%	83%	85%	86%
U.S. tax-exempt	49%	37%	59%	86%	7%	43%	58%	88%
Global taxable	70%	78%	80%	91%	80%	37%	86%	42%
Total fixed income	78%	74%	78%	88%	60%	66%	78%	84%
Alternative (performance relates to only three funds)	100%	100%	100%	n/a	90%	100%	100%	n/a
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

As of June 30, 2017 and 2016, approximately 87% and 88%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of June 30, 2017 and 2016, the U.S. long-term mutual fund assets represented in the data accounted for 18% and 17% of our total AUM, respectively. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of June 30, 2017, constituted an aggregate of approximately $423 billion, or approximately 57% of our total AUM. The most meaningful exclusion of funds are our alternative fund strategies, which primarily involve privately placed hedge funds and privately placed real estate funds, and represent only 5% of our total AUM as of June 30, 2017, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	17.35%	3.67%	13.99%	7.14%	11.92%
Russell 3000 Growth		Relative	(3.37)%	(7.16)%	(1.21)%	(1.68)%	1.79%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	18.27%	11.75%	17.10%	8.79%	8.40%
Russell 1000 Growth		Relative	(2.15)%	0.64%	1.80%	(0.12)%	1.85%
ClearBridge Appreciation Fund	3/10/1970	Absolute	13.40%	8.09%	12.51%	7.19%	10.32%
S&P 500		Relative	(4.50)%	(1.52)%	(2.12)%	0.01%	(0.18)%
ClearBridge Dividend Strategy	11/6/1992	Absolute	14.53%	7.86%	12.05%	6.29%	8.68%
S&P 500		Relative	(3.37)%	(1.75)%	(2.58)%	(0.89)%	(0.76)%
ClearBridge Value Trust	4/16/1982	Absolute	18.99%	6.20%	13.82%	1.57%	11.65%
S&P 500		Relative	1.09%	(3.41)%	(0.81)%	(5.61)%	(0.17)%
ClearBridge All Cap Value	11/12/1981	Absolute	24.17%	6.85%	12.68%	4.73%	10.17%
Russell 3000 Value		Relative	7.96%	(0.47)%	(1.21)%	(0.86)%	(1.64)%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	17.11%	7.12%	13.07%	6.14%	9.61%
Russell 1000 Value		Relative	1.58%	(0.24)%	(0.87)%	0.57%	(0.71)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	19.46%	7.34%	12.77%	n/a	13.54%
Russell 1000 Value		Relative	3.93%	(0.02)%	(1.17)%	n/a	0.29%

Small Cap
ClearBridge Small Cap Growth	7/1/1998	Absolute	24.43%	5.67%	12.10%	7.89%	10.11%
Russell 2000 Growth		Relative	0.03%	(1.97)%	(1.88)%	0.07%	3.39%
Royce Total Return Fund	12/15/1993	Absolute	19.10%	5.80%	12.15%	6.25%	10.82%
Russell 2000		Relative	(5.50)%	(1.56)%	(1.55)%	(0.67)%	1.85%
Royce Pennsylvania Mutual	6/30/1967	Absolute	23.20%	4.55%	11.68%	5.94%	11.66%
Russell 2000		Relative	(1.40)%	(2.81)%	(2.02)%	(0.98)%	0.03%
Royce Premier Fund	12/31/1991	Absolute	27.22%	4.09%	10.91%	7.34%	11.67%
Russell 2000		Relative	2.62%	(3.27)%	(2.79)%	0.42%	1.97%
Royce Special Equity	5/1/1998	Absolute	21.63%	5.23%	10.44%	7.31%	9.25%
Russell 2000		Relative	(2.97)%	(2.13)%	(3.26)%	0.39%	1.72%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	3.84%	4.20%	4.18%	5.97%	6.24%
Barclays US Aggregate		Relative	4.15%	1.72%	1.97%	1.49%	1.26%
Western Asset Core Bond Fund	9/4/1990	Absolute	1.37%	3.42%	3.38%	5.14%	6.86%
Barclays US Aggregate		Relative	1.68%	0.94%	1.17%	0.66%	0.73%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	8.67%	3.27%	3.59%	4.73%	4.85%
Barclays US Aggregate		Relative	8.98%	0.79%	1.38%	0.25%	0.32%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	1.50%	2.66%	2.71%	4.68%	5.72%
Barclays Intermediate Gov't/Credit		Relative	1.71%	0.74%	0.94%	0.81%	0.65%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	1.68%	1.12%	1.31%	1.62%	3.53%
Citi Treasury Gov't/Credit 1-3 YR		Relative	1.32%	0.19%	0.37%	(0.67)%	(0.58)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	5.26%	4.19%	5.24%	5.39%	6.52%
Barclays US Credit		Relative	3.42%	0.79%	1.56%	(0.22)%	0.16%
Western Asset Inflation Index Plus Bond Fund	3/1/2001	Absolute	(1.69)%	(0.54)%	(0.57)%	3.57%	4.71%
Barclays US TIPS		Relative	(1.06)%	(1.17)%	(0.84)%	(0.70)%	(0.41)%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	16.86%	8.93%	15.19%	n/a	14.71%
BOFAML Floating Rate Home Loan Index		Relative	11.00%	6.36%	10.03%	n/a	9.47%
Western Asset High Yield Fund	9/28/2001	Absolute	11.74%	2.11%	5.74%	6.09%	7.25%
Barclays US Corp High Yield		Relative	(0.96)%	(2.37)%	(1.15)%	(1.58)%	(1.41)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	3.65%	1.67%	1.93%	1.38%	2.76%
Citi T-Bill 6-Month		Relative	3.11%	1.38%	1.72%	0.72%	0.05%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	(0.87)%	3.11%	3.25%	4.92%	7.61%
Barclays Municipal Bond		Relative	(0.38)%	(0.22)%	(0.01)%	0.32%	0.45%

Global Taxable
Legg Mason Western Asset Macro Opportunities Bond	11/30/2013	Absolute	12.03%	5.73%	n/a	n/a	7.07%
3-Month LIBOR		Relative	11.04%	5.15%	n/a	n/a	6.55%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	4.47%	1.14%	3.07%	5.92%	5.71%
Citi World Gov't Bond		Relative	8.61%	2.14%	3.27%	2.43%	2.64%
Legg Mason Brandywine Absolute Return Opportunities Fund	2/28/2011	Absolute	7.52%	2.33%	3.36%	n/a	3.61%
Citi 3-Month T-Bill		Relative	7.06%	2.13%	3.21%	n/a	3.48%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	2.45%	(0.63)%	1.06%	4.17%	4.25%
Citi World Gov't Bond		Relative	6.59%	0.37%	1.26%	0.68%	0.66%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	8.33%	2.65%	3.06%	4.50%	6.39%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	(14.85)%	(1.89)%	(8.62)%	4.50%	6.39%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	0.75%	4.40%	5.06%	6.73%	6.18%
UBS Australian Composite Bond Index		Relative	0.50%	0.14%	0.74%	0.50%	0.37%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	11.82%	1.67%	5.42%	5.39%	7.12%
Barclays Global High Yield		Relative	(0.07)%	(2.06)%	(1.71)%	(2.36)%	(1.98)%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	1.52%	3.34%	4.17%	n/a	4.44%
Barclays Global Aggregate Index		Relative	1.94%	0.08%	0.85%	n/a	0.63%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	6.66%	2.34%	3.18%	6.03%	9.38%
JPM EMBI Global		Relative	1.14%	(2.30)%	(2.02)%	(1.27)%	0.35%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.78%	0.39%	0.28%	0.83%	3.18%
Citi 3-Month T-Bill		Relative	0.32%	0.19%	0.13%	0.32%	0.29%

n/a	not applicable

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
As of June 30, 2017, AUA was $28 billion, comprised of approximately $18 billion related to QS Investors, approximately $6 billion related to Western Asset, approximately $3 billion related to EnTrustPermal and approximately $1 billion related to Brandywine. AUA fee rates vary with the level of non-discretionary service provided and other factors, and our average annualized fee rate related to AUA was approximately four basis points for the three months ended June 30, 2017. Effective April 1, 2017, certain assets totaling $16.0 billion were reclassified from AUA to AUM due to a change in our policy on classification of AUA and AUM, specifically for retail separately managed account programs that operate and have fees comparable to programs managed on a fully discretionary basis. Comparable AUA as of June 30, 2016, was $11.3 billion.

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

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Investment advisory fees:
Separate accounts	$250.1	$226.9	$23.2	10%
Funds	382.2	363.5	18.7	5
Performance fees	81.5	17.4	64.1	n/m
Distribution and service fees	78.9	91.4	(12.5)	(14)
Other	1.1	1.0	0.1	10
Total Operating Revenues	$793.8	$700.2	$93.6	13%
n/m - not meaningful

Total operating revenues for the three months ended June 30, 2017, were $793.8 million, an increase of 13% from $700.2 million for the three months ended June 30, 2016, primarily due to a $50.8 million increase in performance fees earned by Clarion Partners that are fully passed through as compensation expense, per the terms of the related agreements, as further discussed below, and the inclusion of a full quarter of revenues in the current year period related to Clarion Partners and EnTrust, which were acquired in April 2016 and May 2016, respectively. The impact of an increase in average long-term AUM at legacy affiliates and an increase in our operating revenue yield, excluding performance fees, from 38 basis points as of June 30, 2016, to 39 basis points as of June 30, 2017, as a result of a more favorable product mix, with higher yielding products comprising a higher percentage of our long-term average AUM, also contributed to the increase.

Investment advisory fees from separate accounts increased $23.2 million, or 10%, to $250.1 million, as compared to $226.9 million for the three months ended June 30, 2016. Of this increase, $12.4 million was related to the inclusion of revenues associated with certain assets that were reclassified from AUA to AUM effective April 1, 2017 due to a change in our policy on classification of AUA and AUM, as previously discussed. Prior to this reclassification, revenues related to these assets were included in Distribution and service fees. Increases of $6.6 million due to higher average equity assets managed by ClearBridge, $3.5 million due to higher revenues at EnTrust, which was acquired in May 2016, due in part to the inclusion of a full quarter of revenues in the current year period, and $3.1 million due to higher average fixed income assets managed by Western Asset, also contributed to the increase. These increases were offset in part by decreases of $2.1 million due to lower average alternative assets managed by legacy Permal and RARE Infrastructure and $1.6 million due to lower average equity assets managed by QS Investors.

Investment advisory fees from funds increased $18.7 million, or 5%, to $382.2 million, as compared to $363.5 million for the three months ended June 30, 2016. Of this increase, $20.4 million was due to higher average equity assets managed at ClearBridge and Martin Currie and $9.9 million was due to higher revenues earned by Clarion and EnTrust, which were acquired in April 2016 and May 2016, respectively, due in part to the inclusion of a full quarter of revenues in the current year period. These increases were offset in part by a decrease of $13.0 million due to lower average alternative assets managed by legacy Permal.

Of our total AUM, approximately 11% was in accounts that were eligible to earn performance fees as of both June 30, 2017 and 2016. Investment advisory performance fees increased $64.1 million, to $81.5 million, as compared to $17.4 million for the three months ended June 30, 2016, primarily due to a $50.8 million increase in performance fees earned by Clarion Partners on assets invested with them prior to the closing of the acquisition in April 2016. Performance fees earned on pre-close AUM at Clarion Partners (which accounts for approximately 35% of our performance fee eligible AUM as of June 30, 2017) are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement, and recorded as compensation expense, and therefore have no impact on Net Income Attributable to Legg Mason, Inc. The full pass through of Clarion Partners performance fees only applies to historic AUM in place as of the closing of the acquisition. We expect the full pass through to phase out approximately five years post-closing. An increase in performance fees earned on assets managed by RARE Infrastructure, Brandywine, Western Asset, and Martin Currie also contributed to the increase.

Distribution and service fees decreased $12.5 million, or 14%, to $78.9 million, as compared to $91.4 million for the three months ended June 30, 2016. Of this decrease, $8.4 million was primarily related to the previously discussed reclassification of certain assets from AUA to AUM, effective April 1, 2017, due to a change in our policy on classification of AUA and AUM, as revenue related to these assets is included in Investment advisory fees from separate accounts for the three months ended June 30, 2017. A reduction in average mutual fund AUM subject to distribution and service fees also contributed to the decrease.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Compensation and benefits	$413.3	$358.6	$54.7	15%
Distribution and servicing	122.4	124.7	(2.3)	(2)
Communications and technology	50.3	52.7	(2.4)	(5)
Occupancy	24.4	33.1	(8.7)	(26)
Amortization of intangible assets	6.3	5.7	0.6	11
Impairment charges	34.0	—	34.0	n/m
Contingent consideration fair value adjustments	(16.6)	(18.0)	1.4	(8)
Other	52.5	69.8	(17.3)	(25)
Total Operating Expenses	$686.6	$626.6	$60.0	10%

Operating expenses for the three months ended June 30, 2017 and 2016, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period, excluding impairment charges. The remaining operating expenses (other than impairment charges) are comprised of corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the three months ended June 30 were as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Salaries and incentives	$250.0	$230.3	$19.7	9%
Benefits and payroll taxes (including deferred compensation)	88.0	77.3	10.7	14
Transition and severance costs	4.5	19.1	(14.6)	(76)
Management equity plan charges	—	15.2	(15.2)	n/m
Performance fee pass through	65.4	14.6	50.8	n/m
Gains (losses) on deferred compensation and seed capital investments	5.4	2.1	3.3	n/m
Compensation and benefits	$413.3	$358.6	$54.7	15%
n/m - not meaningful

Compensation and benefits increased 15% to $413.3 million for the three months ended June 30, 2017, as compared to $358.6 million for the three months ended June 30, 2016, as a result of the following:

•
Salaries and incentives increased $19.7 million, to $250.0 million, as compared to $230.3 million for the three months ended June 30, 2016, primarily due to a net increase of $17.9 million in net compensation at investment affiliates, which was primarily driven by the impact of increased revenues at certain revenue-share based affiliates, which creates a corresponding increase in compensation per the applicable revenue share agreements.

•
Benefits and payroll taxes increased $10.7 million, to $88.0 million, as compared to $77.3 million for the three months ended June 30, 2016, primarily due to an increase in costs associated with certain long-term incentive plans.

•
Transition costs and severance decreased $14.6 million, to $4.5 million, as compared to $19.1 million for the three months ended June 30, 2016, with $2.4 million and $15.0 million for the three months ended June 30, 2017 and 2016, respectively, associated with the restructuring of Permal for the combination with EnTrust, which is now substantially complete. The remaining amounts in each period were primarily comprised of severance costs related to corporate and distribution personnel.

•
Management equity plan charges for the three months ended June 30, 2016, represent the charge associated with the implementation of an affiliate management equity plan for the management team of Clarion Partners. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding management equity plans.

•	Performance fee pass through represents Clarion Partners performance fees that are fully passed through to Clarion Partners employees as compensation expense, as discussed above.

Compensation as a percentage of operating revenues increased to 52.1% from 51.2%, primarily due to the increase in performance fees earned by Clarion Partners that are passed through fully as compensation expense, offset in part by the reduction in transition and severance costs incurred in connection with the restructuring of Permal for the combination with EnTrust, and the impact of the charge recognized in the prior year quarter in connection with the implementation of the Clarion Partners management equity plan.

Distribution and servicing expense decreased 2% to $122.4 million, as compared to $124.7 million for the three months ended June 30, 2016, primarily due to the impact of the sale of Legg Mason Poland in December 2016.

Communications and technology expense decreased 5% to $50.3 million, as compared to $52.7 million for the three months ended June 30, 2016, primarily due to a decrease in technology consulting costs.

Occupancy expense decreased 26% to $24.4 million, as compared to $33.1 million for the three months ended June 30, 2016, primarily due to real estate related charges of $9.1 million recognized in the prior year period in connection with the restructuring of Permal for the combination with EnTrust.

Amortization of intangible assets increased $0.6 million, to $6.3 million, as compared to $5.7 million for the three months ended June 30, 2016, primarily due to a full quarter of amortization expense recognized in the current year period related to the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016, offset in part by a reduction in amortization expense as a result of impairments of the RARE Infrastructure amortizable management contracts asset recognized in the quarters ended June 30, 2017 and March 31, 2017.

Impairment charges were $34.0 million for the three months ended June 30, 2017. The impairment charges recognized during the three months ended June 30, 2017, were comprised of $32.0 million related to the RARE Infrastructure amortizable management contracts asset and $2.0 million related to the RARE Infrastructure trade name asset. These impairments resulted from losses of separate account AUM and other factors at RARE Infrastructure, and the related decline in projected revenues. A revised estimate of the remaining useful life of the RARE Infrastructure separate account contracts intangible asset also contributed to the impairment of that asset. See Note 6 of Notes to Consolidated Financial Statements for further discussion of these impairment charges, including the significant assumptions used to determine the fair value of the assets.

Contingent consideration fair value adjustments for the three months ended June 30, 2017, included credits of $16.6 million which reduced the contingent consideration liabilities related to the acquisitions of RARE Infrastructure and QS Investors, and for the three months ended June 30, 2016, included a credit of $18.0 million, which reduced the contingent consideration liability related to the acquisition of Martin Currie.

Other expense decreased $17.3 million, or 25%, to $52.5 million, as compared to $69.8 million for the three months ended June 30, 2016, primarily due to a $9.9 million reduction in professional fees and a $3.6 million reduction in insurance expense, both driven by costs incurred in the prior year period in connection with the acquisitions of Clarion Partners and EnTrust.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Interest income	$1.5	$1.8	$(0.3)	(17)%
Interest expense	(29.3)	(24.5)	(4.8)	20
Other income, net	11.4	6.6	4.8	73
Non-operating income of consolidated investment vehicles, net	1.0	3.2	(2.2)	(69)
Total Non-Operating Income (Expense)	$(15.4)	$(12.9)	$(2.5)	19%
n/m - not meaningful

Interest expense increased $4.8 million, to $29.3 million, as compared to $24.5 million for the three months ended June 30, 2016, primarily due to the net impact of the issuance of $500 million of 5.45% Junior Subordinated Notes due 2056 in August 2016, the proceeds of which were used to repay $500 million of then outstanding borrowings under our revolving credit facility.

Other income, net, increased $4.8 million, to $11.4 million, as compared to $6.6 million for the three months ended June 30, 2016, due to a $3.3 million increase in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding increase in compensation expense, and a $1.5 million increase in net market gains on corporate investments, which are not offset by a corresponding increase in compensation expense.

Non-operating income of consolidated investment vehicles, net, totaled income of $1.0 million for the three months ended June 30, 2017, as compared to income of $3.2 million for the three months ended June 30, 2016. The change was primarily due to activity of the consolidated investment vehicles ("CIVs") during the respective periods. See Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information regarding the adoption of the updated guidance and net market gains on investments of certain CIVs.

Income Tax Provision
The income tax provision was $28.3 million for the three months ended June 30, 2017, as compared to $15.3 million for the three months ended June 30, 2016. The effective tax rate was 30.8% for the three months ended June 30, 2017, as compared to 25.2% for the three months ended June 30, 2016. For the three months ended June 30, 2017 a $0.9 million discrete tax expense was recognized for vested stock awards with a grant date exercise price higher than the vesting date stock prices, which increased the effective tax rate by 1.0 percentage point. Noncontrolling interests in EnTrustPermal, Clarion Partners and Royce are structured as partnerships that pass related tax attributes to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which caused the effective tax rate to be reduced by 3.5 percentage points and 4.8 percentage points for the quarters ended June 30, 2017 and 2016, respectively.

CIVs and other consolidated sponsored investment products reduced the effective tax rate by 0.2 percentage points for the three months ended June 30, 2017, and reduced the effective tax rate by 1.1 percentage points for the three months ended June 30, 2016.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2017, totaled $50.9 million, or $0.52 per diluted share, as compared to $33.5 million, or $0.31 per diluted share, for the three months ended June 30, 2016. The increase was largely the result of lower acquisition and transition-related costs recognized in the current year period, with $2.6 million, or $0.02 per diluted share, of such costs recognized during the three months ended June 30, 2017, as compared to $56.8 million, or $0.37 per diluted share, recognized during the three months ended June 30, 2016, as well as the net impact of increased operating revenues. These increases were offset in part by the impairment charges of $34.0 million, or $0.24 per diluted share, recognized in the three months ended June 30, 2017. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share for the three months ended June 30, 2017, also benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 13.5% for the three months ended June 30, 2017, as compared to 10.5% for the three months ended June 30, 2016.

Quarter Ended June 30, 2017, Compared to Quarter Ended March 31, 2017
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2017, was $50.9 million, or $0.52 per diluted share, as compared to $75.9 million, or $0.76 per diluted share, for the three months ended March 31, 2017. As previously discussed, Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2017, included non-cash impairment charges of $34.0 million, or $0.24 per diluted share, which were offset in part by credits totaling $16.6 million, or $0.12 per diluted share, related to the previously mentioned fair value adjustments to decrease the contingent consideration liabilities related to the acquisitions of RARE Infrastructure and QS Investors. Net Income Attributable to Legg Mason, Inc. for the three months ended March 31, 2017, included discrete tax credits of $15.4 million, or $0.15 per diluted share and gains totaling $4.7 million, or $0.03 per diluted share, associated with the disposition of a small investment manager and our share of a joint venture, which were offset in part by a non-cash charge of $4.6 million, or $0.03 per diluted share, associated with an additional grant of management equity plan units under the Royce management equity plan.

Operating revenues increased to $793.8 million in the three months ended June 30, 2017, as compared to $723.1 million in the three months ended March 31, 2017. The increase in operating revenues was primarily due to an increase of $57.3 million in pass through performance fees of Clarion Partners. A 4% increase in average long-term AUM and one additional day in the quarter ended June 30, 2017 also contributed to the increase.

Operating expenses increased $73.4 million, to $686.6 million for the three months ended June 30, 2017, as compared to $613.2 million for the three months ended March 31, 2017, primarily due to an increase of $57.3 million in compensation expense related to the pass through of performance fees to Clarion Partners and the $34.0 million of non-cash impairment charges, as previously discussed, as well as an increase in benefit costs due to seasonal factors, including accelerated deferred compensation related to retirement-eligible employees. These increases were offset in part by the $16.6 million of credits related to fair value adjustments to decrease certain contingent consideration liabilities and the $4.6 million charge associated with the Royce management equity plan recognized in the March 2017 quarter, as previously discussed.

Non-operating expense, net, increased $8.4 million, to $15.4 million for the three months ended June 30, 2017, as compared to $7.1 million for the three months ended March 31, 2017, primarily due to the previously discussed $4.7 million gain associated with the disposition of a small investment manager and our share of a joint venture recognized in the March 2017 quarter and a $2.4 million decrease in Non-operating income of CIVs.

Operating margin was 13.5% for the three months ended June 30, 2017, as compared to 15.2% for the three months ended March 31, 2017.

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

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016
Operating Revenues, GAAP basis	$793,842	$723,126	$700,165
Plus (less):
Pass-through performance fees	(65,431)	(8,075)	(14,600)
Operating revenues eliminated upon consolidation of investment vehicles	44	143	12
Distribution and servicing expense, excluding consolidated investment vehicles	(122,349)	(122,404)	(124,590)
Operating Revenues, as Adjusted	$606,106	$592,790	$560,987

Operating Income, GAAP basis	$107,205	$109,889	$73,555
Plus (less):
Gains on deferred compensation and seed investments, net	5,428	5,355	2,166
Impairment of intangible assets	34,000	—	—
Amortization of intangible assets	6,339	6,939	5,703
Contingent consideration fair value adjustments	(16,550)	—	(18,000)
Operating income of consolidated investment vehicles, net	67	210	111
Operating Income, as Adjusted	$136,489	$122,393	$63,535

Operating Margin, GAAP basis	13.5%	15.2%	10.5%
Operating Margin, as Adjusted	22.5	20.6	11.3

Operating Margin, as Adjusted, for the three months ended June 30, 2017, March 31, 2017, and June 30, 2016, was 22.5%, 20.6%, and 11.3%, respectively. Operating Margin, as Adjusted, for the three months ended June 30, 2017, was reduced by 0.4 percentage points due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust. Operating Margin, as Adjusted, for the three months ended March 31, 2017, was reduced by 0.8 percentage points due to the charge associated with the additional grant of units under the Royce management equity plan and 0.4 percentage points due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust. Operating Margin, as Adjusted, for the three months ended June 30, 2016, was reduced by 4.3 percentage points due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust, 3.1 percentage points due to acquisition-related costs incurred in connection with the Clarion and EnTrust acquisitions, and 2.7 percentage points due to the charge associated with the implementation of the Clarion Partners management equity plan.

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

The calculation of Adjusted EBITDA, is as follows (dollars in thousands):

	Three Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016
Cash provided by (used in) operating activities, GAAP basis	$(113,580)	$192,811	$(165,970)
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	28,330	28,556	23,906
Current tax expense (benefit)	6,072	14,446	(783)
Net change in assets and liabilities	213,323	(55,246)	222,425
Net change in assets and liabilities of consolidated investment vehicles	31,789	(26,324)	38,571
Net income attributable to noncontrolling interests	(12,617)	(14,380)	(11,888)
Net gains and earnings on investments	5,546	3,614	2,568
Net gains on consolidated investment vehicles	997	3,437	3,228
Other	77	(583)	(1,447)
Adjusted EBITDA	$159,937	$146,331	$110,610

Adjusted EBITDA for the three months ended June 30, 2017, March 31, 2017, and June 30, 2016, was $159.9 million, $146.3 million, and $110.6 million, respectively. The $13.6 million increase for the three months ended June 30, 2017, as compared to the three months ended March 31, 2017, was primarily due to an increase in net income, adjusted for non-cash items. The $49.3 million increase for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to a reduction in acquisition and transition-related costs associated with the acquisitions of Clarion Partners and EnTrust and the integration of Permal with EnTrust.

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

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. However, we have executed total return swap arrangements with investors in one CIV, such that we receive the related investment gains and losses. At June 30, 2017, the total return swap notional values aggregate $20.3 million. Otherwise, we have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs and other consolidated sponsored investment products beyond our investments in and investment advisory fees generated from these products, which are eliminated in consolidation. Additionally, creditors of the CIVs and other consolidated sponsored investment products have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At June 30, 2017, cash and cash equivalents, total assets, long-term debt, net, and stockholders' equity were $0.5 billion, $8.1 billion, $2.2 billion and $4.0 billion, respectively. Total assets include amounts related to CIVs and other sponsored investment products of $0.1 billion.

Cash and cash equivalents are primarily invested in liquid domestic and non-domestic money market funds that hold principally domestic and non-domestic government and agency securities, bank deposits and corporate commercial paper. We have not recognized any losses on these investments. Our monitoring of cash and cash equivalents partially mitigates the potential that material risks may be associated with these balances.

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended June 30 (in millions):

	2017	2016
Cash flows used in operating activities	$(113.6)	$(166.0)
Cash flows used in investing activities	(4.5)	(1,007.8)
Cash flows provided by (used in) financing activities	(123.5)	335.0
Effect of exchange rate changes	(0.8)	0.4
Net change in cash and cash equivalents	(242.4)	(838.4)
Cash and cash equivalents, beginning of period	733.7	1,329.1
Cash and cash equivalents, end of period	$491.3	$490.7

Cash outflows used in operating activities during the three months ended June 30, 2017, were $113.6 million, primarily related to annual payments for accrued and deferred compensation, offset in part by Net Income, adjusted for non-cash items. Cash outflows used in operating activities during the three months ended June 30, 2016, were $166.0 million, primarily related to annual payments for accrued and deferred compensation and net activity related to CIVs, offset in part by Net Income, adjusted for non-cash items.

Cash outflows used in investing activities during the three months ended June 30, 2017, were $4.5 million, primarily related to payments made for fixed assets, offset in part by a contingent payment received in connection with the prior sale of a business. Cash outflows used in investing activities during the three months ended June 30, 2016, were $1.0 billion, primarily related to payments associated with the acquisitions of Clarion Partners and EnTrust of $997.9 million (net of acquired cash).

Cash outflows used in financing activities during the three months ended June 30, 2017, were $123.5 million, primarily related to the repurchase of 2.4 million shares of our common stock for $89.6 million and dividends paid of $21.2 million. Cash inflows provided by financing activities during the three months ended June 30, 2016, were $335.0 million, primarily related to borrowings of $460.0 million under our revolving credit facility, offset in part by the repurchase of 3.5 million shares of our common stock for $111.7 million and dividends paid of $21.9 million.

On June 6, 2017, we entered into four total return swap arrangements with financial intermediaries with respect to the previously discussed ClearBridge All Cap Growth ETF, which resulted in an investment in the ETF by each of those financial intermediaries in the aggregate amount of $20.3 million. These total return swap arrangements are intended to enable us to expedite third-party distribution platform access for the product. We intend to continue to grow our ETF business over the next 12 months, and may enter into similar arrangements in connection with gaining distribution platform access for additional products.

We expect that over the next 12 months cash generated from our operating activities and available cash on hand, together with potential additional transactions similar to the total return swaps described above, will be adequate to support our operating cash needs, and planned share repurchases. We currently intend to utilize our available resources for any number of potential activities, including, but not limited to, acquisitions, repurchase of shares of our common stock, seed capital investments in new and existing products, repayment of outstanding debt, or payment of increased dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

Acquisitions

As of June 30, 2017, we had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining aggregate contingent consideration and the Contingent consideration liability (in millions) for each of our acquisitions. Additional details regarding contingent consideration for each significant recent acquisition are discussed below.

	RARE Infrastructure	Martin Currie	QS Investors	Other(2)	Total
Maximum Remaining Contingent Consideration(1)	$81.4	$423.1	$23.4	$5.5	$533.4
Contingent consideration liability
Current Contingent consideration	$—	$12.5	$—	$2.5	$15.0
Non-current Contingent consideration	2.1	—	3.6	—	5.7
Balance as of June 30, 2017	$2.1	$12.5	$3.6	$2.5	$20.7

(1)	Using the applicable exchange rate as of June 30, 2017 for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to the acquisitions of Financial Guard and PK Investments.

As further described below, we may be obligated to settle noncontrolling interests related to certain affiliates. The following table presents a summary of our affiliate noncontrolling interests (in millions), excluding amounts related to management equity plans, as of June 30, 2017. The ultimate timing of noncontrolling interest settlements are too uncertain to project with any accuracy.

	EnTrustPermal	Clarion Partners	RARE Infrastructure	Other	Total
Affiliate noncontrolling interests as of June 30, 2017	$403.6	$109.2	$68.8	$4.4	$586.0

On August 17, 2016, we acquired a majority interest in Financial Guard. Contingent consideration of up to $3 million may be due one year after the closing date; however, as of June 30, 2017, no contingent consideration is expected to be paid. The amount of any ultimate contingent payment will be based on certain metrics. We also committed to contribute up to $5 million of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, of which $2.5 million has been paid as of June 30, 2017.

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

On December 31, 2015, Martin Currie acquired certain assets of PK Investments. A contingent payment, estimated at $3 million as of June 30, 2017, may be due on December 31, 2017. The amount of any ultimate contingent payment will be based on certain financial metrics.

On October 21, 2015, we acquired a majority interest in RARE Infrastructure. Contingent consideration may be due March 31, 2018, aggregating up to approximately $81 million (using the foreign exchange rate as of June 30, 2017 for the maximum 106 million Australia dollar amount per the contract), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. Noncontrolling interests of 25% of the outstanding equity are subject to put and call provisions that may result in future cash outlays.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. Contingent consideration payments may be due on the March 31 following the third anniversary of closing, aggregating up to approximately $423 million (using the foreign exchange rate as of June 30, 2017 for the maximum £325 million contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics at March 31, 2018, as specified in the share purchase agreement. Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. In addition, in connection with a review by the Pensions Regulator in the U.K. ("the Regulator") of the pension plan's current structure and funding status, Martin Currie and the trustees of the pension have agreed with the Regulator to a revised plan structure, which will result in certain changes to the plan structure, including the redomiciliation of the plan in the U.K., additional guarantees, and following the application of any contingent consideration payments toward the pension deficit, provisions for accelerated funding of a portion of any remaining benefit obligation in certain circumstances.

Effective May 31, 2014, we completed the acquisition of QS Investors. Contingent consideration of up to $20 million for the fourth anniversary payment, and up to $3 million for a potential catch-up adjustment for the second anniversary payment shortfall, may be due in July 2018, dependent on the achievement of certain net revenue targets.

See Notes 3 and 9 of Notes to Consolidated Financial Statements for additional information regarding these acquisitions.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with Royce. Under this management equity plan, as of June 30, 2017, noncontrolling interests equivalent to 19.0% in the Royce entity have been issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). As of June 30, 2017, the estimated redemption value for units under management equity plans aggregated $72.7 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Future Outlook
As of June 30, 2017, we had approximately $215 million in cash and cash equivalents in excess of our working capital and regulatory requirements. We continue to plan to return capital to shareholders totaling approximately $450 million in fiscal 2018 through a combination of share repurchases and the payment of dividends, subject to market conditions and other cash needs. During the three months ended June 30, 2017, we retired $102 million of shares, including $12 million of shares retired under net share settlements for annual deferred compensation award vesting, and made dividend payments totaling $21 million. As of June 30, 2017, we have $500 million of available borrowing capacity under our revolving credit facility, which expires in December 2020, and can be increased by another $500 million with the approval of the lenders. While we do not currently expect to raise incremental debt or equity financing over the next 12 months, we intend to grow our ETF business and are exploring various options to facilitate the launch of and provide capital to these new products. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts under our revolving credit facility, such as an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing future share repurchases, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

On June 2, 2017, our Credit Agreement was amended to permit Legg Mason, Inc. to incur liens to secure obligations, including those related to cash collateral provisions for hedging agreements, in an aggregate amount not to exceed $200 million at any one time. Prior to this amendment, cash collateral provided in connection with certain of our hedging agreements was considered a lien on assets for purposes of the lien covenant, and, as a result, we were not in compliance with the terms of the Credit Agreement at all times. The amendment provides for a waiver of any defaults under the unsecured credit agreement that may have arisen prior to the date of the amendment resulting from the provision of such cash collateral.

Our liquid assets include cash, cash equivalents, and certain current investment securities. At June 30, 2017, our total liquid assets of approximately $700 million, included $256 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries are not significant. In order to increase our cash available in the U.S. for general corporate purposes, we plan to utilize up to approximately $233 million of foreign cash over the next several years, of which $4.3 million is accumulated foreign earnings with the remainder provided from forecasted future earnings. Any additional tax provision associated with these repatriations was previously recognized. No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, we will provide for and pay any applicable additional U.S. taxes in connection with repatriation of offshore earnings. It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

Other
As of June 30, 2017, less than 1% of total assets (5% of financial assets at fair value) and less than 1% of total liabilities (99% of financial liabilities measured at fair value) meet the definition of Level 3.

On July 25, 2017, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.28 per share, payable on October 23, 2017.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs and other consolidated sponsored investment products, as we are not responsible or liable for these obligations:

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$—	$—	$250.0	$—	$—	$2,000.0	$2,250.0
Interest on long-term borrowings and credit facility commitment fees	102.0	113.0	109.7	106.1	105.4	2,272.8	2,809.0
Minimum rental and service commitments	96.1	112.4	99.3	90.0	88.2	187.8	673.8
Total Contractual Obligations	198.1	225.4	459.0	196.1	193.6	4,460.6	5,732.8
Contingent Obligations
Payments related to business acquisitions:(1)
Martin Currie	423.1	—	—	—	—	—	423.1
RARE Infrastructure	81.4	—	—	—	—	—	81.4
Other	5.5	23.4	—	—	—	—	28.9
Total payments related to business acquisitions	510.0	23.4	—	—	—	—	533.4
Total Obligations(2)(3)(4)(5)(6)	$708.1	$248.8	$459.0	$196.1	$193.6	$4,460.6	$6,266.2

(1)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of June 30, 2017, for amounts denominated in currencies other than the U.S. dollar. The related contingent consideration liabilities had an aggregate fair value of $20.7 million as of June 30, 2017, net of certain potential pension and other obligations related to Martin Currie. See Notes 3 and 9 of Notes to Consolidated Financial Statements.

(2)
The table above does not include approximately $35.9 million in capital commitments to investment partnerships in which we are a limited partner, which will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2029; $100 million of co-investment commitment associated with the Clarion Partners acquisition, which will be funded after the second anniversary of the transaction closing; or up to approximately $2.5 million of remaining additional working capital commitment associated with the Financial Guard acquisition, which will be funded over the period ending in August 2018.

(3)
The table above does not include amounts for uncertain tax positions of $51.4 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(4)
The table above does not include redeemable noncontrolling interests, primarily related to minority equity interests in our affiliates, of $614.8 million as of June 30, 2017, because the timing and amount of any related cash outflows cannot be reliably estimated, and noncontrolling interests of CIVs of $69.4 million as of June 30, 2017, because we have no obligations in relation to these amounts.

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

(6)	The table above excludes net pension benefit obligations of $36.9 million due to the uncertainty of the timing and amounts ultimately payable.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2017, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 4.        Controls and Procedures

As of June 30, 2017, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
During the three months ended June 30, 2017 there were no material changes to the information contained in Part I, Item 1A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended June 30, 2017:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
April 1, 2017 through April 30, 2017	548,410	$36.90	545,802	$402,396,911
May 1, 2017 through May 31, 2017	1,338,406	37.60	1,003,665	364,791,418
June 1, 2017 through June 30, 2017	819,501	38.88	819,474	332,933,406
Total	2,706,317	$37.84	2,368,941

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

Item 6.        Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
10.1	Form of Restricted Stock Unit Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith *
10.2	Form of Restricted Stock Unit Agreement for Non-U.S. Resident Executive under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith *
10.3	Form of Performance Share Unit Award Agreement, filed herewith *
10.4
Legg Mason, Inc. 2017 Equity Incentive Plan  (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's Annual Meeting of Stockholders, filed with the SEC on June 14, 2017)*

10.5
Fourth  Amendment and Waiver, dated as of June 2, 2017, to the Credit Agreement, dated as of December 29, 2015 (as amended by the First Amendment to the Credit Agreement, dated as of March 31, 2016, the Second Amendment to the Credit Agreement, dated as of September 7, 2016, and the Third Amendment, dated as of March 31, 2017), by and among Legg Mason, Inc., as borrower, Citibank, N.A., as administrative agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on June 2, 2017, filed with the SEC on June 2, 2017)

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2017, filed on August 4, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	August 4, 2017	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	August 4, 2017	/s/ Peter H. Nachtwey
Peter H. Nachtwey
Senior Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
12	Computation of consolidated ratios of earnings to fixed charges
10.1	Form of Restricted Stock Unit Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith *
10.2	Form of Restricted Stock Unit Agreement for Non-U.S. Resident Executive under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith *
10.3	Form of Performance Share Unit Award Agreement, filed herewith *
10.4
Legg Mason, Inc. 2017 Equity Incentive Plan  (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's Annual Meeting of Stockholders, filed with the SEC on June 14, 2017)*

10.5
Fourth  Amendment and Waiver, dated as of June 2, 2017, to the Credit Agreement, dated as of December 29, 2015 (as amended by the First Amendment to the Credit Agreement, dated as of March 31, 2016, the Second Amendment to the Credit Agreement, dated as of September 7, 2016, and the Third Amendment, dated as of March 31, 2017), by and among Legg Mason, Inc., as borrower, Citibank, N.A., as administrative agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on June 2, 2017, filed with the SEC on June 2, 2017)

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2017, filed on August 4, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* These exhibits are management contracts or compensatory plans or arrangements.