Form 10-Q
period 2017-09-30
LEGG MASON, INC.
filed 2017-11-09
CIK 704051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
91,937,502 shares of common stock as of the close of business on November 6, 2017.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2017	March 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$654,234	$733,709
Cash and cash equivalents of consolidated investment vehicles	2,475	651
Restricted cash	21,547	16,046
Receivables:
Investment advisory and related fees	439,859	433,192
Other	62,274	70,527
Investment securities	394,829	423,619
Investment securities of consolidated investment vehicles	104,259	49,901
Other	70,711	74,102
Other current assets of consolidated investment vehicles	1,368	—
Total Current Assets	1,751,556	1,801,747
Fixed assets, net	151,995	159,662
Intangible assets, net	4,000,511	4,034,380
Goodwill	1,931,351	1,924,889
Deferred income taxes	204,787	202,843
Other	145,929	156,907
Other assets of consolidated investment vehicles	9,536	9,987
TOTAL ASSETS	$8,195,665	$8,290,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$391,295	$486,679
Accounts payable and accrued expenses	173,739	181,793
Contingent consideration	18,982	22,316
Other	114,366	117,863
Other current liabilities of consolidated investment vehicles	636	736
Total Current Liabilities	699,018	809,387
Deferred compensation	99,303	87,757
Deferred income taxes	347,079	329,229
Contingent consideration	2,180	14,494
Other	133,275	138,737
Long-term debt, net	2,221,839	2,221,867
TOTAL LIABILITIES	3,502,694	3,601,471
Commitments and Contingencies (Note 8)
REDEEMABLE NONCONTROLLING INTERESTS	698,774	677,772
STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 91,892,245 shares for September 2017 and 95,726,628 shares for March 2017	9,189	9,573
Additional paid-in capital	2,242,115	2,385,726
Employee stock trust	(21,726)	(24,057)
Deferred compensation employee stock trust	21,726	24,057
Retained earnings	1,789,298	1,694,859
Accumulated other comprehensive loss, net	(74,431)	(106,784)
Total stockholders' equity attributable to Legg Mason, Inc.	3,966,171	3,983,374
Nonredeemable noncontrolling interest	28,026	27,798
TOTAL STOCKHOLDERS' EQUITY	3,994,197	4,011,172
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,195,665	$8,290,415
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$253,128	$233,328	$503,174	$460,181
Funds	393,035	377,079	775,263	740,542
Performance fees	40,821	41,970	122,358	59,429
Distribution and service fees	80,668	94,545	159,574	185,927
Other	686	1,448	1,811	2,456
Total Operating Revenues	768,338	748,370	1,562,180	1,448,535
OPERATING EXPENSES
Compensation and benefits	367,951	368,330	781,258	726,955
Distribution and servicing	123,634	128,868	245,983	253,531
Communications and technology	51,299	51,281	101,602	104,013
Occupancy	25,171	30,558	49,579	63,700
Amortization of intangible assets	6,082	6,271	12,421	11,974
Impairment charges	—	—	34,000	—
Contingent consideration fair value adjustments	—	(7,000)	(16,550)	(25,000)
Other	49,782	42,429	102,263	112,174
Total Operating Expenses	623,919	620,737	1,310,556	1,247,347
OPERATING INCOME	144,419	127,633	251,624	201,188
NON-OPERATING INCOME (EXPENSE)
Interest income	1,572	1,545	3,040	3,393
Interest expense	(29,077)	(27,925)	(58,343)	(52,490)
Other income, net	7,289	9,975	18,677	16,560
Non-operating income of consolidated investment vehicles, net	2,094	5,206	3,091	8,434
Total Non-Operating Income (Expense)	(18,122)	(11,199)	(33,535)	(24,103)
INCOME BEFORE INCOME TAX PROVISION	126,297	116,434	218,089	177,085
Income tax provision	38,673	29,902	66,928	45,213
NET INCOME	87,624	86,532	151,161	131,872
Less: Net income attributable to noncontrolling interests	11,960	20,091	24,577	31,979
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$75,664	$66,441	$126,584	$99,893

NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$0.78	$0.63	$1.30	$0.94
Diluted	0.78	0.63	1.29	0.94

DIVIDENDS DECLARED PER SHARE	$0.28	$0.22	$0.56	$0.44
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
NET INCOME	$87,624	$86,532	$151,161	$131,872
Other comprehensive income (loss):
Foreign currency translation adjustment	21,442	4,167	32,113	(13,023)
Unrealized gains (losses) on interest rate swap:
Unrealized gains (losses) on interest rate swap, net of tax provision (benefit) of $181 and $(1,708) in 2016, respectively	—	289	—	(2,718)
Reclassification adjustment for losses included in net income, net of tax benefit of $1,505 and $1,708 in 2016, respectively	—	2,394	—	2,718
Net unrealized gains (losses) on interest rate swap	—	2,683	—	—
Changes in defined benefit pension plan	121	(14,054)	240	(19,159)
Total other comprehensive income (loss)	21,563	(7,204)	32,353	(32,182)
COMPREHENSIVE INCOME	109,187	79,328	183,514	99,690
Less: Comprehensive income attributable to noncontrolling interests	10,483	18,152	22,767	32,038
COMPREHENSIVE INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$98,704	$61,176	$160,747	$67,652
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2017	2016
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$9,573	$10,701
Stock options exercised	32	12
Deferred compensation employee stock trust	1	1
Stock-based compensation	89	37
Employee tax withholdings by settlement of net share transactions	(34)	(36)
Shares repurchased and retired	(472)	(617)
Ending balance	9,189	10,098
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,385,726	2,693,113
Stock options exercised	9,304	3,442
Deferred compensation employee stock trust	285	254
Stock-based compensation	38,994	43,773
Performance-based restricted share units related to the acquisition of Clarion Partners	—	11,121
Employee tax withholdings by settlement of net share transactions	(13,017)	(11,766)
Shares repurchased and retired	(179,177)	(201,056)
Redeemable noncontrolling interest reclassification for affiliate management equity plans	—	(3,632)
Ending balance	2,242,115	2,535,249
EMPLOYEE STOCK TRUST
Beginning balance	(24,057)	(26,263)
Shares issued to plans	(286)	(255)
Distributions and forfeitures	2,617	1,067
Ending balance	(21,726)	(25,451)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	24,057	26,263
Shares issued to plans	286	255
Distributions and forfeitures	(2,617)	(1,067)
Ending balance	21,726	25,451
RETAINED EARNINGS
Beginning balance	1,694,859	1,576,242
Net Income Attributable to Legg Mason, Inc.	126,584	99,893
Dividends declared	(54,177)	(46,039)
Reclassifications to noncontrolling interest for:
EnTrustPermal combination	—	(15,500)
Net increase in estimated redemption value of affiliate management equity plans and affiliate noncontrolling interests	(2,295)	(1,721)
Adoption of new stock-based compensation guidance	24,327	—
Ending balance	1,789,298	1,612,875
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(106,784)	(66,493)
Changes in defined benefit pension plan	240	(19,159)
Foreign currency translation adjustment	32,113	(13,023)
Ending balance	(74,431)	(98,675)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,966,171	4,059,547
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	27,798	22,202
Net income attributable to noncontrolling interests	4,291	3,707
Distributions	(4,063)	(2,723)
Ending balance	28,026	23,186
TOTAL STOCKHOLDERS’ EQUITY	$3,994,197	$4,082,733
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$151,161	$131,872
Adjustments to reconcile Net Income to net cash provided by operations:
Impairments of intangible assets	34,000	—
Depreciation and amortization	36,634	40,342
Accretion and amortization of securities discounts and premiums, net	1,670	2,097
Stock-based compensation, including $15,200 related to Clarion Partners affiliate management equity plan in 2016	39,531	54,981
Net unrealized gains on investments	(10,800)	(21,382)
Net (gains) losses and earnings on investments	(7,037)	3,391
Net gains of consolidated investment vehicles	(3,091)	(8,434)
Deferred income taxes	51,194	30,307
Contingent consideration fair value adjustments	(16,550)	(25,000)
Other	(272)	500
Decrease (increase) in assets:
Investment advisory and related fees receivable	(4,978)	(17,298)
Net sales of trading and other investments	32,520	25,002
Other receivables	9,207	(4,030)
Other assets	11,456	(11,290)
Assets of consolidated investment vehicles	(32,924)	56,672
Increase (decrease) in liabilities:
Accrued compensation	(96,720)	(102,908)
Deferred compensation	11,386	22,092
Accounts payable and accrued expenses	(9,301)	(3,423)
Other liabilities	(21,237)	(37,733)
Other liabilities of consolidated investment vehicles	(100)	2,101
CASH PROVIDED BY OPERATING ACTIVITIES	$175,749	$137,859

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(15,846)	$(18,684)
Business investments and acquisitions, net of cash acquired of $33,547 in 2016	(2,250)	(1,009,928)
Contingent payment from prior sale of business	2,561	—
Change in restricted cash	(5,103)	436
Returns of capital and proceeds from sales and maturities of investments	5,506	2,436
CASH USED IN INVESTING ACTIVITIES	(15,132)	(1,025,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(179,649)	(201,673)
Dividends paid	(47,639)	(44,103)
Distributions to affiliate noncontrolling interests	(27,076)	(13,061)
Net subscriptions/(redemptions) attributable to noncontrolling interests	19,624	(39,469)
Employee tax withholdings by settlement of net share transactions	(13,051)	(11,802)
Issuances of common stock for stock-based compensation	9,622	3,709
Proceeds from issuance of long-term debt	—	500,000
Net decrease in short-term borrowings	—	(40,000)
Debt issuance costs	—	(17,639)
Payment of contingent consideration	—	(6,587)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(238,169)	129,375
EFFECT OF EXCHANGE RATES ON CASH	(1,923)	248
NET DECREASE IN CASH AND CASH EQUIVALENTS	(79,475)	(758,258)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	733,709	1,329,126
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$654,234	$570,868
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Income taxes, net of refunds of $9,505 and $754, respectively	$7,277	$11,025
Interest	56,670	45,485
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
September 30, 2017
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

The nature of Legg Mason's business is such that the results of any interim period are not necessarily indicative of the results of a full year. Certain disclosures included in the Company's annual report are not required to be included on an interim basis in the Company's quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, including amounts for Contingent consideration fair value adjustments in the Consolidated Statements of Income, cash flows and changes in equity.

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

Certain of the investment products Legg Mason sponsors and manages are considered to be variable interest entities ("VIEs") (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Legg Mason may fund the initial cash investment in certain VRE investment products to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed below, the products with “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. As of September 30, 2017, March 31, 2017, and September 30, 2016, no consolidated VREs were designated as CIVs.

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

Legg Mason concluded it was the primary beneficiary of three foreign mutual fund VIEs as of each September 30, 2017 and March 31, 2017, and of six foreign mutual fund VIEs as of September 30, 2016, which were consolidated and designated as CIVs, because it held significant financial interests in these funds. Legg Mason also concluded it was the primary beneficiary of two sponsored investment fund VIEs, and one employee-owned fund that it sponsors, as of each September 30, 2017, March 31, 2017, and September 30, 2016, which were also consolidated and designated as CIVs.

On July 26, 2017, Legg Mason entered into four total return swap arrangements with financial intermediaries with respect to one Legg Mason sponsored exchange traded fund ("ETF") which resulted in investments in the ETF by those intermediaries in the aggregate amount of $23,096. Similarly, on June 6, 2017, Legg Mason entered into four total return swap arrangements with financial intermediaries with respect to another Legg Mason sponsored ETF, which resulted in investments in the ETF by those financial intermediaries in the aggregate amount of $20,253. See Note 12 for additional information regarding the total return swaps. Under the terms of the total return swaps, Legg Mason absorbs all gains and losses on the underlying ETF investments of these financial intermediaries, and therefore has variable interests in each of the two related funds, and is deemed to be the primary beneficiary. As such, each of the two underlying sponsored investment funds were consolidated and designated CIVs as of September 30, 2017.

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

Derivative Instruments
As noted above, on July 26, 2017, Legg Mason entered into four total return swap arrangements with financial intermediaries with respect to one Legg Mason sponsored ETF for an aggregate notional amount of $23,096 which resulted in investments in the ETF by each of those financial intermediaries. Similarly, on June 6, 2017, Legg Mason entered into four total return swap arrangements with financial intermediaries with respect to another Legg Mason sponsored ETF for an aggregate notional amount of $20,253, which resulted in investments in that ETF by each of those financial intermediaries. As of September 30, 2017, the aggregate notional amounts related to these total return swap arrangements totaled $44,464. The total return swap arrangements qualify as derivative instruments and are not designated for hedge accounting. In connection with the arrangements, Legg Mason also executed futures contracts to partially hedge the market risk related to the total return swap arrangements.

See Notes 4, 12, and 13 for additional information.

Stock-Based Compensation
Effective April 1, 2017, Legg Mason adopted updated accounting guidance on stock-based compensation accounting. The updated guidance simplifies several aspects of accounting for stock-based compensation including the income tax consequences, and clarifies classification criteria for awards as either equity or liabilities, and the classification of related amounts in statements of cash flows. The updated guidance requires all excess tax benefits and deficiencies associated with stock-based compensation to be recognized as discrete items in the Income tax provision in the Consolidated Statements of Income in the reporting period in which they occur, thereby increasing the volatility of the Income tax provision as a result of fluctuations in Legg Mason's stock price. Legg Mason adopted this amendment on a modified retrospective basis, and recorded a cumulative-effect adjustment of $24,327 as an increase to both deferred tax assets and Retained earnings on the Consolidated Balance Sheet as of April 1, 2017. These tax benefits were not previously recognized due to Legg Mason's cumulative tax loss position. In addition, Legg Mason recorded a related discrete Income tax expense of $214 and $1,120 during the three and six months ended September 30, 2017, respectively, for vested stock awards with a grant date exercise price higher than the related vesting date stock price, as this aspect of the guidance was adopted on a prospective basis. Upon adoption of the updated guidance, Legg Mason elected to prospectively account for forfeitures as they occur, which did not have a material impact on the Consolidated Financial Statements. Also, cash flows related to income tax deductions in excess of or less than the related stock-based compensation expense will be classified as Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows.

Accumulated Other Comprehensive Loss, Net
There were no significant amounts reclassified from Accumulated other comprehensive loss, net, to the Consolidated Statements of Income, except as follows. During the three months and six months ended September 30, 2017, $121 and $240, respectively, of previously unrecognized losses on a defined benefit pension plan were reclassified and expensed as further described in Note 3, and during the three and six months ended September 30, 2016, $3,899 and $4,426, respectively, realized on the settlement of an interest rate swap was reclassified and expensed, as further described in Note 7.

Income Taxes
Noncontrolling interests in EnTrustPermal Group Holdings, LLC ("EnTrustPermal"), Clarion Partners, LLC ("Clarion Partners") and Royce & Associates ("Royce") are structured as partnerships that pass an allocable portion of tax attributes and obligations to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which caused a reduction in the effective tax rate of 2.8 percentage points and 6.7 percentage points for the three months ended September 30, 2017 and 2016, respectively, and 3.6 percentage points and 4.4 percentage points for the six months ended September 30, 2017 and 2016, respectively.

In connection with the adoption of updated accounting guidance on stock-based compensation accounting discussed above, Legg Mason recorded a discrete income tax expense of approximately $214 and $1,120 during the three and six months ended September 30, 2017, respectively, which increased the effective tax rate by 0.2 percentage point and 0.5 percentage points, respectively.

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

Recent Accounting Developments
In August 2017, the Financial Accounting Standards Board ("FASB") updated the guidance on accounting for derivative hedging. The updated guidance more closely aligns the results of cash flow and fair value hedging designations with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements.  The new guidance also simplifies the application of hedge accounting.  The updated guidance is effective for Legg Mason in fiscal 2020, unless adopted earlier.  Legg Mason only uses accounting hedge designation from time-to-time and would only be impacted if derivative transactions were designated for hedging.

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

In May 2014, the FASB updated the guidance on revenue recognition. The updated guidance provides a single, comprehensive revenue recognition model for all contracts with customers, improves comparability and removes inconsistencies in revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance also requires comprehensive disclosures about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments made in applying the guidance. In March 2016, the FASB further updated the revenue guidance on determining whether to report revenue on a gross versus net basis. The updated guidance clarifies how entities evaluate principal versus agent aspects of the revenue recognition guidance issued in May 2014. The evaluation will require entities to identify all goods or services to be provided to the customer, and determine whether they obtain control of the good or service before it is transferred to the customer, where control would suggest a principal relationship, which would be accounted for on a gross basis. Legg Mason has reviewed its revenue contracts, and is monitoring relevant implementation guidance. Legg Mason does not anticipate any significant changes to current revenue recognition practices, except as discussed below. Legg Mason may be required to recognize longer-term performance and incentive fees subject to clawback when clawback is not reasonably possible. This is earlier than under its current revenue recognition process, which defers recognition until all contingencies are resolved. Additionally, Legg Mason is evaluating whether certain separate account commissions currently expensed when paid meet the criteria for capitalization and amortization. Legg Mason is also evaluating whether revenue-related costs currently presented on a gross basis will be recorded net, or vice versa. The evaluation of the effect of this guidance is ongoing, and Legg Mason has not determined the ultimate impact of the adoption or the transition method to be used upon adoption, which is effective for Legg Mason on April 1, 2018.

3. Acquisitions

Acquisitions
The following table presents a summary of the acquisition-date fair values of the assets acquired and liabilities assumed for each of Legg Mason's significant recent acquisitions:

	EnTrust Capital		Clarion Partners	RARE Infrastructure Limited	Martin Currie (Holdings) Limited	QS Investors Holdings, LLC
Acquisition Date	May 2, 2016		April 13, 2016	October 21, 2015	October 1, 2014	May 31, 2014

Purchase price
Cash	$400,000		$631,476	$213,739	$202,577	$11,000
Estimated contingent consideration	—		—	25,000	75,211	13,370
Performance-based Legg Mason restricted share units	—		11,121	—	—	—
Minority equity interest transferred	140,000	(1)	—	—	—	—
Total consideration	540,000		642,597	238,739	277,788	24,370
Fair value of noncontrolling interests	247,700	(1)	105,300	62,722	—	—
Total	787,700		747,897	301,461	277,788	24,370
Identifiable assets and liabilities
Cash	8,236		25,307	9,667	29,389	441
Investments	16,220		22,285	—	—	3,281
Receivables	20,820		53,657	6,612	—	2,699
Indefinite-life intangible fund management contracts	262,300		505,200	122,755	135,321	—
Indefinite-life trade name	7,400		23,100	4,766	7,130	—
Amortizable intangible asset management contracts	65,500		102,800	67,877	15,234	7,060
Fixed assets	4,479		8,255	673	784	599
Other current assets (liabilities), net	1,030		(25,585)	(10,605)	—	—
Liabilities, net	(8,823)		(10,579)	(3,948)	(4,388)	(6,620)
Pension liability	—		—	—	(32,433)	—
Deferred tax liabilities	—		(36,788)	(58,619)	(31,537)	—
Total identifiable assets and liabilities	377,162		667,652	139,178	119,500	7,460
Goodwill	$410,538		$80,245	$162,283	$158,288	$16,910

(1)	Post combination EnTrustPermal noncontrolling interest of $403,200 also included a fair value reclassification of $15,500 from retained earnings at the time of the acquisition.

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

Costs incurred in connection with the acquisition of EnTrust were $299 and $7,031, respectively, during the three and six months ended September 30, 2016.

The financial results of EnTrust included in Legg Mason's consolidated financial results for the three and six months ended September 30, 2016, include revenues of $26,540 and $45,266, respectively, and did not have a material impact on Net Income Attributable to Legg Mason, Inc.

In connection with the combination of EnTrust and Permal, Legg Mason incurred total charges for restructuring and transition costs of $89,001 through September 30, 2017, which includes $1,358 and $3,920, respectively, recognized during the three and six months ended September 30, 2017. These costs were primarily comprised of charges for employee termination benefits, including severance and retention incentives, which were recorded as Compensation and benefits, in the Consolidated Statements of Income, and real estate related charges, which were recorded as Occupancy, in the Consolidated Statements of Income. While the combination is substantially complete, Legg Mason expects to incur additional costs totaling $2,000 to $3,000 during the remainder of fiscal 2018 and fiscal 2019.

The table below presents a summary of changes in the restructuring and transition-related liability from December 31, 2015 through September 30, 2017, and cumulative charges incurred to date:

	Compensation	Other		Total
Balance as of December 31, 2015	$—	$—		$—
Accrued charges	31,581	9,981	(1)	41,562
Payments	(21,938)	(2,097)		(24,035)
Balance as of March 31, 2016	9,643	7,884		17,527
Accrued charges	22,891	11,075	(1)	33,966
Payments	(29,211)	(12,408)		(41,619)
Balance as of March 31, 2017	3,323	6,551		9,874
Accrued charges	1,379	437		1,816
Payments	(4,560)	(2,664)		(7,224)
Balance as of September 30, 2017	$142	$4,324		$4,466
Non-cash charges(2)
Year ended March 31, 2016	$591	$1,143		$1,734
Year ended March 31, 2017	4,423	3,396		7,819
Six months ended September 30, 2017	2,100	4		2,104
Total	$7,114	$4,543		$11,657

Cumulative charges incurred through September 30, 2017	$62,965	$26,036		$89,001
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

The financial results of Clarion Partners included in Legg Mason's consolidated financial results for the three and six months ended September 30, 2016, include revenues of $84,082 and $140,773, respectively, and did not have a material impact to Net Income Attributable to Legg Mason, Inc.

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

	Three Months Ended September 30, 2016	Six Months Ended September 30, 2016
Revenues	$748,370	$1,465,886
Net Income Attributable to Legg Mason, Inc.	75,336	143,587
Net Income Per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	$0.72	$1.35
Diluted	0.71	1.35

RARE Infrastructure Limited
On October 21, 2015, Legg Mason acquired a majority equity interest in RARE Infrastructure Limited ("RARE Infrastructure"). RARE Infrastructure specializes in global listed infrastructure security investing, is headquartered in Sydney, Australia, and had approximately $6,800,000 in AUM at the closing of the transaction. Under the terms of the related transaction agreements, Legg Mason acquired a 75% ownership interest in the firm, the firm's management team retained a 15% equity interest and a continuing corporate minority owner, retained 10%. The acquisition required an initial cash payment of $213,739 (using the foreign exchange rate as of October 21, 2015 for the 296,000 Australian dollar payment), which was funded with approximately $40,000 of net borrowings under the Company's previous revolving credit facility, as well as existing cash resources. In addition, contingent consideration may be due March 31, 2018, of up to $83,174 (using the foreign exchange rate as of September 30, 2017, for the maximum 106,000 Australian dollar amount per the related agreements), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. The transaction also provided for a potential contingent payment as of March 31, 2017, however no such payment was due based on relevant net revenue targets.

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

The contingent consideration liability established at closing had an acquisition date fair value of $25,000 (using the foreign exchange rate as of October 21, 2015). As of September 30, 2017, the fair value of the contingent consideration liability was $2,180, a decrease of $15,264 from March 31, 2017. During the three months ended June 30, 2017, reductions in projected AUM and revenues attributable in part to a large outflow during the quarter resulted in a $15,250 reduction in the estimated contingent consideration liability, recorded as a credit to Contingent consideration fair value adjustments in the Consolidated Statement of Income. The remaining decrease during the six months ended September 30, 2017 of $14 is attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, net of accretion. The total contingent consideration liability was included in non-current Contingent consideration in the Consolidated Balance Sheet as of September 30, 2017. As of March 31, 2017, the contingent consideration liability totaled $17,444, of which $7,791 was included in current Contingent consideration in the Consolidated Balance Sheet, with the remaining $9,653 included in non-current Contingent consideration. The contingent consideration liability was recorded at an entity with an Australian dollar functional currency, such that related changes in the exchange rate do not impact net income.

Martin Currie (Holdings) Limited
On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited ("Martin Currie"), an international equity specialist based in the United Kingdom. The acquisition required an initial payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125,000 contract amount), which was funded from existing cash. In addition, a contingent consideration payment may be due March 31, 2018, following the third anniversary of closing, of up to approximately $435,884 (using the foreign exchange rate as of September 30, 2017 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics at March 31, 2018, as specified in the share purchase agreement. The agreement also provided for potential first and second anniversary contingent payments as of March 31, 2016 and 2017, respectively, however no such payments were due based on relevant financial metrics.

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

The contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of September 30, 2017, the fair value of the contingent consideration liability was $12,858, an increase of $840 from March 31, 2017, which was attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment. The contingent consideration liability was included in current Contingent consideration in the Consolidated Balance Sheet as of September

30, 2017 and March 31, 2017, and recorded at an entity with a British pound functional currency, such that related changes in the exchange rate do not impact net income.

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan with assets held in a separate trustee-administered fund. Plan assets are measured at fair value and comprised of 65% equities (Level 1), 34% bonds (Level 2) and 1% cash (Level 1) as of September 30, 2017, and 65% equities (Level 1) and 35% bonds (Level 2) as of March 31, 2017. Assumptions used to determine the expected return on plan assets targets a 60% / 40% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high-quality bond in the local U.K. market and currency. There were no significant concentrations of risk in plan assets as of September 30, 2017. The most recent actuarial valuation was performed as of May 31, 2013, which was updated through the acquisition and at subsequent balance sheet dates through March 31, 2017. Accrual of service credit under the plan ceased on October 3, 2014. Legg Mason uses the corridor approach to account for this plan. Under the corridor approach, actuarial gains and losses on plan assets and liabilities are deferred and reported as Other comprehensive income (loss). However, if at the beginning of the next fiscal year, the actuarial gains and losses exceed 10% of the greater of the fair value of the plan assets or the plan benefit obligation, the excess will be amortized as Compensation and benefits expense over the recovery period of 15 years. During the three and six months ended September 30, 2017, $121 and $240, respectively, of such previously unrecognized losses were expensed under the corridor approach.

The resulting net benefit obligation, comprised as follows, is included in the September 30, 2017 and March 31, 2017, Consolidated Balance Sheets as Other non-current liabilities:

	September 30, 2017	March 31, 2017
Fair value of plan assets (at 5.4% expected weighted-average long-term return)	$64,071	$59,623
Benefit obligation (at 2.7% discount rate)	(101,999)	(97,137)
Unfunded status (excess of benefit obligation over plan assets)	$(37,928)	$(37,514)

For the three months ended September 30, 2017 and 2016, a net periodic benefit cost of $26 and $10, respectively, and for the six months ended September 30, 2017 and 2016, a net periodic benefit cost of $51 and $38, respectively, was included in Compensation and benefits expense in the Consolidated Statements of Income. Net actuarial losses of $17,619 and $16,681 were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheets at September 30, 2017 and March 31, 2017, respectively.

The contingent consideration payments may provide some funding of the net plan benefit obligation, through a provision of the share purchase agreement requiring certain amounts to be paid to the plan. Any contingent consideration payments to the plan are based on determination of the plan benefit obligation under local technical provisions utilized by the plan trustees.

In connection with a review by the Pensions Regulator in the U.K. ("the Regulator") of the pension plan's current structure and funding status, Martin Currie, the trustees of the pension and the Regulator have agreed to a revised plan structure, including the redomiciliation of the plan in the U.K., additional guarantees and, following the application of any contingent consideration payments toward the pension deficit, provisions for accelerated funding of a portion of any remaining benefit obligation in certain circumstances. Absent funding from contingent consideration payments, Martin Currie does not expect to contribute any additional amounts in fiscal 2018 to the plan in excess of the $1,919 contributed during the three months ended June 30, 2017.

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

Other
In December 2015, Martin Currie acquired certain assets of PK Investment Management, LLP ("PK Investments"), a London based equity manager, for an initial cash payment of $4,981 and an estimated contingent payment of $2,500 due on December 31, 2017. The amount of any ultimate contingent payment will be based on certain financial metrics. The initial cash payment was funded with existing cash resources. In connection with the acquisition, Legg Mason recognized indefinite-life intangible fund management contracts and goodwill of $6,619 and $827, respectively.

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

As of September 30, 2017, the fair value of the contingent consideration liability was $3,624, a decrease of $1,217 from March 31, 2017. During the three months ended June 30, 2017, a reduction in projected net revenue resulted in a $1,300 reduction in the estimated contingent consideration liability, recorded as a credit to Contingent consideration fair value adjustments in the Consolidated Statement of Income. The reduction was offset in part by an increase of $83 attributable to accretion. The contingent consideration liability was included in current Contingent consideration in the Consolidated Balance Sheet as of September 30, 2017 and non-Current Contingent consideration in the Consolidated Balance Sheet as of March 31, 2017.

Financial Guard, LLC
On August 17, 2016, Legg Mason acquired 82% of the equity interests in Financial Guard, LLC ("Financial Guard"), an online registered investment advisor and technology-enabled wealth management and investment advice platform. The acquisition required an initial cash payment, which was funded with existing cash resources, and a potential contingent payment of up to $3,000 based on certain metrics within the first year after the acquisition. No contingent payment was due based on relevant metrics. In connection with the acquisition, Legg Mason recognized certain business assets and goodwill of $11,995. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, of which $2,500 has been paid as of September 30, 2017. As March 31, 2017, no contingent consideration liability was recorded in the Consolidated Balance Sheet.

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

Legg Mason accounts for its investment in Precidian, which is included in Other assets in the Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017, under the equity method of accounting.

4. Investments and Fair Values of Assets and Liabilities

The disclosures below include details of Legg Mason's financial assets and financial liabilities that are measured at fair value and NAV, excluding the financial assets and financial liabilities of CIVs. See Note 13, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of September 30, 2017
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$322,454	$—	$—	$—	$322,454
Time deposits and other	—	12,179	—	—	12,179
Total cash equivalents	322,454	12,179	—	—	334,633
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	110,637	69,475	—	4,166	184,278
Other(3)	19,434	2,581	—	11	22,026
Trading investments relating to long-term incentive compensation plans(4)	179,821	—	—	103	179,924
Equity method investments relating to long-term incentive compensation plans(5)	—	—	1,393	7,208	8,601
Total current investments(6)	309,892	72,056	1,393	11,488	394,829
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments(6)	—	—	851	22,646	23,497
Seed capital investments in real estate funds	—	—	27,382	—	27,382
Other	—	—	—	13,598	13,598
Investments in partnerships and LLCs:(7)
Seed capital investments	—	—	—	3,371	3,371
Investments related to long-term incentive compensation plans	—	—	9,367	—	9,367
Other	—	99	485	—	584
Derivative assets(7)(8)	5,109	—	—	—	5,109
Other investments(7)	—	—	114	—	114
Total	$637,455	$84,334	$39,592	$51,103	$812,484
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(21,162)	$—	$(21,162)
Derivative liabilities(8)	(3,167)	—	—	—	(3,167)
Total	$(3,167)	$—	$(21,162)	$—	$(24,329)

	As of March 31, 2017
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$403,585	$—	$—	$—	$403,585
Time deposits and other	—	35,835	—	—	35,835
Total cash equivalents	403,585	35,835	—	—	439,420
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	141,025	75,275	—	4,373	220,673
Other(3)	39,177	2,724	—	11	41,912
Trading investments relating to long-term incentive compensation plans(4)	150,576	—	—	327	150,903
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(5)
Seed capital investments	—	2,502	—	—	2,502
Investments related to long-term incentive compensation plans	—	—	1,337	6,292	7,629
Total current investments(6)	330,778	80,501	1,337	11,003	423,619
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments(6)	—	—	752	22,712	23,464
Seed capital investments in real estate funds	—	—	26,909	—	26,909
Other	—	—	1,646	15,617	17,263
Investments in partnerships and LLCs:(7)
Seed capital investments	—	—	—	3,440	3,440
Investments related to long-term incentive compensation plans	—	—	9,315	—	9,315
Other	—	99	1,825	—	1,924
Derivative assets(7)(8)	2,718	—	—	—	2,718
Other investments(7)	—	—	113	—	113
Total	$737,081	$116,435	$41,897	$52,772	$948,185
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(36,810)	$—	$(36,810)
Derivative liabilities(8)	(4,522)	—	—	—	(4,522)
Total	$(4,522)	$—	$(36,810)	$—	$(41,332)

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

(2)
Trading investments of proprietary fund products and other trading investments consist of approximately 72% and 28% equity and debt securities, respectively, as of September 30, 2017, and approximately 79% and 21% equity and debt securities, respectively, as of March 31, 2017.

(3)	Includes $6,753 and $26,854 in noncontrolling interests associated with consolidated seed investment products as of September 30, 2017 and March 31, 2017, respectively.

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

(6)	Excludes $40,775 and $28,300 of seed capital as of September 30, 2017, and March 31, 2017, respectively, which is related to Legg Mason's investments in CIVs. See Note 13.

(7)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(8)	See Note 12.

(9)	See Note 3 and Note 9.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had seed capital investments in proprietary fund products, which totaled $279,303 and $305,288, as of September 30, 2017 and March 31, 2017, respectively, which are substantially comprised of investments in 54 funds and 57 funds, respectively, that are individually greater than $1,000, and together comprise over 90% of the total seed capital investments at each period end.

As further discussed in Notes 2, 12, and 13, on July 26, 2017, Legg Mason entered into four total return swap arrangements with financial intermediaries with respect to one Legg Mason sponsored ETF for an aggregate notional amount of $23,096 which resulted in the investment in the ETF by each of these financial intermediaries. Similarly, on June 6, 2017, Legg Mason entered into four total return swap arrangements with financial intermediaries with respect to another Legg Mason sponsored ETF for an aggregate notional amount of $20,253 which resulted in the investment in that ETF by each of those financial intermediaries. Under the terms of the total return swap arrangements, Legg Mason receives all the investment gains and losses on the underlying investments and therefore is required to consolidate each of the sponsored investment funds, which were designated as CIVs.

See Notes 2 for information regarding the determination of whether investments in proprietary fund products represent VIEs and consolidation.
The net realized and unrealized gain for investment securities classified as trading was $12,633, and $15,765 for the three months ended September 30, 2017 and 2016, respectively, and $22,802, and $25,352 for the six months ended September 30, 2017 and 2016, respectively.
The net unrealized gains relating to trading investments still held as of the reporting dates were $8,072 and $13,017 for the three months ended September 30, 2017 and 2016, respectively, and $10,140 and $17,156 for the six months ended September 30, 2017 and 2016, respectively.

The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for three and the six months ended September 30, 2017 and 2016, are presented in the tables below:

	Balance as of June 30, 2017	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2017
Assets:
Equity method investments relating to long-term incentive compensation plans	$1,349	$11	$—	$(11)	$—	$44	$1,393
Equity method investments in partnerships and LLCs:
Seed capital investments	813	—	—	—	—	38	851
Seed capital investments in real estate funds	27,182	1,756	—	(2,131)	—	575	27,382
Other proprietary fund products	1,646	—	—	(1,646)	—	—	—
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	9,367	—	—	—	—	—	9,367
Other proprietary fund products	1,818	—	—	(1,398)	—	65	485
Other investments	112	—	—	—	—	2	114
	$42,287	$1,767	$—	$(5,186)	$—	$724	$39,592
Liabilities:
Contingent consideration liabilities	$(20,697)	$—	n/a	$—	n/a	$(465)	$(21,162)
n/a - not applicable

	Balance as of June 30, 2016	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2016
Assets:
Equity method investments relating to long-term incentive compensation plans	$2,587	$406	$—	$(406)	$—	$66	$2,653
Equity method investments in partnerships and LLCs:
Seed capital investments	644	—	—	—	—	(92)	552
Seed capital investments in real estate funds	24,513	1,036	—	(307)	—	480	25,722
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	7,501	—	—	—	—	—	7,501
Other proprietary fund products	3,810	—	—	—	—	17	3,827
Other investments	90	—	—	—	—	155	245
	$39,145	$1,442	$—	$(713)	$—	$626	$40,500
Liabilities:
Contingent consideration liabilities	$(62,923)	$(2,000)	n/a	$6,587	n/a	$6,283	$(52,053)
n/a - not applicable

	Balance as of March 31, 2017	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2017
Assets:
Equity method investments relating to long-term incentive compensation plans	$1,337	$22	$—	$(22)	$—	$56	$1,393
Equity method investments in partnerships and LLCs:
Seed capital investments	752	—	—	—	—	99	851
Seed capital investments in real estate funds	26,909	2,195	—	(2,750)	—	1,028	27,382
Other proprietary fund products	1,646	—	—	(1,646)	—	—	—
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	9,315	52	—	—	—	—	9,367
Other proprietary fund products	1,825	—	—	(1,405)	—	65	485
Other investments	113	—	—	—	—	1	114
	$41,897	$2,269	$—	$(5,823)	$—	$1,249	$39,592
Liabilities:
Contingent consideration liabilities	$(36,810)	$—	n/a	$—	n/a	$15,648	$(21,162)
n/a - not applicable

	Balance as of March 31, 2016	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2016
Assets:
Trading investments of seed capital investments in proprietary fund products	$3	$—	$—	$(3)	$—	$—	$—
Equity method investments relating to long-term incentive compensation plans	—	2,959	—	(428)	—	122	2,653
Equity method investments in partnerships and LLCs:
Seed capital investments	627	—	—	—	—	(75)	552
Seed capital investments in real estate funds	—	25,299	—	(439)	—	862	25,722
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	7,501	—	—	—	—	—	7,501
Other proprietary fund products	4,807	—	—	(1,000)	—	20	3,827
Other investments	83	—	—	—	—	162	245
	$13,021	$28,258	$—	$(1,870)	$—	$1,091	$40,500
Liabilities:
Contingent consideration liabilities	$(84,585)	$(2,000)	n/a	$6,587	n/a	$27,945	$(52,053)
n/a - not applicable

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other non-operating income (expense), net, in the Consolidated Statements of Income. The change in unrealized gains for Level 3 investments and liabilities still held at the reporting date was $259 and $7,062 for the three months ended September 30, 2017, and 2016, respectively, and $16,897, and $29,188 for the six months ended September 30, 2017, and 2016, respectively.

There were no significant transfers between Level 1 and Level 2 during the three and six months ended September 30, 2017 and 2016.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of September 30, 2017 and March 31, 2017, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of September 30, 2017
Category of Investment	Investment Strategy	September 30, 2017		March 31, 2017	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$17,738	(1)	$18,537	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	10,215		10,107	$20,000	n/a
Private equity funds	Long/short equity	15,799	(2)	17,612	6,899	Up to 12 years
Equity method	Long/short fixed income	7,208		6,292	n/a	n/a
Other	Various	143		224	n/a	Various (3)
Total		$51,103		$52,772	$26,899
n/a - not applicable

(1)	Liquidation restrictions: 1% daily redemption, 12% monthly redemption, 9% quarterly redemption, and 78% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 32% has a remaining term of less than one year and 68% has a remaining term of 15 years.

There are no current plans to sell any of these investments held as of September 30, 2017.

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

	September 30, 2017	March 31, 2017
Equipment	$164,536	$159,102
Software	314,620	304,943
Leasehold improvements	206,222	204,551
Total cost	685,378	668,596
Less: accumulated depreciation and amortization	(533,383)	(508,934)
Fixed assets, net	$151,995	$159,662

Depreciation and amortization expense related to fixed assets was $12,079 and $13,152 for the three months ended September 30, 2017, and 2016, respectively, and $24,213 and $28,367 for the six months ended September 30, 2017, and 2016, respectively. The expense includes accelerated depreciation and amortization of $983 and $2,688 for the three and six months ended September 30, 2016, respectively, primarily related to space vacated in connection with the restructuring of Permal for the combination with EnTrust.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	September 30, 2017	March 31, 2017
Amortizable intangible asset management contracts and other
Cost	$375,976	$408,025
Accumulated amortization	(206,027)	(194,371)
Net	169,949	213,654
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	505,200
EnTrustPermal fund management contracts	596,404	596,404
Other fund management contracts	554,338	542,908
Trade names	68,269	69,863
	3,830,562	3,820,726
Intangible assets, net	$4,000,511	$4,034,380

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

During the three months ended June 30, 2017, projected revenues related to the RARE Infrastructure separate account contacts amortizable asset declined due to losses of separate account AUM and other factors, including the withdrawal of approximately $1,500,000 by an institutional client in June 2017. Based on revised attrition estimates, the remaining useful life of the acquired contracts was decreased from eight years to five years at June 30, 2017. As a result of the decline in projected revenues and the revised estimate of the remaining useful life, the amortized carrying value was determined to exceed its fair value and an impairment charge of $32,000 was recorded during the three months ended June 30, 2017. Management estimated the $11,180 fair value of this asset as of June 30, 2017, based upon a discounted cash flow analysis using unobservable market inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected AUM growth rates of 7%, attrition rates of 20%, and a discount rate of 16.5%.

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

In Legg Mason's annual impairment test as of December 31, 2016, the assessed fair value of the Permal trade name indefinite-life asset declined below its carrying value, and accordingly was impaired at December 31, 2016. Should market performance and/or related AUM levels decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that this $21,100 asset could be deemed to be impaired by a material amount.

Due to the combination of Permal with EnTrust to form EnTrustPermal, as further discussed in Note 2, after completing the annual impairment testing process as of December 31, 2016, the indefinite-life funds management contracts asset related to the EnTrust acquisition was combined with the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business. Legg Mason completed a qualitative impairment test for the combined asset at that time and no impairment indicators were noted. During the six months ended September 30, 2017, outflows related to the legacy Permal fund business exceeded projections. Should market performance and/or the related AUM levels decrease in the near term for the combined EnTrustPermal funds asset such that cash flow projections continue to deviate from current projections, it is reasonably possible that this asset could be deemed to be impaired by a material amount.

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

Based on qualitative assessments, Legg Mason determined as of September 30, 2017, that no quantitative impairment testing was required. Also, there were no impairments to amortizable management contract intangible assets as of September 30, 2017.

The assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management acquisition exceeds the carrying value by a material amount.

As of September 30, 2017, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 7.4 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Remaining fiscal 2018	$12,378
2019	24,756
2020	23,979
2021	23,875
2022	23,638
Thereafter	61,323
Total	$169,949

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2017	$3,086,789	$(1,161,900)	$1,924,889
Impact of excess tax basis amortization	(10,407)	—	(10,407)
Changes in foreign exchange rates and other	16,869	—	16,869
Balance as of September 30, 2017	$3,093,251	$(1,161,900)	$1,931,351

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

Legg Mason had no outstanding borrowings under the revolving credit facility as of September 30, 2017 or March 31, 2017.

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

Prior to its termination in August 2016, the swap settled monthly and during the three and six months ended September 30, 2016, $237 and $764, respectively, was reclassified from Accumulated other comprehensive loss, net, to Interest expense. Until the swap was terminated, the original terms and conditions of the hedged instruments were unchanged and the swap was an effective cash flow hedge.

Long-term debt
Long-term debt, net, consists of the following:

	September 30, 2017					March 31, 2017
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Unamortized Debt Issuance Costs	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$252,310	$(3,158)	$196	$652	$250,000	$252,980
3.95% Senior Notes due July 2024	248,384	—	309	1,307	250,000	248,265
4.75% Senior Notes due March 2026	446,989	—	—	3,011	450,000	446,812
5.625% Senior Notes due January 2044	547,901	—	(3,213)	5,312	550,000	547,861
6.375% Junior Notes due March 2056	242,156	—	—	7,844	250,000	242,054
5.45% Junior Notes due September 2056	484,099	—	—	15,901	500,000	483,895
Total	$2,221,839	$(3,158)	$(2,708)	$34,027	$2,250,000	$2,221,867

As of September 30, 2017, $250,000 of Legg Mason's long-term debt matures in fiscal 2020, and $2,000,000 matures after fiscal 2022.

At September 30, 2017, the estimated fair value of Long-term debt was approximately $2,358,959. The fair value of debt was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

Interest Rate Swap - 2.7% Senior Notes due July 2019
On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap was used to effectively convert the 2.7% Senior Notes due July 2019 from fixed rate debt to floating rate debt and had identical terms as the underlying debt being hedged. The related hedging gains and losses offset one another and resulted in no net income or loss impact. The swap had a five-year term, and was scheduled to mature on July 15, 2019. On April 21, 2016, the fair value hedge swap was terminated for a cash receipt of $6,500, and the related fair value hedge adjustment is being amortized as Interest expense over the remaining life of the debt. During each of the three months ended September 30, 2017 and 2016, $451 was amortized and recorded as Interest expense in the Consolidated Statements of Income, and during each of the six months ended September 30, 2017 and 2016, $902 was amortized and recorded as Interest expense in the Consolidated Statements of Income. Until the swap was terminated on April 21, 2016, the original terms and conditions of the hedged instruments were unchanged and the swap was an effective fair value hedge.

8.  Stock-Based Compensation

See Note 1 regarding updated stock-based compensation accounting guidance effective April 1, 2017.

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Effective August 1, 2017, Legg Mason's stockholders approved a new equity incentive plan, under which a total of 6,500 shares, plus any shares remaining under the prior plan, are available for issuance. Shares available for issuance under the equity incentive stock plan as of September 30, 2017, were 8,269. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to 10 years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense for the three and six months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Stock options	$1,921	$2,042	$4,146	$4,284
Restricted stock and restricted stock units	13,509	12,741	30,088	27,314
Employee stock purchase plan	96	116	393	417
Affiliate management equity plans	776	435	1,552	19,934
Non-employee director awards	1,075	1,150	1,075	1,150
Performance share units	1,078	1,019	2,263	1,869
Employee stock trust	8	7	14	13
Total stock-based compensation expense	$18,463	$17,510	$39,531	$54,981

Stock Options
Stock option transactions under Legg Mason's equity incentive plans during the six months ended September 30, 2017 and 2016, are summarized below:

	Six Months Ended September 30,
	2017		2016
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,593	$38.15	4,506	$38.48
Granted	421	37.64	753	31.31
Exercised	(326)	29.04	(109)	28.31
Canceled/forfeited	(70)	46.08	(319)	36.42
Options outstanding at September 30	4,618	$38.63	4,831	$37.73

At September 30, 2017, options were exercisable for 3,056 shares with a weighted-average exercise price of $37.45 and a weighted average remaining contractual life of 4.0 years. Unamortized compensation cost related to unvested options for 1,562 shares at September 30, 2017, was $10,742, which is expected to be recognized over a weighted-average period of 1.5 years.

The weighted-average fair value of service-based stock options granted during the six months ended September 30, 2017 and 2016, using the Black-Scholes option pricing model was $8.33 and $7.78, per share, respectively.

The following weighted-average assumptions were used in the model for grants in the six months ended September 30, 2017 and 2016:

	Six Months Ended September 30,
	2017	2016
Expected dividend yield	1.70%	1.45%
Risk-free interest rate	1.89%	1.25%
Expected volatility	26.79%	30.95%
Expected life (in years)	5.09	5.02

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

Restricted Stock
Restricted stock and restricted stock unit transactions during the six months ended September 30, 2017 and 2016, are summarized below:

	Six Months Ended September 30,
	2017		2016
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,321	$38.92	3,058	$43.34
Granted	1,456	37.66	1,653	31.26
Vested	(1,322)	39.46	(1,186)	38.95
Canceled/forfeited	(60)	38.15	(95)	43.12
Unvested shares at September 30	3,395	$38.18	3,430	$39.01

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at September 30, 2017, of $96,833 is expected to be recognized over a weighted-average period of 1.8 years.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, as further discussed in Note 2, Legg Mason implemented a management equity plan for the management team of Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. The initial grant under the plan vested immediately and the related grant-date fair value of $15,200, determined by independent valuation, was recognized as Compensation and benefits expense in the Consolidated Statement of Income and reflected in the Consolidated Balance Sheet as Redeemable noncontrolling interest during the three months ended June 30, 2016. As of September 30, 2017, the estimated aggregate redemption amount of units under the plan, as if they were currently redeemable, was $16,200.

Effective March 1, 2016, Legg Mason executed agreements with the management of its existing wholly-owned subsidiary, Royce, regarding employment arrangements with Royce management, revised revenue sharing, and the implementation of a management equity plan for Royce's key employees. Under the management equity plan, minority equity interests equivalent to 19% in the Royce entity have been issued to its management team. These interests allow the holders to receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses. As of September 30, 2017, the estimated aggregate redemption amount of units under the plan, as if they were currently redeemable, was $28,026.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $776 and $817 for the three months ended September 30, 2017 and 2016, respectively, and $1,552 and $1,635 for the six months ended September 30, 2017 and 2016, respectively. This arrangement provides that one-half of the cost will be absorbed by the ClearBridge incentive pool. As of September 30, 2017, the estimated aggregate redemption amount of vested units under the ClearBridge plan, as if they were currently redeemable, was approximately $25,800.

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

Other
As of September 30, 2017 and 2016, non-employee directors held 76 and 65 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above.

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

In May 2017 and 2016, Legg Mason granted certain executive officers a total of 111 and 182 performance share units, respectively, as part of their fiscal 2017 and 2016 incentive awards with an aggregate value of $3,503 and $3,528, respectively. The vesting of performance share units granted in May 2017 and 2016, and the number of shares payable at vesting are determined based on Legg Mason’s relative total stockholder return over a three-year period ending March 31, 2020 and 2019, respectively. The grant date fair value per unit for the May 2017 and 2016 performance share units of $31.42 and $19.36, respectively, was estimated as of the grant date using a Monte Carlo pricing model with the following assumptions:

	2017	2016
Expected dividend yield	2.96%	2.87%
Risk-free interest rate	1.47%	0.89%
Expected volatility	27.73%	26.01%

9. Commitments and Contingencies

Legg Mason leases office facilities and equipment under non-cancelable operating leases, and also has multi-year agreements for certain services. These leases and service agreements expire on varying dates through fiscal 2029. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

As of September 30, 2017, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining fiscal 2018	$67,830
2019	119,054
2020	103,724
2021	92,310
2022	90,032
Thereafter	198,910
Total(1)	$671,860
(1) Includes $593,654 in real estate and equipment leases and $78,206 in service and maintenance agreements.

The minimum rental commitments shown above have not been reduced by $119,471 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of September 30, 2017 and March 31, 2017, was $29,422 and $28,821, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, dependent on the commercial real estate market at such time.

The minimum rental commitments shown above also include $7,558 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $3,789 and $10,867 as of September 30, 2017 and March 31, 2017, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

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

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2016	$52,240
Accrued charges for vacated and subleased space (1) (2)	9,454
Payments, net	(16,531)
Adjustments and other	(5,475)
Balance as of March 31, 2017	39,688
Payments, net	(7,454)
Adjustments and other	977
Balance as of September 30, 2017	$33,211

(1)	Included in Occupancy expense in the Consolidated Statements of Income

(2)	Includes $9,069 related to the restructuring of Permal for the combination with EnTrust

As of September 30, 2017, Legg Mason had commitments to invest $43,205 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2029. Also, in connection with the acquisition of Clarion Partners, Legg Mason committed to provide $100,000 of seed capital to Clarion Partners products after the second anniversary of the transaction closing. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, of which $2,500 has been paid as of September 30, 2017.

As of September 30, 2017, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining contingent consideration and changes in the contingent consideration liability for each of Legg Mason's recent acquisitions. See Note 3 for additional details regarding each significant acquisition.

	RARE Infrastructure	Martin Currie	QS Investors	Other(2)	Total
Acquisition Date	October 21, 2015	October 1, 2014	May 30, 2014	Various
Maximum Remaining Contingent Consideration(1)	$83,174	$435,884	$23,400	$2,500	$544,958
Contingent Consideration Liability
Balance as of March 31, 2016	$27,145	$41,222	$13,749	$2,469	$84,585
Initial purchase accounting accrual	—	—	—	2,000	2,000
Payment	—	—	(6,587)	—	(6,587)
Fair value adjustments	(10,000)	(25,000)	(2,500)	(2,000)	(39,500)
Foreign exchange and accretion	299	(4,204)	179	38	(3,688)
Balance as of March 31, 2017	17,444	12,018	4,841	2,507	36,810
Fair value adjustments	(15,250)	—	(1,300)	—	(16,550)
Foreign exchange and accretion	(14)	840	83	(7)	902
Balance as of September 30, 2017	$2,180	$12,858	$3,624	$2,500	$21,162
Balance Sheet Classification
Current Contingent consideration	$—	$12,858	$3,624	$2,500	$18,982
Non-current Contingent consideration	2,180	—	—	—	2,180
Balance as of September 30, 2017	$2,180	$12,858	$3,624	$2,500	$21,162

(1)	Using the applicable exchange rate as of September 30, 2017, for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to the acquisition of PK Investments on December 31, 2015.

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

In management's opinion, an adequate accrual has been made as of September 30, 2017, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

As further described in Note 3, Legg Mason may be obligated to settle noncontrolling interests related to certain affiliates. As of September 30, 2017, affiliate noncontrolling interests, excluding amounts related to management equity plans, aggregated $586,195. In addition, as of September 30, 2017, the estimated redemption value for units under affiliate management equity plans aggregated $70,026. See Notes 8 and 11 for additional information regarding affiliate management equity plans and noncontrolling interests, respectively.

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

During the three and six months ended September 30, 2017, Legg Mason purchased and retired 2,347 and 4,716 shares of its common stock, respectively, for $90,000 and $179,649, respectively, through open market purchases, and retired 7 and 344 shares of its common stock, respectively, for $240 and $13,051, respectively, under net share settlements of deferred compensation award vesting. Total retired shares reduced weighted-average shares outstanding by 3,804 and 2,573 for the three and six months ended September 30, 2017, respectively. During the three and six months ended September 30, 2016, Legg Mason purchased and retired 2,696 and 6,171 shares of its common stock, respectively, for $90,000 and $201,673, respectively, through open market purchases, and retired 4 and 361 shares of its common stock, respectively, for $141 and $11,802, respectively, under net share settlements of deferred compensation award vesting. Total retired shares reduced weighted-average shares outstanding by 5,139 and 3,645 for the three and six months ended September 30, 2016, respectively.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Basic weighted-average shares outstanding for EPS	93,087	101,817	93,973	103,075
Potential common shares:
Dilutive employee stock options	409	240	417	226
Diluted weighted-average shares outstanding for EPS	93,496	102,057	94,390	103,301

Net Income Attributable to Legg Mason, Inc.	$75,664	$66,441	$126,584	$99,893
Less: Earnings (distributed and undistributed) allocated to participating securities	2,687	2,183	4,387	3,173
Net Income (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$72,977	$64,258	$122,197	$96,720

Net Income per share Attributable to Legg Mason, Inc. Shareholders
Basic	$0.78	$0.63	$1.30	$0.94
Diluted	0.78	0.63	1.29	0.94

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 3,417 and 3,447 for the three months ended September 30, 2017 and 2016, respectively, and 3,305 and 3,291, for the six months ended September 30, 2017 and 2016, respectively.

The diluted EPS calculations for the three and six months ended September 30, 2017 and 2016, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of convertible notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive. The warrants expired unexercised in July 2017.
Options to purchase 2,228 and 3,280 shares for the three months ended September 30, 2017 and 2016, respectively, and 2,290 and 3,482 shares for the six months ended September 30, 2017 and 2016, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive.

Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met. Unvested restricted shares for the three and six months ended September 30, 2017 and 2016, were antidilutive and, therefore, do not further impact diluted EPS.

11. Noncontrolling Interests

Net income attributable to noncontrolling interests for the three and six months ended September 30, included the following amounts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to redeemable noncontrolling interests	$9,930	$18,235	$20,286	$28,272
Net income attributable to nonredeemable noncontrolling interests	2,030	1,856	4,291	3,707
Total	$11,960	$20,091	$24,577	$31,979

Total redeemable and nonredeemable noncontrolling interests for the six months ended September 30, 2017 and 2016, included the following amounts:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2017	$58,470	$591,254	$28,048	$677,772	$27,798
Net income attributable to noncontrolling interests	2,192	18,094	—	20,286	4,291
Net subscriptions (redemptions) and other	22,317	(2,693)	—	19,624	—
Distributions	—	(23,013)	—	(23,013)	(4,063)
Foreign exchange	—	1,810	—	1,810	—
Vesting/change in estimated redemption value	—	743	1,552	2,295	—
Balance as of September 30, 2017	$82,979	$586,195	$29,600	$698,774	$28,026

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2016	$94,136	$68,922	$12,727	$175,785	$22,202
Net income attributable to noncontrolling interests	8,166	20,106	—	28,272	3,707
Net subscriptions (redemptions) and other(3)	(42,073)	2,604	—	(39,469)	—
Distributions	—	(10,338)	—	(10,338)	(2,723)
Grants (settlements), net	—	—	6,120	6,120	—
Business acquisitions	—	510,500	—	510,500	—
Foreign exchange	—	(59)	—	(59)	—
Vesting/change in estimated redemption value	—	—	5,353	5,353	—
Balance as of September 30, 2016	$60,229	$591,735	$24,200	$676,164	$23,186
(1) Principally related to VIE and seeded investment products.
(2) Related to Royce management equity plan.
(3) Includes the impact related to the adoption of updated consolidation accounting guidance.

Redeemable noncontrolling interests by affiliate (exclusive of management equity plans) for the six months ended September 30, 2017 and 2016, included the following amounts:

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2017	$404,852	$113,173	$68,747	$4,482	$591,254
Net income attributable to noncontrolling interests	9,471	6,434	2,206	(17)	18,094
Redemptions	—	—	—	(2,693)	(2,693)
Distributions	(10,526)	(9,461)	(2,901)	(125)	(23,013)
Foreign exchange	—	—	1,810	—	1,810
Change in estimated redemption value	—	743	—	—	743
Balance as of September 30, 2017	$403,797	$110,889	$69,862	$1,647	$586,195

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2016	$—	$—	$67,155	$1,767	$68,922
Net income attributable to noncontrolling interests	10,740	5,638	3,364	364	20,106
Subscriptions	—	—	—	2,604	2,604
Distributions	(4,536)	(2,733)	(2,703)	(366)	(10,338)
Business acquisitions	403,200	105,300	—	2,000	510,500
Foreign exchange	—	—	(59)	—	(59)
Balance as of September 30, 2016	$409,404	$108,205	$67,757	$6,369	$591,735

12. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Australian dollar, Singapore dollar, Japanese yen, and euro. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded in the Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017, were $5,109 and $2,718, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017, were $3,167 and $4,522, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments.

On July 26, 2017, Legg Mason entered into four total return swap arrangements with financial intermediaries with respect to a Legg Mason sponsored ETF, which resulted in an investment by each of the financial intermediaries in the ETF. Under the terms of each of the total return swap arrangements, Legg Mason receives the related investment gains and losses on the underlying shares of the ETF and pays a floating rate on the value of the underlying shares equal to the three-month LIBOR plus 1.6%. Each of the total return swap arrangements allow either party to terminate all or part of the arrangement, provide for automatic termination upon occurrence of certain events, and expire in July 2018. Each financial intermediary counterparty may hedge its total return swap position through an investment in the ETF and collectively, the four financial intermediaries purchased interests in the Legg Mason ETF for a total amount of $23,096. As of September 30, 2017, the aggregate notional amount related to these total return swap arrangements was $23,588. In connection with the arrangements, Legg Mason executed futures contracts with a notional amount of $40,090 to partially hedge the gains and losses recognized on the total return swaps.

Similarly, on June 6, 2017, Legg Mason entered into four total return swap arrangements with financial intermediaries with respect to another Legg Mason sponsored ETF, which resulted in an investment by each of the financial intermediaries in the ETF. Under the terms of each of the total return swap arrangements, Legg Mason receives the related investment gains and losses on the underlying shares of the ETF and pays a floating rate on the value of the underlying shares equal to the three-month LIBOR plus 1.35%. Each of the total return swap arrangements allow either party to terminate all or part of the arrangement, provide for automatic termination upon occurrence of certain events, and expire in June 2018. Each financial intermediary counterparty may hedge its total return swap position through an investment in the ETF and collectively, the four financial intermediaries have purchased interests in the Legg Mason ETF for a total amount of $20,253. As of September 30, 2017, the aggregate notional amount related to these total return swaps was $20,876. In connection with the arrangements, Legg Mason executed futures contracts with a notional amount of $20,511 to partially hedge the gains and losses recognized on the total return swaps.

As further discussed in Note 7, in April 2016, Legg Mason executed a 4.67-year, amortizing interest rate swap, which was terminated in August 2016. Also, in April 2016, Legg Mason terminated another previously existing interest rate swap.

With the exception of the two interest rate swap contracts discussed in Note 7, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended September 30, 2017, March 31, 2017, or September 30, 2016. In addition to the total return swap arrangements and the related futures contracts discussed above, as of September 30, 2017, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $221,009, and open futures contracts relating to seed capital investments with aggregate notional values totaling $147,988. With the exception of the total return swap arrangements and related futures contracts, these amounts are representative of the level of non-hedge designation derivative activity throughout the six months ended September 30, 2017 and 2016. As of September 30, 2017, the weighted-average remaining contract terms for currency forward contracts and futures contracts relating to seed capital investments were six and three months, respectively.

The following table presents the derivative assets and related offsets, if any, as of September 30, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of September 30, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$7,174	$(3,153)	$4,021	$—	$—	$4,021
Futures contracts relating to:
Seed capital investments	—	—	—	248	399	647
Total return swaps	—	—	—	840	4,132	4,972
Total derivative instruments not designated as hedging instruments	$7,174	$(3,153)	$4,021	$1,088	$4,531	$9,640

The following table presents the derivative liabilities and related offsets, if any, as of September 30, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of September 30, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(376)	$189	$(187)	$—	$—	$(187)
Futures contracts relating to:
Seed capital investments	—	—	—	(2,087)	6,856	4,769
Total return swaps	—	—	—	(893)	3,184	2,291
Total futures contracts	—	—	—	(2,980)	10,040	7,060
Total derivative instruments not designated as hedging instruments	$(376)	$189	$(187)	$(2,980)	$10,040	$6,873

The following table presents the derivative assets and related offsets, if any, as of March 31, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$3,470	$(928)	$2,542	$—	$—	$2,542
Futures contracts relating to seed capital investments	—	—	—	176	2,878	3,054
Total derivative instruments not designated as hedging instruments	$3,470	$(928)	$2,542	$176	$2,878	$5,596

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(3,641)	$751	$(2,890)	$—	$—	$(2,890)
Futures contracts relating to seed capital investments	—	—	—	(1,632)	4,155	2,523
Total derivative instruments not designated as hedging instruments	$(3,641)	$751	$(2,890)	$(1,632)	$4,155	$(367)

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

		Three Months Ended September 30,
		2017		2016
	Income Statement Classification	Gains	Losses	Gains	Losses

Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$4,989	$(1,926)	$1,824	$(1,477)
Seed capital investments	Other non-operating income (expense)	69	(1,153)	366	(748)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	285	(6,813)	—	(5,319)
Total return swaps	Other non-operating income (expense)	89	(2,063)	—	—
Total return swaps	Other non-operating income (expense)	885	—	—	—

Total gain (loss) from derivatives not designated as hedging instruments		6,317	(11,955)	2,190	(7,544)
Derivative designated as a cash flow hedge (See Note 7)
Interest rate swap (termination)	Other non-operating income (expense)	—	—	—	(3,662)
Interest rate swap	Interest expense	—	—	—	(237)
Total		$6,317	$(11,955)	$2,190	$(11,443)

		Six Months Ended September 30,
		2017		2016
	Income Statement Classification	Gains	Losses	Gains	Losses

Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$9,440	$(4,237)	$12,177	$(9,283)
Seed capital investments	Other non-operating income (expense)	226	(1,948)	1,256	(1,160)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	286	(11,465)	1,752	(8,711)
Total return swaps	Other non-operating income (expense)	89	(1,797)	—	—
Total return swap	Other non-operating income (expense)	778	—	—	—

Total gain (loss) from derivatives not designated as hedging instruments		10,819	(19,447)	15,185	(19,154)
Derivative designated as a cash flow hedge (See Note 7)
Interest rate swap (termination)	Other non-operating income (expense)	—	—	—	(3,662)
Interest rate swap	Interest expense	—	—	—	(764)
Total		$10,819	$(19,447)	$15,185	$(23,580)

13. Variable Interest Entities and Consolidated Investment Vehicles

In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated as CIVs. As further discussed in Note 2, Legg Mason concluded it was the primary beneficiary of three foreign mutual fund VIEs as of each September 30, 2017 and March 31, 2017, and six foreign mutual fund VIEs as of September 30, 2016, which were consolidated and designated as CIVs, because it held significant financial interests in these funds. Legg Mason also concluded it was the primary beneficiary of two sponsored investment fund VIEs, and one employee-owned fund that it sponsors, as of each September 30, 2017, March 31, 2017, and September 30, 2016, which were also consolidated and designated as CIVs. In addition, Legg Mason determined it was the primary beneficiary of two sponsored ETFs as a result of total return swap arrangements it executed on July 26, 2017 and June 6, 2017 with various financial intermediaries. As such, the underlying sponsored investment funds were consolidated and designated CIVs as of September 30, 2017.

As of September 30, 2017 and March 31, 2017, Legg Mason's investment in CIVs was $40,775 and $28,300, respectively, which represent its maximum risk of investment loss, excluding uncollected advisory fees. In addition, as of September 30, 2017, under the above referenced total return swap arrangements, Legg Mason receives the related investment gains and losses on notional amounts totaling $44,464. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

See Notes 2 and 4 for additional information regarding VIEs, VREs, and the consolidation of investment products.

The following tables reflect the impact of CIVs in the Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017 and the Consolidated Statements of Income for the three and six months ended September 30, 2017 and 2016:
Consolidating Balance Sheets

	September 30, 2017				March 31, 2017
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Current Assets	$1,674,466	$114,854	$(37,764)	$1,751,556	$1,749,959	$77,406	$(25,618)	$1,801,747
Non-current assets	6,437,584	9,536	(3,011)	6,444,109	6,481,376	9,987	(2,695)	6,488,668
Total Assets	$8,112,050	$124,390	$(40,775)	$8,195,665	$8,231,335	$87,393	$(28,313)	$8,290,415
Current Liabilities	$698,382	$636	$—	$699,018	$808,664	$736	$(13)	$809,387
Non-current liabilities	2,803,676	—	—	2,803,676	2,792,084	—	—	2,792,084
Total Liabilities	3,502,058	636	—	3,502,694	3,600,748	736	(13)	3,601,471
Redeemable Non-controlling interests	615,795	6,753	76,226	698,774	619,302	26,853	31,617	677,772
Total Stockholders’ Equity	3,994,197	117,001	(117,001)	3,994,197	4,011,285	59,804	(59,917)	4,011,172
Total Liabilities and Equity	$8,112,050	$124,390	$(40,775)	$8,195,665	$8,231,335	$87,393	$(28,313)	$8,290,415

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Consolidating Statements of Income

	Three Months Ended
	September 30, 2017				September 30, 2016
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$768,361	$—	$(23)	$768,338	$748,384	$—	$(14)	$748,370
Total Operating Expenses	623,814	127	(22)	623,919	620,613	124	—	620,737
Operating Income (Loss)	144,547	(127)	(1)	144,419	127,771	(124)	(14)	127,633
Total Non-Operating Income (Expense)	(19,794)	2,131	(459)	(18,122)	(17,023)	7,103	(1,279)	(11,199)
Income Before Income Tax Provision	124,753	2,004	(460)	126,297	110,748	6,979	(1,293)	116,434
Income tax provision	38,673	—	—	38,673	29,902	—	—	29,902
Net Income	86,080	2,004	(460)	87,624	80,846	6,979	(1,293)	86,532
Less: Net income attributable to noncontrolling interests	10,416	35	1,509	11,960	14,405	554	5,132	20,091
Net Income Attributable to Legg Mason, Inc.	$75,664	$1,969	$(1,969)	$75,664	$66,441	$6,425	$(6,425)	$66,441

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

	Six Months Ended
	September 30, 2017				September 30, 2016
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$1,562,247	$—	$(67)	$1,562,180	$1,448,561	$(12)	$(14)	$1,448,535
Total Operating Expenses	1,310,428	195	(67)	1,310,556	1,247,124	223	—	1,247,347
Operating Income (Loss)	251,819	(195)	—	251,624	201,437	(235)	(14)	201,188
Total Non-Operating Income (Expense)	(35,922)	3,371	(984)	(33,535)	(32,518)	9,651	(1,236)	(24,103)
Income Before Income Tax Provision	215,897	3,176	(984)	218,089	168,919	9,416	(1,250)	177,085
Income tax provision	66,928	—	—	66,928	45,213	—	—	45,213
Net Income	148,969	3,176	(984)	151,161	123,706	9,416	(1,250)	131,872
Less: Net income attributable to noncontrolling interests	22,385	279	1,913	24,577	23,813	556	7,610	31,979
Net Income Attributable to Legg Mason, Inc.	$126,584	$2,897	$(2,897)	$126,584	$99,893	$8,860	$(8,860)	$99,893

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Non-Operating Income (Expense) includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

As of September 30, 2017 and March 31, 2017, financial assets of CIVs carried at fair value totaling $90,793 and $33,991, respectively, were valued using Level 1 inputs, and totaling $22,465 and $24,734, respectively, were valued using NAV as a practical expedient. Legg Mason had no financial liabilities of CIVs carried at fair value as of September 30, 2017 or March 31, 2017.

There were no transfers between Level 1 and Level 2 during either of the three and six months ended September 30, 2017 and 2016.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of September 30, 2017 and March 31, 2017, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of September 30, 2017
Category of Investment	Investment Strategy	September 30, 2017		March 31, 2017	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$22,465	(1)	$24,734	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 4% daily redemption; 7% monthly redemption; 48% quarterly redemption; and 41% are subject to three to five-year lock-up or side pocket provisions.

As of September 30, 2017 and March 31, 2017, for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of September 30, 2017		As of March 31, 2017
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
Real Estate Investment Trusts	$12,160	$13,968	$11,660	$15,763
Other investment funds	45,866	62,467	47,063	73,710
Total	$58,026	$76,435	$58,723	$89,473

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $29,159,845 and $26,735,285 as of September 30, 2017 and March 31, 2017, respectively.

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

In connection with these strategic priorities, on May 4, 2017, we launched the ClearBridge All Cap Growth Exchange Traded Fund ("ETF"), an actively managed strategy that seeks to achieve long-term capital appreciation through investment in large-, mid-, and small capitalization stocks that have the potential for above average long-term earnings and/or cash flow growth. On July 14, 2017, we launched the Legg Mason Small-Cap Quality Value ETF, our first dedicated small-cap, multi-factor ETF sub-advised by Royce & Associates ("Royce"). We expect ETFs to be a growth opportunity, as investor interest has trended away from traditional mutual funds, and intend to continue to focus on increasing our ETF product offerings during fiscal 2018.

Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2017, was $75.7 million, or $0.78 per diluted share, as compared to $66.4 million, or $0.63 per diluted share for the three months ended September 30, 2016. The increase in Net Income Attributable to Legg Mason, Inc. was driven by a 7% increase in average long-term AUM and an increase in performance fees that are not passed through as compensation expense. In addition, the three months ended September 30, 2017, included transition-related costs of $1.4 million, or $0.01 per diluted share, associated with the combination of The Permal Group, Limited ("Permal") with EnTrust Capital ("EnTrust"), while the three months ended September 30, 2016, included acquisition and transition-related costs of $13.2 million, or $0.09 per diluted share, associated with the acquisitions of EnTrust and Clarion Partners, and the combination of Permal with EnTrust. The three months ended September 30, 2016, also included a credit of $7.0 million, or $0.05 per diluted share, related to a fair value adjustment to decrease the contingent consideration liability associated with the acquisition of RARE Infrastructure.

Average AUM and total operating revenues both increased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, as further discussed below.

During the 12-month period ended September 30, 2017, total AUM increased, primarily due to the positive impact of market performance and other, which includes the reclassification, effective April 1, 2017, of certain assets which were previously classified as AUA to AUM due to a change in our policy on classification of AUA and AUM, as further discussed below, and net client inflows in fixed income AUM, which were offset in part by net client outflows in liquidity, alternative, and equity AUM and the disposition of two small investment managers and our portion of a joint venture.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
U.S. equity markets continued to increase during the three months ended September 30, 2017, largely due to growth in corporate earnings and an expanding economy. International equity markets also improved, due to signs of economic growth and accommodative monetary policy.

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

During the three and six months ended September 30, 2017 and 2016, major U.S. equity market indices and bond market indices increased.

	% Change for the three months ended September 30:		% Change for the six months ended September 30:
Indices(1)	2017	2016	2017	2016
Dow Jones Industrial Average(2)	4.9%	2.1%	8.4%	3.5%
S&P 500(2)	4.0%	3.3%	6.6%	5.3%
Nasdaq Composite Index(2)	5.8%	9.7%	9.9%	9.1%
Barclays Capital U.S. Aggregate Bond Index	0.9%	0.5%	2.3%	2.7%
Barclays Capital Global Aggregate Bond Index	1.8%	0.8%	4.4%	3.7%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., Nasdaq Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

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

Quarter Ended September 30, 2017, Compared to Quarter Ended September 30, 2016

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Alternative		Liquidity

-	Large Cap Growth	-	U.S. Intermediate Investment Grade	-	Real Estate	-	U.S. Managed Cash
-	Large Cap Value	-	U.S. Credit Aggregate	-	Hedge Funds	-	U.S. Municipal Cash
-	Equity Income	-	Global Opportunistic Fixed Income	-	Listed Infrastructure
-	International Equity	-	Global Government
-	Small Cap Core	-	U.S. Municipal
-	Large Cap Core	-	Global Fixed Income
-	Sector Equity	-	U.S. Long Duration
-	Small Cap Value	-	U.S. Limited Duration
-	Mid Cap Core	-	High Yield
-	Emerging Markets Equity	-	Emerging Markets Debt
-	Small Cap Growth
-	Global Equity
The components of the changes in our AUM (in billions) for the three months ended September 30, 2017 and 2016, were as follows:

	2017	2016
Beginning of period	$741.2	$741.9
Net client cash flows:
Investment funds, excluding liquidity products(1):
Subscriptions	16.3	14.7
Redemptions	(14.4)	(14.5)
Long-term separate account flows, net(2)	(3.1)	(0.5)
Total long-term flows	(1.2)	(0.3)
Liquidity fund flows, net	(0.1)	(25.3)
Liquidity separate account flows, net	0.3	(0.1)
Total liquidity flows	0.2	(25.4)
Total net client cash flows	(1.0)	(25.7)
Realizations(3)	(0.5)	—
Market performance and other(4)	12.5	15.7
Impact of foreign exchange	2.2	1.0
End of period(2)	$754.4	$732.9

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
As further discussed below, due to a change in our policy on classification of AUA and AUM effective April 1, 2017, AUM as of September 30, 2017 includes $20.2 billion of assets which were previously included in AUA. Comparable AUA as of September 30, 2016 was $12.8 billion. Long-term separate account flows, net, for the three months ended September 30, 2017, includes $2.1 billion of net inflows related to this AUM. Net inflows related to the comparable AUA were $0.7 billion for the three months ended September 30, 2016, and are excluded from the table above.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(4)	Other primarily includes the reinvestment of dividends.

AUM at September 30, 2017 was $754.4 billion, an increase of $13.2 billion, or 2%, from June 30, 2017. Total net client outflows were $1.0 billion, consisting of $1.2 billion of net client outflows from long-term asset classes which were offset in part by $0.2 billion of net client inflows into the liquidity asset class. Long-term asset net outflows were comprised of equity net outflows of $2.0 billion and alternative net outflows of $0.7 billion, offset in part by fixed income net inflows of $1.5 billion. Equity net outflows were primarily in products managed by Royce, Brandywine Global Investment Management, LLC ("Brandywine"), ClearBridge Investments, LLC (“ClearBridge”) and QS Investors, LLC (“QS Investors”). Alternative net outflows were primarily in products managed by EnTrustPermal Group Holdings, LLC ("EnTrustPermal"), offset in part by net inflows into products managed by Clarion Partners. Fixed income net inflows were primarily in products managed by Western Asset Management Company ("Western Asset") and Brandywine. We generally earn higher fees and profits on alternative and equity AUM and thus net flows in those asset classes more heavily impact our revenues and Net Income Attributable to Legg Mason, Inc. than do net flows in the fixed income and liquidity asset classes. Market performance and other was $12.5 billion and the positive impact of foreign currency exchange rate fluctuations was $2.2 billion.

In the quarter ended June 30, 2017, we began to separately report realizations. Realizations are investment manager driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. requested redemptions, liquidations, or asset transfers). Realizations for the quarter ended September 30, 2017 were $0.5 billion. Realizations of $0.4 billion were included in net client cash flows for the three months ended September 30, 2016.

Our net client cash flows reflect the significant industry-wide flow pressure for active managers of equity and fixed income assets discussed above under the heading "Business Environment".

AUM by Asset Class
AUM by asset class (in billions) as of September 30, 2017 and 2016, was as follows:

	2017	% of Total	2016	% of Total	% Change
Equity	$201.2	27%	$168.4	23%	19%
Fixed income	411.9	54	396.9	54	4
Alternative	65.8	9	72.0	10	(9)
Total long-term assets	678.9	90	637.3	87	7
Liquidity	75.5	10	95.6	13	(21)
Total	$754.4	100%	$732.9	100%	3%

Average AUM by asset class (in billions) for the three months ended September 30, 2017 and 2016, was as follows:

	2017	% of Total	2016	% of Total	% Change
Equity	$198.9	26%	$166.1	22%	20%
Fixed income	410.2	55	393.7	53	4
Alternative	66.0	9	72.1	10	(8)
Total long-term assets	675.1	90	631.9	85	7
Liquidity	75.2	10	110.2	15	(32)
Total	$750.3	100%	$742.1	100%	1%

The component changes in our AUM by asset class (in billions) for the three months ended September 30, 2017 and 2016, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
June 30, 2017	$196.2	$403.6	$66.5	$666.3	$74.9	$741.2
Investment funds, excluding liquidity funds(1):
Subscriptions	5.3	9.5	1.5	16.3	—	16.3
Redemptions	(7.4)	(5.3)	(1.7)	(14.4)	—	(14.4)
Separate account flows, net(2)	0.1	(2.7)	(0.5)	(3.1)	0.3	(2.8)
Liquidity fund flows, net	—	—	—	—	(0.1)	(0.1)
Net client cash flows	(2.0)	1.5	(0.7)	(1.2)	0.2	(1.0)
Realizations(3)	—	—	(0.5)	(0.5)	—	(0.5)
Market performance and other(4)	6.7	5.3	0.3	12.3	0.2	12.5
Impact of foreign exchange	0.3	1.5	0.2	2.0	0.2	2.2
September 30, 2017(2)	$201.2	$411.9	$65.8	$678.9	$75.5	$754.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Due to a change in our policy on classification of AUA and AUM effective April 1, 2017, AUM as of September 30, 2017 includes $15.1 billion and $5.1 billion of equity and fixed income assets, respectively, which were previously included in AUA. Fixed income and equity separate account flows, net, include $1.1 billion and $1.0 billion, respectively, of net inflows related to this AUM.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(4)	Other primarily includes the reinvestment of dividends.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
June 30, 2016	$161.1	$387.2	$72.6	$620.9	$121.0	$741.9
Investment funds, excluding liquidity funds(1):
Subscriptions	5.4	7.6	1.7	14.7	—	14.7
Redemptions	(5.8)	(6.3)	(2.4)	(14.5)	—	(14.5)
Separate account flows, net	(1.1)	1.5	(0.9)	(0.5)	(0.1)	(0.6)
Liquidity fund flows, net	—	—	—	—	(25.3)	(25.3)
Net client cash flows	(1.5)	2.8	(1.6)	(0.3)	(25.4)	(25.7)
Market performance and other(2)	8.7	6.1	0.9	15.7	—	15.7
Impact of foreign exchange	0.1	0.8	0.1	1.0	—	1.0
September 30, 2016	$168.4	$396.9	$72.0	$637.3	$95.6	$732.9

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other primarily includes the reinvestment of dividends.

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended September 30, 2017 and 2016, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
September 30, 2016	$168.4	$396.9	$72.0	$637.3	$95.6	$732.9
Investment funds, excluding liquidity funds(1):
Subscriptions	29.0	33.7	6.2	68.9	—	68.9
Redemptions	(27.4)	(28.5)	(7.6)	(63.5)	—	(63.5)
Separate account flows, net(2)	(3.3)	0.6	(3.6)	(6.3)	0.9	(5.4)
Liquidity fund flows, net	—	—	—	—	(22.2)	(22.2)
Net client cash flows	(1.7)	5.8	(5.0)	(0.9)	(21.3)	(22.2)
Realizations(3)	—	—	(1.9)	(1.9)	—	(1.9)
Market performance and other(2)	37.0	11.0	2.9	50.9	1.2	52.1
Impact of foreign exchange	(0.2)	(1.4)	0.1	(1.5)	0.1	(1.4)
Dispositions(4)	(2.3)	(0.4)	(2.3)	(5.0)	(0.1)	(5.1)
September 30, 2017	$201.2	$411.9	$65.8	$678.9	$75.5	$754.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Other includes the reclassification, effective April 1, 2017, of $12.1 billion and $3.9 billion of certain equity and fixed income assets, respectively, which were previously included in AUA to AUM due to a change in our policy on classification of AUA and AUM. Equity and fixed income separate account flows, net, each include $1.7 billion of net inflows related to this AUM. Other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(4)	Related to the disposition of two small investment managers and our share of a joint venture.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
September 30, 2015	$164.8	$363.1	$18.1	$546.0	$126.1	$672.1
Investment funds, excluding liquidity funds (1):
Subscriptions	21.2	27.2	3.7	52.1	—	52.1
Redemptions	(30.2)	(24.2)	(7.0)	(61.4)	—	(61.4)
Separate account flows, net	(4.3)	(1.7)	(1.8)	(7.8)	0.1	(7.7)
Liquidity fund flows, net	—	—	—	—	(31.7)	(31.7)
Net client cash flows	(13.3)	1.3	(5.1)	(17.1)	(31.6)	(48.7)
Market performance and other(2)	16.7	26.3	0.8	43.8	0.4	44.2
Impact of foreign exchange	—	6.2	0.3	6.5	0.7	7.2
Acquisitions(3)	0.2	—	57.9	58.1	—	58.1
September 30, 2016	$168.4	$396.9	$72.0	$637.3	$95.6	$732.9

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other primarily includes the reinvestment of dividends.

(3)
Includes $41.5 billion related to the acquisition of Clarion Partners in April 2016, $9.6 billion related to the acquisition of EnTrust in May 2016, $6.8 billion related to the acquisition of RARE Infrastructure Limited ("RARE Infrastructure") in October 2015, and $0.2 billion related to the acquisition of PK Investments, LLP ("PK Investments") by Martin Currie (Holdings) Limited ("Martin Currie") in December 2015.

AUM at September 30, 2017 was $754.4 billion, an increase of $21.5 billion, or 3%, from September 30, 2016. Total net client outflows were $22.2 billion, consisting of $21.3 billion of net client outflows from the liquidity asset class and $0.9 billion of net client outflows from long-term asset classes. Long-term asset net outflows were comprised of alternative net outflows of $5.0 billion and equity net outflows of $1.7 billion, offset in part by fixed income net inflows of $5.8 billion. Alternative net outflows were primarily in products managed by EnTrustPermal and RARE Infrastructure. Equity net outflows were primarily in products managed by QS Investors, Royce and Brandywine, offset in part by net inflows into products managed by Martin Currie and ClearBridge. Fixed income net inflows were primarily in products managed by Western Asset and Brandywine. Market performance and other was $52.1 billion, $16.0 billion of which relates to the reclassification, effective April 1, 2017, of certain assets which were previously classified as AUA to AUM due to a change in our policy on classification of AUA and AUM. The negative impact of foreign currency exchange rate fluctuations totaled $1.4 billion. Dispositions totaled $5.1 billion, related to the disposition of two small investment managers and our portion of a joint venture.

In the quarter ended June 30, 2017, we began to separately report realizations. Realizations are investment manager driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. requested redemptions, liquidations, or asset transfers). Realizations for the six months ended September 30, 2017, were $1.9 billion. Realizations of $0.2 billion, $0.4 billion, $0.4 billion, and $0.3 billion, were included in net client cash flows for the three months ended March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016, respectively.

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

The component changes in our AUM by distribution channel (in billions) for the three months ended September 30, 2017 and 2016, were as follows:

	Global Distribution		Affiliate/Other	Total
June 30, 2017	$311.6		$429.6	$741.2
Net client cash flows, excluding liquidity funds	4.0		(4.9)	(0.9)
Liquidity fund flows, net	—		(0.1)	(0.1)
Net client cash flows	4.0	(1)	(5.0)	(1.0)
Realizations(2)	—		(0.5)	(0.5)
Market performance and other(3)	7.1		5.4	12.5
Impact of foreign exchange	0.6		1.6	2.2
September 30, 2017	$323.3	(1)	$431.1	$754.4

(1)
Due to a change in our policy on classification of AUA and AUM effective April 1, 2017, AUM as of September 30, 2017 includes $20.2 billion of assets which were previously included in AUA. Net client cash flows include $2.1 billion of net inflows related to this AUM.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

	Global Distribution(1)	Affiliate/Other	Total
June 30, 2016	$260.9	$481.0	$741.9
Net client cash flows, excluding liquidity funds	3.1	(3.5)	(0.4)
Liquidity fund flows, net	—	(25.3)	(25.3)
Net client cash flows	3.1	(28.8)	(25.7)
Market performance and other(2)	8.2	7.5	15.7
Impact of foreign exchange	0.6	0.4	1.0
September 30, 2016	$272.8	$460.1	$732.9

(1)
Excludes $12.7 billion and $11.2 billion of AUA as of September 30, 2016 and June 30, 2016, respectively. Net client cash flows for the three months ended September 30, 2016, excludes $0.8 billion of AUA net inflows. Effective April 1, 2017, a significant portion of these assets were reclassified from AUA to AUM due to a change in our policy on classification of AUA and AUM.

(2)	Other primarily includes the reinvestment of dividends.

Operating Revenue Yield
We calculate operating revenue yields as the ratio of the sum of annualized investment advisory fees, distribution and service fees, and other revenues, less performance fees, to average AUM. For each of the quarters ended September 30, 2017 and 2016, our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 38 basis points. Fees for managing alternative and equity assets are generally higher, with alternative assets averaging 64 basis points and 69 basis points for the three months ended September 30, 2017 and 2016, respectively, and fees for managing equity assets averaging 63 basis points and 67 basis points for the three months ended September 30, 2017 and 2016, respectively. The average fee rate for managing alternative assets declined over the last year due to a shift in the mix of assets from higher fee to lower fee products, while the average fee rate for managing equity assets declined due to the previously discussed reclassification of certain assets from AUA to AUM, as this increased the AUM denominator without a corresponding increase in operating revenue. This compares to fees for managing fixed income assets, which averaged 27 basis points for each of the quarters ended September 30, 2017 and 2016, respectively, and liquidity assets, which averaged 13 basis points and 11 basis points for the three months ended September 30, 2017 and 2016, respectively. Equity assets are primarily managed by ClearBridge, Royce, Brandywine, QS Investors and Martin Currie; alternative assets are managed by Clarion Partners, EnTrustPermal and RARE Infrastructure; fixed income assets are primarily managed by Western Asset and Brandywine; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 45 basis points and 40 basis points for the quarters ended September 30, 2017 and 2016, respectively, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 35 basis points for each of the quarters ended September 30, 2017 and 2016.

Investment Performance
Overall investment performance of our AUM for the three months ended September 30, 2017 and 2016, was mixed compared to relevant benchmarks.

For the three months ended September 30, 2017, U.S. equity indices produced positive returns. The best performing index was the NASDAQ, which returned 5.8% for the three months ended September 30, 2017. The lowest performing index was the S&P 400, which returned 3.2% for the three months ended September 30, 2017. These positive returns reflect the growth of corporate earnings and an expanding economy.

In the U.S. fixed income markets, interest rates increased slightly over the quarter as growth expectations increased. Generally, there was strong demand for more risky assets over the quarter and spreads in most risk sectors tightened. The best performing fixed income sector for the quarter was U.S. high yield as measured by the Barclays U.S. High Yield Index which returned 2.0% for the three months ended September 30, 2017. The lowest performing fixed income sector for the three months ended September 30, 2017, was U.S. treasuries, as measured by the U.S. three-month T-bill which returned 0.3%.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of September 30, 2017 and 2016, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2017				As of September 30, 2016
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	74%	74%	79%	85%	73%	68%	82%	83%
Equity:
Large cap	23%	33%	54%	81%	48%	13%	56%	75%
Small cap	49%	13%	26%	55%	52%	17%	34%	49%
Total equity (includes other equity)	31%	40%	56%	78%	48%	24%	59%	72%
Fixed income:
U.S. taxable	95%	88%	89%	86%	87%	79%	86%	83%
U.S. tax-exempt	100%	100%	100%	100%	100%	100%	100%	100%
Global taxable	78%	74%	74%	83%	62%	76%	83%	81%
Total fixed income	90%	84%	85%	86%	80%	79%	86%	84%
Alternative	77%	82%	91%	62%	56%	84%	87%	67%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of September 30, 2017 and 2016, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2017				As of September 30, 2016
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	59%	62%	64%	80%	67%	59%	72%	70%
Equity:
Large cap	26%	50%	59%	81%	86%	68%	81%	62%
Small cap	67%	43%	29%	56%	73%	10%	37%	58%
Total equity (includes other equity)	39%	50%	52%	74%	71%	46%	69%	59%
Fixed income:
U.S. taxable	91%	87%	86%	88%	84%	84%	84%	88%
U.S. tax-exempt	59%	31%	57%	84%	7%	54%	58%	87%
Global taxable	71%	80%	80%	91%	74%	69%	72%	44%
Total fixed income	81%	74%	79%	87%	63%	74%	75%	85%
Alternative (performance relates to only three funds)	100%	100%	100%	n/a	91%	100%	100%	n/a
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

As of each September 30, 2017 and 2016, approximately 88% of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of September 30, 2017 and 2016, the U.S. long-term mutual fund assets represented in the data accounted for 19% and 18% of our total AUM, respectively. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of September 30, 2017, constituted an aggregate of approximately $430 billion, or approximately 57% of our total AUM. The most meaningful exclusion of funds are our alternative fund strategies, which primarily involve privately placed hedge funds and privately placed real estate funds, and represent only 5% of our total AUM as of September 30, 2017, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	10.77%	4.40%	13.12%	7.46%	11.91%
Russell 3000 Growth		Relative	(11.10)%	(8.25)%	(2.06)%	(1.57)%	1.67%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	17.83%	12.67%	16.46%	8.75%	8.57%
Russell 1000 Growth		Relative	(4.11)%	(0.02)%	1.20%	(0.33)%	1.80%
ClearBridge Dividend Strategy	11/6/1992	Absolute	16.83%	9.25%	11.81%	6.58%	8.77%
S&P 500		Relative	(1.78)%	(1.56)%	(2.41)%	(0.86)%	(0.76)%
ClearBridge Appreciation Fund	3/10/1970	Absolute	15.74%	9.12%	11.92%	7.26%	10.35%
S&P 500		Relative	(2.87)%	(1.69)%	(2.30)%	(0.18)%	(0.19)%
ClearBridge Value Trust	4/16/1982	Absolute	15.49%	6.78%	13.17%	2.07%	11.66%
S&P 500		Relative	(3.12)%	(4.03)%	(1.05)%	(5.37)%	(0.21)%
ClearBridge All Cap Value	11/12/1981	Absolute	20.66%	8.18%	12.00%	5.23%	10.21%
Russell 3000 Value		Relative	5.13%	(0.61)%	(1.20)%	(0.78)%	(1.62)%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	17.20%	7.94%	12.35%	6.36%	9.61%
Russell 1000 Value		Relative	2.08%	(0.59)%	(0.85)%	0.44%	(0.73)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	20.54%	8.70%	12.58%	n/a	13.76%
Russell 1000 Value		Relative	5.42%	0.17%	(0.62)%	n/a	0.52%

Small Cap
ClearBridge Small Cap Growth	7/1/1998	Absolute	18.87%	8.95%	12.10%	8.28%	10.27%
Russell 2000 Growth		Relative	(2.11)%	(3.22)%	(2.18)%	(0.19)%	3.30%
Royce Total Return Fund	12/15/1993	Absolute	19.15%	10.28%	2.14%	7.13%	10.96%
Russell 2000		Relative	(1.59)%	(1.90)%	(1.65)%	(0.72)%	1.84%
Royce Premier Fund	12/31/1991	Absolute	26.09%	9.26%	11.47%	7.89%	11.80%
Russell 2000		Relative	5.35%	(2.92)%	(2.32)%	0.04%	1.97%
Royce Pennsylvania Mutual	6/30/1967	Absolute	23.32%	9.64%	11.96%	6.93%	11.75%
Russell 2000		Relative	2.58%	(2.54)%	(1.83)%	(0.92)%	0.04%
Royce Special Equity	5/1/1998	Absolute	19.09%	9.08%	9.99%	8.24%	9.32%
Russell 2000		Relative	(1.65)%	(3.10)%	(3.80)%	0.39%	1.58%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	4.02%	4.68%	3.95%	5.97%	6.25%
Barclays US Aggregate		Relative	3.95%	1.97%	1.89%	1.70%	1.29%
Western Asset Core Bond Fund	9/4/1990	Absolute	1.59%	3.81%	3.13%	5.13%	6.85%
Barclays US Aggregate		Relative	1.52%	1.10%	1.07%	0.86%	0.75%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	8.16%	3.78%	3.39%	4.68%	4.90%
Barclays US Aggregate		Relative	8.09%	1.07%	1.33%	0.41%	0.39%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	1.66%	3.01%	2.42%	4.55%	5.70%
Barclays Intermediate Gov't/Credit		Relative	1.43%	0.88%	0.81%	0.91%	0.66%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	1.45%	1.25%	1.12%	1.64%	3.51%
Citi Treasury Gov't/Credit 1-3 YR		Relative	0.81%	0.22%	0.23%	(0.44)%	(0.57)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	4.20%	4.85%	4.56%	5.44%	6.53%
Barclays US Credit		Relative	2.24%	0.98%	1.33%	(0.10)%	0.18%
Western Asset Inflation Index Plus Bond Fund	3/1/2001	Absolute	(0.62)%	0.57%	(0.55)%	3.32%	4.75%
Barclays US TIPS		Relative	0.11%	(1.05)%	(0.57)%	(0.58)%	(0.35)%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	15.11%	9.52%	12.63%	n/a	14.90%
BOFAML Floating Rate Home Loan Index		Relative	9.34%	6.54%	8.56%	n/a	9.60%
Western Asset High Yield Fund	9/28/2001	Absolute	7.77%	3.46%	5.05%	6.35%	7.25%
Barclays US Corp High Yield		Relative	(1.11)%	(2.37)%	(1.31)%	(1.49)%	(1.40)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	3.51%	1.87%	1.68%	1.44%	2.77%
Citi T-Bill 6-Month		Relative	2.82%	1.51%	1.42%	0.87%	0.08%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	0.50%	2.86%	2.89%	4.85%	7.59%
Barclays Municipal Bond		Relative	(0.37)%	(0.33)%	(0.12)%	0.33%	0.45%

Global Taxable
Legg Mason Western Asset Macro Opportunities Bond	11/30/2013	Absolute	11.31%	6.25%	n/a	n/a	7.18%
3-Month LIBOR		Relative	10.19%	5.58%	n/a	n/a	6.60%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	6.17%	2.88%	2.72%	5.66%	5.87%
Citi World Gov't Bond		Relative	8.86%	2.00%	3.15%	2.71%	2.70%
Legg Mason Brandywine Absolute Return Opportunities Fund	2/28/2011	Absolute	9.52%	2.49%	3.15%	n/a	3.81%
Citi 3-Month T-Bill		Relative	8.88%	2.20%	2.96%	n/a	3.65%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	3.85%	1.02%	0.85%	3.82%	4.34%
Citi World Gov't Bond		Relative	6.54%	0.14%	1.28%	0.87%	0.69%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	6.62%	3.66%	2.53%	4.30%	6.39%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	(16.68)%	(5.97)%	(9.42)%	4.30%	6.39%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	(0.26)%	4.06%	4.49%	6.60%	6.10%
UBS Australian Composite Bond Index		Relative	0.49%	0.17%	0.59%	0.53%	0.37%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	8.43%	3.54%	4.68%	5.72%	7.15%
Barclays Global High Yield		Relative	(0.84)%	(2.33)%	(1.76)%	(2.23)%	(1.98)%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	1.37%	3.11%	3.56%	n/a	4.38%
Barclays Global Aggregate Index		Relative	1.54%	(0.02)%	0.48%	n/a	0.59%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	4.86%	4.23%	2.57%	6.08%	9.42%
JPM EMBI Global		Relative	0.71%	(1.82)%	(1.75)%	(1.20)%	0.38%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.96%	0.48%	0.33%	0.72%	3.16%
Citi 3-Month T-Bill		Relative	0.32%	0.19%	0.14%	0.30%	0.29%

n/a	not applicable

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
AUA was $11 billion and $41 billion as of September 30, 2017 and 2016, respectively. AUA was comprised of approximately $6 billion related to Western Asset, approximately $3 billion related to QS Investors, and approximately $2 billion related to EnTrustPermal as of September 30, 2017; and approximately $17 billion related to QS Investors, approximately $10 billion related to Western Asset, approximately $10 billion related to ClearBridge, approximately $2 billion related to EnTrustPermal, and approximately $2 billion related to Brandywine as of September 30, 2016. AUA fee rates vary with the level of non-discretionary service provided and other factors, and our average annualized fee rate related to AUA was approximately six basis points and 10 basis points for the three months ended September 30, 2017 and 2016, respectively. Effective April 1, 2017, certain assets totaling $16.0 billion were reclassified from AUA to AUM due to a change in our policy on classification of AUA and AUM, specifically for retail separately managed account programs that operate and have fees comparable to programs managed on a fully discretionary basis. Comparable AUA for these programs as of September 30, 2016, was $12.8 billion.

Results of Operations
In accordance with financial accounting standards on consolidation, we consolidate and separately identify amounts relating to certain sponsored investment products. The consolidation of these investment products has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in other consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Non-operating income (expense), is reflected in our Net Income Attributable to Legg Mason, Inc. See Notes 2, 4, and 13 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment products.

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Investment advisory fees:
Separate accounts	$253.1	$233.3	$19.8	8%
Funds	393.0	377.1	15.9	4
Performance fees	40.8	42.0	(1.2)	(3)
Distribution and service fees	80.7	94.5	(13.8)	(15)
Other	0.7	1.5	(0.8)	(53)
Total Operating Revenues	$768.3	$748.4	$19.9	3%

Total operating revenues for the three months ended September 30, 2017, were $768.3 million, an increase of 3% from $748.4 million for the three months ended September 30, 2016, primarily due to a 7% increase in average long-term AUM. Despite an increase in long-term average AUM as a percentage of our total average AUM, our operating revenue yield, excluding performance fees, remained flat at 38 basis points for each of the three months ended September 30, 2017 and 2016, as a result of a less favorable product mix, with lower yielding products comprising a higher percentage of our long-term and total average AUM for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Investment advisory fees from separate accounts increased $19.8 million, or 8%, to $253.1 million, as compared to $233.3 million for the three months ended September 30, 2016. Of this increase, $13.8 million was related to the inclusion of revenues associated with certain assets that were reclassified from AUA to AUM, effective April 1, 2017, due to a change in our policy on classification of AUA and AUM, as previously discussed. Prior to this reclassification, revenues related to the comparable AUA were included in Distribution and service fees. Higher average equity assets managed by ClearBridge also contributed $7.3 million to the increase. These increases were offset in part by decreases of $3.9 million due to lower average alternative assets managed by RARE Infrastructure and Clarion Partners and $1.3 million due to lower average equity assets managed by QS Investors.

Investment advisory fees from funds increased $15.9 million, or 4%, to $393.0 million, as compared to $377.1 million for the three months ended September 30, 2016. Of this increase, $29.8 million was due to higher average equity assets managed at ClearBridge and Martin Currie and $8.3 million was due to higher average fixed income assets managed by Western Asset and Brandywine. These increases were offset in part by a decrease of $12.7 million due to lower average alternative assets managed by EnTrustPermal, with the decrease largely attributable to legacy Permal, a decrease of $8.1 million due to the disposition of two small investment managers in March 2017 and December 2016, and a net decrease of $3.5 million in fees from liquidity assets, as a result of lower average liquidity assets managed by Western Asset, offset in part by a reduction in fee waivers on liquidity funds.

Of our total AUM, approximately 10% and 11% was in accounts that were eligible to earn performance fees as of September 30, 2017 and 2016, respectively. Investment advisory performance fees decreased $1.2 million, to $40.8 million, as compared to $42.0 million for the three months ended September 30, 2016, primarily due to a $15.9 million decrease in performance fees earned by Clarion Partners on assets invested with them prior to the closing of the acquisition in April 2016. Performance fees earned on pre-close AUM at Clarion Partners (which accounts for approximately 35% of our performance fee eligible AUM as of September 30, 2017) are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement, and recorded as compensation expense, and therefore have no impact on Net Income Attributable to Legg Mason, Inc. The full pass through of Clarion Partners performance fees only applies to historic AUM in place as of the closing of the acquisition. We expect the full pass through to phase out approximately five years post-closing. This decrease was substantially offset by a $14.8 million increase in performance fees earned on assets managed primarily by Martin Currie, Western Asset and EnTrustPermal.

Distribution and service fees decreased $13.8 million, or 15%, to $80.7 million, as compared to $94.5 million for the three months ended September 30, 2016. Of this decrease, $6.7 million was related to the previously discussed reclassification of certain assets from AUA to AUM, effective April 1, 2017, due to a change in our policy on classification of AUA and AUM, as revenue related to these assets is included in Investment advisory fees from separate accounts for the three months ended September 30, 2017. A $2.6 million reduction in advisement fees related to our remaining AUA also contributed to the decrease.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Compensation and benefits	$368.0	$368.3	$(0.3)	—%
Distribution and servicing	123.6	128.9	(5.3)	(4)
Communications and technology	51.3	51.3	—	—
Occupancy	25.2	30.5	(5.3)	(17)
Amortization of intangible assets	6.1	6.3	(0.2)	(3)
Contingent consideration fair value adjustments	—	(7.0)	7.0	n/m
Other	49.7	42.4	7.3	17
Total Operating Expenses	$623.9	$620.7	$3.2	1%
n/m - not meaningful

Operating expenses for the three months ended September 30, 2017 and 2016, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period. The remaining operating expenses are comprised of corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the three months ended September 30 were as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Salaries and incentives	$284.2	$266.6	$17.6	7%
Benefits and payroll taxes (including deferred compensation)	56.1	53.0	3.1	6
Transition and severance costs	3.0	7.5	(4.5)	(60)
Performance fee pass through	19.9	35.8	(15.9)	(44)
Gains on deferred compensation and seed capital investments	4.8	5.4	(0.6)	(11)
Compensation and benefits	$368.0	$368.3	$(0.3)	—%

Compensation and benefits remained essentially flat at $368.0 million for the three months ended September 30, 2017, as compared to $368.3 million for the three months ended September 30, 2016, as a result of the following:

•
Salaries and incentives increased $17.6 million, to $284.2 million, as compared to $266.6 million for the three months ended September 30, 2016, primarily due to a net increase of $16.6 million in net compensation at investment affiliates, which was primarily driven by the impact of increased revenues at certain revenue-share based affiliates, which creates a corresponding increase in compensation per the applicable revenue share agreements.

•
Benefits and payroll taxes increased $3.1 million, to $56.1 million, as compared to $53.0 million for the three months ended September 30, 2016, primarily due to an increase in costs associated with certain long-term incentive plans.

•
Transition costs and severance decreased $4.5 million, to $3.0 million, as compared to $7.5 million for the three months ended September 30, 2016, with $1.1 million and $6.8 million for the three months ended September 30, 2017 and 2016, respectively, associated with the restructuring of Permal for the combination with EnTrust, which is now substantially complete. The remaining amounts in each period were primarily comprised of severance costs related to corporate personnel.

•	Performance fee pass through represents Clarion Partners performance fees that are fully passed through to Clarion Partners employees as compensation expense, as discussed above.

Compensation as a percentage of operating revenues decreased to 47.9% from 49.2%, primarily due to the decrease in performance fees earned by Clarion Partners that are passed through as compensation expense and the reduction in transition and severance costs incurred in connection with the restructuring of Permal for the combination with EnTrust, which were offset in part by the impact of increased revenues at certain revenue share-based affiliates that retain a relatively higher percentage of revenues.

Distribution and servicing expense decreased 4% to $123.6 million, as compared to $128.9 million for the three months ended September 30, 2016, primarily due to lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology remained flat at $51.3 million for each of the three months ended September 30, 2017 and September 30, 2016.

Occupancy expense decreased 17% to $25.2 million, as compared to $30.5 million for the three months ended September 30, 2016, primarily due to real estate related charges of $5.1 million recognized in the prior year period in connection with the restructuring of Permal for the combination with EnTrust.

Amortization of intangible assets decreased $0.2 million, to $6.1 million, as compared to $6.3 million for the three months ended September 30, 2016, primarily due to a reduction in amortization expense as a result of impairments of the RARE Infrastructure amortizable management contracts asset recognized in the quarters ended June 30, 2017 and March 31, 2017.

Contingent consideration fair value adjustments for the three months ended September 30, 2016, included a credit of $7.0 million which reduced the contingent consideration liability related to the acquisition of RARE Infrastructure.

Other expense increased $7.3 million, or 17%, to $49.7 million, as compared to $42.4 million for the three months ended September 30, 2016, primarily due to a $3.3 million increase in professional fees and a $2.1 million increase in advertising expenses.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Interest income	$1.6	$1.5	$0.1	7%
Interest expense	(29.1)	(27.9)	(1.2)	4
Other income, net	7.3	10.0	(2.7)	(27)
Non-operating income of consolidated investment vehicles, net	2.1	5.2	(3.1)	(60)
Total Non-Operating Income (Expense)	$(18.1)	$(11.2)	$(6.9)	62%

Interest expense increased $1.2 million, to $29.1 million, as compared to $27.9 million for the three months ended September 30, 2016, primarily due to the net impact of the issuance of $500 million of 5.45% Junior Subordinated Notes due 2056 in August 2016, the proceeds of which were used to repay $500 million of then outstanding borrowings under our revolving credit facility.

Other income, net, totaled $7.3 million for the three months ended September 30, 2017, as compared to $10.0 million for the three months ended September 30, 2016. The change was primarily due to a $4.9 million decrease in net market gains on corporate investments, which are not offset by a corresponding increase in compensation expense, and a $0.9 million decrease in net market gains in investments of consolidated sponsored investment products that are not designated as consolidated investment vehicles ("CIVs"), which have no impact on Net Income Attributable to Legg Mason, Inc., as the gains are fully attributable to noncontrolling interests. These increases were offset in part by a $3.7 million loss recognized in the prior year period in connection with the termination of an interest rate swap.

Non-operating income of consolidated investment vehicles, net, totaled $2.1 million for the three months ended September 30, 2017, as compared to $5.2 million for the three months ended September 30, 2016. The change was due to activity of the CIVs during the respective periods. See Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision
The income tax provision was $38.7 million for the three months ended September 30, 2017, as compared to $29.9 million for the three months ended September 30, 2016. The effective tax rate was 30.6% for the three months ended September 30, 2017, as compared to 25.7% for the three months ended September 30, 2016. In September 2016, the U.K. Finance Act 2016 was enacted, which reduced the main U.K. corporate tax rate effective on April 1, 2020 from 18% to 17%. The impact of the tax rate reduction on certain existing deferred tax assets and liabilities resulted in a tax benefit of $4.1 million and reduced the effective tax rate by 3.5 percentage points in the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2016, was also impacted by a tax benefit of $2.2 million, which resulted from reserve adjustments related to the conclusion of certain tax examinations and reduced the effective tax rate by 1.9 percentage points. Noncontrolling interests in EnTrustPermal, Clarion Partners and Royce are structured as partnerships that pass an allocable portion of tax attributes and obligations to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which caused the effective tax rate to be reduced by 2.8 percentage points and 6.7 percentage points for the quarters ended September 30, 2017 and 2016, respectively.

CIVs and other consolidated sponsored investment products reduced the effective tax rate by 0.4 percentage points for the three months ended September 30, 2017, and reduced the effective tax rate by 1.3 percentage points for the three months ended September 30, 2016.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2017, totaled $75.7 million, or $0.78 per diluted share, as compared to $66.4 million, or $0.63 per diluted share, for the three months ended September 30, 2016. The increase was largely the result of a 7% increase in average long-term AUM, an increase in performance fees that are not passed through as compensation expense, and lower acquisition and transition-related costs recognized in the current year period, with $1.4 million, or $0.01 per diluted share, of such costs recognized during the three months ended September 30, 2017, as compared to $13.2 million, or $0.09 per diluted share, recognized during the three months ended September 30, 2016. These increases were offset in part by a credit of $7.0 million, or $0.05 per diluted share, recognized in the prior year period related to a fair value adjustment to decrease the contingent consideration liability associated with the acquisition of RARE Infrastructure. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share for the three months ended September 30, 2017, benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 18.8% for the three months ended September 30, 2017, as compared to 17.1% for the three months ended September 30, 2016.

Six Months Ended September 30, 2017, Compared to Six Months Ended September 30, 2016

Assets Under Management

The components of the changes in our AUM (in billions) for the six months ended September 30, were as follows:

	2017	2016
Beginning of period	$728.4	$669.6
Net client cash flows:
Investment funds, excluding liquidity funds(1)
Subscriptions	32.2	27.4
Redemptions	(27.4)	(29.4)
Long-term separate account flows, net(2)	(5.6)	0.6
Total long-term flows	(0.8)	(1.4)
Liquidity fund flows, net	(11.7)	(17.3)
Liquidity separate account flows, net	0.4	(0.1)
Total liquidity flows	(11.3)	(17.4)
Total net client cash flows	(12.1)	(18.8)
Realizations(3)	(1.9)	—
Market performance and other(2)	37.4	27.9
Impact of foreign exchange	2.9	3.1
Acquisitions (disposition)(4)	(0.3)	51.1
End of period	$754.4	$732.9

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
As previously discussed, for the six months ended September 30, 2017, Other includes the reclassification, effective April 1, 2017, of $16.0 billion of certain assets which were previously included in AUA to AUM due to a change in our policy on classification of AUA and AUM. Comparable AUA as of September 30, 2016 was $12.8 billion. Long-term separate account flows, net, for the six months ended September 30, 2017, includes $3.4 billion of net inflows related to this AUM. Other also includes the reinvestment of dividends and, for the six months ended September 30, 2017, a $(3.7) billion reconciliation to previously reported amounts.

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

AUM at September 30, 2017, was $754.4 billion, an increase of $26.0 billion, or 4%, from March 31, 2017. Total net client outflows were $12.1 billion, comprised of $11.3 billion of net client outflows from the liquidity asset class and $0.8 billion of net client outflows from long-term asset classes. Long-term asset net outflows were comprised of alternative net outflows of $1.5 billion and equity net outflows of $1.0 billion, and were offset in part by fixed income net inflows of $1.7 billion. Alternative net outflows were primarily in products managed by EnTrustPermal and RARE Infrastructure, offset in part by net inflows in products managed by Clarion Partners. Equity net outflows were primarily in products managed by Royce, QS Investors and Brandywine and were offset in part by equity net inflows in products managed by ClearBridge and Martin Currie. Fixed income net inflows were primarily in products managed by Western Asset and Brandywine. Market performance and other was $37.4 billion, $16.0 billion of which relates to the reclassification, effective April 1, 2017, of certain assets which were previously classified as AUA to AUM due to a change in our policy on classification of AUA and AUM. The positive impact of foreign currency exchange rate fluctuations was $2.9 billion and dispositions resulted in a decrease of $0.3 billion.

As previously discussed, in the quarter ended June 30, 2017, we began to separately report realizations. Realizations are investment manager driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. requested redemptions, liquidations, or asset transfers). Realizations for the six months ended September 30, 2017, were $1.9 billion. Realizations of $0.7 billion were included in net client cash flows for the six months ended September 30, 2016.

Average AUM by asset class (in billions) for the six months ended September 30 were as follows:

	2017	% of Total	2016	% of Total	% Change
Equity	$194.5	26%	$164.6	23%	18%
Fixed Income	405.7	54	385.5	53	5
Alternative	66.7	9	63.8	9	5
Total long-term assets	666.9	89	613.9	85	9
Liquidity	78.9	11	109.4	15	(28)
Total	$745.8	100%	$723.3	100%	3%

The component changes in our AUM by asset class (in billions) for the six months ended September 30, 2017 and 2016, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2017	$179.8	$394.3	$67.9	$642.0	$86.4	$728.4
Investment funds, excluding liquidity funds(1):
Subscriptions	12.7	16.5	3.0	32.2	—	32.2
Redemptions	(13.0)	(11.3)	(3.1)	(27.4)	—	(27.4)
Separate account flows, net(2)	(0.7)	(3.5)	(1.4)	(5.6)	0.4	(5.2)
Liquidity fund flows, net	—	—	—	—	(11.7)	(11.7)
Net client cash flows	(1.0)	1.7	(1.5)	(0.8)	(11.3)	(12.1)
Realizations(3)	—	—	(1.9)	(1.9)	—	(1.9)
Market performance and other(2)	22.2	13.7	1.1	37.0	0.4	37.4
Impact of foreign exchange	0.5	2.2	0.2	2.9	—	2.9
Dispositions	(0.3)	—	—	(0.3)	—	(0.3)
September 30, 2017	$201.2	$411.9	$65.8	$678.9	$75.5	$754.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Other includes the reclassification, effective April 1, 2017, of $12.1 billion and $3.9 billion of certain equity and fixed income assets, respectively, which were previously included in AUA to AUM due to a change in our policy on classification of AUA and AUM. Equity and fixed income separate account flows, net, each include $1.7 billion of net inflows related to this AUM. Other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2016	$162.3	$372.3	$22.7	$557.3	$112.3	$669.6
Investment funds, excluding liquidity funds(1):
Subscriptions	10.7	13.6	3.1	27.4	—	27.4
Redemptions	(12.6)	(11.5)	(5.3)	(29.4)	—	(29.4)
Separate account flows, net	(2.6)	4.6	(1.4)	0.6	(0.1)	0.5
Liquidity fund flows, net	—	—	—	—	(17.3)	(17.3)
Net client cash flows	(4.5)	6.7	(3.6)	(1.4)	(17.4)	(18.8)
Market performance and other(2)	10.6	15.0	1.9	27.5	0.4	27.9
Impact of foreign exchange	—	2.9	(0.1)	2.8	0.3	3.1
Acquisitions(3)	—	—	51.1	51.1	—	51.1
September 30, 2016	$168.4	$396.9	$72.0	$637.3	$95.6	$732.9

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other primarily includes the reinvestment of dividends.

(3)	Includes $41.5 billion, and $9.6 billion related to the acquisitions of Clarion Partners, and EnTrust, respectively.

AUM by Distribution Channel
The component changes in our AUM by distribution channel (in billions) for the six months ended September 30, 2017 and 2016, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2017	$285.6	$442.8	$728.4
Net client cash flows, excluding liquidity funds	9.7	(10.1)	(0.4)
Liquidity fund flows, net	—	(11.7)	(11.7)
Net client cash flows	9.7	(21.8)	(12.1)
Realizations(1)	—	(1.9)	(1.9)
Market performance and other(2)	27.1	10.3	37.4
Impact of foreign exchange	0.9	2.0	2.9
Disposition	—	(0.3)	(0.3)
September 30, 2017	$323.3	$431.1	$754.4

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(2)
Other includes the reclassification, effective April 1, 2017, of $16.0 billion of certain assets which were previously included in AUA to AUM due to a change in our policy on classification of AUA and AUM. Other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

	Global Distribution(1)	Affiliate/Other	Total
March 31, 2016	$254.6	$415.0	$669.6
Net client cash flows, excluding liquidity funds	4.8	(6.3)	(1.5)
Liquidity fund flows, net	—	(17.3)	(17.3)
Net client cash flows	4.8	(23.6)	(18.8)
Market performance and other(2)	11.8	16.1	27.9
Impact of foreign exchange	1.6	1.5	3.1
Acquisitions(3)	—	51.1	51.1
September 30, 2016	$272.8	$460.1	$732.9

(1)
Excludes $12.7 billion and $10.3 billion of AUA as of September 30, 2016 and March 31, 2016, respectively. Net client cash flows for the six months ended September 30, 2016, excludes $1.5 billion of AUA net inflows. Effective April 1, 2017, the significant portion of these assets were reclassified from AUA to AUM due to a change in our policy on classification of AUA and AUM.

(2)	Other primarily includes the reinvestment of dividends.

(3)	Includes $41.5 billion, and $9.6 billion related to the acquisitions of Clarion Partners, and EnTrust, respectively.

Results of Operations

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2017	2016	$ Change	% Change
Investment advisory fees:
Separate accounts	$503.2	$460.2	$43.0	9%
Funds	775.3	740.5	34.8	5
Performance fees	122.3	59.4	62.9	n/m
Distribution and service fees	159.6	185.9	(26.3)	(14)
Other	1.8	2.5	(0.7)	(28)
Total Operating Revenues	$1,562.2	$1,448.5	$113.7	8%
n/m - not meaningful

Total operating revenues for the six months ended September 30, 2017, were $1.56 billion, an increase of 8% from $1.45 billion for the six months ended September 30, 2016, primarily due to a $62.9 million increase in performance fees, $34.9 million of which relates to performance fees earned by Clarion Partners that were fully passed through as compensation expense, as previously discussed. A 9% increase in average long-term AUM, an increase in our operating revenue yield, excluding performance fees, from 38 basis points for the six months ended September 30, 2016 to 39 basis points for the six months ended September 30, 2017, and the inclusion of a full six months of revenues in the current year related to Clarion Partners and EnTrust, which were acquired in April 2016 and May 2016, respectively, also contributed to the increase. Our operating revenue yield, excluding performance fees, increased as a result of a more favorable product mix, with higher yielding products comprising a higher percentage of our long-term average AUM.

Investment advisory fees from separate accounts increased $43.0 million, or 9%, to $503.2 million, as compared to $460.2 million for the six months ended September 30, 2016. Of this increase, $26.2 million was related to the inclusion of revenues associated with certain assets that were reclassified from AUA to AUM, effective April 1, 2017, due to a change in our policy on classification of AUA and AUM, as previously discussed. Prior to this reclassification, revenues related to the comparable AUA were included in Distribution and service fees. In addition, higher average equity assets managed at ClearBridge contributed $13.7 million to the increase, and higher revenues at EnTrust, due in part to the inclusion of a full six months of revenues in the current year, contributed $5.6 million to the increase. These increases were offset in part by a decrease of $5.8 million due to lower average alternative assets managed by legacy Permal and RARE Infrastructure.

Investment advisory fees from funds increased $34.8 million, or 5%, to $775.3 million, as compared to $740.5 million for the six months ended September 30, 2016. Of this increase, $63.7 million was due to higher average equity assets managed at ClearBridge and Martin Currie, $10.6 million was due to higher revenues earned by Clarion Partners and EnTrust, which were acquired in April 2016 and May 2016, respectively, due in part to the inclusion of a full quarter of revenues in the current year, and $9.2 million was due to higher average fixed income assets managed at Western Asset. These increases were offset in part by a decrease of $16.9 million due to the disposition of two small investment managers in March 2017 and December 2016, a decrease of $23.6 million due to lower average alternative assets managed by legacy Permal, a net decrease of $6.8 million in fees from liquidity assets, as a result of lower average liquidity assets managed by Western Asset, offset in part by a reduction in fee waivers on liquidity funds, and a decrease of $3.7 million due to lower average equity assets managed by Royce.

Investment advisory performance fees increased $62.9 million, to $122.3 million, as compared to $59.4 million for the six months ended September 30, 2016, primarily due to a $34.9 million increase in performance fees related to Clarion Partners, which were passed through to employees as compensation, as well as a $28.0 million increase in performance fees earned on assets managed by Martin Currie, Western Asset, Brandywine, RARE Infrastructure, and EnTrustPermal.

Distribution and service fees decreased $26.3 million, or 14%, to $159.6 million, as compared to $185.9 million for the six months ended September 30, 2016. Of this decrease, $12.8 million was related to the previously discussed reclassification of certain assets from AUA to AUM, effective April 1, 2017, due to a change in our policy on classification of AUA and AUM, as revenue related to these assets is included in Investment advisory fees from separate accounts for the six months ended September 30, 2017. A reduction in average mutual fund AUM subject to distribution and service fees also contributed $9.6 million to the decrease.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2017	2016	$ Change	% Change
Compensation and benefits	$781.3	$726.9	$54.4	7%
Distribution and servicing	246.0	253.5	(7.5)	(3)
Communications and technology	101.6	104.0	(2.4)	(2)
Occupancy	49.6	63.7	(14.1)	(22)
Amortization of intangible assets	12.4	12.0	0.4	3
Impairment charges	34.0	—	34.0	n/m
Contingent consideration fair value adjustments	(16.6)	(25.0)	8.4	(34)
Other	102.3	112.2	(9.9)	(9)
Total Operating Expenses	$1,310.6	$1,247.3	$63.3	5%
n/m - not meaningful

Operating expenses for the six months ended September 30, 2017 and 2016, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period, excluding impairment charges. The remaining operating expenses (other than impairment charges) are comprised of corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the six months ended September 30 were as follows:

	Six Months Ended September 30,
	2017	2016	$ Change	% Change
Salaries and incentives	$534.2	$496.8	$37.4	8%
Benefits and payroll taxes (including deferred compensation)	144.1	130.3	13.8	11
Transition costs and severance	7.4	26.6	(19.2)	(72)
Management equity plan charge	—	15.2	(15.2)	n/m
Performance fee pass through	85.3	50.4	34.9	69
Gains on deferred compensation and seed capital investments	10.3	7.6	2.7	36
Compensation and benefits	$781.3	$726.9	$54.4	7%
n/m - not meaningful

Compensation and benefits increased 7% to $781.3 million for the six months ended September 30, 2017, as compared to $726.9 million for the six months ended September 30, 2016, as a result of the following:

•
Salaries and incentives increased $37.4 million, to $534.2 million, as compared to $496.8 million for the six months ended September 30, 2016, primarily due to an increase of $35.6 million in net compensation at investment affiliates, which was primarily driven by the impact of increased revenues at certain revenue-share based affiliates, which creates a corresponding increase in compensation per the applicable revenue share agreements.

•
Benefits and payroll taxes increased $13.8 million to $144.1 million, as compared to $130.3 million for the six months ended September 30, 2016, primarily due to an increase in costs associated with certain long-term incentive plans.

•
Transition costs and severance decreased $19.2 million, to $7.4 million, as compared to $26.6 million for the six months ended September 30, 2016, with $3.5 million and $21.8 million for the six months ended September 30, 2017 and 2016, respectively, associated with the restructuring of Permal for the combination with EnTrust, which is now substantially complete. The remaining amounts in each period were primarily comprised of severance costs related to corporate and distribution personnel.

•	Management equity plan charge is associated with the implementation of an affiliate management equity plan for the management team of Clarion Partners, as previously discussed.

•	Performance fee pass through represents Clarion Partners performance fees that are passed through to Clarion Partners employees as compensation expense.

Compensation as a percentage of operating revenues decreased to 50.0% from 50.2%, primarily due to the reduction in transition and severance costs incurred in connection with the restructuring of Permal for the combination with EnTrust, and the impact of the charge recognized in the prior year in connection with the implementation of the Clarion Partners management equity plan, offset in part by the increase in performance fees earned by Clarion Partners that were passed through fully as compensation expense.

Distribution and servicing expenses decreased 3% to $246.0 million, as compared to $253.5 million for the six months ended September 30, 2016, due to lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense decreased 2% to $101.6 million, as compared to $104.0 million for the six months ended September 30, 2016, primarily due to a decrease in technology consulting and depreciation costs.

Occupancy expense decreased 22% to $49.6 million, as compared to $63.7 million for the six months ended September 30, 2016. primarily due to real estate related charges of $14.2 million recognized in the prior year period in connection with the restructuring of Permal for the combination with EnTrust.

Amortization of intangible assets increased $0.4 million to $12.4 million, as compared to $12.0 million for the six months ended September 30, 2016, primarily due to a full six months of amortization expense recognized in the current year period related to the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016, offset in part by a reduction in amortization expense as a result of impairments of the RARE Infrastructure amortizable management contracts asset recognized in the quarters ended June 30, 2017 and March 31, 2017.

Impairment of intangible assets were $34.0 million for the six months ended September 30, 2017. The impairment charges recognized during the six months ended September 30, 2017, were comprised of $32.0 million related to the RARE Infrastructure amortizable management contracts asset and $2.0 million related to the RARE Infrastructure trade name asset. These impairments resulted from losses of separate account AUM and other factors at RARE Infrastructure, and the related decline in projected revenues. A revised estimate of the remaining useful life of the RARE Infrastructure separate account contracts intangible asset also contributed to the impairment of that asset. See Note 6 of Notes to Consolidated Financial Statements for further discussion of these impairment charges, including the significant assumptions used to determine the fair value of the assets.

Contingent consideration fair value adjustments for the six months ended September 30, 2017, included credits of $16.6 million which reduced the contingent consideration liabilities related to the acquisitions of RARE Infrastructure and QS Investors, and for the six months ended September 30, 2016, included credits of $25.0 million, which reduced the contingent consideration liability related to the acquisitions of Martin Currie and RARE Infrastructure.

Other expense decreased $9.9 million to $102.3 million, as compared to $112.2 million for the six months ended September 30, 2016, primarily due to a $6.5 million reduction in professional fees and a $3.6 million reduction in insurance expense, both driven by costs incurred in the prior year period in connection with the acquisitions of Clarion Partners and EnTrust.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2017	2016	$ Change	% Change
Interest income	$3.0	$3.4	$(0.4)	(12)%
Interest expense	(58.3)	(52.5)	(5.8)	11
Other income, net	18.7	16.6	2.1	13
Non-operating income of consolidated investment vehicles, net	3.1	8.4	(5.3)	(63)
Total Non-Operating Income (Expense)	$(33.5)	$(24.1)	$(9.4)	39%
Interest expense increased $5.8 million, to $58.3 million, as compared to $52.5 million for the six months ended September 30, 2016, primarily due to the net impact of the issuance of $500 million of 5.45% Junior Subordinated Notes due 2056 in August 2016, the proceeds of which were used to repay $500 million of then outstanding borrowings under our revolving credit facility.

Other income, net, totaled $18.7 million for the six months ended September 30, 2017, as compared to $16.6 million for the six months ended September 30, 2016. The change was primarily due to a $3.7 million loss recognized in the prior year period in connection with the termination of an interest rate swap and a $2.7 million increase in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding increase in compensation expense. These increases were offset in part by a $3.3 million reduction in net market gains on corporate investments, which are not offset by a corresponding increase in compensation expense, and a $0.9 million decrease in net market gains in investments of consolidated sponsored investment products that are not designated as CIVs, which have no impact on Net Income Attributable to Legg Mason, Inc., as the gains are fully attributable to noncontrolling interests.

Non-operating income of consolidated investment vehicles, net, totaled $3.1 million for the six months ended September 30, 2017, as compared to $8.4 million for the six months ended September 30, 2016. The change was primarily due to activity of the CIVs during the respective periods. See Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision
The income tax provision was $66.9 million for the six months ended September 30, 2017, as compared to $45.2 million for the six months ended September 30, 2016. The effective tax rate was 30.7% for the six months ended September 30, 2017, as compared to an effective tax rate of 25.5% for the six months ended September 30, 2016. For the six months ended September 30, 2017 a $1.1 million discrete tax expense was recognized with respect to equity based compensation, which increased the effective tax rate by 0.5 percentage points. In September 2016, the U.K. Finance Act 2016 was enacted, which reduced the main U.K. corporate tax rate to be effective on April 1, 2020 from 18% to 17%. The impact of the tax rate reduction on certain existing deferred tax assets and liabilities resulted in a tax benefit of $4.1 million, and reduced the effective tax rate by 2.3 percentage points for the six months ended September 30, 2016. The effective tax rate for the six months ended September 30, 2016, was also impacted by a tax benefit of $2.2 million, which resulted from reserve adjustments related to the conclusion of certain tax examinations and reduced the effective tax rate by 1.2 percentage points. Noncontrolling interests in EnTrustPermal, Clarion Partners and Royce are structured as partnerships that pass an allocable portion of tax attributes and obligations to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which caused the effective tax rate to be reduced by 3.6 percentage points and 4.4 percentage points for the six months ended September 30, 2017 and 2016, respectively.

The impact of CIVs and other consolidated sponsored investment products reduced the effective tax rate by 0.3 percentage points and 1.3 percentage points for the six months ended September 30, 2017 and 2016, respectively.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the six months ended September 30, 2017, totaled $126.6 million, or $1.29 per diluted share, as compared to $99.9 million, or $0.94 per diluted share, in the six months ended September 30, 2016.  The increase was largely the result of lower acquisition and transition-related costs recognized in the current year period, with $3.9 million of such costs recognized during the six months ended September 30, 2017, as compared to $70.0 million, recognized during the six months ended September 30, 2016, as well as the net impact of increased operating revenues in the current year period. These increases were offset in part by the impairment charges of $34.0 million recognized in the three months ended June 30, 2017. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share for the six months ended September 30, 2017, benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 16.1% for the six months ended September 30, 2017, as compared to 13.9% for the six months ended September 30, 2016.

Quarter Ended September 30, 2017, Compared to Quarter Ended June 30, 2017
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2017, was $75.7 million, or $0.78 per diluted share, as compared to $50.9 million, or $0.52 per diluted share, for the three months ended June 30, 2017. Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2017, included non-cash impairment charges of $34.0 million, or $0.24 per diluted share, related to the RARE Infrastructure amortizable intangible and trade name assets, which were offset in part by credits totaling $16.6 million, or $0.12 per diluted share, related to fair value adjustments to decrease the contingent consideration liabilities related to the acquisitions of RARE Infrastructure and QS Investors. In addition, the increase in Net Income Attributable to Legg Mason, Inc. was driven by higher average AUM, one additional day in the three months ended September 30, 2017, an increase in performance fees that were not passed through as compensation expense, and a decrease in seasonal compensation expense in the quarter ended June 30, 2017.

Operating revenues decreased to $768.3 million in the three months ended September 30, 2017, as compared to $793.8 million in the three months ended June 30, 2017. The decrease in operating revenues was primarily due to a decrease of $45.6 million in pass through performance fees at Clarion Partners, which was offset in part by a $7.4 million increase due to one additional day in the quarter ended September 30, 2017, a $6.8 million increase driven by a 2% increase in average long-term AUM, and a $4.8 million increase in performance fees that were not passed through as compensation expense.

Operating expenses decreased $62.7 million, to $623.9 million for the three months ended September 30, 2017, as compared to $686.6 million for the three months ended June 30, 2017, primarily due to a decrease of $45.6 million in compensation expense related to the pass through of performance fees to Clarion Partners and the $34.0 million non-cash impairment charges recognized in the June 2017 quarter, which were offset in part by the $16.6 million of credits related to fair value adjustments to decrease certain contingent consideration liabilities recognized in the June 2017 quarter.

Non-operating expense, net, increased $2.7 million, to $18.1 million for the three months ended September 30, 2017, as compared to $15.4 million for the three months ended June 30, 2017, primarily due to a $2.3 million gain recognized in the June 2017 quarter related to an accelerated contingent payment received on the prior sale of a non-strategic manager.

Operating margin was 18.8% for the three months ended September 30, 2017, as compared to 13.5% for the three months ended June 30, 2017, with the increase due in part to the impairment charges recognized in the June 2017 quarter, offset in part by the credits recognized in the June 2017 quarter related to fair value adjustments for contingent consideration.

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

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operating Revenues, GAAP basis	$768,338	$793,842	$748,370	$1,562,180	$1,448,535
Plus (less):
Pass-through performance fees	(19,874)	(65,431)	(35,831)	(85,305)	(50,431)
Operating revenues eliminated upon consolidation of investment vehicles	23	44	14	67	26
Distribution and servicing expense, excluding consolidated investment vehicles	(123,578)	(122,349)	(128,806)	(245,927)	(253,396)
Operating Revenues, as Adjusted	$624,909	$606,106	$583,747	$1,231,015	$1,144,734

Operating Income, GAAP basis	$144,419	$107,205	$127,633	$251,624	$201,188
Plus (less):
Gains on deferred compensation and seed investments, net	4,824	5,428	5,432	10,252	7,598
Impairment of intangible assets	—	34,000	—	34,000	—
Amortization of intangible assets	6,082	6,339	6,271	12,421	11,974
Contingent consideration fair value adjustments	—	(16,650)	(7,000)	(16,550)	(25,000)
Operating loss of consolidated investment vehicles, net	128	67	138	195	249
Operating Income, as Adjusted	$155,453	$136,389	$132,474	$291,942	$196,009

Operating Margin, GAAP basis	18.8%	13.5%	17.1%	16.1%	13.9%
Operating Margin, as Adjusted	24.9	22.5	22.7	23.7	17.1

Operating Margin, as Adjusted, for the three months ended September 30, 2017, June 30, 2017, and September 30, 2016, was 24.9%, 22.5%, and 22.7%, respectively. Operating Margin, as Adjusted, for the three months ended September 30, 2017, June 30, 2017, and September 30, 2016, was reduced by 0.2 percentage points, 0.4 percentage points, and 2.1 percentage points, respectively, due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust.

Operating Margin, as Adjusted, for the six months ended September 30, 2017 and 2016, was 23.7% and 17.1%, respectively. Operating Margin, as Adjusted for the six months ended September 30, 2017 and 2016, was reduced by 0.3 percentage points and 3.2 percentage points, respectively, due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust. Operating Margin, as Adjusted, for the six months ended September 30, 2016, was also reduced by 1.6 percentage points due to acquisition-related costs incurred in connection with the Clarion Partners and EnTrust acquisitions, and 1.3 percentage points due to the charge associated with the implementation of the Clarion Partners management equity plan.

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

The calculation of Adjusted EBITDA, is as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cash provided by (used in) operating activities, GAAP basis	$289,329	$(113,580)	$303,829	$175,749	$137,859
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	28,343	28,330	26,487	56,673	50,393
Current tax expense	9,662	6,072	15,689	15,734	14,906
Net change in assets and liabilities	(145,656)	213,323	(92,837)	67,667	129,588
Net change in assets and liabilities of consolidated investment vehicles	1,235	31,789	(97,344)	33,024	(58,773)
Net income attributable to noncontrolling interests	(11,960)	(12,617)	(20,091)	(24,577)	(31,979)
Net gains (losses) and earnings on investments	1,491	5,546	1,103	7,037	(3,391)
Net gains on consolidated investment vehicles	2,094	997	5,206	3,091	8,434
Other	194	77	948	271	(499)
Adjusted EBITDA	$174,732	$159,937	$142,990	$334,669	$246,538

Adjusted EBITDA for the three months ended September 30, 2017, June 30, 2017, and September 30, 2016, was $174.7 million, $159.9 million, and $143.0 million, respectively. The $14.8 million increase for the three months ended September 30, 2017, as compared to the three months ended June 30, 2017, was primarily due to an increase in net income, adjusted for non-cash items. The $31.7 million increase for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to an increase in net income, adjusted for non-cash items.

Adjusted EBITDA for the six months ended September 30, 2017 and 2016, was $334.7 million and $246.5 million, respectively. The $88.1 million increase was primarily due to an increase in net income, adjusted for non-cash items, largely the result of a reduction in acquisition and transition-related costs incurred in connection with the acquisitions of Clarion Partners and EnTrust, and the net impact of increased operating revenues.

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

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. However, we have executed total return swap arrangements with investors in two ETFs, such that we receive the related investment gains and losses and are required to consolidate these ETFs. At September 30, 2017, the total return swap notional values aggregate $44.5 million. Otherwise, we have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs and other consolidated sponsored investment products beyond our investments in and investment advisory fees generated from these products, which are eliminated in consolidation. Additionally, creditors of the CIVs and other consolidated sponsored investment products have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At September 30, 2017, cash and cash equivalents, total assets, long-term debt, net, and stockholders' equity were $0.7 billion, $8.2 billion, $2.2 billion and $4.0 billion, respectively. Total assets include amounts related to CIVs and other sponsored investment products of $0.1 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows for the six months ended September 30 (in millions):

	2017	2016
Cash flows provided by operating activities	$175.7	$137.9
Cash flows used in investing activities	(15.1)	(1,025.7)
Cash flows provided by (used in) financing activities	(238.2)	129.4
Effect of exchange rate changes	(1.9)	0.2
Net change in cash and cash equivalents	(79.5)	(758.2)
Cash and cash equivalents, beginning of period	733.7	1,329.1
Cash and cash equivalents, end of period	$654.2	$570.9

Cash inflows provided by operating activities during the six months ended September 30, 2017, were $175.7 million, primarily related to Net Income, adjusted for non-cash items, offset in part by annual payments for accrued and deferred compensation. Cash inflows provided by operating activities during the six months ended September 30, 2016, were $137.9 million, primarily related to Net Income, adjusted for non-cash items, net activity related to CIVs and net sales of trading and other investments, offset in part by annual payments for accrued and deferred compensation.

Cash outflows used in investing activities during the six months ended September 30, 2017, were $15.1 million, primarily related to payments made for fixed assets, offset in part by returns of capital received on certain investments in partnerships and limited liability companies. Cash outflows used in investing activities during the six months ended September 30, 2016, were $1.0 billion, primarily related to payments associated with the acquisitions of Clarion Partners and EnTrust.

Cash outflows used in financing activities during the six months ended September 30, 2017, were $238.2 million, primarily related to the repurchase of 4.7 million shares of our common stock for $179.6 million and dividends paid of $47.6 million. Cash inflows provided by financing activities during the six months ended September 30, 2016, were $129.4 million, primarily related to $500 million of proceeds from the issuance of the 5.45% 2056 Notes in August 2016, offset in part by the repurchase of 6.2 million shares of our common stock for $201.7 million, net redemptions and distributions of $52.5 million related to noncontrolling interests, dividends paid of $44.1 million and the net repayment of $40 million outstanding on our revolving credit facility.

On July 26, 2017, we entered into four total return swap arrangements with financial intermediaries with respect to one Legg Mason sponsored ETF, which resulted in an investment in the ETF by each of those financial intermediaries in the aggregate amount of $23.1 million. Similarly, on June 6, 2017, we entered into four total return swap arrangements with financial intermediaries with respect to another Legg Mason sponsored ETF, which resulted in an investment in the ETF by each of those financial intermediaries in the aggregate amount of $20.3 million. These total return swap arrangements are intended to enable us to expedite third-party distribution platform access for the product. We intend to continue to grow our ETF business over the next 12 months, and may enter into similar arrangements in connection with gaining distribution platform access for additional products.

We expect that over the next 12 months cash generated from our operating activities and available cash on hand, together with potential additional transactions similar to the total return swaps described above, will be adequate to support our operating cash needs, and planned share repurchases. We currently intend to utilize our available resources for any number of potential activities, including, but not limited to, acquisitions, repurchases of shares of our common stock, seed capital investments in new and existing products, repayment of outstanding debt, or payment of increased dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

Acquisitions
As of September 30, 2017, we had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining aggregate contingent consideration and the Contingent consideration liability (in millions) for each of our acquisitions. Additional details regarding contingent consideration for each significant recent acquisition are discussed below.

	RARE Infrastructure	Martin Currie	QS Investors	Other(2)	Total
Maximum Remaining Contingent Consideration(1)	$83.2	$435.9	$23.4	$2.5	$545.0
Contingent consideration liability
Current Contingent consideration	$—	$12.9	$3.6	$2.5	$19.0
Non-current Contingent consideration	2.2	—	—	—	2.2
Balance as of September 30, 2017	$2.2	$12.9	$3.6	$2.5	$21.2

(1)	Using the applicable exchange rate as of September 30, 2017 for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to the acquisition of PK Investments.

As further described below, we may be obligated to settle noncontrolling interests related to certain affiliates. The following table presents a summary of our affiliate noncontrolling interests (in millions), excluding amounts related to management equity plans, as of September 30, 2017. The ultimate timing of noncontrolling interest settlements are too uncertain to project with any accuracy.

	EnTrustPermal	Clarion Partners	RARE Infrastructure	Other	Total
Affiliate noncontrolling interests as of September 30, 2017	$403.8	$110.9	$69.9	$1.6	$586.2

On August 17, 2016, we acquired a majority interest in Financial Guard. Contingent consideration of up to $3 million was potentially due one year after the closing date; however, no such payment was due based on relevant financial metrics. We also committed to contribute up to $5 million of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, of which $2.5 million has been paid as of September 30, 2017.

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

On December 31, 2015, Martin Currie acquired certain assets of PK Investments. A contingent payment, estimated at $3 million as of September 30, 2017, may be due on December 31, 2017. The amount of any ultimate contingent payment will be based on certain financial metrics.

On October 21, 2015, we acquired a majority interest in RARE Infrastructure. Contingent consideration may be due March 31, 2018, aggregating up to approximately $83.2 million (using the foreign exchange rate as of September 30, 2017 for the maximum 106 million Australia dollar amount per the contract), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. Noncontrolling interests of 25% of the outstanding equity are subject to put and call provisions that may result in future cash outlays.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. Contingent consideration payments may be due on the March 31 following the third anniversary of closing, aggregating up to approximately $435.9 million (using the foreign exchange rate as of September 30, 2017 for the maximum £325 million contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics at March 31, 2018, as specified in the share purchase agreement. Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. In addition, in connection with a review by the Pensions Regulator in the U.K. ("the Regulator") of the pension plan's current structure and funding status, Martin Currie, the trustees of the pension and the Regulator have agreed to a revised plan structure, including the redomiciliation of the plan in the U.K., additional guarantees, and following the application of any contingent consideration payments toward the pension deficit, provisions for accelerated funding of a portion of any remaining benefit obligation in certain circumstances.

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

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with Royce. Under this management equity plan, as of September 30, 2017, noncontrolling interests equivalent to 19.0% in the Royce entity have been issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). As of September 30, 2017, the estimated redemption value for units under management equity plans aggregated $70 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Future Outlook
As of September 30, 2017, we had approximately $375 million in cash and cash equivalents in excess of our working capital and regulatory requirements. We continue to plan to return capital to shareholders totaling approximately $450 million in fiscal 2018 through a combination of share repurchases and the payment of dividends, subject to market conditions and other cash needs. During the six months ended September 30, 2017, we retired $193 million of shares, including $13 million of shares retired under net share settlements for annual deferred compensation award vesting, and made dividend payments totaling $48 million. As of September 30, 2017, we have $500 million of available borrowing capacity under our revolving credit facility, which expires in December 2020, and can be increased by another $500 million with the approval of the lenders. While we do not currently expect to raise incremental debt or equity financing over the next 12 months, we intend to grow our ETF business and are exploring various options to facilitate the launch of and provide capital to these new products. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts under our revolving credit facility, such as an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing future share repurchases, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

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

Our liquid assets include cash, cash equivalents, and certain current investment securities. At September 30, 2017, our total liquid assets of approximately $860 million, included $315 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries are not significant. In order to increase our cash available in the U.S. for general corporate purposes, we plan to utilize up to approximately $211 million of foreign cash over the next several years, of which $4.3 million is accumulated foreign earnings with the remainder provided from forecasted future earnings. Any additional tax provision associated with these repatriations was previously recognized. No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, we will provide for and pay any applicable additional U.S. taxes in connection with further repatriation of offshore earnings. It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

Other
As of September 30, 2017, less than 1% of total assets (4% of financial assets at fair value) and less than 1% of total liabilities (87% of financial liabilities measured at fair value) meet the definition of Level 3.

On October 31, 2017, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.28 per share, payable on January 15, 2018.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs and other consolidated sponsored investment products, as we are not responsible or liable for these obligations:

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$—	$—	$250.0	$—	$—	$2,000.0	$2,250.0
Interest on long-term borrowings and credit facility commitment fees	56.5	113.0	109.7	106.1	105.4	2,272.8	2,763.5
Minimum rental and service commitments	67.8	119.1	103.7	92.3	90.1	198.9	671.9
Total Contractual Obligations	124.3	232.1	463.4	198.4	195.5	4,471.7	5,685.4
Contingent Obligations
Payments related to business acquisitions:(1)
Martin Currie	435.9	—	—	—	—	—	435.9
RARE Infrastructure	83.2	—	—	—	—	—	83.2
Other	2.5	23.4	—	—	—	—	25.9
Total payments related to business acquisitions	521.6	23.4	—	—	—	—	545.0
Total Obligations(2)(3)(4)(5)(6)	$645.9	$255.5	$463.4	$198.4	$195.5	$4,471.7	$6,230.4

(1)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of September 30, 2017, for amounts denominated in currencies other than the U.S. dollar. The related contingent consideration liabilities had an aggregate fair value of $21.2 million as of September 30, 2017, net of certain potential pension and other obligations related to Martin Currie. See Notes 3 and 9 of Notes to Consolidated Financial Statements.

(2)
The table above does not include approximately $43.2 million in capital commitments to investment partnerships in which we are a limited partner, which will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2029; $100 million of co-investment commitment associated with the Clarion Partners acquisition, which will be funded after the second anniversary of the transaction closing; or up to approximately $2.5 million of remaining additional working capital commitment associated with the Financial Guard acquisition, which will be funded over the period ending in August 2018.

(3)
The table above does not include amounts for uncertain tax positions of $53.2 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(4)
The table above does not include redeemable noncontrolling interests, primarily related to minority equity interests in our affiliates, of $615.8 million as of September 30, 2017, because the timing and amount of any related cash outflows cannot be reliably estimated, and noncontrolling interests of CIVs of $83.0 million as of September 30, 2017, because we have no obligations in relation to these amounts.

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

(6)	The table above excludes net pension benefit obligations of $37.9 million due to the uncertainty of the timing and amounts ultimately payable.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the six months ended September 30, 2017, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 4.        Controls and Procedures

As of September 30, 2017, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

During the six months ended September 30, 2017 there were no material changes to the information contained in Part I, Item 1A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended September 30, 2017:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
July 1, 2017 through July 31, 2017	616,378	$39.54	616,269	$308,568,827
August 1, 2017 through August 31, 2017	952,060	38.11	949,144	272,397,049
September 1, 2017 through September 30, 2017	785,235	37.62	782,029	242,980,366
Total	2,353,673	$38.32	2,347,442

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

Item 5.        Other Information

Effective November 8, 2017, Terence Johnson, Executive Vice President and Head of Global Distribution, is on a temporary personal leave of absence. During Mr. Johnson’s absence, his responsibilities are being reallocated among senior members of the Legg Mason Global Distribution team, under the oversight of Legg Mason’s Chief Executive Officer, Joseph A. Sullivan.

Item 6.        Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
10.1	Legg Mason, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2017 Annual Meeting of Stockholders)*
12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2017, filed on November 9, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	November 9, 2017	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	November 9, 2017	/s/ Peter H. Nachtwey
Peter H. Nachtwey
Senior Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
10.1	Legg Mason, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2017 Annual Meeting of Stockholders)*
12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2017, filed on November 9, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* These exhibits are management contracts or compensatory plans or arrangements.