Form 10-Q
period 2017-12-31
LEGG MASON, INC.
filed 2018-02-05
CIK 704051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
84,540,288 shares of common stock as of the close of business on January 31, 2018.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2017	March 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$680,322	$733,709
Cash and cash equivalents of consolidated investment vehicles	4,325	651
Restricted cash	17,605	16,046
Receivables:
Investment advisory and related fees	482,652	433,192
Other	53,105	70,527
Investment securities	409,369	423,619
Investment securities of consolidated investment vehicles	126,942	49,901
Other	72,744	74,102
Other current assets of consolidated investment vehicles	1,694	—
Total Current Assets	1,848,758	1,801,747
Fixed assets, net	148,859	159,662
Intangible assets, net	3,800,885	4,034,380
Goodwill	1,925,650	1,924,889
Deferred income taxes	204,787	202,843
Other	137,055	156,907
Other assets of consolidated investment vehicles	9,172	9,987
TOTAL ASSETS	$8,075,166	$8,290,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$390,976	$486,679
Accounts payable and accrued expenses	198,481	181,793
Short-term borrowings	225,500	—
Contingent consideration	16,625	22,316
Other	100,519	117,863
Other current liabilities of consolidated investment vehicles	487	736
Total Current Liabilities	932,588	809,387
Deferred compensation	98,586	87,757
Deferred income taxes	123,788	329,229
Contingent consideration	4,076	14,494
Other	133,106	138,737
Long-term debt, net	2,221,824	2,221,867
TOTAL LIABILITIES	3,513,968	3,601,471
Commitments and Contingencies (Note 9)
REDEEMABLE NONCONTROLLING INTERESTS	727,706	677,772
STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 84,490,108 shares for December 2017 and 95,726,628 shares for March 2017	8,449	9,573
Additional paid-in capital	1,960,021	2,385,726
Employee stock trust	(21,860)	(24,057)
Deferred compensation employee stock trust	21,860	24,057
Retained earnings	1,911,479	1,694,859
Accumulated other comprehensive loss, net	(74,118)	(106,784)
Total stockholders' equity attributable to Legg Mason, Inc.	3,805,831	3,983,374
Nonredeemable noncontrolling interest	27,661	27,798
TOTAL STOCKHOLDERS' EQUITY	3,833,492	4,011,172
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,075,166	$8,290,415
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$255,696	$231,922	$758,870	$692,103
Funds	395,370	368,962	1,170,633	1,109,504
Performance fees	58,926	22,913	181,284	82,342
Distribution and service fees	81,463	90,195	241,037	276,122
Other	1,635	1,249	3,446	3,705
Total Operating Revenues	793,090	715,241	2,355,270	2,163,776
OPERATING EXPENSES
Compensation and benefits	362,071	327,862	1,143,329	1,054,817
Distribution and servicing	124,254	123,191	370,237	376,722
Communications and technology	54,239	52,630	155,841	156,643
Occupancy	24,982	23,537	74,561	87,237
Amortization of intangible assets	6,071	7,277	18,492	19,251
Impairment charges	195,000	35,000	229,000	35,000
Contingent consideration fair value adjustments	739	(14,500)	(15,811)	(39,500)
Other	53,067	49,078	155,330	161,252
Total Operating Expenses	820,423	604,075	2,130,979	1,851,422
OPERATING INCOME (LOSS)	(27,333)	111,166	224,291	312,354
NON-OPERATING INCOME (EXPENSE)
Interest income	1,827	1,713	4,867	5,106
Interest expense	(29,088)	(29,495)	(87,431)	(81,985)
Other income, net	5,519	6,126	24,196	22,686
Non-operating income of consolidated investment vehicles, net	8,225	1,458	11,316	9,892
Total Non-Operating Income (Expense)	(13,517)	(20,198)	(47,052)	(44,301)
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(40,850)	90,968	177,239	268,053
Income tax provision (benefit)	(209,396)	26,441	(142,468)	71,654
NET INCOME	168,546	64,527	319,707	196,399
Less: Net income attributable to noncontrolling interests	19,324	13,088	43,901	45,067
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$149,222	$51,439	$275,806	$151,332

NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$1.59	$0.50	$2.87	$1.44
Diluted	1.58	0.50	2.86	1.43

DIVIDENDS DECLARED PER SHARE	$0.28	$0.22	$0.84	$0.66
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
NET INCOME	$168,546	$64,527	$319,707	$196,399
Other comprehensive income (loss):
Foreign currency translation adjustment	190	(43,666)	32,303	(55,797)
Reclassification of cumulative foreign currency translation on Legg Mason Poland sale	—	2,493	—	2,493
Unrealized losses on interest rate swap:
Unrealized losses on interest rate swap, net of tax benefit of $1,708	—	—	—	(2,718)
Reclassification adjustment for losses included in net income, net of tax benefit of $1,708	—	—	—	2,718
Net unrealized losses on interest rate swap	—	—	—	—
Changes in defined benefit pension plan	123	3,568	363	(16,483)
Total other comprehensive income (loss)	313	(37,605)	32,666	(69,787)
COMPREHENSIVE INCOME	168,859	26,922	352,373	126,612
Less: Comprehensive income attributable to noncontrolling interests	19,634	17,123	42,401	49,161
COMPREHENSIVE INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$149,225	$9,799	$309,972	$77,451
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2017	2016
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$9,573	$10,701
Stock options exercised	37	14
Deferred compensation employee stock trust	1	1
Stock-based compensation	94	41
Employee tax withholdings by settlement of net share transactions	(35)	(36)
Shares repurchased and retired	(1,221)	(912)
Ending balance	8,449	9,809
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,385,726	2,693,113
Stock options exercised	10,593	3,906
Deferred compensation employee stock trust	419	385
Stock-based compensation	54,334	60,567
Performance-based restricted share units related to the acquisition of Clarion Partners	—	11,121
Employee tax withholdings by settlement of net share transactions	(13,039)	(11,809)
Shares repurchased and retired	(477,918)	(290,762)
Redeemable noncontrolling interest reclassification for affiliate management equity plans	(94)	(3,632)
Ending balance	1,960,021	2,462,889
EMPLOYEE STOCK TRUST
Beginning balance	(24,057)	(26,263)
Shares issued to plans	(420)	(386)
Distributions and forfeitures	2,617	1,663
Ending balance	(21,860)	(24,986)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	24,057	26,263
Shares issued to plans	420	386
Distributions and forfeitures	(2,617)	(1,663)
Ending balance	21,860	24,986
RETAINED EARNINGS
Beginning balance	1,694,859	1,576,242
Net Income Attributable to Legg Mason, Inc.	275,806	151,332
Dividends declared	(80,442)	(68,377)
Reclassifications to noncontrolling interest for:
EnTrustPermal combination	—	(15,500)
Net increase in estimated redemption value of affiliate management equity plans and affiliate noncontrolling interests	(3,071)	(2,629)
Adoption of new stock-based compensation guidance	24,327	—
Ending balance	1,911,479	1,641,068
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(106,784)	(66,493)
Changes in defined benefit pension plan	363	(16,483)
Foreign currency translation adjustment	32,303	(55,797)
Reclassification of cumulative foreign currency translation on Legg Mason Poland sale	—	2,493
Ending balance	(74,118)	(136,280)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,805,831	3,977,486
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	27,798	22,202
Net income attributable to noncontrolling interests	6,387	5,732
Distributions	(6,524)	(4,555)
Ending balance	27,661	23,379
TOTAL STOCKHOLDERS’ EQUITY	$3,833,492	$4,000,865
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$319,707		$196,399
Adjustments to reconcile Net Income to net cash provided by operations:
Impairments of intangible assets	229,000		35,000
Tax benefit for new Tax Law	(213,675)	—	—
Depreciation and amortization	54,551		60,639
Accretion and amortization of securities discounts and premiums, net	2,255		3,058
Stock-based compensation, including $15,200 related to Clarion Partners affiliate management equity plan in 2016	55,002		71,922
Net unrealized gains on investments	(21,841)		(25,633)
Net (gains) losses and earnings on investments	(2,874)		959
Net gains of consolidated investment vehicles	(11,316)		(9,892)
Deferred income taxes	46,650		59,729
Contingent consideration fair value adjustments	(15,811)		(39,500)
Payment of contingent consideration	(739)		—
Other	(196)		585
Decrease (increase) in assets:
Investment advisory and related fees receivable	(47,603)		(18,456)
Net sales of trading and other investments	43,550		61,935
Other receivables	5,471		(5,768)
Other assets	2,199		(13,070)
Assets of consolidated investment vehicles	(54,648)		17,530
Increase (decrease) in liabilities:
Accrued compensation	(97,419)		12,068
Deferred compensation	10,633		21,530
Accounts payable and accrued expenses	15,278		(4,689)
Other liabilities	(24,853)		(74,896)
Other liabilities of consolidated investment vehicles	(249)		(2,489)
CASH PROVIDED BY OPERATING ACTIVITIES	$293,072		$346,961

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(24,540)	$(27,489)
Business investments and acquisitions, net of cash acquired of $33,547 in 2016	(2,950)	(1,009,928)
Proceeds from sale of businesses	—	12,081
Contingent payment from prior sale of business	2,561	—
Change in restricted cash	(1,262)	4,849
Returns of capital and proceeds from sales and maturities of investments	7,637	5,541
CASH USED IN INVESTING ACTIVITIES	(18,554)	(1,014,946)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(479,139)	(291,674)
Dividends paid	(76,000)	(66,178)
Distributions to affiliate noncontrolling interests	(43,477)	(23,351)
Net subscriptions/(redemptions) attributable to noncontrolling interests	44,708	(18,310)
Employee tax withholdings by settlement of net share transactions	(13,074)	(11,845)
Issuances of common stock for stock-based compensation	11,050	4,306
Proceeds from issuance of long-term debt	—	500,000
Net increase (decrease) in short-term borrowings	225,500	(40,000)
Debt issuance costs	—	(17,639)
Payment of contingent consideration	(2,503)	(6,587)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(332,935)	28,722
EFFECT OF EXCHANGE RATES ON CASH	5,030	(357)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(53,387)	(639,620)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	733,709	1,329,126
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$680,322	$689,506
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Income taxes, net of refunds of $9,471 and $1,085, respectively	$16,770	$14,436
Interest	67,482	59,601
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
December 31, 2017
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

The nature of Legg Mason's business is such that the results of any interim period are not necessarily indicative of the results of a full year. Certain disclosures included in the Company's annual report are not required to be included on an interim basis in the Company's quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, including amounts for Contingent consideration fair value adjustments in the Consolidated Statements of Income and amounts for cash flows from financing activities related to noncontrolling interests in the Consolidated Statements of Cash Flows.

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

Certain of the investment products Legg Mason sponsors and manages are considered to be variable interest entities ("VIEs") (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Legg Mason may fund the initial cash investment in certain VRE investment products to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed in Note 4, the products with “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. As of December 31, 2017, March 31, 2017, and December 31, 2016, no consolidated VREs were designated as CIVs.

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

As of December 31, 2017, March 31, 2017, and December 31, 2016, Legg Mason concluded it was the primary beneficiary of certain VIEs because it held significant financial interests in the funds. In addition, during the nine months ended December 31, 2017, Legg Mason entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored exchange traded funds ("ETFs"). Under the terms of the total return swaps, Legg Mason absorbs all gains and losses on the underlying ETF investments of these financial intermediaries, and therefore has variable interests in each of the two related funds, and is deemed to be the primary beneficiary. Legg Mason consolidates each of the two ETFs, which were designated as CIVs. See Notes 4 and 13 for additional information related to VIEs and CIVs and Note 12 for additional information regarding total return swaps.

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

Legg Mason accretes contingent consideration liabilities to the expected payment amounts over the related earn-out terms until the obligations are ultimately paid, resulting in Interest expense in the Consolidated Statements of Income. If the expected payment amounts subsequently change, the contingent consideration liabilities are (reduced) or increased in the current period, resulting in a (gain) or loss, which is reflected within Contingent consideration fair value adjustments in the Consolidated Statements of Income. Payments of amounts equal to or less than the acquisition date fair value are reflected as Cash Flows from Financing Activities in the Consolidated Statements of Cash Flows, while payments of amounts in excess of the acquisition date fair value are reflected as Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. See Notes 3 and 9 for additional information regarding contingent consideration liabilities.

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

Derivative Instruments
As noted above, during the nine months ended December 31, 2017, Legg Mason entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored ETFs for initial aggregate notional amounts totaling $48,639 which resulted in investments in the ETFs by each of those financial intermediaries. As of December 31, 2017, the aggregate notional amounts related to these total return swap arrangements totaled $51,066. The total return swap arrangements qualify as derivative instruments and are not designated for hedge accounting. In connection with the arrangements, Legg Mason also executed futures contracts to partially hedge the market risk related to the total return swap arrangements.

See Notes 4, 12, and 13 for additional information.

Stock-Based Compensation
Effective April 1, 2017, Legg Mason adopted updated accounting guidance on stock-based compensation accounting. The updated guidance simplifies several aspects of accounting for stock-based compensation including the income tax consequences, and clarifies classification criteria for awards as either equity or liabilities, and the classification of related amounts in statements of cash flows. The updated guidance requires all excess tax benefits and deficiencies associated with stock-based compensation to be recognized as discrete items in the Income tax provision in the Consolidated Statements of Income in the reporting period in which they occur, thereby increasing the volatility of the Income tax provision as a result of fluctuations in Legg Mason's stock price. Legg Mason adopted this amendment on a modified retrospective basis, and recorded a cumulative-effect adjustment of $24,327 as an increase to both deferred tax assets and Retained earnings on the Consolidated Balance Sheet as of April 1, 2017. These tax benefits were not previously recognized due to Legg Mason's cumulative tax loss position. In addition, Legg Mason recorded a related discrete Income tax expense of $297 and $1,417 during the three and nine months ended December 31, 2017, respectively, for vested stock awards with a grant date exercise price higher than the related vesting date stock price, as this aspect of the guidance was adopted on a prospective basis. Upon adoption of the updated guidance, Legg Mason elected to prospectively account for forfeitures as they occur, which did not have a material impact on the Consolidated Financial Statements. Also, cash flows related to income tax deductions in excess of or less than the related stock-based compensation expense will be classified as Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows.

Accumulated Other Comprehensive Loss, Net
There were no significant amounts reclassified from Accumulated other comprehensive loss, net, to the Consolidated Statements of Income, except as follows. During the three and nine months ended December 31, 2017, $123 and $363, respectively, of previously unrecognized losses on a defined benefit pension plan were reclassified and expensed as further described in Note 3, during the three and nine months ended December 31, 2016, $2,493 of cumulative foreign currency translation related to the sale of Legg Mason Poland was reclassified and expensed, and during the nine months ended December 31, 2016, $4,426 was realized on the settlement of an interest rate swap, which was also reclassified and expensed, as further described in Note 7.

Income Taxes

On December 22, 2017, H.R. 1 "An Act to Provide for the Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (the "Tax Law") became enacted law. The Tax Law is complex, materially changes the U.S. corporate income tax rate from 35% to 21%, and includes various changes which will impact Legg Mason. The reduction in the U.S. corporate tax rate resulted in a one-time, non-cash provisional tax benefit of $220,935, recognized in the three months ended December 31, 2017, due to the re-measurement of certain existing deferred tax assets and liabilities at the new income tax rate. In addition, a non-cash tax charge of $7,260 was provisionally provided in the three months ended December 31, 2017, for the effects on unremitted foreign earnings and other aspects of the Tax Law. Legg Mason’s re-measurement of its deferred tax assets and liabilities is subject to further adjustments during the measurement period due to the complexity of determining its net deferred tax liability as of the enactment date. Further, our accounting for the tax on unremitted foreign earnings is incomplete due to the complexity of determining the various components of the calculation, including the relevant level of our foreign earnings and profits and the amount of those earnings held in cash and other specified assets. Adjustments to these provisional items may be made in subsequent periods as more detailed information and guidance is obtained and analyzed.

The income tax provision (benefit) and effective tax (benefit) rate were also impacted by the following items during the three and nine months ended December 31, 2017 and 2016.

Noncontrolling interests in EnTrustPermal Group Holdings, LLC ("EnTrustPermal"), Clarion Partners, LLC ("Clarion Partners") and Royce & Associates ("Royce") are structured as partnerships that pass an allocable portion of tax attributes and obligations to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests. Due to the significant tax benefit recognized in the three months ended December 31, 2017, as further discussed above, the impact of noncontrolling interests increased the effective tax rate by over 100 percentage points for the three months ended December 31, 2017 and increased the effective benefit rate by approximately 23 percentage points for the nine months ended December 31, 2017. For the three and nine months ended December 31, 2016, the impact of noncontrolling interests resulted in a reduction in the effective tax rate of 6.2 percentage points and 2.2 percentage points, respectively.

During the three months ended December 31, 2017, changes in apportionment on state deferred tax liabilities and changes in state law resulted in additional net tax expense of $3,255, and reduced the effective tax rate by 8.0 percentage points and the effective tax benefit by 1.8 percentage points for the three and nine months ended December 31, 2017, respectively. As a result of the impairment of certain intangible assets at EnTrustPermal further discussed below, the three and nine months ended December 31, 2017, also included income tax expense of $3,900 due to the reversal of income tax benefits previously recognized in connection with the impact of changes in the U.K. corporate tax rate on deferred tax liabilities associated with those intangible assets. This expense reduced the effective tax rate by 9.5 percentage points and the effective tax benefit by 2.2 percentage points for the three and nine months ended December 31, 2017, respectively.
In connection with the adoption of updated accounting guidance on stock-based compensation accounting discussed above, Legg Mason recorded a discrete income tax expense of approximately $297 and $1,417 during the three and nine months ended December 31, 2017, respectively, which reduced the effective tax rate by 0.7 percentage points and the effective tax benefit by 0.8 percentage points for the three and nine months ended December 31, 2017, respectively.

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

Legg Mason uses accounting hedge designation from time-to-time and would only potentially be impacted if derivative transactions were designated for hedging.

In February 2016, the FASB updated the guidance on accounting for leases. The updated guidance requires that a lessee shall recognize the assets and liabilities that arise from lease transactions. A lessee will recognize a right-of-use asset to use the underlying asset and a liability representing the lease payments. The updated guidance also requires an evaluation at the inception of a service or other contract, to determine whether the contract is or contains a lease. The guidance will be effective for Legg Mason in fiscal 2020. Legg Mason expects to recognize right of use assets and liabilities upon its adoption of the new standard and is continuing to evaluate the full impact of adoption.

In May 2014, the FASB updated the guidance on revenue recognition. The updated guidance provides a single, comprehensive revenue recognition model for all contracts with customers, improves comparability and removes inconsistencies in revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance also requires comprehensive disclosures about the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments made in applying the guidance. In March and April 2016, the FASB further updated the revenue guidance on determining whether to report revenue on a gross versus net basis and clarified the identification of revenue performance obligations.

Legg Mason has reviewed its revenue contracts, and is monitoring relevant implementation guidance. Legg Mason does not anticipate any significant changes to current revenue recognition practices, except as discussed below. Legg Mason may be required to recognize longer-term performance and incentive fees subject to clawback when clawback is not reasonably possible. This is earlier than under its current revenue recognition process, which defers recognition until all contingencies are resolved. Additionally, Legg Mason expects certain separate account commissions currently expensed when paid will meet the criteria for capitalization and amortization. This change will require recognition of a deferred commissions cost asset, but is not expected to materially impact the amount of commission expense recognized post adoption. Legg Mason has also evaluated whether revenue-related costs currently presented on a gross basis will be recorded net, or vice versa. While most of Legg Mason's revenue-related costs will continue to be recorded on a gross basis, certain fund reimbursements paid will begin to be recorded as a contra revenue (net) under the new guidance.

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

After the completion of the annual impairment testing process in fiscal 2017, the indefinite-life funds management contracts asset related to the EnTrust acquisition was combined with the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business. During the three months ended December 31, 2017, the combined EnTrustPermal indefinite-life funds management contracts asset was impaired by $195,000. See Note 6 for additional information.

Costs incurred in connection with the acquisition of EnTrust were $7,031 during the nine months ended December 31, 2016.

The financial results of EnTrust included in Legg Mason's consolidated financial results for the three and nine months ended December 31, 2016, include revenues of $39,206 and $84,472, respectively, and did not have a material impact on Net Income Attributable to Legg Mason, Inc.

In connection with the combination of EnTrust and Permal, Legg Mason incurred total charges for restructuring and transition costs of $90,313 through December 31, 2017, which includes $1,312 and $5,232, respectively, recognized during the three and nine months ended December 31, 2017. These costs were primarily comprised of charges for employee termination benefits, including severance and retention incentives, which were recorded as Compensation and benefits, in the Consolidated Statements of Income, and real estate related charges, which were recorded as Occupancy, in the Consolidated Statements of Income. While the combination is substantially complete, Legg Mason expects to incur additional costs totaling $2,000 to $3,000 during the remainder of fiscal 2018 and fiscal 2019.

The table below presents a summary of changes in the restructuring and transition-related liability from December 31, 2015 through December 31, 2017, and cumulative charges incurred to date:

	Compensation	Other		Total
Balance as of December 31, 2015	$—	$—		$—
Accrued charges	31,581	9,981	(1)	41,562
Payments	(21,938)	(2,097)		(24,035)
Balance as of March 31, 2016	9,643	7,884		17,527
Accrued charges	22,891	11,075	(1)	33,966
Payments	(29,211)	(12,408)		(41,619)
Balance as of March 31, 2017	3,323	6,551		9,874
Accrued charges	1,608	650		2,258
Payments	(4,776)	(4,449)		(9,225)
Balance as of December 31, 2017	$155	$2,752		$2,907
Non-cash charges(2)
Year ended March 31, 2016	$591	$1,143		$1,734
Year ended March 31, 2017	4,423	3,396		7,819
Nine months ended December 31, 2017	2,970	4		2,974
Total	$7,984	$4,543		$12,527

Cumulative charges incurred through December 31, 2017	$64,064	$26,249		$90,313
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

The financial results of Clarion Partners included in Legg Mason's consolidated financial results for the three and nine months ended December 31, 2016, include revenues of $50,786 and $191,559, respectively, and did not have a material impact to Net Income Attributable to Legg Mason, Inc.

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

	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016
Revenues	$715,241	$2,181,127
Net Income Attributable to Legg Mason, Inc.	53,243	196,830
Net Income Per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	$0.52	$1.87
Diluted	0.52	1.87

RARE Infrastructure Limited
On October 21, 2015, Legg Mason acquired a majority equity interest in RARE Infrastructure Limited ("RARE Infrastructure"). RARE Infrastructure specializes in global listed infrastructure security investing, is headquartered in Sydney, Australia, and had approximately $6,800,000 in AUM at the closing of the transaction. Under the terms of the related transaction agreements, Legg Mason acquired a 75% ownership interest in the firm, the firm's management team retained a 15% equity interest and a continuing corporate minority owner, retained 10%. The acquisition required an initial cash payment of $213,739 (using the foreign exchange rate as of October 21, 2015 for the 296,000 Australian dollar payment), which was funded with approximately $40,000 of net borrowings under the Company's previous revolving credit facility, as well as existing cash resources. In addition, contingent consideration may be due March 31, 2018, of up to $82,792 (using the foreign exchange rate as of December 31, 2017, for the maximum 106,000 Australian dollar amount per the related agreements), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. The transaction also provided for a potential contingent payment as of March 31, 2017, however no such payment was due based on relevant net revenue targets.

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

During the three months ended June 30, 2017, the amortizable intangible asset management contracts asset and the trade name indefinite-life intangible asset were impaired by $32,000 and $2,000, respectively, and during the three months ended December 31, 2016, the amortizable intangible asset management contracts asset was impaired by $18,000. See Note 6 for additional information.

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

The contingent consideration liability established at closing had an acquisition date fair value of $25,000 (using the foreign exchange rate as of October 21, 2015). As of December 31, 2017, the fair value of the contingent consideration liability was $2,176, a decrease of $15,268 from March 31, 2017. During the three months ended June 30, 2017, reductions in projected AUM and revenues attributable in part to a large outflow during the quarter resulted in a $15,250 reduction in the estimated contingent consideration liability, recorded as a credit to Contingent consideration fair value adjustments in the Consolidated Statement of Income. The remaining decrease during the nine months ended December 31, 2017 of $18 is attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, net of accretion. The total contingent consideration liability was included in non-current Contingent consideration in the Consolidated Balance Sheet as of December 31, 2017. As of March 31, 2017, the contingent consideration liability totaled $17,444, of which $7,791 was included in current Contingent consideration in the Consolidated Balance Sheet, with the remaining $9,653 included in non-current Contingent consideration. The contingent consideration liability was recorded at an entity with an Australian dollar functional currency, such that related changes in the exchange rate do not impact net income.

Martin Currie (Holdings) Limited
On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited ("Martin Currie"), an international equity specialist based in the United Kingdom. The acquisition required an initial payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125,000 contract amount), which was funded from existing cash. In addition, a contingent consideration payment may be due March 31, 2018, following the third anniversary of closing, of up to approximately $439,331 (using the foreign exchange rate as of December 31, 2017 for the maximum £325,000 contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics at March 31, 2018, as specified in the share purchase agreement. The agreement also provided for potential first and second anniversary contingent payments as of March 31, 2016 and 2017, respectively, however no such payments were due based on relevant financial metrics.

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

The contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. As of December 31, 2017, the fair value of the contingent consideration liability was $12,960, an increase of $942 from March 31, 2017, which was attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment. The contingent consideration liability was included in current Contingent consideration in the Consolidated Balance Sheet as of December 31, 2017 and March 31, 2017, and recorded at an entity with a British pound functional currency, such that related changes in the exchange rate do not impact net income.

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan with assets held in a separate trustee-administered fund. Plan assets are measured at fair value and comprised of 65% equities (Level 1) and 35% bonds (Level 2) as of March 31, 2017. Assumptions used to determine the expected return on plan assets targets a 60% / 40% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high-quality bond in the local U.K. market and currency. There were no significant concentrations of risk in plan assets as of March 31, 2017. The most recent actuarial valuation was performed as of May 31, 2013, which was updated through the acquisition and at subsequent balance sheet dates through March 31, 2017. Accrual of service credit under the plan ceased on October 3, 2014. Legg Mason uses the corridor approach to account for this plan. Under the corridor approach, actuarial gains and losses on plan assets and liabilities are deferred and reported as Other comprehensive income (loss), unless when the actuarial gains and losses exceed 10% of the greater of the fair value of the plan assets or the plan benefit obligation, the excess is amortized as Compensation and benefits expense over the recovery period of 15 years. During the three and nine months ended December 31, 2017, $123 and $363, respectively, of such previously unrecognized losses were expensed under the corridor approach.

The resulting net benefit obligation, comprised as follows, is included in the December 31, 2017 and March 31, 2017, Consolidated Balance Sheets as Other non-current liabilities:

	December 31, 2017	March 31, 2017
Fair value of plan assets (at 5.4% expected weighted-average long-term return)	$64,225	$59,623
Benefit obligation (at 2.7% discount rate)	(102,354)	(97,137)
Unfunded status (excess of benefit obligation over plan assets)	$(38,129)	$(37,514)

For the three months ended December 31, 2017 and 2016, a net periodic benefit cost of $25 and $28, respectively, and for the nine months ended December 31, 2017 and 2016, a net periodic benefit cost of $76 and $66, respectively, was included in Compensation and benefits expense in the Consolidated Statements of Income. Net actuarial losses of $17,633 and $16,681 were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheets at December 31, 2017 and March 31, 2017, respectively.

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

Other
In December 2015, Martin Currie acquired certain assets of PK Investment Management, LLP ("PK Investments"), a London based equity manager, for an initial cash payment of $4,981. In December 2017, Legg Mason paid all contingent consideration due of $3,242. The cash payments were funded with existing cash resources. The contingent consideration liability as of March 31, 2017 was $2,507. In connection with the acquisition, Legg Mason recognized indefinite-life intangible fund management contracts and goodwill of $6,619 and $827, respectively.

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

As of December 31, 2017, the fair value of the contingent consideration liability was $3,665, a decrease of $1,176 from March 31, 2017. During the three months ended June 30, 2017, a reduction in projected net revenue resulted in a $1,300 reduction in the estimated contingent consideration liability, recorded as a credit to Contingent consideration fair value adjustments in the Consolidated Statement of Income. The reduction was offset in part by an increase of $124 attributable to accretion. The contingent consideration liability was included in current Contingent consideration in the Consolidated Balance Sheet as of December 31, 2017 and non-current Contingent consideration in the Consolidated Balance Sheet as of March 31, 2017.

Financial Guard, LLC
On August 17, 2016, Legg Mason acquired 82% of the equity interests in Financial Guard, LLC ("Financial Guard"), an online registered investment advisor and technology-enabled wealth management and investment advice platform. The acquisition required an initial cash payment, which was funded with existing cash resources, and a potential contingent payment of up to $3,000 based on certain metrics within the first year after the acquisition. No contingent payment was due based on relevant metrics. In connection with the acquisition, Legg Mason recognized certain business assets and goodwill of $11,995. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, of which $2,500 has been paid as of December 31, 2017. As of March 31, 2017, no contingent consideration liability was recorded in the Consolidated Balance Sheet.

Precidian Investments, LLC
On January 22, 2016, Legg Mason acquired a minority equity position in Precidian Investments, LLC ("Precidian"), a firm specializing in creating innovative products and solutions and solving market structure issues, particularly with regard to the ETF marketplace.

The transaction required a cash payment, which was funded from existing cash resources. Under the terms of the transaction, Legg Mason acquired series B preferred units of Precidian that entitle Legg Mason to approximately 20% of the voting and economic interests of Precidian, along with customary preferred equity protections. At its sole option during the 48 months following the initial investment or, if earlier, within nine months of the SEC's approval of Precidian's application to operate its active shares product, Legg Mason may, subject to satisfaction of certain closing conditions and upon payment of further consideration, convert its preferred units to 75% of the common equity of Precidian on a fully diluted basis.

Legg Mason accounts for its investment in Precidian, which is included in Other assets in the Consolidated Balance Sheets as of December 31, 2017 and March 31, 2017, under the equity method of accounting.

Other
In December 2017, Legg Mason completed two small acquisitions, which required initial cash payment of $700, which was funded from existing cash resources, and potential contingent consideration of up to $1,900.

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

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of December 31, 2017
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$289,214	$—	$—	$—	$289,214
Time deposits and other	—	12,317	—	—	12,317
Total cash equivalents	289,214	12,317	—	—	301,531
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	120,329	58,158	—	3,593	182,080
Other(3)	26,717	2,556	—	—	29,273
Trading investments relating to long-term incentive compensation plans(4)	187,473	—	—	103	187,576
Equity method investments relating to long-term incentive compensation plans(5)	—	—	1,431	9,009	10,440
Total current investments(6)	334,519	60,714	1,431	12,705	409,369
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments(6)	—	—	891	15,595	16,486
Seed capital investments in real estate funds	—	—	27,837	—	27,837
Other	—	—	—	12,569	12,569
Investments in partnerships and LLCs:(7)
Seed capital investments	—	—	—	3,287	3,287
Investments related to long-term incentive compensation plans	—	—	9,367	—	9,367
Other	—	102	380	—	482
Derivative assets(7)(8)	7,183	—	—	—	7,183
Other investments(7)	—	—	112	—	112
Total	$630,916	$73,133	$40,018	$44,156	$788,223
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(20,701)	$—	$(20,701)
Derivative liabilities(8)	(2,288)	—	—	—	(2,288)
Total	$(2,288)	$—	$(20,701)	$—	$(22,989)

	As of March 31, 2017
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$403,585	$—	$—	$—	$403,585
Time deposits and other	—	35,835	—	—	35,835
Total cash equivalents	403,585	35,835	—	—	439,420
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	141,025	75,275	—	4,373	220,673
Other(3)	39,177	2,724	—	11	41,912
Trading investments relating to long-term incentive compensation plans(4)	150,576	—	—	327	150,903
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(5)
Seed capital investments	—	2,502	—	—	2,502
Investments related to long-term incentive compensation plans	—	—	1,337	6,292	7,629
Total current investments(6)	330,778	80,501	1,337	11,003	423,619
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments(6)	—	—	752	22,712	23,464
Seed capital investments in real estate funds	—	—	26,909	—	26,909
Other	—	—	1,646	15,617	17,263
Investments in partnerships and LLCs:(7)
Seed capital investments	—	—	—	3,440	3,440
Investments related to long-term incentive compensation plans	—	—	9,315	—	9,315
Other	—	99	1,825	—	1,924
Derivative assets(7)(8)	2,718	—	—	—	2,718
Other investments(7)	—	—	113	—	113
Total	$737,081	$116,435	$41,897	$52,772	$948,185
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(36,810)	$—	$(36,810)
Derivative liabilities(8)	(4,522)	—	—	—	(4,522)
Total	$(4,522)	$—	$(36,810)	$—	$(41,332)

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

(2)
Trading investments of proprietary fund products and other trading investments consist of approximately 77% and 23% equity and debt securities, respectively, as of December 31, 2017, and approximately 79% and 21% equity and debt securities, respectively, as of March 31, 2017.

(3)	Includes $13,696 and $26,854 in noncontrolling interests associated with consolidated seed investment products as of December 31, 2017 and March 31, 2017, respectively.

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

(6)	Excludes $41,548 and $28,300 of seed capital as of December 31, 2017 and March 31, 2017, respectively, which is related to Legg Mason's investments in CIVs. See Note 13.

(7)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(8)	See Note 12.

(9)	See Notes 3 and 9.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had seed capital investments in proprietary fund products, which totaled $271,238 and $305,288, as of December 31, 2017 and March 31, 2017, respectively, which are substantially comprised of investments in 58 funds and 57 funds, respectively, that are individually greater than $1,000, and together comprise over 90% of the total seed capital investments at each period end.

As further discussed in Notes 2, 12, and 13, during the nine months ended December 31, 2017, Legg Mason entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored ETFs for initial aggregate notional amounts totaling $48,639 which resulted in the investment in the two ETFs by these financial intermediaries. Under the terms of the total return swap arrangements, Legg Mason receives all the investment gains and losses on the underlying investments and therefore is required to consolidate each of the sponsored investment funds, which were designated as CIVs.

See Notes 2 and 13 for information regarding the determination of whether investments in proprietary fund products represent VIEs and consolidation.
The net realized and unrealized gain for investment securities classified as trading was $9,382, and $1,617 for the three months ended December 31, 2017 and 2016, respectively, and $32,184, and $26,969 for the nine months ended December 31, 2017 and 2016, respectively.
The net unrealized gains (losses) relating to trading investments still held as of the reporting dates were $5,975 and $(165) for the three months ended December 31, 2017 and 2016, respectively, and $16,115 and $16,991 for the nine months ended December 31, 2017 and 2016, respectively.

The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2017 and 2016, are presented in the tables below:

	Balance as of September 30, 2017	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2017
Assets:
Equity method investments relating to long-term incentive compensation plans	$1,393	$11	$—	$(11)	$—	$38	$1,431
Equity method investments in partnerships and LLCs:
Seed capital investments	851	—	—	—	—	40	891
Seed capital investments in real estate funds	27,382	868	—	(1,139)	—	726	27,837
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	9,367	—	—	—	—	—	9,367
Other proprietary fund products	485	—	—	(105)	—	—	380
Other investments	114	—	—	—	—	(2)	112
	$39,592	$879	$—	$(1,255)	$—	$802	$40,018
Liabilities:
Contingent consideration liabilities	$(21,162)	$(1,900)	n/a	$3,242	n/a	$(881)	$(20,701)
n/a - not applicable

	Balance as of September 30, 2016	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2016
Assets:
Equity method investments relating to long-term incentive compensation plans	$2,653	$20	$—	$(20)	$—	$48	$2,701
Equity method investments in partnerships and LLCs:
Seed capital investments	552	—	—	—	—	39	591
Seed capital investments in real estate funds	25,722	667	—	(197)	—	487	26,679
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	7,501	314	—	—	—	—	7,815
Other proprietary fund products	3,827	—	—	(2,000)	—	541	2,368
Other investments	245	—	—	—	—	(83)	162
	$40,500	$1,001	$—	$(2,217)	$—	$1,032	$40,316
Liabilities:
Contingent consideration liabilities	$(52,053)	$—	n/a	$—	n/a	$16,569	$(35,484)
n/a - not applicable

	Balance as of March 31, 2017	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2017
Assets:
Equity method investments relating to long-term incentive compensation plans	$1,337	$33	$—	$(33)	$—	$94	$1,431
Equity method investments in partnerships and LLCs:
Seed capital investments	752	—	—	—	—	139	891
Seed capital investments in real estate funds	26,909	3,063	—	(3,889)	—	1,754	27,837
Other proprietary fund products	1,646	—	—	(1,646)	—	—	—
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	9,315	52	—	—	—	—	9,367
Other proprietary fund products	1,825	—	—	(1,510)	—	65	380
Other investments	113	—	—	—	—	(1)	112
	$41,897	$3,148	$—	$(7,078)	$—	$2,051	$40,018
Liabilities:
Contingent consideration liabilities	$(36,810)	$(1,900)	n/a	$3,242	n/a	$14,767	$(20,701)
n/a - not applicable

	Balance as of March 31, 2016	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2016
Assets:
Trading investments of seed capital investments in proprietary fund products	$3	$—	$—	$(3)	$—	$—	$—
Equity method investments relating to long-term incentive compensation plans	—	2,979	—	(448)	—	170	2,701
Equity method investments in partnerships and LLCs:
Seed capital investments	627	—	—	—	—	(36)	591
Seed capital investments in real estate funds	—	25,966	—	(636)	—	1,349	26,679
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	7,501	314	—	—	—	—	7,815
Other proprietary fund products	4,807	—	—	(3,000)	—	561	2,368
Other investments	83	—	—	—	—	79	162
	$13,021	$29,259	$—	$(4,087)	$—	$2,123	$40,316
Liabilities:
Contingent consideration liabilities	$(84,585)	$(2,000)	n/a	$6,587	n/a	$44,514	$(35,484)
n/a - not applicable

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other non-operating income (expense), net, in the Consolidated Statements of Income. The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $(79) and $15,448 for the three months ended December 31, 2017 and 2016, respectively, and $16,818, and $44,636 for the nine months ended December 31, 2017 and 2016, respectively.

There were no significant transfers between Level 1 and Level 2 during the three and nine months ended December 31, 2017 and 2016.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of December 31, 2017 and March 31, 2017, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of December 31, 2017
Category of Investment	Investment Strategy	December 31, 2017		March 31, 2017	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$11,024	(1)	$18,537	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	9,760		10,107	$20,000	n/a
Private equity funds	Long/short equity	14,231	(2)	17,612	6,589	Up to 11 years
Equity method	Long/short fixed income	9,009		6,292	n/a	n/a
Other	Various	132		224	n/a	Various (3)
Total		$44,156		$52,772	$26,589
n/a - not applicable

(1)	Liquidation restrictions: 1% daily redemption, 20% monthly redemption, 11% quarterly redemption, and 68% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 34% has a remaining term of less than one year and 66% has a remaining term of 14 years.

There are no current plans to sell any of these investments held as of December 31, 2017.

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

	December 31, 2017	March 31, 2017
Equipment	$166,852	$159,102
Software	319,249	304,943
Leasehold improvements	207,704	204,551
Total cost	693,805	668,596
Less: accumulated depreciation and amortization	(544,946)	(508,934)
Fixed assets, net	$148,859	$159,662

Depreciation and amortization expense related to fixed assets was $11,846 and $13,021 for the three months ended December 31, 2017 and 2016, respectively, and $36,059 and $41,388 for the nine months ended December 31, 2017 and 2016, respectively. The expense includes accelerated depreciation and amortization of $2,688 for the nine months ended December 31, 2016, primarily related to space vacated in connection with the restructuring of Permal for the combination with EnTrust.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	December 31, 2017	March 31, 2017
Amortizable intangible asset management contracts and other
Cost	$376,872	$408,025
Accumulated amortization	(211,944)	(194,371)
Net	164,928	213,654
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	505,200
EnTrustPermal fund management contracts	401,404	596,404
Other fund management contracts	554,700	542,908
Trade names	68,302	69,863
	3,635,957	3,820,726
Intangible assets, net	$3,800,885	$4,034,380

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

Indefinite-life Intangible Assets and Goodwill
Legg Mason completed its annual impairment testing process of goodwill and indefinite-life intangible assets as of December 31, 2017, and determined that the carrying value of the EnTrustPermal indefinite-life fund management contracts intangible asset exceeded its fair value, which resulted in an impairment of $195,000. The impairment charge was primarily the result of net client outflows from legacy high net worth fund products, including transfers of client funds from such products into EnTrustPermal separate accounts, and the related decline in revenues. Management estimated the fair value of this asset based upon a discounted cash flow analysis using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected revenue growth rates and discount rates. Base revenues related to the EnTrustPermal fund contracts were assumed to have annual growth (contraction) rates ranging from (13)% to 6% (average: 5%), and the projected cash flows from the EnTrustPermal fund contracts were discounted at 15%.

Projected revenue growth rates for this asset are most dependent on client AUM flows, market conditions, and product investment performance. Discount rates are also influenced by market conditions, as well as interest rates and other factors. Decreases in the projected revenue growth rates and/or increases in the discount rate could result in lower fair value measurements and potential additional impairments in the EnTrustPermal indefinite-life fund management contracts intangible asset, which could be significant.

There were no other impairments to indefinite-life intangible assets or goodwill as of December 31, 2017.

As a result of uncertainty regarding future market conditions and economic results, assessing the fair value of the reporting unit and intangible assets requires significant judgment.

As of December 31, 2017, the assessed fair value of the EnTrustPermal trade name indefinite-life intangible asset exceeded the carrying value of $28,500 by 1%. Should market performance and/or AUM levels of EnTrustPermal decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that this asset could become impaired, and the impairment could be a material amount.

As of December 31, 2017, the assessed fair value of the RARE Infrastructure indefinite-life fund management contracts intangible asset exceeded the carrying value of $132,780 by approximately 3% and the assessed fair value of the RARE Infrastructure trade name indefinite-life intangible asset exceeded the carrying value of $3,054 by approximately 19%. Should market performance and/or the related AUM levels decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that either of these assets could become impaired, and the impairment could be a material amount.

As of December 31, 2017, the assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management acquisition exceeds the carrying value by a material amount.

As a result of AUM losses and other factors during the three months ended June 30, 2017, Legg Mason tested the RARE Infrastructure indefinite-life fund management contracts intangible asset and trade name indefinite-life intangible asset for impairment during the three months ended June 30, 2017. The assessed fair value of the RARE Infrastructure indefinite-life fund management contracts intangible asset exceeded the carrying value as of June 30, 2017 by 7% and therefore was not impaired. The carrying value of the trade name exceeded its fair value of $3,054, which resulted in an impairment charge of $2,000. Management estimated the fair value of the RARE Infrastructure trade name as of June 30, 2017 based upon a relief from royalty approach and a discounted cash flow method using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected annual revenue growth rates of 5% to 18% (average: 8%), a royalty rate of 1.0%, and a discount rate of 16.5%.

Projected revenue and AUM growth rates are most dependent on client AUM flows, market conditions, and product investment performance. Discount rates are also influenced by market conditions, as well as interest rates and other factors. Decreases in projected revenue or AUM growth rates and/or increases in the discount rate could result in lower fair value measurements and potential additional impairments in the RARE Infrastructure trade name intangible asset.

Legg Mason's annual impairment testing process in the prior fiscal year determined that the carrying value of the Permal trade name indefinite-life asset exceeded its fair value of $21,100, which resulted in an impairment charge of $17,000. The impairment charge was primarily the result of a decrease in revenues and a reduction in the royalty rate, reflecting a decline in the value of the Permal trade name due to a change in branding and decline in the use of the separate Permal name following the combination with EnTrust. Management estimated the fair value of the Permal trade name based upon a discounted cash flow analysis using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected annual revenue growth rates of 3% to 9% (average: 7%), a royalty rate of 1.5% and a discount rate of 16.0%.

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2017	$3,086,789	$(1,161,900)	$1,924,889
Impact of excess tax basis amortization	(15,610)	—	(15,610)
Changes in foreign exchange rates and other	16,371	—	16,371
Balance as of December 31, 2017	$3,087,550	$(1,161,900)	$1,925,650

Amortizable Intangible Asset Management Contracts and Other
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

Projected revenue, AUM growth rates and client attrition are most dependent on client AUM flows, market conditions, and product investment performance. Discount rates are also influenced by market conditions, as well as interest rates and other factors. Decreases in projected revenue or AUM growth rates and/or increases in the discount rate could result in lower fair value measurements and potential additional impairments in the RARE Infrastructure separate account contracts amortizable asset.

There were no other impairments to amortizable management contract intangible assets during the nine months ended December 31, 2017.

As of December 31, 2017, the cumulative undiscounted cash flows related to the EnTrust separate account contracts amortizable asset exceeded the amortized carrying value of $51,854 by 4%. Should cash flow projections deviate from current projections due to client attrition and the related reduction in revenues and/or market performance, it is reasonably possible that this asset could be deemed to be impaired by a material amount.

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

As of December 31, 2017, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 7.2 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Remaining fiscal 2018	$6,252
2019	25,008
2020	24,230
2021	24,126
2022	23,889
Thereafter	61,423
Total	$164,928

7. Short-Term Borrowings and Long-Term Debt

Short-term borrowings
On December 29, 2015, Legg Mason entered into an unsecured credit agreement (as amended from time to time, the "Credit Agreement") which provided for a $1,000,000 revolving credit facility. The Credit Agreement was amended on March 31, 2017 to reduce the amount available for borrowing under the revolving credit facility to $500,000. On June 2, 2017, the Credit Agreement was further amended to include Legg Mason, Inc. (the parent entity) among the entities permitted to incur liens to secure obligations, including those related to cash collateral provisions for hedging agreements, in an aggregate amount not to exceed $200,000 at any one time. Prior to this amendment, only certain subsidiaries of Legg Mason were permitted to incur such liens and the cash collateral provided by Legg Mason, Inc. (the parent entity) in connection with certain of its hedging agreements was considered a lien on assets for purposes of the lien covenant. As a result, Legg Mason was not in compliance with the terms of the Credit Agreement at all times. The amendment provides for a waiver of any defaults under the Credit Agreement that may have arisen prior to the date of the amendment resulting from the provision of such cash collateral.

As further discussed in Note 10, on December 22, 2017, Legg Mason borrowed $225,500 under the Credit Agreement, which remained outstanding as of December 31, 2017, to purchase 5,568 shares of Legg Mason common stock from Shanda Asset Management Investment Limited ("Shanda"). As of December 31, 2017, the effective interest rate on these borrowings was 2.8%. Legg Mason had no outstanding borrowings under the Credit Agreement as of March 31, 2017.

Interest Rate Swap - Credit Agreement
On April 29, 2016, Legg Mason entered into a forward starting, amortizing interest rate swap agreement with a financial intermediary, which was designated as a cash flow hedge. The interest rate swap was used to convert then outstanding borrowings under the Credit Agreement from floating rate to fixed rate debt. Under the terms of the interest rate swap agreement, Legg Mason paid a fixed interest rate of 2.3% on a notional amount of $500,000. The swap had a 4.67-year term, with scheduled reductions in notional amount and was to expire on December 29, 2020. In August 2016, in connection with the repayment of the outstanding borrowings under the revolving credit facility, the interest rate swap was terminated for a cash payment of $3,662. As a result, Legg Mason reclassified a loss of $2,249 (net of deferred income taxes of $1,413), representing the fair value of the cash flow hedge, from Accumulated other comprehensive loss, net, to Other non-operating income (expense), net.

Prior to its termination in August 2016, the swap settled monthly and during the nine months ended December 31, 2016, $764 was reclassified from Accumulated other comprehensive loss, net, to Interest expense. Until the swap was terminated, the original terms and conditions of the hedged instruments were unchanged and the swap was an effective cash flow hedge.

Long-term debt
Long-term debt, net, consists of the following:

	December 31, 2017					March 31, 2017
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Unamortized Debt Issuance Costs	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$251,975	$(2,706)	$168	$563	$250,000	$252,980
3.95% Senior Notes due July 2024	248,443	—	298	1,259	250,000	248,265
4.75% Senior Notes due March 2026	447,078	—	—	2,922	450,000	446,812
5.625% Senior Notes due January 2044	547,920	—	(3,182)	5,262	550,000	547,861
6.375% Junior Notes due March 2056	242,207	—	—	7,793	250,000	242,054
5.45% Junior Notes due September 2056	484,201	—	—	15,799	500,000	483,895
Total	$2,221,824	$(2,706)	$(2,716)	$33,598	$2,250,000	$2,221,867

As of December 31, 2017, $250,000 of Legg Mason's long-term debt matures in fiscal 2020, and $2,000,000 matures after fiscal 2022.

At December 31, 2017, the estimated fair value of Long-term debt was approximately $2,384,090. The fair value of debt was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

Interest Rate Swap - 2.7% Senior Notes due July 2019
On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap was used to effectively convert the 2.7% Senior Notes due July 2019 from fixed rate debt to floating rate debt and had identical terms as the underlying debt being hedged. The related hedging gains and losses offset one another and resulted in no net income or loss impact. The swap had a five-year term, and was scheduled to mature on July 15, 2019. On April 21, 2016, the fair value hedge swap was terminated for a cash receipt of $6,500, and the related fair value hedge adjustment is being amortized as Interest expense over the remaining life of the debt. During each of the three months ended December 31, 2017 and 2016, $451 was amortized and recorded as Interest expense in the Consolidated Statements of Income, and during each of the nine months ended December 31, 2017 and 2016, $1,353 was amortized and recorded as Interest expense in the Consolidated Statements of Income. Until the swap was terminated on April 21, 2016, the original terms and conditions of the hedged instruments were unchanged and the swap was an effective fair value hedge.

8.  Stock-Based Compensation

See Note 2 regarding updated stock-based compensation accounting guidance effective April 1, 2017.

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Effective August 1, 2017, Legg Mason's stockholders approved a new equity incentive plan, under which a total of 6,500 shares, plus shares remaining under the prior plan, are available for issuance. Shares available for issuance under the equity incentive stock plan as of December 31, 2017, were 8,269. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to 10 years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense for the three and nine months ended December 31, 2017 and 2016, were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Stock options	$1,656	$2,084	$5,801	$6,368
Restricted stock and restricted stock units	11,853	12,509	41,941	39,823
Employee stock purchase plan	109	110	502	527
Affiliate management equity plans	776	818	2,328	21,134
Non-employee director awards	200	—	1,275	1,150
Performance share units	870	1,032	3,134	2,901
Employee stock trust	7	6	21	19
Total stock-based compensation expense	$15,471	$16,559	$55,002	$71,922

Stock Options
Stock option transactions under Legg Mason's equity incentive plans during the nine months ended December 31, 2017 and 2016, are summarized below:

	Nine Months Ended December 31,
	2017		2016
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,593	$38.15	4,506	$38.48
Granted	421	37.64	753	31.31
Exercised	(378)	29.45	(128)	27.80
Canceled/forfeited	(102)	47.07	(333)	36.62
Options outstanding at December 31	4,534	$38.63	4,798	$37.77

At December 31, 2017, options were exercisable for 2,977 shares with a weighted-average exercise price of $37.43 and a weighted average remaining contractual life of 3.8 years. Unamortized compensation cost related to unvested options for 1,557 shares at December 31, 2017, was $9,064, which is expected to be recognized over a weighted-average period of 1.3 years.

The weighted-average fair value of service-based stock options granted during the nine months ended December 31, 2017 and 2016, using the Black-Scholes option pricing model was $8.33 and $7.78, per share, respectively.

The following weighted-average assumptions were used in the model for grants in the nine months ended December 31, 2017 and 2016:

	Nine Months Ended December 31,
	2017	2016
Expected dividend yield	1.70%	1.45%
Risk-free interest rate	1.89%	1.25%
Expected volatility	26.79%	30.95%
Expected life (in years)	5.09	5.02

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

Restricted Stock
Restricted stock and restricted stock unit transactions during the nine months ended December 31, 2017 and 2016, are summarized below:

	Nine Months Ended December 31,
	2017		2016
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,321	$38.92	3,058	$43.34
Granted	1,459	37.67	1,656	31.26
Vested	(1,361)	39.75	(1,225)	39.18
Canceled/forfeited	(66)	38.19	(103)	43.30
Unvested shares at December 31	3,353	$38.05	3,386	$38.91

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at December 31, 2017, of $84,738 is expected to be recognized over a weighted-average period of 1.7 years.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, as further discussed in Note 3, Legg Mason implemented a management equity plan for the management team of Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. The initial grant under the plan vested immediately and the related grant-date fair value of $15,200, determined by independent valuation, was recognized as Compensation and benefits expense in the Consolidated Statement of Income and reflected in the Consolidated Balance Sheet as Redeemable noncontrolling interest during the three months ended June 30, 2016. As of December 31, 2017, the estimated aggregate redemption amount of units under the plan, as if they were currently redeemable, was $16,200.

Effective March 1, 2016, Legg Mason executed agreements with the management of its existing wholly-owned subsidiary, Royce, regarding employment arrangements with Royce management, revised revenue sharing, and the implementation of a management equity plan for Royce's key employees. Under the management equity plan, minority equity interests equivalent to a 19% interest in the Royce entity have been issued to its management team. These interests allow the holders to receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses. As of December 31, 2017, the estimated aggregate redemption amount of units under the plan, as if they were currently redeemable, was $27,661.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $776 and $818 for the three months ended December 31, 2017 and 2016, respectively, and $2,328 and $2,453 for the nine months ended December 31, 2017 and 2016, respectively. This arrangement provides that one-half of the cost will be absorbed by the ClearBridge incentive pool. As of December 31, 2017, the estimated aggregate redemption amount of vested units under the ClearBridge plan, as if they were currently redeemable, was approximately $25,800.

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

Other
As of December 31, 2017 and 2016, non-employee directors held 80 and 66 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above.

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

As of December 31, 2017, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining fiscal 2018	$36,705
2019	124,230
2020	108,279
2021	95,599
2022	92,269
Thereafter	199,086
Total(1)	$656,168
(1) Includes $572,801 in real estate and equipment leases and $83,367 in service and maintenance agreements.

The minimum rental commitments shown above have not been reduced by $116,377 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of December 31, 2017 and March 31, 2017, was $25,877 and $28,821, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, dependent on the commercial real estate market at such time.

The minimum rental commitments shown above also include $7,167 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $4,876 and $10,867 as of December 31, 2017 and March 31, 2017, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

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

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2016	$52,240
Accrued charges for vacated and subleased space (1) (2)	9,454
Payments, net	(16,531)
Adjustments and other	(5,475)
Balance as of March 31, 2017	39,688
Payments, net	(10,850)
Adjustments and other	1,915
Balance as of December 31, 2017	$30,753

(1)	Included in Occupancy expense in the Consolidated Statements of Income

(2)	Includes $9,069 related to the restructuring of Permal for the combination with EnTrust

As of December 31, 2017, Legg Mason had commitments to invest $37,132 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2029. Also, in connection with the acquisition of Clarion Partners, Legg Mason committed to provide $100,000 of seed capital to Clarion Partners products after the second anniversary of the transaction closing. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, of which $2,500 has been paid as of December 31, 2017.

As of December 31, 2017, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining contingent consideration and changes in the contingent consideration liability for each of Legg Mason's recent acquisitions. See Note 3 for additional details regarding each significant acquisition.

	RARE Infrastructure	Martin Currie	QS Investors	Other(2)	Total
Acquisition Date	October 21, 2015	October 1, 2014	May 30, 2014	Various
Maximum Remaining Contingent Consideration(1)	$82,792	$439,331	$23,400	$1,900	$547,423
Contingent Consideration Liability
Balance as of March 31, 2016	$27,145	$41,222	$13,749	$2,469	$84,585
Initial purchase accounting accrual	—	—	—	2,000	2,000
Payment	—	—	(6,587)	—	(6,587)
Fair value adjustments	(10,000)	(25,000)	(2,500)	(2,000)	(39,500)
Foreign exchange and accretion	299	(4,204)	179	38	(3,688)
Balance as of March 31, 2017	17,444	12,018	4,841	2,507	36,810
Initial purchase accounting accrual	—	—	—	1,900	1,900
Payment	—	—	—	(3,242)	(3,242)
Fair value adjustments	(15,250)	—	(1,300)	739	(15,811)
Foreign exchange and accretion	(18)	942	124	(4)	1,044
Balance as of December 31, 2017	$2,176	$12,960	$3,665	$1,900	$20,701
Balance Sheet Classification
Current Contingent consideration	$—	$12,960	$3,665	$—	$16,625
Non-current Contingent consideration	2,176	—	—	1,900	4,076
Balance as of December 31, 2017	$2,176	$12,960	$3,665	$1,900	$20,701

(1)	Using the applicable exchange rate as of December 31, 2017, for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to two small acquisitions completed in December 2017 and the acquisition of PK Investments on December 31, 2015.

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

In management's opinion, an adequate accrual has been made as of December 31, 2017, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

As further described in Note 3, Legg Mason may be obligated to settle noncontrolling interests related to certain affiliates. As of December 31, 2017, affiliate noncontrolling interests, excluding amounts related to management equity plans, aggregated $583,442. In addition, as of December 31, 2017, the estimated redemption value for units under affiliate management equity plans aggregated $69,661. See Notes 8 and 11 for additional information regarding affiliate management equity plans and noncontrolling interests, respectively.

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

As previously discussed, on December 22, 2017, Legg Mason purchased and retired 5,568 shares of Legg Mason common stock from Shanda for an aggregate purchase price of $225,490. Legg Mason's Board of Directors approved the purchase of these shares, utilizing the remaining $169,019 of Legg Mason common stock previously authorized for purchase and authorizing the purchase of an additional $56,471 of Legg Mason common stock to complete the transaction. As of December 31, 2017, further purchases of Legg Mason common stock have not been authorized.

In addition, during the three and nine months ended December 31, 2017, Legg Mason purchased and retired 1,920 and 6,636 shares of its common stock, respectively, for $74,000 and $253,649, respectively, through open market purchases. During the nine months ended December 31, 2017, Legg Mason retired 344 shares of its common stock for $13,074 under net share settlements of deferred compensation award vesting. Total retired shares, including those purchased from Shanda, reduced weighted-average shares outstanding by 6,606 and 3,922 for the three and nine months ended December 31, 2017, respectively.

During the three and nine months ended December 31, 2016, Legg Mason purchased and retired 2,946 and 9,117 shares of its common stock, respectively, for $90,001 and $291,674, respectively, through open market purchases, and retired 2 and 363 shares of its common stock, respectively, for $43 and $11,845, respectively, under net share settlements of deferred compensation award vesting. Total retired shares reduced weighted-average shares outstanding by 7,640 and 4,931 for the three and nine months ended December 31, 2016, respectively.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Basic weighted-average shares outstanding for EPS	90,377	99,403	92,770	101,897
Potential common shares:
Dilutive employee stock options	456	165	429	205
Diluted weighted-average shares outstanding for EPS	90,833	99,568	93,199	102,102

Net Income Attributable to Legg Mason, Inc.	$149,222	$51,439	$275,806	$151,332
Less: Earnings (distributed and undistributed) allocated to participating securities	5,347	$1,706	9,639	4,874
Net Income (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$143,875	$49,733	$266,167	$146,458

Net Income per share Attributable to Legg Mason, Inc. Shareholders
Basic	$1.59	$0.50	$2.87	$1.44
Diluted	1.58	$0.50	2.86	1.43

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 3,357 and 3,404 for the three months ended December 31, 2017 and 2016, respectively, and 3,322 and 3,329, for the nine months ended December 31, 2017 and 2016, respectively.

The diluted EPS calculations for the nine months ended December 31, 2017 and the three and nine months ended December 31, 2016, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of convertible notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive. The warrants expired unexercised in July 2017.
Options to purchase 1,980 and 3,993 shares for the three months ended December 31, 2017 and 2016, respectively, and 2,224 and 3,506 shares for the nine months ended December 31, 2017 and 2016, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive.

Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met. Unvested restricted shares for the three and nine months ended December 31, 2017 and 2016, were antidilutive and, therefore, do not further impact diluted EPS.

11. Noncontrolling Interests

Net income attributable to noncontrolling interests for the three and nine months ended December 31, included the following amounts:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net income attributable to redeemable noncontrolling interests	$17,228	$11,063	$37,514	$39,335
Net income attributable to nonredeemable noncontrolling interests	2,096	2,025	6,387	5,732
Total	$19,324	$13,088	$43,901	$45,067

Total redeemable and nonredeemable noncontrolling interests for the nine months ended December 31, 2017 and 2016, included the following amounts:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2017	$58,470	$591,254	$28,048	$677,772	$27,798
Net income attributable to noncontrolling interests	7,923	29,591	—	37,514	6,387
Net subscriptions (redemptions) and other	47,401	(2,693)	—	44,708	—
Distributions	—	(36,953)	—	(36,953)	(6,524)
Foreign exchange	—	1,500	—	1,500	—
Vesting/change in estimated redemption value	—	743	2,422	3,165	—
Balance as of December 31, 2017	$113,794	$583,442	$30,470	$727,706	$27,661

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2016	$94,136	$68,922	$12,727	$175,785	$22,202
Net income attributable to noncontrolling interests	8,153	31,182	—	39,335	5,732
Net subscriptions (redemptions) and other(3)	(20,914)	2,604	—	(18,310)	—
Distributions	—	(18,797)	—	(18,797)	(4,555)
Grants (settlements), net	—	—	6,120	6,120	—
Business acquisitions	—	510,500	—	510,500	—
Foreign exchange	—	(4,094)	—	(4,094)	—
Vesting/change in estimated redemption value	—	—	6,261	6,261	—
Balance as of December 31, 2016	$81,375	$590,317	$25,108	$696,800	$23,379
(1) Principally related to VIE and seeded investment products.
(2) Related to Royce management equity plan.
(3) Includes the impact related to the adoption of updated consolidation accounting guidance.

Redeemable noncontrolling interests by affiliate (exclusive of management equity plans) for the nine months ended December 31, 2017 and 2016, included the following amounts:

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2017	$404,852	$113,173	$68,747	$4,482	$591,254
Net income attributable to noncontrolling interests	17,014	9,725	2,948	(96)	29,591
Redemptions	—	—	—	(2,693)	(2,693)
Distributions	(23,759)	(9,462)	(3,597)	(135)	(36,953)
Foreign exchange	—	—	1,500	—	1,500
Change in estimated redemption value	—	743	—	—	743
Balance as of December 31, 2017	$398,107	$114,179	$69,598	$1,558	$583,442

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2016	$—	$—	$67,155	$1,767	$68,922
Net income attributable to noncontrolling interests	17,099	8,839	4,731	513	31,182
Subscriptions	—	—	—	2,604	2,604
Distributions	(12,855)	(2,733)	(2,703)	(506)	(18,797)
Business acquisitions	403,200	105,300	—	2,000	510,500
Foreign exchange	—	—	(4,094)	—	(4,094)
Balance as of December 31, 2016	$407,444	$111,406	$65,089	$6,378	$590,317

12. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Australian dollar, Singapore dollar, Japanese yen, and euro. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded in the Consolidated Balance Sheets as of December 31, 2017 and March 31, 2017, were $7,183 and $2,718, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of December 31, 2017 and March 31, 2017, were $2,288 and $4,522, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments.

During the nine months ended December 31, 2017, Legg Mason entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored ETFs, which resulted in investments by each of the financial intermediaries in the respective ETF. Under the terms of each of the total return swap arrangements, Legg Mason receives the related investment gains and losses on the underlying shares of the ETF and pays a floating rate on the value of the underlying shares. Each of the total return swap arrangements allows either party to terminate all or part of the arrangement and provides for automatic termination upon occurrence of certain events. Each financial intermediary counterparty may hedge its total return swap position through an investment in the ETF and the financial intermediaries purchased interests in the respective Legg Mason ETF on the date of the transactions.

The terms of the total return swap arrangements, aggregate counterparty investment in the related ETF on the date of each transaction, and the aggregate notional amount as of December 31, 2017, are as follows:

Transaction Date	Expiration Date	Aggregate Counterparty Initial Investment in ETF	Floating Rate	Aggregate Notional Amount as of December 31, 2017
October 10, 2017	April 2018	$5,290	Three-month LIBOR plus 1.6%	$5,314
July 26, 2017	July 2018	23,096	Three-month LIBOR plus 1.6%	23,584
June 6, 2017	June 2018	20,253	Three-month LIBOR plus 1.35%	22,168
		$48,639		$51,066

In connection with these arrangements, Legg Mason executed futures contracts with notional amounts totaling $58,417 to partially hedge the gains and losses recognized on the total return swaps.

As further discussed in Note 7, in April 2016, Legg Mason executed a 4.67-year, amortizing interest rate swap, which was terminated in August 2016. Also, in April 2016, Legg Mason terminated another previously existing interest rate swap.

With the exception of the two interest rate swap contracts discussed in Note 7, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended December 31, 2017, March 31, 2017, or December 31, 2016. In addition to the total return swap arrangements and the related futures contracts discussed above, as of December 31, 2017, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $260,788, and open futures contracts relating to seed capital investments with aggregate notional amounts totaling $136,066. With the exception of the total return swap arrangements and related futures contracts, these amounts are representative of the level of non-hedge designation derivative activity throughout the nine months ended December 31, 2017 and 2016. As of December 31, 2017, the weighted-average remaining contract terms for currency forward contracts and futures contracts relating to seed capital investments were four and three months, respectively.

The following table presents the derivative assets and related offsets, if any, as of December 31, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of December 31, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$7,617	$(1,884)	$5,733	$—	$—	$5,733
Total return swaps	—	—	—	1,450	3,003	4,453
Total derivative instruments not designated as hedging instruments	$7,617	$(1,884)	$5,733	$1,450	$3,003	$10,186

The following table presents the derivative liabilities and related offsets, if any, as of December 31, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of December 31, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(360)	$191	$(169)	$—	$—	$(169)
Futures contracts relating to:
Seed capital investments	—	—	—	(1,633)	6,356	4,723
Total return swaps	—	—	—	(410)	2,380	1,970
Total futures contracts	—	—	—	(2,043)	8,736	6,693
Total return swaps	—	—	—	(76)	1,769	1,693
Total derivative instruments not designated as hedging instruments	$(360)	$191	$(169)	$(2,119)	$10,505	$8,217

The following table presents the derivative assets and related offsets, if any, as of March 31, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$3,470	$(928)	$2,542	$—	$—	$2,542
Futures contracts relating to seed capital investments	—	—	—	176	2,878	3,054
Total derivative instruments not designated as hedging instruments	$3,470	$(928)	$2,542	$176	$2,878	$5,596

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(3,641)	$751	$(2,890)	$—	$—	$(2,890)
Futures contracts relating to seed capital investments	—	—	—	(1,632)	4,155	2,523
Total derivative instruments not designated as hedging instruments	$(3,641)	$751	$(2,890)	$(1,632)	$4,155	$(367)

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

		Three Months Ended December 31,
		2017		2016
	Income Statement Classification	Gains	Losses	Gains	Losses

Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$2,005	$(1,146)	$1,368	$(6,199)
Seed capital investments	Other non-operating income (expense)	624	(518)	1,932	(837)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	33	(6,864)	1,965	(3,514)
Total return swaps	Other non-operating income (expense)	—	(3,478)	—	—
Total return swaps	Other non-operating income (expense)	1,796	(11)	—	—

Total gain (loss) from derivatives not designated as hedging instruments		$4,458	$(12,017)	$5,265	$(10,550)

		Nine Months Ended December 31,
		2017		2016
	Income Statement Classification	Gains	Losses	Gains	Losses

Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$10,980	$(4,917)	$11,148	$(13,085)
Seed capital investments	Other non-operating income (expense)	251	(1,868)	2,943	(1,752)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	72	(18,082)	2,676	(11,184)
Total return swaps	Other non-operating income (expense)	89	(5,274)	—	—
Total return swap	Other non-operating income (expense)	2,562	—	—	—

Total gain (loss) from derivatives not designated as hedging instruments		13,954	(30,141)	16,767	(26,021)
Derivative designated as a cash flow hedge (See Note 7)
Interest rate swap (termination)	Other non-operating income (expense)	—	—	—	(3,662)
Interest rate swap	Interest expense	—	—	—	(764)
Total		$13,954	$(30,141)	$16,767	$(30,447)

13. Variable Interest Entities and Consolidated Investment Vehicles

In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated as CIVs. As presented in the table below, as of December 31, 2017, March 31, 2017, and December 31, 2016, Legg Mason concluded it was the primary beneficiary of certain VIEs because it held significant financial interests in the funds. In addition, during the nine months ended December 31, 2017, Legg Mason entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored exchange traded funds ("ETFs"). Under the terms of the total return swaps, Legg Mason absorbs all gains and losses on the underlying ETF investments of these financial intermediaries, and therefore has variable interests in each of the two ETFs, and is deemed to be the primary beneficiary of each ETF. Because it was determined to be the primary beneficiary of these VIEs, Legg Mason consolidated and designated the following funds as CIVs in the Consolidated Balance Sheets as of December 31, 2017, March 31, 2017, and December 31, 2016:

	December 31, 2017		March 31, 2017		December 31, 2016
	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)
Sponsored investment funds	2	$16,537	2	$16,424	2	$15,807
Foreign mutual funds	3	10,114	3	7,964	4	12,397
Employee-owned funds	2	7,107	1	3,912	1	3,575
ETFs(2)	2	7,790	n/a	—	n/a	—
Total		$41,548		$28,300		$31,779
n/a - not applicable
(1) Represents Legg Mason's maximum risk of loss, excluding uncollected advisory fees.

(2)
Under the total return swap arrangements, Legg Mason receives the related investment gains and losses on notional amounts totaling $51,066. See Note 12 for additional information regarding total return swaps.

The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

Legg Mason also consolidates certain VRE products with seed capital investments where Legg Mason maintains a controlling financial interest in the product.

See Notes 2 and 4 for additional information regarding VIEs, VREs, and the consolidation of investment products.

The following tables reflect the impact of CIVs and other consolidated sponsored investment products in the Consolidated Balance Sheets as of December 31, 2017 and March 31, 2017 and the Consolidated Statements of Income for the three and nine months ended December 31, 2017 and 2016:
Consolidating Balance Sheets

	December 31, 2017				March 31, 2017
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Current Assets	$1,740,655	$146,657	$(38,554)	$1,848,758	$1,749,959	$77,406	$(25,618)	$1,801,747
Non-current assets	6,220,230	9,172	(2,994)	6,226,408	6,481,376	9,987	(2,695)	6,488,668
Total Assets	$7,960,885	$155,829	$(41,548)	$8,075,166	$8,231,335	$87,393	$(28,313)	$8,290,415
Current Liabilities	$932,101	$487	$—	$932,588	$808,664	$736	$(13)	$809,387
Non-current liabilities	2,581,380	—	—	2,581,380	2,792,084	—	—	2,792,084
Total Liabilities	3,513,481	487	—	3,513,968	3,600,748	736	(13)	3,601,471
Redeemable Non-controlling interests	613,912	13,696	100,098	727,706	619,302	26,853	31,617	677,772
Total Stockholders’ Equity	3,833,492	141,646	(141,646)	3,833,492	4,011,285	59,804	(59,917)	4,011,172
Total Liabilities and Equity	$7,960,885	$155,829	$(41,548)	$8,075,166	$8,231,335	$87,393	$(28,313)	$8,290,415

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Consolidating Statements of Income

	Three Months Ended
	December 31, 2017				December 31, 2016
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$793,373	$—	$(283)	$793,090	$715,601	$—	$(360)	$715,241
Total Operating Expenses	819,984	555	(116)	820,423	604,075	383	(383)	604,075
Operating Income (Loss)	(26,611)	(555)	(167)	(27,333)	111,526	(383)	23	111,166
Total Non-Operating Income (Expense)	(19,970)	7,940	(1,487)	(13,517)	(20,545)	793	(446)	(20,198)
Income (Loss) Before Income Tax Provision (Benefit)	(46,581)	7,385	(1,654)	(40,850)	90,981	410	(423)	90,968
Income tax provision (benefit)	(209,396)	—	—	(209,396)	26,441	—	—	26,441
Net Income	162,815	7,385	(1,654)	168,546	64,540	410	(423)	64,527
Less: Net income (loss) attributable to noncontrolling interests	13,593	(285)	6,016	19,324	13,101	(4)	(9)	13,088
Net Income Attributable to Legg Mason, Inc.	$149,222	$7,670	$(7,670)	$149,222	$51,439	$414	$(414)	$51,439

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

	Nine Months Ended
	December 31, 2017				December 31, 2016
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$2,355,620	$—	$(350)	$2,355,270	$2,164,162	$—	$(386)	$2,163,776
Total Operating Expenses	2,130,412	749	(182)	2,130,979	1,851,199	606	(383)	1,851,422
Operating Income (Loss)	225,208	(749)	(168)	224,291	312,963	(606)	(3)	312,354
Total Non-Operating Income (Expense)	(55,892)	11,310	(2,470)	(47,052)	(53,063)	10,444	(1,682)	(44,301)
Income Before Income Tax Provision (Benefit)	169,316	10,561	(2,638)	177,239	259,900	9,838	(1,685)	268,053
Income tax provision (benefit)	(142,468)	—	—	(142,468)	71,654	—	—	71,654
Net Income	311,784	10,561	(2,638)	319,707	188,246	9,838	(1,685)	196,399
Less: Net income (loss) attributable to noncontrolling interests	35,978	(5)	7,928	43,901	36,914	552	7,601	45,067
Net Income Attributable to Legg Mason, Inc.	$275,806	$10,566	$(10,566)	$275,806	$151,332	$9,286	$(9,286)	$151,332
(1)    Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Non-Operating Income (Expense) includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

As of December 31, 2017 and March 31, 2017, financial assets of CIVs carried at fair value totaling $114,807 and $33,991, respectively, were valued using Level 1 inputs, and totaling $21,106 and $24,734, respectively, were valued using NAV as a practical expedient. Legg Mason had no financial liabilities of CIVs carried at fair value as of December 31, 2017 or March 31, 2017.

There were no transfers between Level 1 and Level 2 during either of the three and nine months ended December 31, 2017 and 2016.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of December 31, 2017 and March 31, 2017, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of December 31, 2017
Category of Investment	Investment Strategy	December 31, 2017		March 31, 2017	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$21,106	(1)	$24,734	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 5% daily redemption; 8% monthly redemption; 49% quarterly redemption; and 38% are subject to three to five-year lock-up or side pocket provisions.

As of December 31, 2017 and March 31, 2017, for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of December 31, 2017		As of March 31, 2017
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
Real Estate Investment Trusts	$12,361	$14,099	$11,660	$15,763
Other investment funds	29,239	47,737	47,063	73,710
Total	$41,600	$61,836	$58,723	$89,473

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $30,508,623 and $26,735,285 as of December 31, 2017 and March 31, 2017, respectively.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of global financial markets. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates, and changes in currency exchange rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in the attraction and retention of clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share, including, in particular, passive products, and corresponding flows out of products in which we do have market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, and in Item 1A. herein.

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

Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2017, was $149.2 million, or $1.58 per diluted share, as compared to $51.4 million, or $0.50 per diluted share for the three months ended December 31, 2016. The increase in Net Income Attributable to Legg Mason, Inc. was largely the result of a $213.7 million, or $2.27 per diluted share, one-time, net non-cash provisional tax benefit related to H.R. 1 "An Act to Provide for the Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (the "Tax Law"), which became enacted law on December 22, 2017. This increase was offset in part by a non-cash impairment charge of $195.0 million, or $1.62 per diluted share, related to intangible assets at EnTrustPermal Group Holdings, LLC ("EnTrustPermal") and discrete tax items which negatively impacted the three months ended December 31, 2017 by $7.4 million, or $0.08 per diluted share. The three months ended December 31, 2016, included impairment charges of $35.0 million, or $0.25 per diluted share, related to RARE Infrastructure Limited ("RARE Infrastructure") amortizable intangible assets and The Permal Group, Limited ("Permal") trade name. The three months ended December 31, 2016, also included a credit of $14.5 million, or $0.10 per diluted share, related to fair value adjustments to decrease the contingent consideration liabilities associated with the acquisitions of Martin Currie (Holdings) Limited ("Martin Currie"), RARE Infrastructure, QS Investors Holdings, LLC ("QS Investors"), and Financial Guard and a gain on the sale of Legg Mason Poland of $4.0 million, or $0.03 per diluted share. In addition, the three months ended December 31, 2017, included transition-related costs of $1.3 million, or $0.01 per diluted share, associated with the combination of Permal with EnTrust Capital ("EnTrust"), while the three months ended December 31, 2016, included $3.0 million, or $0.02 per diluted share, of such costs.

Average AUM and total operating revenues both increased for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, as further discussed below.

During the 12-month period ended December 31, 2017, total AUM increased, primarily due to the positive impact of market performance and other, which includes the reclassification, effective April 1, 2017, of certain assets which were previously classified as AUA to AUM due to a change in our policy on classification of AUA and AUM, as further discussed below, and net client inflows in fixed income AUM, which were offset in part by net client outflows in liquidity, alternative, and equity AUM and the disposition of a small investment manager and our portion of a joint venture.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
U.S. equity markets continued to increase during the three months ended December 31, 2017, largely due to continued growth in corporate earnings and an expanding economy. International equity markets also improved, due to signs of economic growth and accommodative monetary policy.

Our industry continues to be impacted by the generally low growth and mixed return environment, with continued migration from active to passive strategies, which, together with regulatory reform, continues to put pressure on fees, contributing to the consolidation of products and managers on distribution platforms. These factors continue to create significant flow challenges for active managers like ourselves.

During the three and nine months ended December 31, 2017 and 2016, major U.S. equity market indices and bond market indices increased.

	% Change for the three months ended December 31:		% Change for the nine months ended December 31:
Indices(1)	2017	2016	2017	2016
Dow Jones Industrial Average(2)	10.3%	7.9%	19.6%	11.8%
S&P 500(2)	6.1%	3.3%	13.2%	8.7%
Nasdaq Composite Index(2)	6.3%	1.3%	16.8%	10.5%
Barclays Capital U.S. Aggregate Bond Index	0.4%	(3.0)%	2.7%	(0.4)%
Barclays Capital Global Aggregate Bond Index	1.1%	(7.1)%	5.5%	(3.6)%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., Nasdaq Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

In December 2017, the Federal Reserve Board increased the target federal funds rate from 1.25% to 1.50%. While the economic outlook for the U.S. has remained positive in recent years, it has been impacted by increased uncertainty. The financial environment in which we operate continues to reflect a heightened level of sensitivity and continued pressure on our fees, as previously discussed.

Quarter Ended December 31, 2017, Compared to Quarter Ended December 31, 2016

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Alternative		Liquidity

-	Large Cap Growth	-	U.S. Intermediate Investment Grade	-	Real Estate	-	U.S. Managed Cash
-	Large Cap Value	-	U.S. Credit Aggregate	-	Hedge Funds	-	U.S. Municipal Cash
-	Equity Income	-	Global Opportunistic Fixed Income	-	Listed Infrastructure
-	International Equity	-	Global Government
-	Small Cap Core	-	U.S. Municipal
-	Large Cap Core	-	Global Fixed Income
-	Sector Equity	-	High Yield
-	Mid Cap Core	-	U.S. Long Duration
-	Small Cap Value	-	U.S. Limited Duration
-	Emerging Markets Equity	-	Emerging Markets Debt
-	Small Cap Growth
-	Global Equity

The components of the changes in our AUM (in billions) for the three months ended December 31, 2017 and 2016, were as follows:

	2017	2016
Beginning of period	$754.4	$732.9
Net client cash flows:
Investment funds, excluding liquidity products(1):
Subscriptions	14.6	15.5
Redemptions	(14.1)	(16.4)
Long-term separate account flows, net(2)	1.7	(3.1)
Total long-term flows	2.2	(4.0)
Liquidity fund flows, net	(2.4)	(7.8)
Liquidity separate account flows, net	0.1	0.9
Total liquidity flows	(2.3)	(6.9)
Total net client cash flows	(0.1)	(10.9)
Realizations(3)	(0.3)	—
Market performance and other(4)	13.5	(2.3)
Impact of foreign exchange	(0.4)	(8.4)
Acquisition (disposition)(5)	0.1	(0.9)
End of period(2)	$767.2	$710.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
As further discussed below, due to a change in our policy on classification of AUA and AUM effective April 1, 2017, AUM as of December 31, 2017 includes $22.0 billion of assets which were previously included in AUA. Comparable AUA as of December 31, 2016 was $13.7 billion. Long-term separate account flows, net, for the three months ended December 31, 2017, includes $0.6 billion of net inflows related to this AUM. Net inflows related to the comparable AUA were $0.8 billion for the three months ended December 31, 2016, and are excluded from the table above.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers). Prior to April 1, 2017, realizations were reported as net client cash flows.

(4)	Other primarily includes the reinvestment of dividends.

(5)	Related to the acquisition of a small investment manager in December 2017 and the disposition of a small investment manager in December 2016.

AUM at December 31, 2017 was $767.2 billion, an increase of $12.8 billion, or 2%, from September 30, 2017. Total net client outflows were $0.1 billion, consisting of $2.3 billion of net client outflows from the liquidity asset class which were offset in part by $2.2 billion of net client inflows into long-term asset classes. Long-term asset net inflows were comprised of fixed income net inflows of $5.4 billion, offset in part by equity net outflows of $3.2 billion. Alternative net flows were flat. Fixed income net inflows were primarily in products managed by Western Asset Management Company ("Western Asset"), offset in part by net outflows in products managed by QS Investors. Equity net outflows were primarily in products managed by QS Investors, Martin Currie, Royce, ClearBridge Investments, LLC ("ClearBridge"), and Brandywine Global Investment Management, LLC ("Brandywine"). Alternative flows were flat as net inflows into products managed by Clarion Partners and RARE Infrastructure were offset by net outflows from products managed by EnTrustPermal. We generally earn higher fees and profits on alternative and equity AUM and thus net flows in those asset classes more heavily impact our revenues and Net Income Attributable to Legg Mason, Inc. than do net flows in the fixed income and liquidity asset classes. Market performance and other was $13.5 billion and the negative impact of foreign currency exchange rate fluctuations was $0.4 billion.

In the quarter ended June 30, 2017, we began to separately report realizations. Realizations are investment manager driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. requested redemptions, liquidations, or asset transfers). Realizations for the quarter ended December 31, 2017 were $0.3 billion. Realizations of $0.4 billion were included in net client cash flows for the three months ended December 31, 2016.

Our net client cash flows reflect the significant industry-wide flow pressure for active managers of equity and fixed income assets discussed above under the heading "Business Environment".

AUM by Asset Class
AUM by asset class (in billions) as of December 31, 2017 and 2016, was as follows:

	2017	% of Total	2016	% of Total	% Change
Equity	$207.6	27%	$169.0	24%	23%
Fixed income	420.1	55	381.1	54	10
Alternative	66.3	8	71.5	10	(7)
Total long-term assets	694.0	90	621.6	88	12
Liquidity	73.2	10	88.8	12	(18)
Total	$767.2	100%	$710.4	100%	8%

Average AUM by asset class (in billions) for the three months ended December 31, 2017 and 2016, was as follows:

	2017	% of Total	2016	% of Total	% Change
Equity	$204.7	26%	$166.7	23%	23%
Fixed income	414.8	55	387.8	54	7
Alternative	65.8	9	71.3	10	(8)
Total long-term assets	685.3	90	625.8	87	10
Liquidity	74.6	10	90.9	13	(18)
Total	$759.9	100%	$716.7	100%	6%

The component changes in our AUM by asset class (in billions) for the three months ended December 31, 2017 and 2016, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
September 30, 2017	$201.2	$411.9	$65.8	$678.9	$75.5	$754.4
Investment funds, excluding liquidity funds(1):
Subscriptions	4.6	8.3	1.7	14.6	—	14.6
Redemptions	(7.1)	(5.5)	(1.5)	(14.1)	—	(14.1)
Separate account flows, net(2)	(0.7)	2.6	(0.2)	1.7	0.1	1.8
Liquidity fund flows, net	—	—	—	—	(2.4)	(2.4)
Net client cash flows	(3.2)	5.4	—	2.2	(2.3)	(0.1)
Realizations(3)	—	—	(0.3)	(0.3)	—	(0.3)
Market performance and other(4)	9.6	3.0	0.7	13.3	0.2	13.5
Impact of foreign exchange	—	(0.2)	—	(0.2)	(0.2)	(0.4)
Acquisition(5)	—	—	0.1	0.1	—	0.1
December 31, 2017(2)	$207.6	$420.1	$66.3	$694.0	$73.2	$767.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Due to a change in our policy on classification of AUA and AUM effective April 1, 2017, AUM as of December 31, 2017 includes $16.6 billion and $5.4 billion of equity and fixed income assets, respectively, which were previously included in AUA. Fixed income and equity separate account flows, net, each include $0.3 billion of net inflows related to this AUM.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(4)	Other primarily includes the reinvestment of dividends.

(5)	Related to the acquisition of a small investment manager.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
September 30, 2016	$168.4	$396.9	$72.0	$637.3	$95.6	$732.9
Investment funds, excluding liquidity funds(1):
Subscriptions	6.9	7.2	1.4	15.5	—	15.5
Redemptions	(7.3)	(7.4)	(1.7)	(16.4)	—	(16.4)
Separate account flows, net	(3.3)	0.7	(0.5)	(3.1)	0.9	(2.2)
Liquidity fund flows, net	—	—	—	—	(7.8)	(7.8)
Net client cash flows	(3.7)	0.5	(0.8)	(4.0)	(6.9)	(10.9)
Market performance and other(2)	6.0	(9.2)	0.7	(2.5)	0.2	(2.3)
Impact of foreign exchange	(1.3)	(6.7)	(0.4)	(8.4)	—	(8.4)
Disposition(3)	(0.4)	(0.4)	—	(0.8)	(0.1)	(0.9)
December 31, 2016	$169.0	$381.1	$71.5	$621.6	$88.8	$710.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other primarily includes the reinvestment of dividends.

(3)	Related to the disposition of a small investment manager.
.

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended December 31, 2017 and 2016, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
December 31, 2016	$169.0	$381.1	$71.5	$621.6	$88.8	$710.4
Investment funds, excluding liquidity funds(1):
Subscriptions	26.9	34.7	6.5	68.1	—	68.1
Redemptions	(27.2)	(26.6)	(7.4)	(61.2)	—	(61.2)
Separate account flows, net(2)	(1.1)	2.0	(3.4)	(2.5)	0.2	(2.3)
Liquidity fund flows, net	—	—	—	—	(16.9)	(16.9)
Net client cash flows	(1.4)	10.1	(4.3)	4.4	(16.7)	(12.3)
Realizations(3)	—	—	(2.2)	(2.2)	—	(2.2)
Market performance and other(2)	40.9	23.9	2.9	67.7	1.2	68.9
Impact of foreign exchange	1.1	5.0	0.5	6.6	(0.1)	6.5
Acquisition (dispositions), net(4)	(2.0)	—	(2.1)	(4.1)	—	(4.1)
December 31, 2017	$207.6	$420.1	$66.3	$694.0	$73.2	$767.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Other includes the reclassification, effective April 1, 2017, of $12.1 billion and $3.9 billion of certain equity and fixed income assets, respectively, which were previously included in AUA to AUM due to a change in our policy on classification of AUA and AUM. Equity and fixed income separate account flows, net, include $2.8 billion and $1.8 billion, respectively, of net inflows related to this AUM. Other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(4)	Related to the disposition of a small investment manager and our share of a joint venture, offset in part by the acquisition of a small investment manager.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
December 31, 2015	$167.3	$364.8	$24.1	$556.2	$115.3	$671.5
Investment funds, excluding liquidity funds (1):
Subscriptions	22.0	27.9	4.8	54.7	—	54.7
Redemptions	(28.3)	(25.3)	(7.8)	(61.4)	—	(61.4)
Separate account flows, net	(6.5)	(3.1)	(2.4)	(12.0)	0.7	(11.3)
Liquidity fund flows, net	—	—	—	—	(28.2)	(28.2)
Net client cash flows	(12.8)	(0.5)	(5.4)	(18.7)	(27.5)	(46.2)
Market performance and other(2)	15.8	17.4	1.7	34.9	0.5	35.4
Impact of foreign exchange	(1.1)	(0.2)	—	(1.3)	0.6	(0.7)
Acquisitions (dispositions), net(3)	(0.2)	(0.4)	51.1	50.5	(0.1)	50.4
December 31, 2016	$169.0	$381.1	$71.5	$621.6	$88.8	$710.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other primarily includes the reinvestment of dividends.

(3)
Primarily includes $41.5 billion related to the acquisition of Clarion Partners in April 2016 and $9.6 billion related to the acquisition of EnTrust in May 2016, offset in part by $0.9 billion related to the disposition of a small investment manager.

AUM at December 31, 2017 was $767.2 billion, an increase of $56.8 billion, or 8%, from December 31, 2016. Total net client outflows were $12.3 billion, consisting of $16.7 billion of net client outflows from the liquidity asset class, offset in part by $4.4 billion of net client inflows into long-term asset classes. Long-term asset net inflows were comprised of fixed income net inflows of $10.1 billion, offset in part by alternative net outflows of $4.3 billion and equity net outflows of $1.4 billion. Fixed income net inflows were primarily in products managed by Western Asset and Brandywine, offset in part by net outflows in products managed by QS Investors. Alternative net outflows were primarily in products managed by EnTrustPermal and RARE Infrastructure, offset in part by net inflows into products managed by Clarion Partners. Equity net outflows were primarily in products managed by QS Investors, Royce and Brandywine, offset in part by net inflows into products managed by ClearBridge and Martin Currie. Market performance and other was $68.9 billion, $16.0 billion of which relates to the reclassification, effective April 1, 2017, of certain assets which were previously classified as AUA to

AUM due to a change in our policy on classification of AUA and AUM. The positive impact of foreign currency exchange rate fluctuations totaled $6.5 billion. Acquisition (dispositions), net, totaled $(4.1) billion, and were related to the disposition of one small investment manager and our portion of a joint venture, offset in part by the acquisition of a small investment manager.

In the quarter ended June 30, 2017, we began to separately report realizations. Realizations are investment manager driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. requested redemptions, liquidations, or asset transfers). Realizations for the nine months ended December 31, 2017, were $2.2 billion. Realizations of $0.2 billion, $0.4 billion, $0.4 billion, and $0.3 billion, were included in net client cash flows for the three months ended March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016, respectively.

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

The component changes in our AUM by distribution channel (in billions) for the three months ended December 31, 2017 and 2016, were as follows:

	Global Distribution		Affiliate/Other	Total
September 30, 2017	$323.3		$431.1	$754.4
Net client cash flows, excluding liquidity funds	2.6		(0.3)	2.3
Liquidity fund flows, net	—		(2.4)	(2.4)
Net client cash flows	2.6	(1)	(2.7)	(0.1)
Realizations(2)	—		(0.3)	(0.3)
Market performance and other(3)	7.5		6.0	13.5
Impact of foreign exchange	0.1		(0.5)	(0.4)
Acquisition	—		0.1	0.1
December 31, 2017	$333.5	(1)	$433.7	$767.2

(1)
Due to a change in our policy on classification of AUA and AUM effective April 1, 2017, AUM as of December 31, 2017 includes $22.0 billion of assets which were previously included in AUA. Net client cash flows include $0.6 billion of net inflows related to this AUM.

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

(1)
Excludes $14.0 billion and $12.7 billion of AUA as of December 31, 2016 and September 30, 2016, respectively. Net client cash flows for the three months ended December 31, 2016, excludes $0.8 billion of AUA net inflows. Effective April 1, 2017, a significant portion of these assets were reclassified from AUA to AUM due to a change in our policy on classification of AUA and AUM.

(2)	Other primarily includes the reinvestment of dividends.

Operating Revenue Yield
We calculate operating revenue yields as the ratio of the sum of annualized investment advisory fees, distribution and service fees, and other revenues, less performance fees, to average AUM. For each of the quarters ended December 31, 2017 and 2016, our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 38 basis points. Fees for managing alternative and equity assets are generally higher, with alternative assets averaging 64 basis points and 68 basis points for the three months ended December 31, 2017 and 2016, respectively, and fees for managing equity assets averaging 61 basis points and 67 basis points for the three months ended December 31, 2017 and 2016, respectively. The average fee rate for managing alternative assets declined over the last year due to a shift in the mix of assets from higher fee to lower fee products, while the average fee rate for managing equity assets declined due to the previously discussed reclassification of certain assets from AUA to AUM, as this increased the AUM denominator without a corresponding increase in operating revenue. This compares to fees for managing fixed income assets, which averaged 27 basis points for each of the quarters ended December 31, 2017 and 2016, and liquidity assets, which averaged 14 basis points and 11 basis points for the three months ended December 31, 2017 and 2016, respectively. Equity assets are primarily managed by ClearBridge, Royce, Brandywine, QS Investors and Martin Currie; alternative assets are managed by Clarion Partners, EnTrustPermal and RARE Infrastructure; fixed income assets are primarily managed by Western Asset and Brandywine; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 45 basis points for each of the quarters ended December 31, 2017 and 2016, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 35 basis points for each of the quarters ended December 31, 2017 and 2016.

Investment Performance
Overall investment performance of our AUM for the three months ended December 31, 2017 and 2016, was mixed compared to relevant benchmarks.

For the three months ended December 31, 2017, U.S. equity indices produced positive returns. The best performing index was the Dow Jones Industrial Average, which returned 11% for the three months ended December 31, 2017. The lowest performing index was the Russell 2000, which returned 3% for the three months ended December 31, 2017. These positive returns reflect the growth of corporate earnings and an expanding economy.

In the U.S. fixed income markets, shorter-term interest rates rose over the quarter as growth remained solid. Generally, there was strong demand for more risky assets over the quarter and spreads in most risk sectors tightened. The best performing fixed income sector for the quarter was U.S. TIPS as measured by the Barclays U.S. TIPS Index which returned 1% for the three months ended December 31, 2017. The lowest performing fixed income sector for the three months ended December 31, 2017, was U.S. Government, as measured by the Barclays U.S. Government Index which remained essentially flat.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of December 31, 2017 and 2016, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2017				As of December 31, 2016
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	74%	75%	75%	87%	76%	68%	84%	82%
Equity:
Large cap	23%	32%	38%	82%	53%	14%	60%	79%
Small cap	66%	38%	26%	54%	59%	19%	38%	51%
Total equity (includes other equity)	30%	40%	43%	79%	53%	25%	62%	75%
Fixed income:
U.S. taxable	95%	89%	89%	88%	88%	79%	91%	83%
U.S. tax-exempt	100%	100%	100%	100%	100%	100%	100%	100%
Global taxable	80%	77%	73%	93%	75%	75%	82%	77%
Total fixed income	90%	86%	84%	90%	85%	79%	89%	83%
Alternative	78%	88%	92%	61%	43%	84%	89%	66%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of December 31, 2017 and 2016, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2017				As of December 31, 2016
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	56%	62%	61%	76%	68%	65%	72%	71%
Equity:
Large cap	24%	50%	46%	67%	71%	87%	80%	63%
Small cap	65%	57%	37%	58%	69%	11%	36%	59%
Total equity (includes other equity)	35%	50%	45%	66%	62%	58%	67%	62%
Fixed income:
U.S. taxable	93%	89%	87%	91%	88%	86%	88%	87%
U.S. tax-exempt	53%	38%	59%	84%	63%	61%	60%	88%
Global taxable	67%	68%	71%	92%	59%	45%	87%	57%
Total fixed income	81%	76%	78%	89%	76%	73%	79%	83%
Alternative (includes only three funds)	16%	93%	100%	n/a	92%	100%	100%	n/a
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

As of each December 31, 2017 and 2016, approximately 87% and 88%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of December 31, 2017 and 2016, the U.S. long-term mutual fund assets represented in the data accounted for 19% and 18% of our total AUM, respectively. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of December 31, 2017, constituted an aggregate of approximately $438 billion, or approximately 57% of our total AUM. The most meaningful exclusion of funds are our alternative fund strategies, which primarily involve privately placed hedge funds and privately placed real estate funds, and represent only 5% of our total AUM as of December 31, 2017, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	14.28%	4.92%	13.85%	8.09%	11.92%
Russell 3000 Growth		Relative	(15.31)%	(8.59)%	(3.31)%	(1.84)%	1.53%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	25.04%	13.38%	17.80%	10.00%	8.82%
Russell 1000 Growth		Relative	(5.17)%	(0.41)%	0.47%	—%	1.74%
ClearBridge Dividend Strategy	11/6/1992	Absolute	19.12%	9.33%	13.11%	7.34%	8.92%
S&P 500		Relative	(2.71)%	(2.08)%	(2.68)%	(1.16)%	(0.79)%
ClearBridge Appreciation Fund	3/10/1970	Absolute	19.51%	9.76%	13.61%	8.02%	10.44%
S&P 500		Relative	(2.32)%	(1.65)%	(2.18)%	(0.48)%	(0.20)%
ClearBridge Value Trust	4/16/1982	Absolute	13.76%	6.73%	13.47%	3.43%	11.68%
S&P 500		Relative	(8.07)%	(4.68)%	(2.32)%	(5.07)%	(0.31)%
ClearBridge All Cap Value	11/12/1981	Absolute	17.12%	9.17%	12.86%	6.22%	10.29%
Russell 3000 Value		Relative	3.93%	0.46%	(1.09)%	(0.97)%	(1.60)%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	14.44%	7.99%	13.23%	7.18%	9.65%
Russell 1000 Value		Relative	0.78%	(0.66)%	(0.81)%	0.08%	(0.80)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	19.65%	9.57%	14.15%	n/a	14.31%
Russell 1000 Value		Relative	5.99%	0.92%	0.11%	n/a	0.74%

Small Cap
ClearBridge Small Cap Growth	7/1/1998	Absolute	24.95%	7.94%	13.51%	9.02%	10.46%
Russell 2000 Growth		Relative	2.78%	(2.34)%	(1.70)%	(0.17)%	3.34%
Royce Total Return Fund	12/15/1993	Absolute	13.65%	9.91%	12.30%	7.98%	11.04%
Russell 2000		Relative	(1.00)%	(0.05)%	(1.82)%	(0.73)%	1.87%
Royce Premier Fund	12/31/1991	Absolute	23.77%	11.11%	11.68%	8.78%	11.94%
Russell 2000		Relative	9.12%	1.15%	(2.44)%	0.07%	2.07%
Royce Pennsylvania Mutual*	6/30/1967	Absolute	16.24%	9.20%	11.83%	7.77%	11.78%
Russell 2000		Relative	1.59%	(0.76)%	(2.29)%	(0.94)%	0.05%
Royce Special Equity	5/1/1998	Absolute	7.87%	7.72%	10.33%	8.82%	9.45%
Russell 2000		Relative	(6.78)%	(2.24)%	(3.79)%	0.11%	1.64%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	6.96%	4.32%	3.88%	5.96%	6.20%
Barclays US Aggregate		Relative	3.42%	2.08%	1.78%	1.95%	1.28%
Western Asset Core Bond Fund	9/4/1990	Absolute	5.21%	3.50%	3.16%	5.22%	6.81%
Barclays US Aggregate		Relative	1.67%	1.26%	1.06%	1.21%	0.75%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	7.69%	4.44%	3.41%	4.73%	4.88%
Barclays US Aggregate		Relative	4.15%	2.20%	1.31%	0.72%	0.44%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	4.02%	2.88%	2.34%	4.42%	5.65%
Barclays Intermediate Gov't/Credit		Relative	1.88%	1.12%	0.84%	1.10%	0.67%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	2.23%	1.37%	1.07%	1.75%	3.48%
Citi Treasury Gov't/Credit 1-3 YR		Relative	1.39%	0.46%	0.25%	(0.10)%	(0.55)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	7.20%	4.71%	4.47%	5.57%	6.51%
Barclays US Credit		Relative	1.02%	1.08%	1.23%	0.15%	0.18%
Western Asset Inflation Index Plus Bond Fund	3/1/2001	Absolute	3.82%	1.20%	(0.43)%	3.04%	4.78%
Barclays US TIPS		Relative	0.81%	(0.85)%	(0.56)%	(0.49)%	(0.32)%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	19.70%	9.65%	12.38%	n/a	14.74%
BOFAML Floating Rate Home Loan Index		Relative	10.44%	5.46%	8.18%	n/a	9.11%
Western Asset High Yield Fund	9/28/2001	Absolute	7.09%	4.85%	4.38%	6.59%	7.18%
Barclays US Corp High Yield		Relative	(0.41)%	(1.50)%	(1.40)%	(1.44)%	(1.36)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	3.62%	2.07%	1.69%	1.53%	2.75%
Citi T-Bill 6-Month		Relative	2.74%	1.61%	1.38%	1.05%	0.07%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	5.52%	2.77%	2.86%	4.83%	7.57%
Barclays Municipal Bond		Relative	0.07%	(0.21)%	(0.16)%	0.37%	0.46%

Global Taxable
Legg Mason Western Asset Macro Opportunities Bond	11/30/2013	Absolute	13.51%	6.96%	n/a	n/a	6.95%
3-Month LIBOR		Relative	12.25%	6.19%	n/a	n/a	6.32%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	12.83%	2.73%	2.05%	5.35%	5.69%
Citi World Gov't Bond		Relative	5.34%	0.99%	1.93%	2.68%	2.50%
Legg Mason Brandywine Absolute Return Opportunities Fund	2/28/2011	Absolute	6.77%	1.60%	2.07%	n/a	3.36%
Citi 3-Month T-Bill		Relative	5.93%	1.22%	1.83%	n/a	3.17%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	10.23%	0.91%	0.29%	3.49%	4.20%
Citi World Gov't Bond		Relative	2.74%	(0.83)%	0.17%	0.82%	0.54%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	6.70%	4.07%	2.19%	4.19%	6.26%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	(9.54)%	(5.13)%	(9.64)%	4.19%	6.26%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	4.27%	3.34%	4.60%	6.82%	6.10%
UBS Australian Composite Bond Index		Relative	0.62%	0.29%	0.45%	0.63%	0.37%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	7.83%	5.36%	3.99%	5.99%	7.10%
Barclays Global High Yield		Relative	(2.60)%	(1.72)%	(1.68)%	(2.09)%	(1.97)%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	5.14%	2.34%	3.28%	n/a	4.29%
Barclays Global Aggregate Index		Relative	2.11%	(0.32)%	0.22%	n/a	0.53%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	9.90%	5.97%	2.13%	5.91%	9.33%
JPM EMBI Global		Relative	0.58%	(0.87)%	(1.62)%	(1.15)%	0.38%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	1.08%	0.58%	0.38%	0.63%	3.15%
Citi 3-Month T-Bill		Relative	0.24%	0.20%	0.14%	0.29%	0.29%

n/a	not applicable

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
AUA was $11 billion and $41 billion as of December 31, 2017 and 2016, respectively. AUA was comprised of approximately $6 billion related to Western Asset, approximately $3 billion related to QS Investors, approximately $1 billion related to EnTrustPermal, and approximately $1 billion related to Brandywine as of December 31, 2017; and approximately $17 billion related to QS Investors, approximately $11 billion related to ClearBridge, approximately $10 billion related to Western Asset, approximately $2 billion related to EnTrustPermal, and approximately $1 billion related to Brandywine as of December 31, 2016. AUA fee rates vary with the level of non-discretionary service provided and other factors, and our average annualized fee rate related to AUA was approximately nine basis points and 13 basis points for the three months ended December 31, 2017 and 2016, respectively. Effective April 1, 2017, certain assets totaling $16.0 billion were reclassified from AUA to AUM due to a change in our policy on classification of AUA and AUM, specifically for retail separately managed account programs that operate and have fees comparable to programs managed on a fully discretionary basis. Comparable AUA for these programs as of December 31, 2016, was $13.7 billion.

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

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2017	2016	$ Change	% Change
Investment advisory fees:
Separate accounts	$255.7	$231.9	$23.8	10%
Funds	395.4	369.0	26.4	7
Performance fees	58.9	22.9	36.0	n/m
Distribution and service fees	81.5	90.2	(8.7)	(10)
Other	1.6	1.2	0.4	33
Total Operating Revenues	$793.1	$715.2	$77.9	11%
n/m - not meaningful

Total operating revenues for the three months ended December 31, 2017, were $793.1 million, an increase of 11% from $715.2 million for the three months ended December 31, 2016, primarily due to a 10% increase in average long-term AUM. A $36.0 million increase in performance fees, $7.7 million of which were performance fees earned by Clarion Partners that were fully passed through as compensation expense, as further discussed below, also contributed to the increase. Despite an increase in long-term average AUM as a percentage of our total average AUM, our operating revenue yield, excluding performance fees, remained flat at 38 basis points for each of the three months ended December 31, 2017 and 2016, as a result of a less favorable product mix, with lower yielding products comprising a higher percentage of our long-term and total average AUM for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016.

Investment advisory fees from separate accounts increased $23.8 million, or 10%, to $255.7 million, as compared to $231.9 million for the three months ended December 31, 2016. Of this increase, $15.2 million arose from the inclusion of revenues associated with certain assets that were reclassified from AUA to AUM, effective April 1, 2017, due to a change in our policy on classification of AUA and AUM, as previously discussed. Prior to this reclassification, revenues related to the comparable AUA were included in Distribution and service fees. In addition, higher average equity assets managed by ClearBridge contributed $6.8 million to the increase and higher average fixed income assets managed by Western Asset contributed $5.6 million to the increase. These increases were offset in part by a decrease of $3.9 million due to lower average alternative assets managed by RARE Infrastructure.

Investment advisory fees from funds increased $26.4 million, or 7%, to $395.4 million, as compared to $369.0 million for the three months ended December 31, 2016. Of this increase, $25.1 million was due to higher average equity assets managed at ClearBridge and Martin Currie, $11.9 million was due to higher average fixed income assets managed by Western Asset, and $6.9 million was due to higher average alternative assets managed at Clarion Partners and RARE Infrastructure. These increases were offset in part by a decrease of $11.1 million due to lower average alternative assets managed by EnTrustPermal, with the decrease largely attributable to legacy Permal, and a decrease of $6.1 million due to the disposition of two small investment managers in March 2017 and December 2016.

As of December 31, 2017 and 2016, approximately 11% and 13%, respectively, of our long-term average AUM was in accounts that were eligible to earn performance fees at some point during the respective fiscal year. Performance fees earned on pre-close AUM at Clarion Partners are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement, and recorded as compensation expense, and therefore have no impact on Net Income Attributable to Legg Mason, Inc. We expect the full pass through of performance fees at Clarion Partners to phase out approximately five years post-closing. Exclusive of these pass-through performance fees, approximately 7% and 8% of our long-term average AUM was in accounts that were performance-fee eligible as of December 31, 2017 and 2016, respectively. During the three months ended December 31, 2017 and 2016, 36% and 28%, respectively, of the performance-fee eligible AUM earned a performance fee.

Investment advisory performance fees increased $36.0 million, to $58.9 million, as compared to $22.9 million for the three months ended December 31, 2016, primarily due to an aggregate $28.5 million increase in performance fees earned on assets managed by Martin Currie, Western Asset, and EnTrustPermal. An increase of $7.7 million in performance fees earned by Clarion Partners on assets invested with them prior to the acquisition closing, which were passed through as compensation expense, also contributed to the increase.

Distribution and service fees decreased $8.7 million, or 10%, to $81.5 million, as compared to $90.2 million for the three months ended December 31, 2016. This decrease was driven by $10.4 million related to the previously discussed reclassification of certain assets from AUA to AUM, effective April 1, 2017, due to a change in our policy on classification of AUA and AUM, as revenue related to these assets is included in Investment advisory fees from separate accounts for the three months ended December 31, 2017. This decrease was offset in part by a $0.8 million increase in net distribution and services fees, due to a reduction in fee waivers, which was substantially offset by a reduction in average mutual fund AUM subject to distribution and services fees, and an increase of $0.8 million in advisement fees related to our AUA.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2017	2016	$ Change	% Change
Compensation and benefits	$362.1	$327.9	$34.2	10%
Distribution and servicing	124.2	123.2	1.0	1
Communications and technology	54.2	52.6	1.6	3
Occupancy	25.0	23.5	1.5	6
Amortization of intangible assets	6.1	7.3	(1.2)	(16)
Impairment charges	195.0	35.0	160.0	n/m
Contingent consideration fair value adjustments	0.7	(14.5)	15.2	n/m
Other	53.1	49.1	4.0	8
Total Operating Expenses	$820.4	$604.1	$216.3	36%
n/m - not meaningful

Operating expenses for the three months ended December 31, 2017 and 2016, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period, excluding impairment charges. The remaining operating expenses (excluding impairment charges) are corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the three months ended December 31 were as follows:

	Three Months Ended December 31,
	2017	2016	$ Change	% Change
Salaries and incentives	$289.2	$266.6	$22.6	8%
Benefits and payroll taxes (including deferred compensation)	56.9	52.9	4.0	8
Transition and severance costs	1.7	4.6	(2.9)	(63)
Performance fee pass through	10.0	2.3	7.7	n/m
Gains on deferred compensation and seed capital investments	4.3	1.5	2.8	n/m
Compensation and benefits	$362.1	$327.9	$34.2	10%
n/m - not meaningful

Compensation and benefits increased 10% to $362.1 million for the three months ended December 31, 2017, as compared to $327.9 million for the three months ended December 31, 2016, as a result of the following:

•
Salaries and incentives increased $22.6 million, to $289.2 million, as compared to $266.6 million for the three months ended December 31, 2016, primarily due to an increase of $23.3 million in net compensation at investment affiliates, which was primarily driven by the impact of increased revenues at certain revenue-share based affiliates, which usually creates a corresponding increase in compensation per the applicable revenue share agreements.

•
Benefits and payroll taxes increased $4.0 million, to $56.9 million, as compared to $52.9 million for the three months ended December 31, 2016, primarily due to a $3.4 million increase in payroll-related taxes.

•
Transition costs and severance decreased $2.9 million, to $1.7 million, as compared to $4.6 million for the three months ended December 31, 2016, with $1.1 million and $3.8 million for the three months ended December 31, 2017 and 2016, respectively, associated with the restructuring of Permal for the combination with EnTrust, which is now substantially complete. The remaining amounts in each period were primarily severance costs for corporate personnel.

Compensation as a percentage of operating revenues remained essentially flat at 45.7%, as compared to 45.8%, as the impact of a reduction in compensation expense for corporate and distribution personnel, which is not directly tied to revenues, was substantially offset by the impact of an increase in performance fees earned by Clarion Partners that are passed through as compensation expense.

Distribution and servicing expense remained relatively flat at $124.2 million, as compared to $123.2 million for the three months ended December 31, 2016.

Communications and technology expense increased 3% to $54.2 million, as compared to $52.6 million for the three months ended December 31, 2016, primarily due to a $1.1 million increase in technology maintenance costs.

Occupancy expense increased 6% to $25.0 million, as compared to $23.5 million for the three months ended December 31, 2016, primarily due to the adjustment of a lease reserve associated with the restructuring of Permal in the prior year period.

Amortization of intangible assets decreased $1.2 million, to $6.1 million, as compared to $7.3 million for the three months ended December 31, 2016, primarily due to a reduction in amortization expense as a result of impairments of the RARE Infrastructure amortizable management contracts asset recognized in the quarters ended June 30, 2017 and March 31, 2017.

Impairment charges were $195.0 million for the three months ended December 31, 2017, as compared to $35.0 million for the three months ended December 31, 2016. The impairment charge recognized during the three months ended December 31, 2017 was related to the EnTrustPermal indefinite-life fund managements contracts asset. This impairment charge was primarily the result of net client outflows from legacy high net worth fund products, including transfers of client funds from such products into EnTrustPermal separate accounts, and the related decline in revenues. The impairment charges recognized during the three months ended December 31, 2016, were $18.0 million related to the RARE Infrastructure amortizable management contracts asset and $17.0 million related to the Permal trade name asset. The impairment of the RARE Infrastructure amortizable management contracts asset resulted from client attrition during the nine months ended December 31, 2016, the related decline in revenues, and a reduction in the estimated remaining useful life of the contracts from 11 years to eight years. The impairment of the Permal trade name resulted from a decrease in revenues and a reduction in the royalty rate, reflecting a decline in the value of the separate Permal trade name due to the combination with EnTrust. See Critical Accounting Policies and Note 6 of Notes to Consolidated Financial Statements for further discussion of these impairment charges.

Contingent consideration fair value adjustments for the three months ended December 31, 2017 included an expense of $0.7 million which increased the contingent consideration liability associated with the acquisition of PK Investment Management, LLP ("PK Investments"), and for the months ended December 31, 2016 included credits totaling $14.5 million which reduced the contingent consideration liabilities related to the acquisitions of Martin Currie, RARE Infrastructure, QS Investors and Financial Guard.

Other expense increased $4.0 million, or 8%, to $53.1 million, as compared to $49.1 million for the three months ended December 31, 2016, primarily due to a $2.2 million increase in professional fees and a $1.1 million increase in advertising expenses.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2017	2016	$ Change	% Change
Interest income	$1.9	$1.7	$0.2	12%
Interest expense	(29.1)	(29.5)	0.4	(1)
Other income, net	5.5	6.1	(0.6)	(10)
Non-operating income of consolidated investment vehicles, net	8.2	1.5	6.7	n/m
Total Non-Operating Income (Expense)	$(13.5)	$(20.2)	$6.7	(33)%
n/m - not meaningful

Other income, net, totaled $5.5 million for the three months ended December 31, 2017, as compared to $6.1 million for the three months ended December 31, 2016. The change was primarily due to a $4.0 million gain recognized in the prior year period in connection with the sale of Legg Mason Poland in December 2016, offset in part by a $2.9 million increase in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding increase in compensation expense.

Non-operating income of consolidated investment vehicles, net, totaled $8.2 million for the three months ended December 31, 2017, as compared to $1.5 million for the three months ended December 31, 2016. The change was due to activity of the CIVs during the respective periods. See Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision (Benefit)
The income tax benefit was $209.4 million for the three months ended December 31, 2017, as compared to an income tax provision of $26.4 million for the three months ended December 31, 2016. The effective tax rate was 512.6% for the three months ended December 31, 2017, as compared to an effective tax rate of 29.1% for the three months ended December 31, 2016. On December 22, 2017, the Tax Law became enacted law. The Tax Law is complex, materially changes the U.S. corporate income tax rate from 35% to 21%, and includes various changes which will impact us. The reduction in the U.S. corporate tax rate, as well as other aspects of the Tax Law, resulted in a one-time, non-cash provisional tax benefit of $220.9 million, recognized in the three months ended December 31, 2017, primarily due to the re-measurement of certain existing deferred tax assets and liabilities at the new income tax rate. Additionally, a non-cash tax charge of $7.3 million was provisionally provided in the three months ended December 31, 2017, for the effects on unremitted foreign earnings and other aspects of the Tax Law. Adjustments to these provisional items may be made in subsequent periods as more detailed information and guidance is obtained and analyzed.

Also, during the three months ended December 31, 2017, changes in apportionment on state deferred tax liabilities and changes in state law resulted in additional net tax expense of $3.3 million, which reduced the effective tax rate by 8.0 percentage points for the three months ended December 31, 2017. As a result of the previously discussed impairment of intangible assets at EnTrustPermal, the three months ended December 31, 2017 also included income tax expense of $3.9 million due to the reversal of income tax benefits previously recognized in connection with the impact of changes in the U.K. corporate tax rate on deferred tax liabilities associated with those intangible assets. This expense reduced the effective tax rate by 9.5 percentage points for the three months ended December 31, 2017.
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

Noncontrolling interests in EnTrustPermal, Clarion Partners and Royce are structured as partnerships that pass an allocable portion of tax attributes and obligations to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests. Due to the significant tax benefit recognized in the three months ended December 31, 2017, the impact of noncontrolling interests reduced the effective tax rate by over 100 percentage points for the three months ended December 31, 2017. For the three months ended December 31, 2016, the impact of noncontrolling interests resulted in a reduction in the effective tax rate of 6.2 percentage points.

Due to the significant tax benefit recognized in the three months ended December 31, 2017, the impact of CIVs reduced the effective tax rate by 63 percentage points for the three months ended December 31, 2017, and for the three months ended December 31, 2016, CIVs and other consolidated sponsored investment products did not impact the effective tax rate.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2017, totaled $149.2 million, or $1.58 per diluted share, as compared to $51.4 million, or $0.50 per diluted share, for the three months ended December 31, 2016. The increase in Net Income Attributable to Legg Mason, Inc. was largely the result of a $213.7 million, or $2.27 per diluted share, one-time, net non-cash provisional tax benefit related to the Tax Law, which was offset in part by a $160.0 million increase in non-cash impairment charges, resulting from $195.0 million, or $1.62 per diluted share, of a charge being recognized in the three months ended December 31, 2017, as compared to $35.0 million, or $0.25 per diluted share, recognized in the three months ended December 31, 2016. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share for the three months ended December 31, 2017, benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was (3.4)% for the three months ended December 31, 2017, as compared to 15.5% for the three months ended December 31, 2016, reflecting the impact of the non-cash impairment charges discussed above.

Nine Months Ended December 31, 2017, Compared to Nine Months Ended December 31, 2016

Assets Under Management

The components of the changes in our AUM (in billions) for the nine months ended December 31, were as follows:

	2017	2016
Beginning of period	$728.4	$669.6
Net client cash flows:
Investment funds, excluding liquidity funds(1)
Subscriptions	46.9	42.8
Redemptions	(41.6)	(45.8)
Long-term separate account flows, net(2)	(4.8)	(2.5)
Total long-term flows	0.5	(5.5)
Liquidity fund flows, net	(14.1)	(25.0)
Liquidity separate account flows, net	0.5	0.8
Total liquidity flows	(13.6)	(24.2)
Total net client cash flows	(13.1)	(29.7)
Realizations(3)	(2.2)	—
Market performance and other(2)	51.8	25.7
Impact of foreign exchange	2.5	(5.4)
Acquisitions (disposition), net(4)	(0.2)	50.2
End of period	$767.2	$710.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
As previously discussed, for the nine months ended December 31, 2017, Other includes the reclassification, effective April 1, 2017, of $16.0 billion of certain assets which were previously included in AUA to AUM due to a change in our policy on classification of AUA and AUM. Comparable AUA as of December 31, 2016 was $13.7 billion. Long-term separate account flows, net, for the nine months ended December 31, 2017, includes $3.3 billion of net inflows related to this AUM. Other also includes the reinvestment of dividends and, for the nine months ended December 31, 2017, a $(3.7) billion reconciliation to previously reported amounts.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers). Prior to April 1, 2017, realizations were reported as net client cash flows.

(4)
The nine months ended December 31, 2016, includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively, offset in part by $0.9 billion related to the disposition of a small investment manager.

AUM at December 31, 2017, was $767.2 billion, an increase of $38.8 billion, or 5%, from March 31, 2017. Total net client outflows were $13.1 billion, comprised of $13.6 billion of net client outflows from the liquidity asset class, offset in part by $0.5 billion of net client inflows into long-term asset classes. Long-term asset net inflows were comprised of fixed income net inflows of $6.6 billion, and were offset in part by equity net outflows of $4.6 billion and alternative net outflows of $1.5 billion. Fixed income net inflows were primarily into products managed by Western Asset and Brandywine, offset in part by net outflows in products managed by QS Investors. Equity net outflows were primarily from products managed by QS Investors, Royce, and Brandywine, offset in part by equity net inflows in products managed by ClearBridge and Martin Currie. Alternative net outflows were primarily in products managed by EnTrustPermal and RARE Infrastructure, offset in part by net inflows in products managed by Clarion Partners. Market performance and other was $51.8 billion, $16.0 billion of which relates to the reclassification, effective April 1, 2017, of certain assets which were previously classified as AUA to AUM due to a change in our policy on classification of AUA and AUM. The positive impact of foreign currency exchange rate fluctuations was $2.5 billion.

As previously discussed, in the quarter ended June 30, 2017, we began to separately report realizations. Realizations are investment manager driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. requested redemptions, liquidations, or asset transfers). Realizations for the nine months ended December 31, 2017, were $2.2 billion. Realizations of $1.1 billion were included in net client cash flows for the nine months ended December 31, 2016.

Average AUM by asset class (in billions) for the nine months ended December 31 were as follows:

	2017	% of Total	2016	% of Total	% Change
Equity	$197.9	26%	$165.1	23%	20%
Fixed Income	408.7	55	385.2	54	6
Alternative	66.4	9	66.0	9	1
Total long-term assets	673.0	90	616.3	86	9
Liquidity	77.6	10	103.4	14	(25)
Total	$750.6	100%	$719.7	100%	4%

The component changes in our AUM by asset class (in billions) for the nine months ended December 31, 2017 and 2016, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2017	$179.8	$394.3	$67.9	$642.0	$86.4	$728.4
Investment funds, excluding liquidity funds(1):
Subscriptions	17.3	24.8	4.8	46.9	—	46.9
Redemptions	(20.1)	(16.9)	(4.6)	(41.6)	—	(41.6)
Separate account flows, net(2)	(1.8)	(1.3)	(1.7)	(4.8)	0.5	(4.3)
Liquidity fund flows, net	—	—	—	—	(14.1)	(14.1)
Net client cash flows	(4.6)	6.6	(1.5)	0.5	(13.6)	(13.1)
Realizations(3)	—	—	(2.2)	(2.2)	—	(2.2)
Market performance and other(2)	32.3	17.2	1.7	51.2	0.6	51.8
Impact of foreign exchange	0.4	2.0	0.3	2.7	(0.2)	2.5
Acquisition (disposition), net	(0.3)	—	0.1	(0.2)	—	(0.2)
December 31, 2017	$207.6	$420.1	$66.3	$694.0	$73.2	$767.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Other includes the reclassification, effective April 1, 2017, of $12.1 billion and $3.9 billion of certain equity and fixed income assets, respectively, which were previously included in AUA to AUM due to a change in our policy on classification of AUA and AUM. Equity and fixed income separate account flows, net, each include $1.8 billion and $1.5 billion, respectively of net inflows related to this AUM. Other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2016	$162.3	$372.3	$22.7	$557.3	$112.3	$669.6
Investment funds, excluding liquidity funds(1):
Subscriptions	17.4	20.9	4.5	42.8	—	42.8
Redemptions	(19.9)	(18.9)	(7.0)	(45.8)	—	(45.8)
Separate account flows, net	(5.9)	5.3	(1.9)	(2.5)	0.8	(1.7)
Liquidity fund flows, net	—	—	—	—	(25.0)	(25.0)
Net client cash flows	(8.4)	7.3	(4.4)	(5.5)	(24.2)	(29.7)
Market performance and other(2)	16.9	5.8	2.5	25.2	0.5	25.7
Impact of foreign exchange	(1.4)	(3.9)	(0.4)	(5.7)	0.3	(5.4)
Acquisitions (disposition), net(3)	(0.4)	(0.4)	51.1	50.3	(0.1)	50.2
December 31, 2016	$169.0	$381.1	$71.5	$621.6	$88.8	$710.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)	Other primarily includes the reinvestment of dividends.

(3)
Includes $41.5 billion, and $9.6 billion related to the acquisitions of Clarion Partners, and EnTrust, respectively, offset in part by $0.9 billion related to the disposition of a small investment manager.

AUM by Distribution Channel
The component changes in our AUM by distribution channel (in billions) for the nine months ended December 31, 2017 and 2016, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2017	$285.6	$442.8	$728.4
Net client cash flows, excluding liquidity funds	12.2	(11.2)	1.0
Liquidity fund flows, net	—	(14.1)	(14.1)
Net client cash flows	12.2	(25.3)	(13.1)
Realizations(1)	—	(2.2)	(2.2)
Market performance and other(2)	34.8	17.0	51.8
Impact of foreign exchange	0.9	1.6	2.5
Acquisitions (dispositions), net	—	(0.2)	(0.2)
December 31, 2017	$333.5	$433.7	$767.2

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

(3)
Includes $41.5 billion, and $9.6 billion related to the acquisitions of Clarion Partners, and EnTrust, respectively, offset in part by $0.9 billion related to the disposition of a small investment manager.

Results of Operations

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2017	2016	$ Change	% Change
Investment advisory fees:
Separate accounts	$758.9	$692.1	$66.8	10%
Funds	1,170.6	1,109.5	61.1	6
Performance fees	181.3	82.4	98.9	n/m
Distribution and service fees	241.0	276.1	(35.1)	(13)
Other	3.5	3.7	(0.2)	(5)
Total Operating Revenues	$2,355.3	$2,163.8	$191.5	9%
n/m - not meaningful

Total operating revenues for the nine months ended December 31, 2017, were $2.36 billion, an increase of 9% from $2.16 billion for the nine months ended December 31, 2016, primarily due to a $98.9 million increase in performance fees, $42.6 million of which are performance fees earned by Clarion Partners that were fully passed through as compensation expense, as previously discussed. A 9% increase in average long-term AUM also contributed to the increase. Despite an increase in average long-term AUM as a percentage of our total average AUM, our operating revenue yield, excluding performance fees, remained flat at 38 basis points for each of the nine months ended December 31, 2017 and 2016, as a result of a less favorable product mix, with lower yielding products comprising a higher percentage of our long-term and total average AUM for the nine months ended December 31, 2017 as compared to the three months ended December 31, 2016.

Investment advisory fees from separate accounts increased $66.8 million, or 10%, to $758.9 million, as compared to $692.1 million for the nine months ended December 31, 2016. Of this increase, $41.4 million resulted from the inclusion of revenues associated with certain assets that were reclassified from AUA to AUM, effective April 1, 2017, as previously discussed. Prior to this reclassification, revenues related to the comparable AUA were included in Distribution and service fees. In addition, higher average equity assets managed at ClearBridge contributed $20.7 million to the increase, and higher average fixed income assets at Western Asset contributed $9.8 million to the increase. These increases were offset in part by a decrease of $7.4 million due to lower average alternative assets managed by RARE Infrastructure.

Investment advisory fees from funds increased $61.1 million, or 6%, to $1.17 billion, as compared to $1.11 billion for the nine months ended December 31, 2016. Of this increase, $88.8 million was due to higher average equity assets managed at ClearBridge and Martin Currie, $23.6 million was due to higher average fixed income assets managed at Western Asset, and $14.1 million was due to higher revenues earned by Clarion Partners, which was acquired in April 2016, due in part to the inclusion of a full nine months of revenues in the current year. These increases were offset in part by a decrease of $33.8 million due to lower average alternative assets managed by EnTrustPermal, a decrease of $23.0 million due to the disposition of two small investment managers in March 2017 and December 2016, and a net decrease of $9.1 million in fees from liquidity assets, as a result of lower average liquidity assets managed by Western Asset, offset in part by a reduction in fee waivers on liquidity funds.

Investment advisory performance fees increased $98.9 million, to $181.3 million, as compared to $82.4 million for the nine months ended December 31, 2016, primarily due to a $52.7 million increase in performance fees earned on assets managed by Martin Currie, Western Asset, EnTrustPermal, and Brandywine, and a $42.6 million increase in performance fees related to Clarion Partners, which were passed through to employees as compensation.

Distribution and service fees decreased $35.1 million, or 13%, to $241.0 million, as compared to $276.1 million for the nine months ended December 31, 2016. Of this decrease, $28.1 million was related to the previously discussed reclassification of certain assets from AUA to AUM, as revenue related to these assets is included in Investment advisory fees from separate accounts for the nine months ended December 31, 2017. A reduction in average mutual fund AUM subject to distribution and service fees also contributed to the decrease.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2017	2016	$ Change	% Change
Compensation and benefits	$1,143.3	$1,054.8	$88.5	8%
Distribution and servicing	370.2	376.7	(6.5)	(2)
Communications and technology	155.9	156.6	(0.7)	—
Occupancy	74.6	87.2	(12.6)	(14)
Amortization of intangible assets	18.5	19.3	(0.8)	(4)
Impairment charges	229.0	35.0	194.0	n/m
Contingent consideration fair value adjustments	(15.8)	(39.5)	23.7	(60)
Other	155.3	161.3	(6.0)	(4)
Total Operating Expenses	$2,131.0	$1,851.4	$279.6	15%
n/m - not meaningful

Operating expenses for the nine months ended December 31, 2017 and 2016, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period, excluding impairment charges. The remaining operating expenses (excluding impairment charges) are corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the nine months ended December 31 were as follows:

	Nine Months Ended December 31,
	2017	2016	$ Change	% Change
Salaries and incentives	$823.3	$763.4	$59.9	8%
Benefits and payroll taxes (including deferred compensation)	201.0	183.2	17.8	10
Transition costs and severance	9.1	31.2	(22.1)	(71)
Management equity plan charge	—	15.2	(15.2)	n/m
Performance fee pass through	95.3	52.7	42.6	81
Gains on deferred compensation and seed capital investments	14.6	9.1	5.5	60
Compensation and benefits	$1,143.3	$1,054.8	$88.5	8%
n/m - not meaningful

Compensation and benefits increased 8% to $1,143.3 million for the nine months ended December 31, 2017, as compared to $1,054.8 million for the nine months ended December 31, 2016, as a result of the following:

•
Salaries and incentives increased $59.9 million, to $823.3 million, as compared to $763.4 million for the nine months ended December 31, 2016, primarily due to an increase of $57.8 million in net compensation at investment affiliates, which was primarily driven by the impact of increased revenues at certain revenue-share based affiliates, which usually creates a corresponding increase in compensation per the applicable revenue share agreements.

•
Benefits and payroll taxes increased $17.8 million to $201.0 million, as compared to $183.2 million for the nine months ended December 31, 2016, primarily due to an increase in costs associated with certain long-term incentive and other benefit plans, as well as an increase in payroll-related taxes.

•
Transition costs and severance decreased $22.1 million, to $9.1 million, as compared to $31.2 million for the nine months ended December 31, 2016, with $4.6 million and $25.6 million for the nine months ended December 31, 2017 and 2016, respectively, associated with the restructuring of Permal for the combination with EnTrust, which is now substantially complete. The remaining amounts in each period were primarily severance costs for corporate and distribution personnel.

•	Management equity plan charge is associated with the implementation of an affiliate management equity plan for the management team of Clarion Partners.

Compensation as a percentage of operating revenues remained relatively flat at 48.5%, as compared to 48.7%, as the impact of the reduction in transition and severance costs incurred in connection with the restructuring of Permal for the combination with EnTrust, and the impact of the charge recognized in the prior year in connection with the implementation of the Clarion Partners management equity plan, was substantially offset by the impact of the increase in performance fees earned by Clarion Partners that were passed through fully as compensation expense.

Distribution and servicing expenses decreased 2% to $370.2 million, as compared to $376.7 million for the nine months ended December 31, 2016, primarily due to lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense remained relatively flat at $155.9 million, as compared to $156.6 million for the nine months ended December 31, 2016, as a decrease in technology depreciation was substantially offset by an increase in technology maintenance costs.

Occupancy expense decreased 14% to $74.6 million, as compared to $87.2 million for the nine months ended December 31, 2016, primarily due to net real estate charges of $12.3 million recognized in the prior year period in connection with the restructuring of Permal for the combination with EnTrust.

Amortization of intangible assets decreased $0.8 million to $18.5 million, as compared to $19.3 million for the nine months ended December 31, 2016, primarily due to a reduction in amortization expense as a result of impairments of the RARE Infrastructure amortizable management contracts asset recognized in the quarters ended June 30, 2017 and March 31, 2017, offset in part by a full nine months of amortization expense recognized in the current year period related to the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016.

Impairment of intangible assets was $229.0 million for the nine months ended December 31, 2017, as compared to $35.0 million and for the nine months ended December 31, 2016. The impairment charges recognized during the nine months ended December 31, 2017, were comprised of $195.0 million related to the EnTrustPermal indefinite-life fund management contracts asset, as discussed above, $32.0 million related to the RARE Infrastructure amortizable management contracts asset and $2.0 million related to the RARE Infrastructure trade name asset. The impairments to the RARE Infrastructure assets resulted from losses of separate account AUM and other factors at RARE Infrastructure, and the related decline in projected revenues. A revised estimate of the remaining useful life of the RARE Infrastructure separate account contracts intangible asset also contributed to the impairment of that asset. As discussed above, the impairment charges recognized during the nine months ended December 31, 2016, were comprised of $18.0 million related to the RARE Infrastructure amortizable management contracts asset, and $17.0 million related to the Permal trade name asset. See Critical Accounting Policies and Note 6 of Notes to Consolidated Financial Statements for further discussion of these impairment charges, including the significant assumptions used to determine the fair value of the assets.

Contingent consideration fair value adjustments for the nine months ended December 31, 2017, included credits of $16.6 million which reduced the contingent consideration liabilities related to the acquisitions of RARE Infrastructure and QS Investors, which were offset in part by an expense of $0.7 million, increasing the contingent consideration liability related to the acquisition of PK Investments. Contingent consideration fair value adjustments for the nine months ended December 31, 2016 included credits of $39.5 million, which reduced the contingent consideration liabilities related to the acquisitions of Martin Currie, RARE Infrastructure, QS Investors and Financial Guard.

Other expense decreased $6.0 million to $155.3 million, as compared to $161.3 million for the nine months ended December 31, 2016, primarily due to a $4.3 million reduction in professional fees and a $3.9 million reduction in insurance expense, both driven by costs incurred in the prior year period in connection with the acquisitions of Clarion Partners and EnTrust, offset in part by a $2.8 million increase in advertising expense.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2017	2016	$ Change	% Change
Interest income	$4.9	$5.1	$(0.2)	(4)%
Interest expense	(87.5)	(82.0)	(5.5)	7
Other income, net	24.2	22.7	1.5	7
Non-operating income of consolidated investment vehicles, net	11.3	9.9	1.4	14
Total Non-Operating Income (Expense)	$(47.1)	$(44.3)	$(2.8)	6%

Interest expense increased $5.5 million, to $87.5 million, as compared to $82.0 million for the nine months ended December 31, 2016, primarily due to the net impact of the issuance of $500 million of 5.45% Junior Subordinated Notes due 2056 in August 2016, the proceeds of which were used to repay $500 million of then outstanding borrowings under our revolving credit facility.

Other income, net, totaled $24.2 million for the nine months ended December 31, 2017, as compared to $22.7 million for the nine months ended December 31, 2016. The change was primarily due to a $5.5 million increase in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding increase in compensation expense and a $3.7 million loss recognized in the prior year period in connection with the termination of an interest rate swap. These increases were offset in part by a $3.1 million reduction in net market gains on corporate investments, which are not offset by a corresponding increase in compensation expense, and a $4.0 million gain recognized in the prior year period in connection with the sale of Legg Mason Poland.

Non-operating income of consolidated investment vehicles, net, totaled $11.3 million for the nine months ended December 31, 2017, as compared to $9.9 million for the nine months ended December 31, 2016. The change was primarily due to activity of the CIVs during the respective periods. See Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision (Benefit)
The income tax benefit was $142.5 million for the nine months ended December 31, 2017, as compared to an income tax provision of $71.7 million for the nine months ended December 31, 2016. The effective benefit rate was 80.4% for the nine months ended December 31, 2017, as compared to an effective tax rate of 26.7% for the nine months ended December 31, 2016. As previously discussed, on December 22, 2017, the Tax Law became enacted law. The reduction in the U.S. corporate tax rate, as well as other aspects of the Tax Law, resulted in a one-time, non-cash provisional tax benefit of $220.9 million, recognized in the three months ended December 31, 2017, primarily due to the remeasurement of certain existing deferred tax assets and liabilities at the new income tax rate. In addition, a non-cash tax charge of $7.3 million was provisionally provided in the three months ended December 31, 2017, for the effects on unremitted foreign earnings and other aspects of the Tax Law. Adjustments to these provisional items may be made in subsequent periods as more detailed information and guidance is obtained and analyzed.

Also, during the nine months ended December 31, 2017, changes in apportionment on state deferred tax liabilities and changes in state law resulted in additional net tax expense of $3.3 million, which reduced the effective benefit rate by 1.8 percentage points for the nine months ended December 31, 2017. As a result of the previously discussed impairment of intangible assets at EnTrustPermal, the nine months ended December 31, 2017 also included income tax expense of $3.9 million due to the reversal of income tax benefits previously recognized in connection with the impact of changes in the U.K. corporate tax rate on deferred tax liabilities associated with those intangible assets. This expense reduced the effective benefit rate by 2.2 percentage points for the nine months ended December 31, 2017. In addition, a $1.4 million discrete tax expense was recognized with respect to equity based compensation, which reduced the effective benefit rate by 0.8 percentage points.
In September 2016, the U.K. Finance Act 2016 was enacted, which reduced the main U.K. corporate tax rate to be effective on April 1, 2020 from 18% to 17%. The impact of the tax rate reduction on certain existing deferred tax assets and liabilities resulted in a tax benefit of $4.1 million, and reduced the effective tax rate by 1.5 percentage points for the nine months ended December 31, 2016. The effective tax rate for the nine months ended December 31, 2016, was also impacted by a tax benefit of $2.9 million for provision to return adjustments recognized in connection with the filing of fiscal 2016 tax returns, and a tax benefit of $2.2 million, which resulted from reserve adjustments related to the conclusion of certain tax examinations. These benefits together reduced the effective tax rate by 1.9 percentage points for the nine months ended December 31, 2016. These benefits were offset in part by a $2.3 million increase in valuation allowances, which increased the effective tax rate by 0.8 percentage points for the nine months ended December 31, 2016.

Noncontrolling interests in EnTrustPermal, Clarion Partners and Royce are structured as partnerships that pass an allocable portion of tax attributes and obligations to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which reduced the effective benefit rate by 22.7 percentage points and reduced the effective tax rate by 2.2 percentage points for the nine months ended December 31, 2017 and 2016, respectively.

The impact of CIVs and other consolidated sponsored investment products reduced the effective benefit rate by 3.8 percentage points and reduced the effective tax rate 0.9 percentage points for the nine months ended December 31, 2017 and 2016, respectively.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the nine months ended December 31, 2017, totaled $275.8 million, or $2.86 per diluted share, as compared to $151.3 million, or $1.43 per diluted share, in the nine months ended December 31, 2016.  The increase in Net Income Attributable to Legg Mason, Inc. was largely the result of a $213.7 million, one-time, net non-cash provisional tax benefit related to the Tax Law. Lower acquisition and transition-related costs recognized in the current year period, with $5.2 million of such costs recognized during the nine months ended December 31, 2017, as compared to $73.0 million, recognized during the nine months ended December 31, 2016, as well as the net impact of increased operating revenues in the current year period, also contributed to the increase. These increases were offset in part by a $194.0 million increase in impairment charges, with $229.0 million of such charges recognized in the nine months ended December 31, 2017, as compared to $35.0 million of such charges recognized in the nine months ended December 31, 2016. In addition,

Net Income Attributable to Legg Mason, Inc. per diluted share for the nine months ended December 31, 2017, benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 9.5% for the nine months ended December 31, 2017, as compared to 14.4% for the nine months ended December 31, 2016, reflecting the impact of the non-cash impairment charges discussed above.

Quarter Ended December 31, 2017, Compared to Quarter Ended September 30, 2017
Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2017, was $149.2 million, or $1.58 per diluted share, as compared to $75.7 million, or $0.78 per diluted share, for the three months ended September 30, 2017. The increase in Net Income Attributable to Legg Mason, Inc. was largely driven by a $213.7 million, or $2.27 per diluted share, one-time, net non-cash provisional tax benefit related to the Tax Law, which was offset in part by non-cash impairment charges of $195.0 million, or $1.62 per diluted share, recognized in the three months ended December 31, 2017.

Operating revenues increased to $793.1 million in the three months ended December 31, 2017, as compared to $768.3 million in the three months ended September 30, 2017. The increase in operating revenues was primarily due to an increase of $28.0 million in performance fees that were not passed through as compensation expense, primarily at EnTrustPermal, Western Asset, and Martin Currie, which was offset in part by a $9.9 million decrease in pass through performance fees at Clarion Partners. A 1% increase in average AUM also contributed to the increase.

Operating expenses increased $196.5 million, to $820.4 million for the three months ended December 31, 2017, as compared to $623.9 million for the three months ended September 30, 2017, as a result of the $195.0 million impairment charge related to the EnTrustPermal indefinite-life fund managements contracts asset recognized in the three months ended December 31, 2017.

Non-operating expense, net, decreased $4.6 million, to $13.5 million for the three months ended December 31, 2017, as compared to $18.1 million for the three months ended September 30, 2017, primarily due to an increase in non-operating income of CIVs, which has no impact on Net Income Attributable to Legg Mason, Inc., as the gains are fully attributable to noncontrolling interests.

Operating margin was (3.4)% for the three months ended December 31, 2017, as compared to 18.8% for the three months ended September 30, 2017, reflecting the impact of the non-cash impairment charge recognized in the three months ended December 31, 2017, as discussed above.

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

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	December 31, 2017	September 30, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Operating Revenues, GAAP basis	$793,090	$768,338	$715,241	$2,355,270	$2,163,776
Plus (less):
Pass-through performance fees	(9,970)	(19,874)	(2,250)	(95,275)	(52,681)
Operating revenues eliminated upon consolidation of investment vehicles	283	23	360	350	386
Distribution and servicing expense, excluding consolidated investment vehicles	(124,071)	(123,578)	(123,326)	(369,998)	(376,722)
Operating Revenues, as Adjusted	$659,332	$624,909	$590,025	$1,890,347	$1,734,759

Operating Income, GAAP basis	$(27,333)	$144,419	$111,166	$224,291	$312,354
Plus (less):
Gains on deferred compensation and seed investments, net	4,333	4,824	1,474	14,585	9,072
Impairment of intangible assets	195,000	—	35,000	229,000	35,000
Amortization of intangible assets	6,071	6,082	7,277	18,492	19,251
Contingent consideration fair value adjustments	739	—	(14,500)	(15,811)	(39,500)
Operating loss of consolidated investment vehicles, net	722	128	360	917	609
Operating Income, as Adjusted	$179,532	$155,453	$140,777	$471,474	$336,786

Operating Margin, GAAP basis	(3.4)%	18.8%	15.5%	9.5%	14.4%
Operating Margin, as Adjusted	27.2	24.9	23.9	24.9	19.4

Operating Margin, as Adjusted, for the three months ended December 31, 2017, September 30, 2017, and December 31, 2016, was 27.2%, 24.9%, and 23.9%, respectively. Operating Margin, as Adjusted, for each of the three months ended December 31, 2017 and September 30, 2017, was reduced by 0.2 percentage points, and for the three months ended December 31, 2016, was reduced by 0.5 percentage points, due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust.

Operating Margin, as Adjusted, for the nine months ended December 31, 2017 and 2016, was 24.9% and 19.4%, respectively. Operating Margin, as Adjusted, for the nine months ended December 31, 2017 and 2016, was reduced by 0.3 percentage points and 2.3 percentage points, respectively, due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust. Operating Margin, as Adjusted, for the nine months ended December 31, 2016, was also reduced by 1.0 percentage points due to acquisition-related costs incurred in connection with the Clarion Partners and EnTrust acquisitions, and 0.9 percentage points due to the charge associated with the implementation of the Clarion Partners management equity plan.

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

We previously disclosed Adjusted EBITDA that conformed to calculations required by our debt covenants, which adjusted for certain items that required cash settlement that are not part of the current definition. The calculation of Adjusted EBITDA, is as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	December 31, 2017	September 30, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Cash provided by (used in) operating activities, GAAP basis	$117,323	$289,329	$209,102	$293,072	$346,961
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	28,503	28,343	28,534	85,176	78,927
Current tax expense	8,823	9,662	(2,981)	24,557	11,925
Net change in assets and liabilities	25,077	(145,656)	(108,242)	92,744	21,346
Net change in assets and liabilities of consolidated investment vehicles	21,873	1,235	43,732	54,897	(15,041)
Net income attributable to noncontrolling interests	(19,324)	(11,960)	(13,088)	(43,901)	(45,067)
Net gains (losses) and earnings on investments	(4,163)	1,491	2,432	2,874	(959)
Net gains on consolidated investment vehicles	8,225	2,094	1,458	11,316	9,892
Other	663	194	(638)	934	(1,137)
Adjusted EBITDA	$187,000	$174,732	$160,309	$521,669	$406,847

Adjusted EBITDA for the three months ended December 31, 2017, September 30, 2017, and December 31, 2016, was $187.0 million, $174.7 million, and $160.3 million, respectively. The increase for both the three months ended December 31, 2017, as compared to the three months ended September 30, 2017, and the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, was primarily due to an increase in net income, adjusted for non-cash items.

Adjusted EBITDA for the nine months ended December 31, 2017 and 2016, was $521.7 million and $406.8 million, respectively. The increase was primarily due to an increase in net income, adjusted for non-cash items, largely the result of a reduction in acquisition and transition-related costs incurred in connection with the acquisitions of Clarion Partners and EnTrust, and the net impact of increased operating revenues.

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

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. However, we have executed total return swap arrangements with investors in two ETFs, and as a result we receive the related investment gains and losses on the ETFs and are required to consolidate these ETFs. At December 31, 2017, the total return swap notional values aggregate $51.1 million. Otherwise, we have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs and other consolidated sponsored investment products beyond our investments in and investment advisory fees generated from these products, which are eliminated in consolidation. Additionally, creditors of the CIVs and other consolidated sponsored investment products have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At December 31, 2017, cash and cash equivalents, total assets, long-term debt, net, and stockholders' equity were $0.7 billion, $8.1 billion, $2.2 billion and $3.8 billion, respectively. Total assets include amounts related to CIVs and other consolidated sponsored investment products of $0.1 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows for the nine months ended December 31 (in millions):

	2017	2016
Cash flows provided by operating activities	$293.1	$347.0
Cash flows used in investing activities	(18.6)	(1,014.9)
Cash flows provided by (used in) financing activities	(332.9)	28.7
Effect of exchange rate changes	5.0	(0.4)
Net change in cash and cash equivalents	(53.4)	(639.6)
Cash and cash equivalents, beginning of period	733.7	1,329.1
Cash and cash equivalents, end of period	$680.3	$689.5

Cash inflows provided by operating activities during the nine months ended December 31, 2017, were $293.1 million, primarily related to Net Income, adjusted for non-cash items, including the $213.7 million tax benefit recognized in connection with the enactment of the Tax Law, offset in part by payments for accrued and deferred compensation. Cash inflows provided by operating activities during the nine months ended December 31, 2016, were $347.0 million, primarily related to Net Income, adjusted for non-cash items.

Cash outflows used in investing activities during the nine months ended December 31, 2017, were $18.6 million, primarily related to payments made for fixed assets, offset in part by returns of capital received on certain investments in partnerships and limited liability companies. Cash outflows used in investing activities during the nine months ended December 31, 2016, were $1.0 billion, primarily related to payments associated with the acquisitions of Clarion Partners and EnTrust.

Cash outflows used in financing activities during the nine months ended December 31, 2017, were $332.9 million, primarily related to the purchase of 6.6 million shares of our common stock for $253.6 million through open market purchases, the purchase of 5.6 million shares of our common stock from Shanda Asset Management Investment Limited ("Shanda") for $225.5 million, as further discussed below, and dividends paid of $76.0 million, offset in part by $225.5 million of borrowings under our unsecured credit agreement (as amended from time to time, the "Credit Agreement") to fund the purchase of our shares from Shanda. Cash inflows provided by financing activities during the nine months ended December 31, 2016, were $28.7 million, primarily related to $482.4 million of net proceeds from the issuance of the 5.45% 2056 Notes in August 2016, offset in part by the purchase of 9.1 million shares of our common stock for $291.7 million, net redemptions and distributions of $41.7 million related to noncontrolling interests, dividends paid of $66.2 million and the net repayment of $40 million outstanding on our Credit Agreement.

During the nine months ended December 31, 2017, we entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored ETFs, which resulted in investments in the ETFs by those financial intermediaries in the aggregate amount of $48.7 million. These total return swap arrangements are intended to enable us to expedite third-party distribution platform access for the product. We intend to continue to grow our ETF business over the next 12 months, and may enter into similar arrangements in connection with gaining distribution platform access for additional products.

We expect that over the next 12 months cash generated from our operating activities and available cash on hand, together with potential additional transactions similar to the total return swaps described above, will be adequate to support our operating cash needs, planned share repurchases, and the repayment of borrowings under our Credit Agreement. We currently intend to utilize our available resources for any number of potential activities, including, but not limited to, acquisitions, repurchases of shares of our common stock, seed capital investments in new and existing products, repayment of outstanding debt, or payment of increased dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

Acquisitions
As of December 31, 2017, we had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining aggregate contingent consideration and the Contingent consideration liability (in millions) for each of our acquisitions. Additional details regarding contingent consideration for each significant recent acquisition are discussed below.

	RARE Infrastructure	Martin Currie		QS Investors	Other	Total
Maximum Remaining Contingent Consideration(1)	$82.8	$439.3		$23.4	$1.9	$547.4
Contingent consideration liability
Current Contingent consideration	$—	$13.0	(2)	$3.6	$—	$16.6
Non-current Contingent consideration	2.2	—		—	1.9	4.1
Balance as of December 31, 2017	$2.2	$13.0		$3.6	$1.9	$20.7

(1)	Using the applicable exchange rate as of December 31, 2017 for amounts denominated in currencies other than the U.S. dollar.

(2)	Exclusive of net pension liability of $38.1 million and other obligations, all of which are accounted for separately.

As further described below, we may be obligated to settle noncontrolling interests related to certain affiliates. The following table presents a summary of our affiliate noncontrolling interests (in millions), excluding amounts related to management equity plans, as of December 31, 2017. The ultimate timing of noncontrolling interest settlements are too uncertain to project with any accuracy.

	EnTrustPermal	Clarion Partners	RARE Infrastructure	Other	Total
Affiliate noncontrolling interests as of December 31, 2017	$398.1	$114.2	$69.6	$1.5	$583.4

On August 17, 2016, we acquired a majority interest in Financial Guard. Contingent consideration of up to $3 million was potentially due one year after the closing date; however, no such payment was due based on relevant financial metrics. We also committed to contribute up to $5 million of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, of which $2.5 million has been paid as of December 31, 2017.

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

On December 31, 2015, Martin Currie acquired certain assets of PK Investments. In December 2017, we paid all contingent consideration due of $3.2 million.

On October 21, 2015, we acquired a majority interest in RARE Infrastructure. Contingent consideration may be due March 31, 2018, aggregating up to approximately $82.8 million (using the foreign exchange rate as of December 31, 2017 for the maximum 106 million Australia dollar amount per the contract), dependent on the achievement of certain net revenue targets, and subject to potential catch-up adjustments extending through March 31, 2019. Noncontrolling interests of 25% of the outstanding equity are subject to put and call provisions that may result in future cash outlays.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. A contingent consideration payment may be due on March 31, 2018, aggregating up to approximately $439.3 million (using the foreign exchange rate as of December 31, 2017 for the maximum £325 million contract amount), inclusive of the payment of certain potential pension and other obligations, and dependent on the achievement of certain financial metrics at March 31, 2018, as specified in the share purchase agreement. Actual payments to be made may also include amounts for certain potential pension and other obligations that are accounted for separately. In addition, in connection with a review by the Pensions Regulator in the U.K. ("the Regulator") of the pension plan's current structure and funding status, Martin Currie, the trustees of the pension and the Regulator have agreed to a revised plan structure, including the redomiciliation of the plan in the U.K., additional guarantees, and following the application of any contingent consideration payments toward the pension deficit, provisions for accelerated funding of a portion of any remaining benefit obligation in certain circumstances.

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

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with Royce. Under this management equity plan, as of December 31, 2017, noncontrolling interests equivalent to 19.0% in the Royce entity have been issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). As of December 31, 2017, the estimated redemption value for units under management equity plans aggregated $70 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Future Outlook
As of December 31, 2017, we had approximately $400 million in cash and cash equivalents in excess of our working capital and regulatory requirements. On December 22, 2017, we purchased 5.6 million shares of our common stock from Shanda for $225.5 million. The share purchase was funded using $225.5 million of borrowings under our Credit Agreement. The aggregate purchase of $225.5 million is effectively an acceleration of our authorized share repurchase program for the next three quarters, and as a result, we do not intend to purchase shares in the market prior to the third quarter of fiscal 2019. Until October 2018, we will apply funds that otherwise would have been allocated to share purchases to repay the amounts borrowed under our Credit Agreement in connection with the purchase of shares from Shanda. Excluding the purchase of shares from Shanda, during the nine months ended December 31, 2017, we retired $266.7 million of shares, including $13.1 million of shares retired under net share settlements for annual deferred compensation award vesting, and made dividend payments totaling $76.0 million. As of December 31, 2017, we have approximately $275 million of available borrowing capacity under our Credit Agreement, which terminates in December 2020, and can be increased by another $500 million with the approval of the lenders. While we do not currently expect to raise incremental debt or equity financing over the next 12 months, we intend to grow our ETF business and are exploring various options to facilitate the launch of and provide capital to these new products. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts available under our Credit Agreement, such as an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing future share repurchases, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

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

As previously discussed, on December 20, 2017, our Board of Directors approved the purchase of $225.5 million of our common stock from Shanda, utilizing the remaining $169.0 million of common stock available for repurchase as authorized on January 30, 2015, and authorizing the purchase of an additional $56.5 million of common stock to complete the transaction. As of December 31, 2017, further purchases of our common stock have not been authorized.

Our liquid assets include cash, cash equivalents, and certain current investment securities. As of December 31, 2017, our total liquid assets of approximately $890 million, included $360 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries were not significant. In order to increase our cash available in the U.S. for general corporate purposes, we plan to utilize up to approximately $210 million of foreign cash over the next several years, of which $4.3 million is accumulated foreign earnings with the remainder provided from forecasted future earnings. Any additional tax provision associated with these repatriations was previously recognized and adjusted to reflect the impact of the recently enacted Tax Law. No further repatriation of accumulated prior period foreign earnings is currently planned.

After the Tax Law, our preliminary estimate of our future annual effective tax rate is between 22% and 26%. The actual impact of the Tax Law on us and our actual future effective tax rates may materially differ from these estimates, due to, among other things, changes in interpretations and assumptions we have made in determining these estimates, guidance that may be issued by the IRS with respect to the Tax Law and actions we may decide to take in the future.

Other
As of December 31, 2017, less than 1% of total assets (4% of financial assets at fair value) and less than 1% of total liabilities (90% of financial liabilities measured at fair value) meet the definition of Level 3.

On January 30, 2018, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.28 per share, payable on April 16, 2018.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs and other consolidated sponsored investment products, as we are not responsible or liable for these obligations:

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Contractual Obligations
Short-term borrowings by contract maturity(1)	$225.5	$—	$—	$—	$—	$—	$225.5
Long-term borrowings by contract maturity	—	—	250.0	—	—	2,000.0	2,250.0
Interest on long-term borrowings and credit facility commitment fees	47.0	114.3	109.7	106.1	105.4	2,272.8	2,755.3
Minimum rental and service commitments	36.7	124.2	108.3	95.6	92.3	199.1	656.2
Total Contractual Obligations	309.2	238.5	468.0	201.7	197.7	4,471.9	5,887.0
Contingent Obligations
Payments related to business acquisitions:(2)
Martin Currie	439.3	—	—	—	—	—	439.3
RARE Infrastructure	82.8	—	—	—	—	—	82.8
Other	—	24.0	0.7	0.6	—	—	25.3
Total payments related to business acquisitions	522.1	24.0	0.7	0.6	—	—	547.4
Total Obligations(3)(4)(5)(6)	$831.3	$262.5	$468.7	$202.3	$197.7	$4,471.9	$6,434.4

(1)	Represents borrowings under our revolving credit facility which does not expire until December 2020.

(2)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of December 31, 2017, for amounts denominated in currencies other than the U.S. dollar. The related contingent consideration liabilities had an aggregate fair value of $20.7 million as of December 31, 2017, net of certain potential pension and other obligations related to Martin Currie. See Notes 3 and 9 of Notes to Consolidated Financial Statements.

(3)
The table above does not include approximately $37.1 million in capital commitments to investment partnerships in which we are a limited partner, which will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2029; $100 million of co-investment commitment associated with the Clarion Partners acquisition, which will be funded after the second anniversary of the transaction closing; or up to approximately $2.5 million of remaining additional working capital commitment associated with the Financial Guard acquisition, which will be funded over the period ending in August 2018.

(4)
The table above does not include amounts for uncertain tax positions of $54.7 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(5)
The table above does not include redeemable noncontrolling interests related to minority equity interests in our affiliates and affiliate management equity plans with key employees of Clarion Partners and ClearBridge of $613.9 million as of December 31, 2017, because the timing and amount of any related cash outflows cannot be reliably estimated. Redeemable noncontrolling interests of CIVs of $113.8 million as of December 31, 2017, are also excluded from the table above because we have no obligations in relation to these amounts. Potential obligations arising from the ultimate settlement of awards under the affiliate management equity plan with key employees of Royce are also excluded due to the uncertainty of the timing and amounts ultimately payable. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

(6)	The table above excludes net pension liability $38.1 million due to the uncertainty of the timing and amounts ultimately payable.

Critical Accounting Policies
The following Critical Accounting Policies have been updated from our Annual Report on Form 10-K for the year ended March 31, 2017.

Intangible Assets and Goodwill

Balances as of December 31, 2017, are as follows (in thousands):

Amortizable asset management contracts	$164,928
Indefinite-life intangible assets	3,567,655
Trade names	68,302
Goodwill	1,925,650
$5,726,535

Our identifiable intangible assets consist primarily of asset management contracts, contracts to manage proprietary mutual funds, hedge funds or funds-of-hedge funds, and trade names resulting from acquisitions. Asset management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. Contracts to manage proprietary mutual funds, hedge funds or funds-of-hedge funds are indefinite-life intangible assets because we assume that there is no foreseeable limit on the contract period due to the likelihood of continued renewal at little or no cost. Similarly, trade names are considered indefinite-life intangible assets because they are expected to generate cash flows indefinitely.

In allocating the purchase price of an acquisition to intangible assets, we must determine the fair value of the assets acquired. We determine fair values of intangible assets acquired based upon projected future cash flows, which take into consideration estimates and assumptions including profit margins, growth and/or attrition rates for acquired contracts based upon historical experience and other factors, estimated contract lives, discount rates, projected net client flows and market performance. The determination of estimated contract lives requires judgment based upon historical client turnover and attrition rates and the probability that contracts with termination provisions will be renewed. The discount rate employed is a weighted-average cost of capital that takes into consideration a premium representing the degree of risk inherent in the asset, as more fully described below.

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

We completed our annual impairment tests of goodwill and indefinite-life intangible assets and our periodic impairment review of amortizable intangible assets as of December 31, 2017. As a result of these impairment tests, our combined EnTrustPermal indefinite-life funds management contracts asset was determined to be partially impaired, resulting in a pre-tax operating charge of $195 million. Neither goodwill nor any other intangible assets were deemed to be impaired. Details of our intangible assets and goodwill and the related impairment tests follow. As a result of uncertainty regarding future market conditions, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment.

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

As of December 31, 2017, the cumulative undiscounted cash flows related to the EnTrust separate account contracts amortizable asset exceeded the carrying value of $52 million by 4%. Future decreases in our cash flow projections, resulting from actual results, or changes in assumptions due to client attrition and the related reduction in revenues, investment performance, market conditions, or other factors, may result in impairment of this asset. There can be no assurance that future client attrition, asset outflows, market uncertainty, or other factors, will not produce an impairment in this asset.

As of December 31, 2017, the fair value of the RARE Infrastructure separate account contracts amortizable asset exceeded the carrying value of $10 million by 2%. Despite the excess of fair value over the related carrying value, future decreases in our cash flow projections, resulting from actual results, or changes in assumptions due to client attrition and the related reduction in revenues, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that continued client attrition, asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset.

During the three months ended June 30, 2017, projected revenues related to the RARE Infrastructure separate account contacts amortizable asset declined due to losses of separate account AUM and other factors, including the withdrawal of approximately $1.5 billion by an institutional client in June 2017. Based on revised attrition estimates, the remaining useful life of the acquired contracts was decreased from eight years to five years at June 30, 2017. As a result of the decline in projected revenues and the revised estimate of the remaining useful life, the amortized carrying value was determined to exceed its fair value and an impairment charge of $32 million was recorded during the three months ended June 30, 2017. The significant assumptions used in the cash flow analysis as of June 30, 2017 included projected AUM growth rates of 7%, attrition rates of 20%, and a discount rate of 16.5%.

The estimated remaining useful lives of amortizable intangible assets currently range from one to nine years with a weighted-average life of approximately 7.2 years.

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

Contracts that are managed and operated as a single unit, such as contracts within the same family of funds, are reviewed in aggregate and are considered interchangeable if investors can transfer between funds with limited restrictions. Similarly, cash flows generated by new funds added to the fund group are included when determining the fair value of the intangible asset. As further discussed in Note 3 of Notes to Consolidated Financial Statements, EnTrust has been combined with Permal to form EnTrustPermal, through common management, shared resources (including infrastructure, employees, and processes) and branding initiatives. Accordingly, after completing the annual impairment testing process in fiscal 2017, the indefinite-life funds management contracts asset related to the EnTrust acquisition was combined with the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business. The related carrying values and cash flows of the funds have been aggregated for impairment testing.

Projected cash flows are based on annualized cash flows for the applicable contracts projected forward 40 years, assuming annual cash flow growth from estimated net client flows and projected market performance. To estimate the projected cash flows, projected growth rates by affiliate are used to project their AUM. Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income, alternative, and liquidity) and by investment manager based upon, among other things, historical experience and expectations of future market and investment performance from internal and external sources. Currently, our market growth assumptions are 6% for equity, 3% for fixed income, 4% for alternative, and 0% for liquidity products, with a general assumption of 2% organic growth for all products, subject to exceptions for organic growth (contraction), generally in years one through five.

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

As of December 31, 2017, the combined EnTrustPermal fund management contracts asset accounted for approximately 11% of our indefinite-life intangible assets, and is supported by the combined EnTrustPermal fund management business. The past several years have seen declines in the traditional high net worth client funds-of-hedge funds business, including transfers of client funds from such products into EnTrustPermal separate account products. Further, funds-of-hedge fund managers are subject to certain market influences, as evidenced in EnTrustPermal's growth in institutional funds and separate accounts, adding additional uncertainty to our estimates. As a result, both the near-term and long-term growth assumptions for these contracts were reduced, which led to decreased projected cash flows from the business.

Based upon our projected discounted cash flow analyses, the EnTrustPermal fund management contracts asset carrying value of $596 million exceeded its fair value of $401 million, resulting in an impairment charge of $195 million for the excess. Base revenues related to the EnTrustPermal fund management contracts were assumed to have annual growth (contraction) rates ranging from (13)% to 6% (average: 5%). Given current experience, projected near-year cash flows reflect AUM outflows in years one, two, three, and four, and trend to modest AUM inflows in year five. Investment performance, including its expected impact on future asset flows, is a significant factor in our growth projections for the funds contracts. Our market performance projections are supported by the fact that our alternative assets have 5-year returns approximating 5%, and are further supported by industry statistics. The projected cash flows from the EnTrustPermal fund management contracts were discounted at 15.0%, reflecting the factors noted above. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions resulting from flow and AUM levels, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that asset flows, market uncertainty, or other factors will not produce an additional impairment in this asset, which could be significant.

As of December 31, 2017, the RARE Infrastructure mutual funds contracts asset of $133 million accounted for approximately 4% of our indefinite-life intangible assets. Based on our projected discounted cash flow analyses, the fair value of the mutual funds contracts asset exceeded its carrying value by 3%. For our impairment test, cash flows from the RARE Infrastructure mutual fund contracts were assumed to have long-term annual growth rates averaging approximately 7%, and reflect moderate AUM inflows in years 1 and 2. Projected cash flows of the RARE Infrastructure mutual fund contracts were discounted at 16.5%.

Assuming all other factors remain the same, our actual results and/or changes in assumptions for the RARE Infrastructure mutual fund contracts cash flow projections over the long-term would have to deviate more than 3% from projections, or the discount rate would have to be raised from 16.5% to 17.0%, for the asset to be deemed impaired. Despite the excess of fair value over the related carrying value, given the current uncertainty regarding future market conditions, it is reasonably possible that fund performance, flows and AUM levels may decrease in the near term such that actual cash flows from the RARE Infrastructure mutual funds contracts could deviate from the projections by more than 3% and the asset could be deemed to be impaired by a material amount.

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2.1 billion, account for approximately 60% of our indefinite-life intangible assets. As of December 31, 2017, approximately $560 billion of AUM, primarily managed by ClearBridge and Western Asset, are associated with this asset, with approximately 53% in equity AUM, 41% in fixed income AUM and 6% in liquidity AUM. Although our domestic mutual funds overall have maintained strong recent market performance, previously disclosed uncertainties regarding market conditions and asset flows and risks related to potential regulatory changes in the liquidity business, are reflected in our projected discounted cash flow analyses. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by a material amount. For our impairment test, cash flows from the domestic mutual fund contracts were assumed to have annual growth rates averaging approximately 7%, and reflect moderate AUM inflows in years 1 and 2. Projected cash flows of the domestic mutual fund contracts were discounted at 14.5%.

Trade names account for 2% of indefinite-life intangible assets and are primarily related to EnTrustPermal and Clarion Partners, which had carrying values of $29 million and $23 million, respectively. We tested these intangible assets using a relief from royalty approach and discounted cash flow methods similar to those described above for indefinite-life contracts.

As of December 31, 2017, the fair value of the EnTrustPermal trade name exceeded the carrying value of $29 million by 1%. The significant assumptions used in the cash flow analysis included projected annual revenue growth (contraction) rates of (14)% to 6% (average: 3%), a royalty rate of 1.5%, and a discount rate of 14.5%. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions resulting from flow and AUM levels, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset.

As a result of AUM losses and other factors, we tested the RARE Infrastructure trade name asset for impairment during the quarter ended June 30, 2017. The $5 million carrying value of the trade name exceeded its $3 million fair value, which resulted in a $2 million impairment. The significant assumptions used in the cash flow analysis as of June 30, 2017 included average projected annual growth rates of 8%, a royalty rate of 1.0% and a discount rate of 16.5%. As of December 31, 2017, the fair value of the trade name exceeded the carrying value by 19%. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions resulting from flow and AUM levels, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset.

As of December 31, 2017, the resulting fair values of our other trade name assets significantly exceeded the related carrying amounts.

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

Goodwill principally originated from the acquisitions of CAM, Permal, Royce, Martin Currie, RARE Infrastructure, Clarion Partners and EnTrust. The value of the reporting unit is based in part, on projected consolidated net cash flows, including all cash flows of assets managed in our mutual funds, closed-end funds and other proprietary funds, in addition to separate account assets of our managers.

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

We also perform a market-based valuation of our reporting unit value, which applies an average of EBITDA multiples paid in change of control transactions for peer companies to our EBITDA. The results of our two estimates of value for the reporting unit (the discounted cash flow and EBITDA multiple analyses) are compared and significant differences, if any, are assessed to determine the reasonableness of each value and whether any adjustment to either result is warranted. Once the values are accepted, the appropriately weighted average of the two reporting unit valuations (the discounted cash flow and EBITDA multiple analyses) is used as the implied fair value of our Global Asset Management reporting unit, which at December 31, 2017, exceeded the carrying value by 30%. Considering the relative merits of the details involved in each valuation process, we used an equal weighting of the two values for the December 2017 testing. Changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced AUM or other factors, could result in an impairment of goodwill, and such an impairment could potentially have a material impact on our results of operations and financial condition.

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

Recent market evidence regarding control premiums suggest values of 0% to 67%, with an average of 27%, as realistic and common and we believe such premiums to be a reasonable range of estimation for our equity value. Based on our analysis and consideration, we believe the implied control premium of 34% determined by our reporting unit value estimation at December 31, 2017, is reasonable in relation to the observed relevant market control premium values.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended December 31, 2017, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 4.        Controls and Procedures

As of December 31, 2017, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2017. The risk factor below has been updated to include activity for the nine months ended December 31, 2017.

Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets

Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the quarter ended December 31, 2017, we incurred an impairment charge associated with our combined EnTrustPermal indefinite-life fund management contracts asset of $195 million; and, during the quarter ended June 30, 2017, we incurred impairment charges associated with our RARE Infrastructure amortizable management contracts asset and trade name asset of $32 million and $2 million, respectively. Also, during the quarter ended December 31, 2016, we incurred impairment charges associated with our RARE Infrastructure amortizable management contracts asset and Permal trade name asset of $18 million and $17 million, respectively. Finally, during the quarter ended December 31, 2015, we incurred aggregate impairment charges of $371 million relating to the legacy Permal funds-of-hedge funds contracts, which was subsequently combined with the EnTrust fund management contracts asset to create the previously discussed EnTrustPermal fund management contracts asset, and Permal trade name assets. Changes in the assumptions underlying projected cash flows from the assets or reporting unit, resulting from market conditions, reduced assets under management ("AUM") or other factors, could result in an impairment of any of these assets.
As a result of AUM losses and other factors, we tested the RARE Infrastructure indefinite-life mutual fund contracts asset and trade name asset for impairment during the three months ended June 30, 2017. The assessed value of the RARE Infrastructure mutual fund contracts asset exceeded its carrying value by 7% and therefore was not impaired. The fair value of the trade name asset exceeded its carrying value, which resulted in the $2 million impairment discussed above. During the nine months ended December 31, 2017, no other triggering events required that we consider impairment tests of any of our other intangible assets or goodwill prior to our annual December 31 impairment tests.
We completed our annual impairment tests of goodwill and indefinite-life intangible assets as of December 31, 2017, and determined that the combined EnTrustPermal indefinite-life fund management contracts asset of $596 million was impaired by $195 million. The impairment charge was primarily the result of net client outflows from legacy high net worth fund products, including transfers of client funds from such products into EnTrustPermal separate accounts. There were no other impairments in the value of our indefinite-life intangible assets, amortizable management contracts assets or goodwill as of this date.
The domestic mutual fund contracts asset acquired in the 2005 acquisition of the Citigroup Asset Management business of $2.1 billion and the combined EnTrustPermal fund management contracts asset of $401 million account for approximately 60% and 11%, respectively, of our indefinite-life intangible assets, while the goodwill in our reporting unit aggregates $1.9 billion. As of December 31, 2017, we also had $1.1 billion of other indefinite-life intangible assets, which includes indefinite-life mutual funds contract assets of $505 million and $133 million, recorded at fair value in connection with the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015, respectively.
As a result of impairing the fund contracts and trade name assets discussed above, decreases in our cash flow projections or increases in the discount rates, resulting from actual results, or changes in assumptions due to market conditions, reduced AUM, less favorable operating margins, lower yielding asset mixes, and other factors, may result in further impairment of the RARE Infrastructure assets, the EnTrustPermal trade name or the EnTrustPermal fund management contracts asset. There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce additional impairment in some or all of these assets.
As of December 31, 2017, the estimated fair value of the EnTrustPermal trade name asset exceeded the carrying value by approximately 1% and the estimated fair value of the EnTrust amortizable management contracts intangible asset exceeded the carrying value by 4%. The carrying value of these assets remain sensitive to changes in actual results and assumptions. Therefore, market decreases, outflows or other changes in actual results or assumptions may result in an impairment of the EnTrustPermal trade name and/or the EnTrust amortizable management contracts asset, which could be significant.

Also, as of December 31, 2017, the estimated fair value of the RARE Infrastructure mutual fund contracts asset exceeded the carrying value by approximately 3%. Assuming all other factors remain the same, our actual results and/or changes in assumptions for the RARE Infrastructure mutual fund contracts cash flow projections over the long term would have to deviate by more than 3%, or the discount rate would have to increase from 16.5% to 17.0% for the asset to be deemed impaired. The carrying value of the RARE Infrastructure mutual fund contracts asset remains sensitive to changes in the actual results or assumptions noted above. Therefore, market decreases, outflows or other changes in actual results or the assumptions noted above may result in an impairment of the RARE Infrastructure mutual fund contracts assets.

The estimated fair value of our reporting unit exceeds its aggregate carrying value by 30% at December 31, 2017. Similar to intangible assets, changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced AUM or other factors, could result in an impairment of goodwill, and such an impairment could potentially have a material impact on our results of operations and financial condition.

There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce an additional impairment.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended December 31, 2017:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
October 1, 2017 through October 31, 2017	539	$36.01	—	$242,980,366
November 1, 2017 through November 30, 2017	1,920,406	38.52	1,920,328	169,018,810
December 1, 2017 through December 31, 2017	5,567,653	40.50	5,567,653	—
Total	7,488,598	$39.99	7,487,981

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.

(3)
On January 30, 2015, we announced that our Board of Directors approved a share repurchase authorization for up to $1 billion for additional repurchases of common stock. On December 20, 2017, our Board of Directors approved the purchase of $225.5 million of our common stock from Shanda Asset Management Investment Limited, utilizing the remaining $169.0 million available under this authorization and authorizing an additional purchase of $56.5 million to complete the transaction. As of December 31, 2017, further purchases of our common stock have not been authorized.

Item 6.        Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
10.1
Share Repurchase Agreement dated December 22, 2017 by and between Legg Mason, Inc. and Shanda Asset Management Investment Limited (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on December 22, 2017)

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2017, filed on February 5, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	February 5, 2018	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	February 5, 2018	/s/ Peter H. Nachtwey
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
10.1
Share Repurchase Agreement dated December 22, 2017 by and between Legg Mason, Inc. and Shanda Asset Management Investment Limited (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on December 22, 2017)

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2017, filed on February 5, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* These exhibits are management contracts or compensatory plans or arrangements.