Form 10-K
period 2018-03-31
LEGG MASON, INC.
filed 2018-05-30
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2018
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
As of September 30, 2017 the aggregate market value of the registrant's voting stock, consisting of the registrant's common stock, held by non-affiliates was $3,333,673,465.
As of May 25, 2018, the number of shares outstanding of the registrant's common stock was 85,459,843.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 31, 2018 are incorporated by reference into Part III of this Report.

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

Actual results may differ materially from those in forward-looking information due to various factors, some of which are beyond our control, including but not limited to those discussed below and those discussed under the heading "Risk Factors" and elsewhere in this Report on Form 10-K and our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Our future revenues may fluctuate due to numerous factors, such as: the total value and composition of our AUM; the mix of our AUM among our affiliates, asset classes, investment vehicles, client type and geography; the revenue yield of our AUM; the volatility and general level of securities prices and interest rates; the relative investment performance of company-sponsored investment funds and other asset management products both in absolute terms and relative to competing offerings and market indices; investor sentiment and confidence; general political and economic conditions; our ability to maintain investment management and administrative fees at current levels; competitive conditions in our business; the ability to attract and retain key personnel; the impact, extent and timing of technological changes and the adequacy of intellectual property, information and cyber security protection; and the introduction, withdrawal, success and timing of business initiatives, strategies and acquisitions.

Our future operating results are also subject to fluctuation for, among other things, the following: variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, changes in the percentages of revenues paid as compensation or other reasons; increases in distribution expenses; variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred by us to maintain our administrative infrastructure; unanticipated costs that may be incurred by Legg Mason from time to time to protect client goodwill, to otherwise support investment products, upon impairment of intangible assets or in connection with online litigation or regulatory proceedings; and the effects of acquisitions and dispositions, including changes in the expected amount of contingent payments to be made.

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial effect on our business and results of operations.

PART I
ITEM 1. BUSINESS.
General

Legg Mason is a global asset management firm that operates through nine independent asset management subsidiaries. Acting through our asset management subsidiaries, each of which generally markets its products and services under its own brand name, we provide investment management and related products and services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries.

Legg Mason, Inc. was incorporated in Maryland in 1981 to serve as a holding company for its various subsidiaries. The predecessor companies to Legg Mason trace back to Legg & Co., a Maryland-based broker-dealer formed in 1899. Our subsequent growth occurred primarily through internal expansion and the acquisition of asset management and broker-dealer firms. In December 2005, Legg Mason completed a transaction in which it sold its primary broker-dealer businesses to concentrate on the asset management industry. Legg Mason is an independent, publicly traded company, with no single majority shareholder and 90% of its Board of Directors consists of independent directors.

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

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our” and “Legg Mason” include Legg Mason, Inc. and its predecessors and subsidiaries, and the term “asset managers” refers to the asset management businesses operated by our subsidiaries. References to “fiscal year 2018” or other fiscal years refer to the 12-month period ended March 31st of the year specified.

Business Developments During the Fiscal Year Ended March 31, 2018

The asset management industry continues to experience disruption and challenges, including a shift to lower-fee passively managed products, increased fee pressure (including pressure arising from the shift to lower-fee passive products), regulatory changes, an increasing and changing role of technology in asset management services, the constant introduction of new products and services and the consolidation of financial services firms through mergers and acquisition. During fiscal year 2018, our focus on investing to improve lives and expanding client choice continued to drive strong sales, despite the ongoing trend of investor movement to passive strategies in certain portions of the industry.

During the course of this fiscal year, we expanded our investment offerings in response to demand for choice by:

•	offering new next generation products such as multi-asset class solutions and new vehicles, including the launch of six new exchange traded funds (“ETFs”);

•	completing a bolt-on acquisition adding new capabilities at Clarion Partners;

•	commercializing alternative products offered by our most recently acquired asset managers;

•	expanding our Alternative Distribution Strategies and Alternative Product teams with strategic hires; and

•	investing in technology to enhance our capabilities and expand choice for global investors.

During fiscal year 2018, we and our asset managers began to identify and pursue new and different ways to collaborate in order to leverage our combined scale and become more effective and efficient at delivering results for our clients and shareholders. We expect these activities to result in savings, much of which we intend to reinvest in our business.

See “Item 8. Financial Statements and Supplementary Data” for the revenues, net income and assets of Legg Mason, which operates in a single reportable business segment. See Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Report for our revenues generated in, and our long-lived assets (consisting primarily of intangible assets and goodwill) located in, each of the principal geographic regions in which we conduct business. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Report for our deferred tax assets in the U.S. and in all other countries, in aggregate.

Business Overview

Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored investment funds and retail separately managed account programs. Our corporate structure combines our nine asset managers, each with diverse perspectives and specialized expertise across asset classes and strategies, with a centralized global distribution platform focusing on retail distribution and additional distribution capabilities focused on institutional distribution at each of our asset managers. We help investors globally achieve better financial outcomes by expanding choice across investment strategies, vehicles and investor access through independent investment managers with diverse expertise in equity, fixed income, alternative and liquidity investments. Operating from asset management offices located in the United States, the United Kingdom and a number of other countries worldwide, we deliver our investment capabilities through varied products and vehicles and via multiple points of access, including directly and through various financial intermediaries. Our investment advisory services include discretionary and non-discretionary management of separate investment accounts in numerous investment styles for institutional and individual investors. Our investment products include proprietary mutual funds ranging from money market and other liquidity products to fixed income, equity and alternative funds managed in a wide variety of investment styles. We also offer other domestic and offshore funds to both retail and institutional investors, privately placed real estate funds and funds-of-hedge funds.

Our asset managers primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of AUM; accordingly, the fee income of each of our asset managers will typically increase or decrease as its average AUM increases or decreases. In addition, the fees on our AUM vary with the type of account managed, the amount of assets in the account, the asset manager and the type of client. Increases in AUM generally result from inflows of additional assets from new and existing clients and from appreciation in the value of client assets (including investment income earned on client assets and due to changes in currency exchange rates). Conversely, decreases in AUM generally result from client redemptions and declines in the value of client assets. Our AUM may also increase as a result of business acquisitions or decrease as a result of dispositions.

We earn performance fees under certain investment advisory contracts for exceeding performance benchmarks or hurdle rates. The largest portion of our performance fees is earned based on 12-month performance periods that end in differing quarters during the year, with a portion based on quarterly performance periods. We also earn performance fees on alternative products that are earned at the end of varying investment periods or in multiple-year intervals. For the fiscal years ended March 31, 2018, 2017 and 2016, of our $3.1 billion, $2.9 billion and $2.7 billion in total revenues, $227.8 million, $108.3 million and $42.0 million, respectively represented performance fees. During the fiscal years ended March 31, 2018 and 2017, $108.8 million and $60.8 million, respectively, of these performance fees were earned by Clarion Partners on assets invested with them prior to the closing of our acquisition of Clarion Partners in April 2016 and are passed through as compensation to Clarion Partners’ management team pursuant to the terms of the Clarion Partners acquisition agreement. Exclusive of the performance fees passed through as compensation to Clarion Partners’ management team, as of March 31, 2018, approximately 7% of our total long-term AUM was in accounts that were eligible to pay performance fees.

As of March 31 of each of the last three fiscal years, we had the following aggregate AUM (in billions, except percentages):

	Assets Under Management	Equity Assets	% of Total in Equity Assets	Fixed Income Assets	% of Total in Fixed Income Assets	Alternative Assets	% of Total in Alternative Assets	Liquidity Assets	% of Total in Liquidity Assets
2018	$754.1	$203.0	27%	$422.3	56%	$66.1	9%	$62.7	8%
2017	728.4	179.8	25	394.3	54%	67.9	9	86.4	12
2016	669.6	162.3	24	372.3	56	22.7	3	112.3	17
From time to time, our reported equity, fixed income or alternative assets under management may exclude assets that we are retained to manage on a short-term or temporary basis. Beginning in fiscal year 2017, we began reporting Alternative Assets as part of our AUM classifications. We currently define Alternative Assets as all AUM managed by Clarion Partners, EnTrustPermal, RARE Infrastructure or a small private equity business prior to its sale on March 31, 2017. All prior periods have been revised to present Alternative Assets.

We believe that market conditions and our investment performance are critical elements in our attempts to grow our AUM and business. When securities or real estate markets are increasing, our AUM will tend to increase because of market performance, resulting in additional asset management revenues. Similarly, if we can produce positive investment results and maintain competitive fee levels, our AUM will tend to increase. In addition, favorable market conditions or strong relative investment performance can result in increased inflows in assets from existing and new clients. Conversely, in periods when securities or real estate markets are weak or declining, or when we have not maintained competitive fee levels or have produced poor investment performance, absolute or relative to benchmarks or peers, it is likely to be more difficult to grow our AUM and business and, in such periods, our AUM and business may decline.

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

We conduct the majority of our business through our asset managers. Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily alternatives, equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries. As of March 31, 2018, we directly or indirectly owned all of the voting equity of Brandywine Global Investment Management, ClearBridge Investments, Martin Currie, QS Investors and Western Asset Management Company. Clarion Partners is 18% owned by its management team, EnTrustPermal is 35% owned by its chief executive officer, Royce is 19% owned by its management team, and RARE Infrastructure is 15% owned by its management team and 10% owned by a third party. In addition, the management teams at Clarion Partners and ClearBridge Investments each owns non-voting equity interests in the business which provide them with participation in any increase in the value of the business (subject to appropriate valuation discounts).

Each of our asset managers is generally operated as a separate business, in many cases with certain distribution functions being provided by our global distribution platform, that typically markets its products and services under its own brand name. Consistent with this approach, we have in place revenue sharing arrangements with certain of our asset managers: Brandywine Global Investment Management, ClearBridge Investments, RARE Infrastructure, Royce & Associates, and Western Asset Management Company, and/or certain of their key officers. Under the terms of these revenue sharing arrangements, a specified percentage of the asset manager's revenues, net of certain third party distribution expenses, is required to be distributed to the equity owners of the business and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, but excluding certain expenses such as amortization of acquired intangible assets and excluding income taxes. Specific compensation allocations are determined by the asset manager's management, subject to corporate management approval in certain cases. Although, without renegotiation, the revenue sharing arrangements impede our ability to increase our profit margins from these businesses, we believe these arrangements help us retain and attract talented employees. In addition, the revenue sharing arrangements provide management of these asset managers with incentives to (i) grow the asset managers' revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the revenues retained that is available to fund growth initiatives and for incentive compensation. In addition, the chief executive officer of EnTrustPermal and the management teams of Clarion Partners, ClearBridge, Royce and RARE Infrastructure have significant equity interests in the applicable company, which helps to align the interests of the management of those affiliates with the interests of our shareholders.

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

Western Asset Management Company is a leading global fixed income asset manager for institutional clients. Headquartered in Pasadena, California, Western Asset Management's operations include investment operations in New York City, the United Kingdom, Japan, Brazil, Australia and Singapore. Western Asset Management offers a broad range of products spanning the yield curve and encompassing the world's major bond markets, including a suite of limited duration and core products, emerging market and high yield portfolios, municipal portfolios and a variety of sector-oriented and global products. Western Asset Management also sub-advises U.S. mutual funds that are sponsored by third parties. Among the services Western Asset Management provides are management of separate accounts and U.S. mutual funds, one real estate investment trust, closed-end funds, international funds and other structured investment products. As of March 31, 2018, Western Asset Management managed assets with a value of $ 426.0 billion.

ClearBridge Investments is an equity asset management firm based in New York City that also has offices in Baltimore, Maryland and Wilmington, Delaware. ClearBridge Investments provides asset management services to certain of the equity funds (including balanced funds and closed-end funds) in the Legg Mason Funds, to retail separately managed account programs, to certain of our international funds and, primarily through separate accounts, to institutional clients. ClearBridge Investments also sub-advises U.S. mutual funds that are sponsored by third parties. ClearBridge Investments offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. Significant ClearBridge Investments investment styles include low volatility, high active shares and income solutions. In managing assets, ClearBridge Investments generally utilizes a bottoms-up, research intensive, fundamental approach to security selection that seeks to identify companies with the potential to provide solid economic returns relative to their risk-adjusted valuations. As of March 31, 2018, ClearBridge Investments managed assets with a value of $135.0 billion.

Brandywine Global Investment Management is a global asset management firm headquartered in Philadelphia, Pennsylvania with offices also in the United Kingdom, Canada and Singapore. Brandywine Global Investment Management provides investment advisory services primarily to separately managed accounts for institutional clients in a range of fixed income, including global and international fixed income, and equity investment strategies. Brandywine Global Investment Management also provides investment advisory services to high net worth clients through separately managed account programs, including various non-proprietary wrap accounts sponsored by third parties, and also sub-advises U.S. mutual funds that are sponsored by third parties. In addition, Brandywine Global Investment Management manages certain of our proprietary U.S. mutual funds and a number of our international funds. Brandywine Global Investment Management pursues a value investing approach in its management of both equity and fixed income assets. As of March 31, 2018, Brandywine Global Investment Management managed assets with a value of $76.3 billion.

Clarion Partners is a leading manager of real estate investment funds. Headquartered in New York, the firm has offices in Atlanta, Boston, Dallas, London, Los Angeles, São Paulo, Seattle and Washington, DC and offers a broad range of real estate strategies across the risk/return spectrum to institutional investors. Clarion Partners offers its services through institutional separate accounts and privately placed open-end funds. As of March 31, 2018, Clarion Partners managed assets with a value of $45.6 billion.

Martin Currie is an international equity specialist headquartered in Edinburgh, Scotland with additional offices in London, England and Melbourne, Australia. It manages active U.S. and international equity portfolios for a global client base of financial institutions, charities, foundations, endowments, pension funds, family offices, government agencies and investment funds. As of March 31, 2018, Martin Currie managed approximately $18.5 billion in AUM.

Royce is the investment advisor to all of The Royce Funds, a proprietary range of equity U.S. mutual funds and to certain of our international funds. In addition, Royce manages other pooled and separately managed accounts, primarily for institutional clients. Headquartered in New York City, Royce generally invests in smaller company stocks, using a value approach. Royce’s stock selection process generally seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce pursues securities that are priced below its estimate of the issuer’s current worth. As of March 31, 2018, Royce managed assets with a value of $16.6 billion.

EnTrustPermal is a leading global alternative asset manager specializing in providing investment solutions to public, corporate and multi-employer pension funds, foundations, endowments, sovereign wealth funds, insurance companies, private banks, family offices and high net worth individuals. EnTrustPermal has investment teams located in London, New York City and Paris and additional offices in Dubai, Hong Kong, Singapore and Nassau. As of March 31, 2018, EnTrustPermal managed assets with a value of $ 16.3 billion.

QS Investors is a customized solutions and global quantitative equities investment firm providing asset management and advisory services to a diverse array of institutional clients. Headquartered in New York City, QS Investors has developed approaches to integrating quantitative and behavioral investment insights and dynamically weighting opportunities in response to changing conditions in the economy and the market. QS Investors offers a broad spectrum of strategies which includes actively managed U.S. and Global equities, Liquid Alternatives, and Customized Solutions. As of March 31, 2018, QS Investors managed approximately $13.9 billion of AUM.

RARE Infrastructure is a global listed infrastructure investing specialist that manages domestic and international funds in three distinct strategies; RARE Infrastructure Value (a global strategy with a mix between income and capital returns), RARE Emerging Market (purely focused on emerging markets infrastructure) and RARE Infrastructure Income (a global strategy with a focus on distributing yield). Legg Mason holds a 75% ownership interest in the firm, the firm's management team holds a 15% equity stake and a third-party owner holds 10%. Headquartered in Sydney, Australia, RARE Infrastructure had approximately $4.2 billion in AUM as of March 31, 2018.

United States Funds

Mutual Funds

Our U.S. mutual funds primarily consist of two groups of proprietary mutual and closed-end funds (the “Legg Mason Funds” and the "Royce Funds"). The Legg Mason Funds invest in a wide range of domestic and international equity and fixed income securities utilizing various investment styles, including several money market funds. The Royce Funds invest primarily in smaller-cap company stocks using a value investment approach.

The Legg Mason Funds consist of 110 mutual funds and 28 closed-end funds in the United States, which are managed or sub-advised by Brandywine Global Investment Management, ClearBridge Investments, EnTrustPermal, Martin Currie, RARE Infrastructure, QS Investors and Western Asset Management. The mutual funds and closed-end funds within the Legg Mason Funds include 52 equity funds (including balanced funds) that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large- and mid-cap growth funds and international funds. The fixed income and liquidity mutual funds and the closed-end funds within the Legg Mason Funds include 58 funds that offer a wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. As of March 31, 2018 and 2017, the Legg Mason Funds included $149.1 billion and $147.1 billion in assets, respectively, in their mutual funds and closed-end funds, of which approximately 38% and 37%, respectively, were equity assets, approximately 45% and 40%, respectively, were fixed income assets, and approximately 17% and 23%, respectively, were liquidity assets. As of both March 31, 2018 and 2017, less than 1% of the assets in the Legg Mason funds were alternative assets.

The Royce Funds consist of 17 mutual funds and three closed-end funds, most of which invest primarily in smaller- cap company or micro-cap company stocks using a value approach. The funds differ in their approach to investing in smaller companies and the universe of securities from which they can select. As of March 31, 2018 and 2017, the Royce Funds included $13.8 billion and $15.4 billion in assets, respectively, substantially all of which were equity assets. The Royce Funds are distributed through non-affiliated fund supermarkets, Legg Mason Global Distribution, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in the Royce Funds are distributed only through insurance companies.

Exchange Traded Funds

The Legg Mason ETFs invest in a wide range of domestic and international equity securities. As of March 31, 2018, Legg Mason’s ETF lineup consisted of 13 ETFs with an aggregate AUM of approximately $815 million. Our ETFs are managed by ClearBridge Investments, Martin Currie, QS Investors, RARE Infrastructure, Royce and Western Asset Management. In fiscal 2019, Legg Mason expects to add to its ETF lineup managed by these and other affiliated asset managers. This lineup will include ETFs utilizing both passive and active management to invest in a wide spectrum of equity securities utilizing numerous investment styles, including broad fixed income and equity exposure, factor, sector exposure, fixed income and traditional security selection.

Private Funds

In addition to our U.S. mutual funds and ETFs, our asset managers sponsor and manage various unregistered, or “private” funds that are made available to qualified U.S. or non-U.S. investors, depending upon the product. Private funds are pooled investment vehicles that are exempt from local regulation and that are typically offered to sophisticated, high net worth investors, corporations, sovereign wealth funds, public pension plans and other pooled investment vehicles. Clarion Partners offers a broad range of privately placed funds invested primarily in equity and debt instruments of five major real estate property types. EnTrustPermal sponsors and manages a number of U.S. and non-U.S.-organized private funds that offer a wide range of alternative strategies. Brandywine Global Investment Management, ClearBridge Investments, Martin Currie, QS Investors, RARE Infrastructure and Western Asset also sponsor and manage a wide range of private fund offerings for qualifying U.S. and non-U.S. investors.

International Funds

Outside the United States, we manage, support and distribute numerous proprietary funds across a wide array of global fixed income, liquidity, equity and alternative investment strategies. Our international funds include a broad range of cross border funds that are domiciled in Ireland and are sold in countries across Asia, Europe and Latin America. Our international funds also include local fund ranges that are domiciled in the United Kingdom, Australia, Japan and Singapore and offered to investors in the country of domicile. Our international funds are distributed and serviced by Legg Mason Global Distribution, as discussed below. Our international funds, which include equity, fixed income, alternative, liquidity and balanced funds are primarily managed or sub-advised by Brandywine Global Investment Management, ClearBridge Investments, EnTrustPermal, QS Investors, Martin Currie, RARE Infrastructure, Royce and Western Asset Management. In the aggregate, we sponsored and managed 202 and 201 of these international funds, respectively at March 31, 2018 and 2017, which at those dates had an aggregate of approximately $86.8 and $95.0 billion in assets, respectively, of which approximately 24% and 22%, respectively, were equity assets, approximately 36% and 25%, respectively were fixed income assets, approximately 4% and 3%, respectively, were alternative assets and approximately 36% and 50%, respectively, were liquidity assets. The information above does not include the funds-of-hedge funds sponsored and managed by EnTrustPermal, the Brazil-domiciled funds managed by Western Asset Management or the privately placed real estate funds offered by Clarion Partners.

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

U.S. Distribution

The U.S. Distribution Group of Legg Mason Global Distribution employs a team of U.S. based sales, marketing and support staff that market, distribute and support our U.S. mutual funds, including the Legg Mason Funds, the Royce Funds, the Clarion Funds and the Legg Mason ETFs. We distribute the Legg Mason Funds directly and through a number of third-party distributors.

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

International Distribution

The International Distribution Group of Legg Mason Global Distribution employs a team of sales, marketing and support staff that markets, distributes and supports our international funds to individual and institutional investors across Asia (including Australia and Japan), Europe and the Americas. The International Distribution Group has sales teams operating out of distribution offices in 16 cities in 13 countries and distributing our cross border international funds globally and our international local fund ranges in their respective countries. The goal of our International Distribution Group is to be a global partner for firms that utilize or distribute asset management products around the world, but also to be viewed as a local partner through an understanding of the nuances and needs of each local market that they cover. These distributors seek to develop deep distribution relationships with retail banks, private banks, asset managers, fund platforms, pension plans and insurance plans. Our international distribution offices also work with our asset managers on a case-by-case basis to take advantage of preferences for local distributors or to meet regulatory requirements in distributing products and services into their local markets.

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

Employees

At March 31, 2018, 2017 and 2016, we had 3,275, 3,338 and 3,066 employees, respectively. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.

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

Regulation

The asset management industry is subject to extensive federal, state and international laws and regulations promulgated by various governments, securities exchanges, central banks and regulatory bodies that are intended to benefit and protect investors in products. In addition, our distribution activities also may be subject to regulation by international and U.S. federal agencies, self-regulatory organizations and securities commissions in those jurisdictions in which we conduct business. Due to the extensive laws and regulations to which we are subject, we must devote substantial time, expense and effort to remaining vigilant about, and addressing, legal and regulatory compliance matters. Moreover, regulatory changes in one jurisdiction often affect our business operations in other jurisdictions.

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

U.S. Executive Order

On February 3, 2017, a U.S. presidential executive order (the “Executive Order”) articulated certain core principles for regulating the U.S. financial system and directed the Secretary of the U.S. Department of the Treasury (the “U.S. Treasury”) to report to the President the extent to which existing laws, treaties, rules, regulations and policies promote, support or inhibit the federal regulation of the U.S. financial system in a manner consistent with the core principles. The Treasury has issued three (of an expected four) reports in response to the Executive Order (the “Treasury Reports”), which include a number of recommendations, the majority of which require further legislative or regulatory action in order to be implemented, that may affect our business or operations. The scope and potential impact of any regulatory changes resulting from the Executive Order and the Treasury Reports are unclear and we will continue to monitor the potential impact of the Executive Order on our business.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in the United States. The Dodd-Frank Act requires the adoption of extensive regulations and numerous regulatory decisions, many of which have been adopted and others of which will be forthcoming. We have implemented programs to address certain regulations adopted under Dodd-Frank, as well as financial reforms that have been introduced as part of the SEC’s investment company modernization initiatives. As certain limited aspects of Dodd-Frank and other rules are still being adopted, and the impact of the rules already adopted will become evident over time, it is not yet possible to predict the ultimate effects that the Dodd-Frank Act or subsequent implementing regulations and decisions will have on us.

Systemically Important Financial Institution (“SIFI”) Review

The Financial Stability Oversight Council (“FSOC”). has the authority to designate nonbank financial institutions as SIFIs. FSOC’s most recent statements generally indicate that it is focused on products and activities, rather than designation of entities, in its review of asset managers. The Treasury report on asset management, issued in October 2017, also expressed this view. In addition, in November 2017, Treasury made recommendations concerning the process by which FSOC designates nonbanks as SIFIs, further supporting a products and activities approach to addressing risks in asset management. If we are designated as a SIFI, we could become subject to direct supervision by the Federal Reserve System.

Both the Financial Stability Board (“FSB”), working with the International Organization of Securities Commissions (“IOSCO”), and FSOC, are considering potential systemic risk related to asset management and are currently focused on a products and activities approach in their review of asset managers. In January 2017, the FSB announced its Policy Recommendations to Address Structural Vulnerabilities from Asset Management Activities, which concentrates primarily on products and activities and includes 14 recommendations largely focused on liquidity in open-end funds, leverage in funds, operational risk, and securities lending, certain of which IOSCO is expected to engage on in the future. The FSB has indicated that it may develop criteria for designation of nonbank non-insurers in the future to address “residual risks”. Any measures applied in relation to a global systemically important financial institution (“G-SIFI”) designation from the FSB would need to be implemented through existing regulatory processes and procedures by relevant national authorities.

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

Securities and Exchange Commission Review of Asset Managers and Mutual Funds

Our business may also be impacted by additional regulatory initiatives by the SEC. In October 2016, the SEC adopted new rules (as well as amendments to existing rules) to modernize the reporting and disclosure of information by registered investment companies, including (i) new monthly and annual reporting requirements for certain U.S. registered funds; (ii) enhanced reporting regimes for investment advisers; and (iii) implementing liquidity risk management programs for ETFs and open-end funds, other than money market funds. In February 2018 the SEC extended the compliance deadlines for certain provisions of the rules, although the original December 1, 2018 deadline for other provisions still applies. The rules will increase our public reporting and disclosure requirements, which could be costly. Any additional SEC oversight relating to the above, or the introduction of any new reporting, disclosure or control requirements could expose us to additional compliance costs and may require us to change how we operate our business.

Regulation of Exchange-Traded Funds

As part of a focus on financial stability issues and due to the significant growth of this product class over the last few years, regulators globally are examining the potential risks in ETFs, including risks related to transparency, liquidity and structural resiliency. There can be no assurance that structural or regulatory reforms, including potential rulemaking by the SEC, will be implemented in a manner favorable to us, or at all. Depending on the outcome of this renewed regulatory analysis, or any associated structural reforms, ETF products may become subject to increased regulatory scrutiny or restrictions, which may require us to incur additional compliance and reporting expenses and adversely affect our business.

Regulation of Swaps and Derivatives

The SEC, the Internal Revenue Service (“IRS”) and the Commodity Futures Trading Commission (“CFTC”) each continue to review the use of futures, swaps and other derivatives. Such reviews could result in regulations that further limit the use of such products by mutual funds. If adopted, these limitations could require us to change certain mutual fund business practices or to register additional entities with the CFTC, which could result in additional costs and/ or restrictions. In December 2015, the SEC proposed a new rule governing the use of derivatives and other financial commitment transactions by investment companies that, if enacted, would represent a fundamental change in the nature of the SEC's regulations governing the use of derivatives and other financial commitment transactions by investment companies. While not on the SEC’s current agenda for finalization, this proposal has the potential to require us to change or restrict certain investment strategies or practices and incur additional costs.

We also report certain information about several of our private funds to the SEC and certain information to the CFTC, under systemic risk reporting requirements adopted by both agencies. These reporting obligations have required, and will continue to require, investments in people and systems to assure timely and accurate reporting. The rules and regulations applicable to offshore funds, accounts and counterparties will require us to build and implement new compliance monitoring procedures to address the enhanced level of oversight to which we will be subject. These rule changes also introduce new requirements for centrally clearing certain swap, and eventually security-based swap, transactions and for executing certain swap, and eventually security-based swap, transactions on or through CFTC or SEC-registered trading venues. Jurisdictions outside the United States in which we operate also have adopted and implemented, or are in the process of considering, adopting or implementing more pervasive regulation of many elements of the financial services industry, which could further impact us and the broader markets. This includes the implementation of mandated central clearing of swaps in the European Union (“EU”) and the implementation of trade reporting, documentation, central clearing and other requirements in various jurisdictions globally.

SEC’s Proposals to Enhance Protections for Retail Investors

In April 2018, the SEC issued several proposals designed to enhance protections for retail investors in their relationships with financial professionals, including broker-dealers and investment advisers, with respect to both retirement and non-retirement accounts. The issuance of the SEC’s proposals followed a decision handed down in March 2018 by the U.S. Fifth Circuit Court of Appeals invalidating the U.S. Department of Labor’s “fiduciary rule” and related prohibited transaction class exemptions that had taken effect in June 2017. The most significant of the SEC’s proposals is a proposed “best interest” standard of conduct for broker-dealers and their representatives that would enhance the current “suitability” standard to which broker-dealers are subject by imposing an explicit care obligation and additional disclosure and conflict of interest mitigation or elimination requirements on broker-dealers that make securities recommendations to retail investors. The SEC’s proposed “best interest” standard contains certain elements that are comparable to some of the core principles that were reflected in the Department of Labor’s fiduciary rule and related exemptions. In addition to the proposed “best interest” standard for broker-dealers, the SEC has proposed an “interpretation” highlighting the fiduciary duties owed to clients by financial professionals who serve in an investment advisory capacity with respect to client accounts. We and our asset managers may be adversely impacted by the SEC’s regulatory initiatives in the retail investment space to the extent that they lead to changes in investment preferences on the part of financial intermediaries and investors and increased pressure on product fees and expenses.

Alternative Investment Fund Managers Directive

Our European business is impacted by the EU Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011. The AIFMD regulates managers of, and service providers to, a broad range of alternative investment funds (“AIFs”) domiciled within and (depending on the precise circumstances) outside the EU. The AIFMD also regulates the marketing of all AIFs inside the European Economic Area (“EEA”). The AIFMD is being implemented in stages, which run through 2018. Compliance with the AIFMD’s requirements restrict alternative investment fund marketing and impose additional compliance and disclosure obligations regarding remuneration, capital requirements, leverage, valuation, stakes in EU companies, depositaries, the domicile of custodians and liquidity management on us. We have incurred, and expect to continue to incur, additional expenses related to satisfying these new compliance and disclosure obligations and the associated risk management and reporting requirements.

MiFID II

We are subject to numerous regulatory reform initiatives in Europe. The United Kingdom and other European jurisdictions in which we operate have implemented through national legislation the Markets in Financial Instruments Directive (“MiFID”), which focused primarily on equities, to encourage trading across all asset classes to migrate onto open and transparent markets. MiFID II, which came into effect in January 2018, builds upon many of the initiatives introduced through MiFID. MiFID II has significant and wide-ranging impacts on EU securities and derivatives markets, including (i) enhanced investor protection and governance standards, (ii) prescriptive rules regarding the ability of asset management firms to receive and pay for investment research relating to all asset classes, (iii) rules on the identification and monitoring of target markets for MiFID financial instruments by MiFID investment firms who manufacture and/or distribute such instruments, (iv) enhanced regulation of algorithmic trading, (v) the movement of trading in certain shares and derivatives on to regulated execution venues, (vi) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (vii) restrictions on the use of so-called dark pool trading, (viii) the creation of a new type of trading venue called the Organized Trading Facility for non-equity financial instruments, (ix) new commodity derivative position limits and reporting requirements, (x) a move away from vertical silos in execution, clearing and settlement, (xi) an enhanced role for the European Securities and Markets Authority (“ESMA”) in supervising EU securities and derivatives markets and (xii) new requirements regarding non-EU investment firms’ access to EU financial market.

The United Kingdom has implemented rules regarding retail distribution review (the “RDR”) aimed at enhancing consumer protections, overhauling mutual fund fee structures and increasing professionalism in the retail investment sector. In order to achieve this, RDR requires advisory firms to explicitly disclose and separately charge clients for their services and clearly describe their services as either independent or restricted. It also requires individual advisers to adhere to consistent professional standards, including a code of ethics. Similarly, MiFID II contains a ban on certain advisers recovering commissions and other nonmonetary benefits from fund managers. These rules, if implemented, may lead to changes to the fees and commissions we are able to charge to our clients, as well as to our client servicing and distribution models.

Undertakings for Collective Investment in Transferable Securities

The EU has adopted directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS”) with respect to depositary functions, remuneration policies and sanctions. UCITS V, which came into effect in March 2016 with further measures implemented in October 2016, seeks to align the depositary regime, remuneration rules and sanctioning powers of regulators under UCITS with the requirements of the AIFMD. In addition, ESMA guidelines include rules relating to collateral management requirements for UCITS funds concerning collateral received in the context of derivatives using Efficient Portfolio Management (“EPM”) techniques (including securities lending) and over-the-counter derivative transactions. These rules required us to make a series of changes to collateral management arrangements applicable to the EPM of UCITS fund ranges and cause us to incur additional expenses associated with risk management and reporting requirements.

Revised EU Capital Requirements

EU regulators are considering how to design an appropriate capital regime for non-systemically important investment firms as the current regime is based upon banking requirements and has not been materially modified for asset managers. In December 2017, the European Commission published a legislative proposal addressed to the European Parliament and Council for a new Directive and new Regulation on prudential requirements for MiFID investment firms. The new legislative package is currently expected to come into effect in 2020 following agreement between the European Council and Parliament. Once implemented, any new requirements could result in significant changes to the methodology used to determine the amount of regulatory capital that we are required to hold in the EU.

Revised Retail Consumer Disclosure Requirements

EU legislators have introduced a new “Key Information Document” (“KID”), which is applicable where a retail consumer is sold Packaged Retail and Insurance-based Investment Products (“PRIIPs”) and which came into effect in January 2018. The KID must include specific information on costs, risks and performance. We are required to produce a KID for each fund in scope, as well as to make information available to distribution partners who sell these funds in the EU.

British Exit from the European Union

The United Kingdom (“U.K.”) held a referendum in June 2016 in which voters approved an exit from the EU ("Brexit"), which resulted in significant volatility in several international markets. On March 29, 2017, the U.K. delivered notice under Article 50 of the Lisbon Treaty of its intent to leave the EU, beginning a two-year negotiation period for the U.K. and the 27 remaining members of the EU to reach agreement on the terns of the exit. On March 23, 2018, the UK and the EU leaders endorsed a 21-month transition period beginning on March 29, 2019 and ending on December 31, 2020 and adopted negotiating guidelines on the future EU-UK relationship.  In general terms, this would preserve the current passporting regime within the EEA for UK fund and asset managers (such as Legg Mason) and products (such as UCITS funds) for a transitional period.   However, the terms of this transitional arrangement will not become legally binding unless by March 29, 2019, a formal withdrawal agreement between the UK and the EEA has been negotiated in full and agreed, ratified by the European Parliament and the European Council; and ratified by the UK (which is likely to require an Act of Parliament).

While the U.K. and the EU have agreed in principle to the terms of the transition period, the outcome of the negotiations between the U.K. and the EU and the long-term consequences of the resulting negotiations are uncertain. As a result of Brexit, we may incur additional costs due to having to locate more activities within the EU. There could also be changes to UK and EU immigration policies as a result of Brexit, which could lead to restrictions on the free movement of investment and support staff between the UK and the EU. We will continue to monitor the potential impact of Brexit on our business operations and financial condition.

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

The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers such as certain of our asset managers, including recordkeeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940 imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act of 1940 and the Investment Company Act of 1940, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Investment Advisers Act of 1940, the Investment Company Act of 1940 or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

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

Our broker-dealer subsidiaries are subject to regulations that cover all aspects of the securities business. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA. These self-regulatory organizations have adopted extensive regulatory requirements relating to matters such as sales practices, compensation and disclosure, and conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker- dealer, its officers or registered employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation or business of a broker-dealer. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of the regulated entity.

In addition, our asset managers also may be subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, particularly insofar as they act as a “fiduciary” or “investment manager” under ERISA with respect to benefit plan clients. ERISA imposes duties on persons who are fiduciaries of ERISA plan clients, and ERISA and related provisions of the Internal Revenue Code prohibit certain transactions involving the assets of ERISA plan and Individual Retirement Account (“IRA”) clients and certain transactions by the fiduciaries (and several other related parties) to such clients. In April 2016, the Department of Labor, which administers ERISA, issued a final fiduciary rule expanding the circumstances in which advice furnished to retirement investors will be treated as fiduciary in nature as well as related prohibited transaction class exemptions. The substantive provisions of the rule began to apply in June 2017. However, the applicability date of many conditions of the prohibited transaction exemptions accompanying the rule has been delayed until July 2019, while the DOL continues its re-examination of the rule and the prohibited transaction exemptions. The fiduciary rule and exemptions are focused on financial intermediaries who provide advice to institutional and retail retirement plan clients, including the third-party distributors who market and sell Legg Mason Funds and separately managed account program services, and mandate increased disclosure of financial intermediary compensation and mitigation of conflicts of interest. We and our asset managers may be adversely impacted by the fiduciary rule and exemptions to the extent that they lead to changes in financial intermediary and retirement plan investment preferences and increased pressure on product fees and expenses.

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

Existing International Regulation

In our international business, we have fund management, asset management, broker-dealer and distribution subsidiaries domiciled in a number of jurisdictions, including Australia, Brazil, Japan, Hong Kong, Ireland, Singapore, Taiwan and the United Kingdom that are subject to extensive regulation under the laws of, and to supervision by, governmental authorities and regulatory agencies in each of these jurisdictions. Our international subsidiaries are also authorized or licensed to offer their products and services in several other countries around the world, and thus are subject to the laws of, and to supervision by, governmental authorities in these additional countries. In addition, a subsidiary of EnTrustPermal, for which we have entered into an agreement to sell, is a Bahamas bank regulated by the Central Bank of the Bahamas. In some instances, our international subsidiaries are also affected by U.S. laws and regulations that have extra- territorial application. Our offshore proprietary funds are subject to the laws and regulatory bodies of the jurisdictions in which they are domiciled and, for funds listed on exchanges, to the rules of the applicable exchanges. Certain of our funds domiciled in Ireland are also registered for public sale in several countries around the world and are subject to the laws of, and supervision by, the governmental authorities of those countries. All of these non-U.S. governmental authorities generally have broad supervisory and disciplinary powers, including, among others, the power to set minimum capital requirements, to temporarily or permanently revoke the authorization to carry on regulated business, to suspend registered employees, and to invoke censures and fines for both the regulated business and its registered employees.

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

In addition, certain of our affiliates must comply with the pan-European regulatory regime established by MiFID, which became effective on November 1, 2007 and regulates the provision of investment services and activities throughout the wider EEA. MiFID, the scope of which is being enhanced through MiFID II, sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements.

The EU has adopted directives on the coordination of laws, regulations and administrative provisions relating to undertakings for UCITS with respect to depositary functions, remuneration policies and sanctions. UCITS are capable of being freely marketed throughout the EU with a single authorization in a member state - so-called passporting. UCITS V covers a range of matters relating to UCITS including the fund structure and domicile of UCITS, service providers to UCITS and marketing arrangements. and seeks to align the depositary regime, remuneration rules and sanctioning powers of regulators under UCITS with the requirements of the AIFMD. In addition, ESMA guidelines include rules relating to collateral management requirements for UCITS funds concerning collateral received in the context of derivatives using Efficient Portfolio Management (“EPM”) techniques (including securities lending) and over-the-counter derivative transactions. These rules required us to make a series of changes to collateral management arrangements applicable to the EPM of UCITS fund ranges and cause us to incur additional expenses associated with risk management and reporting requirements.

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

If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. From time to time, several of our asset managers have generated poor investment performance, on a relative basis or an absolute basis, in certain products or accounts that they managed, which contributed to a significant reduction in their AUM and revenues and a reduction in performance fees, and some of our asset managers currently face these issues. We face periodic performance issues with certain of our products, and there is typically a lag before improvements in investment performance produce a positive effect on asset flows. In addition, recently the asset management industry has experienced a weakening in the correlation between strong investment performance and increased asset flows. There can be no assurances as to when, or if, investment performance issues will cease to negatively influence our AUM and revenues.

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

We have experienced net outflows of equity AUM for the last 13 fiscal years due in part to investment performance issues. During fiscal years 2018 and 2017, we had $22.6 billion and $28.9 billion of net client outflows, respectively, primarily in liquidity assets in both years.

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

Our AUM can generate very different revenues per dollar of managed assets based on factors such as the type of asset managed (alternative assets and equity assets generally produce greater revenues than fixed income assets), the type of client (institutional clients generally pay lower fees than other clients), the type of asset management product or service provided and the fee schedule of the asset manager providing the service. A shift in the mix of our AUM from higher revenue- generating assets to lower revenue-generating assets may result in a decrease in our revenues even if our aggregate level of AUM remains unchanged or increases. A decrease in our revenues, without a commensurate reduction in expenses, will reduce our net income.

Our Mutual Fund Management Contracts May Not Be Renewed, Which May Reduce our Revenues and Net Income
A substantial portion of our revenue comes from managing U.S. mutual funds. We generally manage these funds pursuant to management contracts with the funds that must be renewed and approved by the funds' boards of directors annually. A majority of the directors of each mutual fund are independent from us. Although the funds' boards of directors have historically approved each of our management contracts, there can be no assurance that the board of directors of each fund that we manage will continue to approve the funds’ management contracts each year or will not condition its approval on the terms of the management contract being revised in a way that is adverse to us. If a mutual fund management contract is not renewed, or is revised in a way that is adverse to us, it could result in a reduction in our revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

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

In addition, as of March 31, 2018, a substantial portion of our invested assets consisted of securities and other seed capital investments. A decline in the value of alternatives, equity or fixed income securities could lower the value of these investments and result in declines in our non-operating income and net income. Increases or decreases in the value of these investments could increase the volatility of our earnings.

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

The low interest rate environment experienced in recent years adversely affected the yields of money market funds, which are based on the income from the underlying securities less the operating costs of the funds. When short-term interest rates are at or near zero, the operating expenses of money market funds may become greater than the income from the underlying securities, which reduces the yield of the money market funds to very low or negative levels. In addition, bank deposits may become more attractive to investors and money market funds could experience redemptions, which could decrease our revenues and net income. During the previous four fiscal years, we voluntarily waived certain fees or assumed expenses of money market funds for competitive reasons, such as to maintain competitive yields, which reduced our advisory fee income and net income. The actual amount of fees waived was dependent on a number of variables including, among others, changes in the net assets held by our money market funds, changes in market yields, changes in the expense levels of the funds, and our willingness to voluntarily continue such fee waivers. These fee waivers for competitive reasons resulted in approximately $22 million in reduced investment advisory revenues in fiscal year 2017. Given the current higher interest rate environment, fee waivers for competitive reasons did not continue into fiscal year 2018.

Competition in the Asset Management Industry Could Reduce our Revenues and Net Income

The asset management industry in which we are engaged is extremely competitive and we face substantial competition in all aspects of our business. We compete based on a number of factors including: investment performance, the level of fees charged, the quality and diversity of services and products provided, name recognition and reputation, and the ability to develop new investment strategies and products to meet the changing needs of investors. The introduction of new technologies, as well as regulatory changes, have altered the competitive landscape for asset managers, which may lead to fee compression or require us to spend more to modify or adapt our product offerings to attract and retain customers and remain competitive with products and services offered by other financial institutions, technology companies, trading, advisory or asset management firms. We compete with numerous international and domestic asset management firms and broker-dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other investment companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by our asset managers and have substantially more personnel and greater financial resources than we do. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. From time to time, our asset managers also compete with each other for clients and assets under management. Our competitors seek to expand market share in many of the products and services we offer. If our competitors successfully expand their market share to the detriment of our market share, our revenues and profitability could be adversely affected. Our ability to compete may be adversely affected if, among other things, our asset managers lose key employees or, as has been the case for certain of the products managed by our asset managers, under-perform in comparison to relevant performance benchmarks or peer groups.

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

We May Support Government and Retail Money Market Funds to Maintain Their Stable Net Asset Values, or Other Products We Manage, Which Could Affect our Revenues or Operating Results

Approximately 5% of our AUM as of March 31, 2018, consisted of assets in government or retail money market funds. Money market funds seek to preserve a stable net asset value. While the SEC has implemented rules requiring any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund that is registered under the Investment Company Act of 1940 to utilize market-based valuations to calculate a floating NAV, government and retail money market funds can continue using current pricing and accounting methods to seek to maintain a stable NAV. Market conditions could lead to severe liquidity or security pricing issues, which could impact the NAV of money market funds. If the NAV of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in AUM and reputational harm, which could have a material adverse effect on our revenues or net income.

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

Performance-Based Fee Arrangements May Increase the Volatility of our Revenues

A portion of our total revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset manager's ability to earn performance fees in future periods may be impaired. As of March 31, 2018, approximately 11% of our long-term AUM was in accounts or products that are eligible to earn performance fees. Performance fees earned on historic AUM in place as of the closing of the acquisition of Clarion Partners on April 13, 2016 are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement. We expect the pass through to phase out approximately five years post-closing. Exclusive of these performance fees, approximately 7% of our long-term AUM was in accounts that were performance fee eligible as of March 31, 2018. We earned $227.8 million, $108.3 million and $42.0 million in performance fees during fiscal years 2018, 2017 and 2016, respectively. Of the $227.8 million in performance fees earned during fiscal year 2018, $108.8 million was passed through to the Clarion Partners management team. An increase or decrease in performance fees, or in performance-based fee arrangements with our clients, could create greater fluctuations in our revenues.

We Rely Significantly on Third Parties to Distribute Mutual Funds and Certain Other Products

Our ability to market and distribute mutual funds and certain other investment products that we manage is significantly dependent on access to third-party financial intermediaries that distribute these products. These distributors are generally not contractually required to distribute our products, and typically offer their clients various investment products and services, including proprietary products and services, in addition to and in competition with our products and services. Relying on third-party distributors also exposes us to the risk of increasing costs of distribution, as we compensate them for selling our products and services in amounts that are agreed between them and us but which, in many cases, are largely determined by the distributor. There has been a recent trend of increasing fees paid to certain distributors in the asset management business, and certain of our distribution costs have increased as a result. While the third-party distributors are compensated for distributing our products and services, there can be no assurances that we will be successful in distributing our products and services through them. In addition, mergers and other corporate transactions among distributors may affect our distribution relationships. If we are unable to distribute our products and services successfully, it will adversely affect our revenues and net income, and any increase in distribution-related expenses could adversely affect our net income.

Our Funds-of-Hedge Funds Business Entails a Number of Additional Risks

EnTrustPermal operates a portion of its business in the international funds-of-hedge funds business, which is subject to a number of regulatory authorities and requirements in different jurisdictions. The funds-of-hedge funds business typically involves clients being charged fees on two levels - at the funds-of-funds level and at the underlying funds level. These fees may include management fees and performance fees. There can be no assurance that EnTrustPermal will not be forced to change its fee structures by competitive or other pressures or that EnTrustPermal's fee structures will not hamper its growth. The funds-of-hedge funds industry has been under significant pressure in recent years and has seen significant outflows. There can be no assurance that this pressure will not continue. In addition, EnTrustPermal may generate significant performance fees from time to time, which could increase the volatility of our revenues. See “Performance-Based Fee Arrangements May Increase the Volatility of our Revenues.”

Risks Related to our Company

Our Leverage May Affect our Business and May Restrict our Operating Results

At March 31, 2018, on a consolidated basis, we had approximately $2.3 billion in total indebtedness, and total stockholders' equity of $3.9 billion, and our goodwill and other intangible assets were $1.9 billion and $3.8 billion, respectively. We also have an additional $374.5 million of borrowing capacity available under our revolving credit facility. As a result of this substantial indebtedness, we are currently required to use a portion of our cash flow to service interest on our debt, which will limit the cash flow available for other business opportunities. In addition, these servicing obligations will increase in the future as the principal payments on this debt become due or if we incur additional indebtedness.

Our ability to make scheduled payments of principal, to pay interest, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control and by a variety of factors specific to our business.

The level of our indebtedness could:

•
limit our ability to obtain additional debt financing in the future or to borrow under our existing credit facilities (our principal bank debt facility requires that (i) our ratio of net debt (total debt less the amount of unrestricted cash in excess of the greater of subsidiary cash or $300M, the lesser of 50% of the aggregate  amount of our seed capital investments or $125M, and an amount equal to 50% of our hybrid capital securities) to Consolidated EBITDA (as defined therein) not exceed (a) 3.5 to 1 at any time during the period from January 1, 2017, through and including March 31, 2018, and (b) 3 to 1 at any other time., and (ii) our ratio of Consolidated EBITDA to total cash interest payments on certain Indebtedness (as defined therein) exceeds 4.0 to 1);

•	limit cash flow available for general corporate purposes due to the ongoing cash flow requirements for debt service;

•	limit our flexibility, including our ability to react to competitive and other changes in the industry and economic conditions; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

As of March 31, 2018, under the terms of our bank credit agreement our ratio of net debt to Consolidated EBITDA was 2.5 to 1 and our ratio of Consolidated EBITDA to interest expense was 6.2 to 1, and, therefore, Legg Mason was in compliance with its bank financial covenants. If our net income significantly declines for any reason, it may be difficult to remain in compliance with these covenants. Similarly, to the extent that we spend our available cash for purposes other than repaying debt or acquiring businesses that increase our EBITDA, we will increase our net debt to Consolidated EBITDA ratio. Although there are actions that we may take if our financial covenant compliance becomes an issue, there can be no assurance that Legg Mason will remain in compliance with its bank debt covenants.

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

We May Engage in Strategic Transactions That Could Create Risks

As part of our business strategy, we regularly review, are currently reviewing, and from time to time have discussions with respect to, potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions and “lift-outs” of portfolio management teams, some of which may be material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions. In addition, these transactions typically involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our reported earnings per share in the event acquired intangible assets or goodwill become impaired;

•	existence of unknown liabilities or contingencies that arise after closing; and

•	potential disputes with counterparties.

Acquisitions, related transactions and completed acquisitions pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.

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

Loss of Key Personnel Could Harm our Business

We are dependent on the continued services of our key asset management personnel and our management team, including our Chief Executive Officer. The loss of any of such personnel without adequate replacement could have a material adverse effect on us. Moreover, since certain of our asset managers operate with lean management teams and contribute significantly to our revenues and net income, the loss of even a small number of key personnel at these businesses could have a disproportionate impact on our overall business. Additionally, we need qualified managers and skilled employees with asset management experience in order to operate our business successfully. The market for experienced asset management professionals is extremely competitive and is increasingly characterized by the movement of employees among different firms. Due to the competitive market for asset management professionals and the success of some of our employees, our costs to attract and retain key employees are significant and will likely increase over time. From time to time, we may work with key employees to revise revenue sharing arrangements and other employment-related terms to reflect current circumstances, including in situations where a revenue sharing arrangement may result in insufficient revenues being retained by the subsidiary. In addition, since the investment track record of many of our products and services is often attributed to a small number of individual employees, and sometimes one person, the departure of one or more of these employees could cause the business to lose client accounts or managed assets, which could have a material adverse effect on our results of operations and financial condition. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations and financial results would be materially adversely affected.

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

Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt operations and cause financial losses

Our operations rely on the effectiveness of our information and cyber security policies, procedures and capabilities to provide secure processing, storage and transmission of confidential and other information in our computer systems, networks and mobile devices and on the computer systems, networks and mobile devices of third parties on which we rely. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices, and those of third parties on whom we rely, may be vulnerable to cyber-attacks, sabotage, unauthorized access, computer viruses, worms or other malicious code, phishing scams and other events that have a security impact. In addition, our interconnectivity with third-party vendors, advisors, central agents, exchanges, clearing houses and other financial institutions may be adversely affected if any of them are subject to a successful cyber-attack or other information security event. While we collaborate with clients, vendors and other third parties to develop secure transmission capabilities and protect against cyber-attacks, we cannot ensure that we or any third parties has all appropriate controls in place to protect the confidentiality of such information. In addition, our increased use of mobile and cloud technologies could heighten these and other operational risks and any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks, could disrupt our operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information.

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

There have been a number of recent highly publicized cases involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by terrorist organizations and hostile foreign governments. We have been the target of attempted cyber-attacks and must monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt our operations and adversely affect our business. Although we take protective measures and endeavors to strengthen our computer systems, software, technology assets and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective.

Any information security incident or cyber-attack against us or third parties with whom we are connected, including any interception, mishandling or misuse of personal, confidential or proprietary information, could result in material financial loss, loss of competitive position, regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may cause our revenue and earnings to decline.

We May Incur Charges Related to Leased Facilities

We continue to be exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. As of March 31, 2018, our future commitments from third parties under non-cancellable subleases were approximately $113 million, which in total, net of reserves, effectively offsets obligations under our leases for the properties. As of March 31, 2018, our total future lease commitments for office space that we vacated and are seeking to sublease were approximately $9 million, all of which was reserved through lease charges to our earnings in prior fiscal years. Under generally accepted accounting principles, at the time a sublease is entered into or space is deemed permanently abandoned, we must incur a charge equal to the present value of the amount by which the commitments under the lease exceeds the amount due, or amount expected to be received, under a sublease. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. There can be no assurance that we will not recognize additional lease-related charges, which may be material to our results of operations.

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

There can be no assurances that continued market uncertainty or asset outflows, or other factors, including the regulatory matter discussed in Note 18 of Notes to the Consolidated Financial Statements, will not produce additional impairments. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Intangible Assets and Goodwill” and “Note 18 of Notes to the Consolidated Financial Statements.”

Our Deferred Tax Assets May Not Be Fully Realizable

As of March 31, 2018, we had approximately $551 million in U.S. federal deferred tax assets, which represent tax benefits that we expect to realize in future periods. Under accounting rules, we are required to recognize a charge to earnings to reduce our deferred tax assets if it is determined that any future tax benefits are not likely to be realized before they expire. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated. Those resulting from foreign tax credits generally expire 10 years after they are generated. In order to realize these future tax benefits, we estimate that we must generate approximately $3.8 billion in future U.S. earnings, of which$1.3 billion must be foreign sourced earnings, before the benefits expire. There can be no assurances that we will achieve this level of earnings before some portion of these tax benefits expires. In addition, our belief that we will likely be able to realize these future tax benefits is based in part upon our estimates of the timing of other differences in revenue and expense recognition between tax returns and financial statements, certain planning strategies and our understanding of the application of tax regulations and ability to implement certain tax planning strategies, which may be revised to incorporate future changes in tax or accounting regulations. In addition, the value of our deferred tax assets is based on enacted corporate tax rates for future periods. Legislative changes related to these rates would require a measurement of our deferred tax assets in the period of enactment. On December 22, 2017, the U.S. government enacted a comprehensive tax legislation, H.R.1 “An Act to

Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Law”). The Tax Law makes broad and complex changes to the U.S. tax code, including, a lower corporate rate that resulted in a reduction of the value of our tax shield, which is our estimate of the future value of our tax benefits.

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

We Are Exposed to a Number of Risks Arising From our International Operations

Our asset managers operate in a number of jurisdictions outside of the United States on behalf of international clients. We have offices in numerous countries and many cross border and local proprietary funds that are domiciled outside the United States. Our international operations require us to comply with the legal requirements of various foreign jurisdictions, expose us to the political consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences which, among other things, make it more difficult to repatriate to the United States the cash that we generate outside the U.S. At March 31, 2018, our total liquid assets, which include cash, cash equivalents and certain current investment securities, were $942 million. These liquid assets included approximately $368 million of cash and investments held by our foreign subsidiaries, some of which, if repatriated, may be subject to material tax effects.

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

Legal and Regulatory Risks

Regulatory Matters May Negatively Affect our Business and Results of Operations

Our business is subject to regulation by various regulatory authorities around the world that are charged with protecting the interests of our clients. We could be subject to civil liability, criminal liability, or sanction, including revocation of our subsidiaries' registrations as investment advisers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, reputation, and business prospects. In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. Our profitability could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. In particular, we have incurred, and will continue to incur, significant additional costs as a result of regulatory changes affecting U.S. mutual funds, changes to European mutual fund regulation and recent changes to data privacy regulation in the U.K. and the EU come into effect in May 2018.

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

Instances of criminal activity and fraud by participants in the asset management industry, disclosures of trading and other abuses by participants in the financial services industry and significant governmental intervention and investment in the financial markets and financial firms have led the U.S. government and regulators to increase the rules and regulations governing, and oversight of, the U.S. financial system. This activity has resulted in changes to the laws and regulations governing the asset management industry and more aggressive enforcement of the existing laws and regulations. The ongoing revisions to the laws and regulations governing our business are an ongoing process. The cumulative effect of these actions may result in increased expenses, or lower management or other fees, and therefore adversely affect the revenues or profitability of our business.

Our Business Involves Risks of Being Engaged in Litigation, Regulatory Proceedings and Tax Disputes, Which May Result in Liability That Could Increase our Expenses and Reduce our Net Income

Many aspects of our business involve substantial risks of liability. In the normal course of business, our asset managers are from time to time named as defendants or co-defendants in lawsuits, or are involved in disputes that involve the threat of lawsuits, seeking substantial damages. We are also involved from time to time in governmental and self- regulatory organization investigations and proceedings, including the regulatory matter discussed in "Item 3 - Legal Proceedings" and Note 18 of Notes to Consolidated Financial Statements and the regulatory proceedings discussed in Note 8 of Notes to Consolidated Financial Statements. No assurances can be given as to how this existing regulatory matter, or any other regulatory matter, might be resolved or the effect it may have on us or our business. Any such resolution is subject to the final review and approval of the DOJ, the SEC Commissioners and Legg Mason's Board of Directors. In addition, we are involved in a tax dispute in Brazil arising from matters relating to the tax deductibility of goodwill amortization with respect to the Brazilian business of our subsidiary, Western Asset Management. The assessments that were subject to the dispute for the years 2007 and 2008 were withdrawn after we received a favorable ruling in administrative court. The assessments for the years 2009 through 2010 were recently upheld by the judgment of the same level administrative court (but by a different panel) that overruled the assessments for the previous period. We are in the process of appealing this result. The net amount of tax, interest and penalty at issue in the years subject to our appeal is over $15 million. Additionally, new assessments were issued for the years 2011 through 2014 and the net amount at issue in those years is over $28 million. It may take another three to five years or longer to achieve final resolution of this matter as it potentially could go through multiple levels of appeal. During that time, the current $43 million amount in dispute could increase due to additional interest accruals. While there can be no assurance of the timing or outcome of this dispute, or that we will receive additional favorable judgments in connection with this matter, we and our local advisors continue to believe that our tax position is correct, and it is more likely than not that we will not be required to pay the taxes in question or any related interest and penalties.

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

Insurance May Not Be Available on a Cost-Effective Basis to Protect us From Liability

We face the inherent risk of liability related to litigation from clients, third-party vendors or others and actions taken by regulatory agencies. To help protect against these potential liabilities, we purchase insurance in amounts, and against risks, that we consider appropriate, where such insurance is available at prices we deem acceptable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide us with coverage or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Insurance costs are impacted by market conditions and the risk profile of the insured and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We lease all of our office space. Our headquarters and certain other functions are located in an office building in Baltimore, Maryland, in which we currently hold under lease approximately 346,000 square feet, of which approximately 161,000 square feet has been subleased to third parties.

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

•
Western Asset Management’s headquarters is housed in an office building in Pasadena, California in which we occupy approximately 190,000 square feet and for which we are seeking tenants to sublease 9,300 square feet of the space; and

•
our distribution and administrative services subsidiaries occupy approximately 79,000 square feet in an office building located in Stamford, Connecticut in which we hold under lease approximately 137,000 square feet. 58,000 square feet has been subleased to a third party.

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

We expect that we will shortly complete negotiations with both the U.S. Department of Justice (“DOJ”) and the SEC staff to resolve a Foreign Corrupt Practices Act investigation concerning the activities of our former Permal business in connection with managing assets of Libyan governmental entities in structures established by a third-party financial institution.  Those investments were made in calendar years 2005 to 2007 and all were terminated no later than 2012.  The matter does not relate to any of our or our affiliates’ current business activities or client relationships and has focused on the actions of former employees of Permal who left that firm four or more years ago.  Based on discussions to date, we believe that any resolution of this matter will not result in restrictions on our or our affiliates’ ongoing business activities. We have accrued a $67 million charge to earnings for this matter in the year ended March 31, 2018, representing our current estimated liability for the settlement of the matter. This accrual reflects in part the net revenues of approximately $31 million earned by our former Permal business from managing assets of Libyan governmental entities. Any such resolution, including the actual amount of the payments required to ultimately settle this matter, which are uncertain and may be higher than the amounts we have currently accrued, are subject to the final review and approval of the DOJ, the SEC Commissioners and our Board of Directors.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

Information (not included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:

Frances Cashman, age 57, was appointed Global Head of Marketing and Communications in May 2017. Ms. Cashman is responsible for Legg Mason’s communications, marketing, digital experience and brand. Ms. Cashman joined Legg Mason in 1995 and except for a brief period at Stifel Nicholas from 2005 to 2010, has served in a variety of sales management roles for Legg Mason, including, most recently, Co-Head of US Sales.

Thomas K. Hoops, age 53, was appointed Executive Vice President and Head of Business and Product Development in January 2014. From March 2000 through January 2014, Mr. Hoops held a variety of positions at Wells Fargo Corporation and its predecessors, most recently as Head of Affiliated Managers at Wells Fargo Asset Management. Prior to joining Wells Fargo / Wachovia, he was a Managing Director at a boutique investment bank which specialized in M&A advisory services for emerging growth and middle-market companies and their owners. He began his career as a credit analyst at First Union National Bank in Charlotte.

Terence Johnson, age 45, was appointed Head of Global Distribution in March 2013 and elected Executive Vice President in April 2013. Since October 2012, he had been serving as interim Head of Global Distribution, overseeing U.S. Distribution, International Distribution, Global Product Development, Marketing, and Administration and Operations of the division. Prior to that, Mr. Johnson headed International Distribution at Legg Mason. Mr. Johnson joined Legg Mason in December 2005 from Citigroup Asset Management following its acquisition by Legg Mason.

John Kenney, age 53, was appointed Global Head of Affiliate Strategic Initiatives in April 2015. Mr. Kenney is a member of the board of directors of each of Legg Mason’s asset managers and provides ongoing strategic support and guidance on business development and operating issues. From 2002 until 2005, Mr. Kenney served in a variety of sales and sales management roles at Legg Mason, including as Managing Director, Co-National Sales Manager of the Legg Mason Fixed Income Capital Markets Group, the capital markets business sold by Legg Mason in 2005. He rejoined Legg Mason in 2011, serving in a variety of roles, including as a Managing Director in Legg Mason’s Corporate Strategy and Business Development Group and as the chief executive officer and head of Legg Mason Global Asset Allocation.

Patricia Lattin, age 53, was appointed Head of Global Human Resources in January 2009 and Chief Human Resources Officer in June 2017. Ms. Lattin oversees Legg Mason's Human Resources department and leads the firm's efforts in Corporate Social Responsibility and Philanthropy. Ms Lattin joined Legg Mason in 1997 and has served in a variety of positions in Legg Mason's Human Resources department, including Head of Employee Relations, Director of Human Resources Administration which included Director of Benefits and Director of Employment.

Thomas C. Merchant, age 50, was appointed General Counsel in March 2013 and elected Executive Vice President in April 2013. Mr. Merchant continues to serve as Corporate Secretary, a position he has held since 2008. Mr. Merchant oversees Legg Mason's legal and compliance departments. Mr. Merchant previously served as Corporate General Counsel and Deputy General Counsel. Mr. Merchant joined Legg Mason as Associate General Counsel in 1998.

Peter H. Nachtwey, age 62, was elected Chief Financial Officer and Senior Executive Vice President of Legg Mason in January 2011 when he joined the firm. From July 2007 through December 2010, Mr. Nachtwey served as Chief Financial Officer of The Carlyle Group, an alternative investment management firm, where he had responsibility for all of the financial and a number of the operational functions at the firm. Prior to The Carlyle Group, Mr. Nachtwey spent more than 25 years at Deloitte & Touche, LLP, an accounting firm, most recently as Managing Partner of the Investment Management practice.

Ursula Schliessler, age 59, was appointed Chief Administrative Officer and elected Executive Vice President in April 2015. Ms. Schliessler oversees Legg Mason's technology, global data solutions, real estate, risk management, internal audit and global fund operations and strategic project management. Prior to her appointment as Chief Administrative Officer, Ms. Schliessler served as Head of Global Distribution Business Management for Legg Mason, managing day to day operations and aligning strategic initiatives to support the growth of Legg Mason's retail business. Ms. Schliessler has been in senior roles with Legg Mason or predecessor firms since 1988, with a brief interruption between 2007 and 2010.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2018, there were approximately 1,300 holders of record of Legg Mason common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal Year 2018
Cash dividend declared per share	$0.28	$0.28	$0.28	$0.28
Stock price range:
High	$47.13	$42.43	$42.08	$40.82
Low	37.05	37.15	36.24	35.34
Fiscal Year 2017
Cash dividend declared per share	$0.22	$0.22	$0.22	$0.22
Stock price range:
High	$38.99	$34.35	$35.09	$35.83
Low	30.22	28.10	27.62	27.54
We expect to continue paying cash dividends. However, the declaration of dividends is subject to the discretion of our Board of Directors. In determining whether to declare dividends, or how much to declare in dividends, our Board will consider factors it deems relevant, which may include our results of operations and financial condition, our financial requirements, general business conditions and the availability of funds from our subsidiaries, including all restrictions on the ability of our subsidiaries to provide funds to us. On April 24, 2018, our Board of Directors declared a regular, quarterly dividend of $0.34 per share, increasing the regular, quarterly dividend paid on shares of our common stock by 21%.
Purchases of our Common Stock
The following table sets out information regarding our purchases of Legg Mason common stock during the quarter ended March 31, 2018:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs(3)	(d) Approximate dollar value that may yet be purchased under the plans or programs(3)
January 1, 2018 Through January 31, 2018	1,713	$42.19	—	$—
February 1, 2018 Through February 28, 2018	397	42.97	—	—
March 1, 2018 Through March 31, 2018	1,636	42.97	—	—
Total	3,746	$42.61	—

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.

(3)	As of March 31, 2018, further purchases of our common stock have not been authorized.

ITEM 6. SELECTED FINANCIAL DATA.
(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years ended March 31,
	2018 (1)	2017	2016	2015	2014
OPERATING RESULTS
Operating Revenues	$3,140,322	$2,886,902	$2,660,844	$2,819,106	$2,741,757
Operating expenses, excluding impairment	2,587,321	2,429,659	2,239,013	2,320,887	2,310,864
Impairment of intangible assets and goodwill	229,000	35,000	371,000	—	—
Operating Income	324,001	422,243	50,831	498,219	430,893
Non-operating expense, net, including $107,074 debt extinguishment loss in July 2014	(99,942)	(64,694)	(68,806)	(136,114)	(13,726)
Non-operating income (expense) of consolidated investment vehicles, net	9,781	13,329	(7,243)	5,888	2,474
Income (Loss) before Income Tax Provision (Benefit)	233,840	370,878	(25,218)	367,993	419,641
Income tax provision (benefit)	(102,510)	84,175	7,692	125,284	137,805
Net Income (Loss)	336,350	286,703	(32,910)	242,709	281,836
Less: Net income (loss) attributable to noncontrolling interests	51,275	59,447	(7,878)	5,629	(2,948)
Net Income (Loss) Attributable to Legg Mason, Inc.	$285,075	$227,256	$(25,032)	$237,080	$284,784

PER SHARE
Net Income (Loss) per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	$3.03	$2.19	$(0.25)	$2.06	$2.34
Diluted	$3.01	$2.18	$(0.25)	$2.04	$2.33
Weighted-Average Number of Shares Outstanding: (2)
Basic	90,734	100,580	107,406	112,019	121,941
Diluted	91,194	100,799	107,406	113,246	122,383
Dividends Declared	$1.12	$0.88	$0.80	$0.64	$0.52
BALANCE SHEET
Total Assets	$8,152,534	$8,290,415	$7,520,446	$7,064,834	$7,103,203
Long-term debt, net	2,221,810	2,221,867	1,740,985	1,048,946	1,031,118
Total Stockholders' Equity Attributable to Legg Mason, Inc.	3,824,405	3,983,374	4,213,563	4,484,901	4,724,724
FINANCIAL RATIOS AND OTHER DATA
Operating Margin	10.3%	14.6%	1.9%	17.7%	15.7%
Operating Margin, as Adjusted (3)	24.6%	19.7%	18.6%	23.0%	22.0%
Cash provided by operating activities	$492,936	$539,772	$454,451	$568,118	$437,324
Adjusted EBITDA(4)	637,228	560,240	561,432	658,262	581,462
Total debt to total capital (5)	38.4%	36.2%	29.9%	19.1%	18.0%
Assets under management (in millions)	$754,131	$728,406	$669,615	$702,724	$701,774
Full-time employees	3,275	3,338	3,066	2,982	2,843

(1)
In connection with the regulatory matter discussed in Subsequent Event, Note 18 of the Notes to Consolidated Financial Statements, we have accrued a charge to earnings of approximately $67 million, or $0.71 per diluted share, in fiscal 2018. This charge became probable and estimable after the date on which Legg Mason issued its preliminary financial results for the quarter and fiscal year ended March 31, 2018, and the financial statements and other financial information in this Report serve to update all preliminary financial results.

(2)
Excludes weighted-average unvested restricted shares deemed to be participating securities for the years ended March 31, 2018, 2017, 2016, and 2015. Basic and diluted shares are the same for periods with a Net Loss Attributable to Legg Mason, Inc. See Note 12 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data.

(3)
Operating Margin, as Adjusted, is a non-GAAP performance measure we calculate by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, amortization related to intangible assets, income (loss) of consolidated investment vehicles, the impact of fair value adjustments of contingent consideration liabilities, if any, unusual and other non-core charges (including the regulatory matter discussed in Subsequent Event, Note 18 of Notes to Consolidated Financial Statements), and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, and less performance fees that are passed through as compensation expense or net income (loss) attributable to noncontrolling interests, which we refer to as "Operating Revenues, as Adjusted." See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

(5)	Calculated based on total gross debt as a percentage of total capital (total stockholders' equity attributable to Legg Mason, Inc. plus total gross debt) as of March 31.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

Legg Mason, Inc., a holding company, together with its subsidiaries (collectively, "Legg Mason"), is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the U.S. and the U.K. and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Singapore, Spain, Switzerland and Taiwan. All references to fiscal 2018, 2017 or 2016, refer to our fiscal year ended March 31 of that year. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

Our operating revenues primarily consist of investment advisory fees from funds and separate accounts, and distribution and service fees. Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks or hurdle rates. The largest portion of our performance fees is earned based on 12-month performance periods that end in differing quarters during the year, with a portion based on quarterly performance periods. We also earn performance fees on alternative products that lock at the end of varying investment periods or in multiple-year intervals. Per the terms of certain more recent acquisitions, performance fees earned on pre-close assets under management ("AUM") of the acquired entities are fully passed through as compensation expense or net income (loss) attributable to noncontrolling interests, and therefore have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. Distribution and service fees are received for distributing investment products and services, for providing other support services to investment portfolios, or for providing non-discretionary advisory services for assets under advisement ("AUA"), and are generally calculated as a percentage of the assets in an investment portfolio or as a percentage of new assets added to an investment portfolio. Our revenues, therefore, are dependent upon the level of our AUM and AUA and the related fee rates, and thus are affected by factors such as securities market conditions, our ability to attract and maintain AUM and key investment personnel, and investment performance. Our AUM changes from period to period primarily due to inflows and outflows of client assets and market performance as well as changes in foreign exchange rates. Client decisions to increase or decrease their assets under our management, and decisions by potential clients to utilize our services, may be based on one or more of a number of factors. These factors include our reputation in the marketplace, the investment performance (both absolute and relative to benchmarks or competitive products) of our products and services, the fees we charge for our investment services, the client or potential client's situation, including investment objectives, liquidity needs, investment horizon and amount of assets managed, our relationships with distributors and the external economic environment, including market conditions.

The fees that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of AUM, the asset management affiliate that provides the services, and the type of services (and investment objectives) that are provided. In general, fees earned for asset management services are highest for alternative assets, followed by equity assets, fixed income assets and liquidity assets. Accordingly, our revenues and average operating revenue yields will be affected by the composition of our AUM, with changes in the relative level of alternative and equity assets typically more significantly impacting our revenues and average operating revenue yields. Average operating revenue yields are calculated as the ratio of annualized total operating revenue, less performance fees, to average AUM. In addition, in the ordinary course of our business, we may reduce or waive investment management fees or total expenses, on certain products or services for particular time periods to limit fund expenses, or for other reasons, and to help retain or increase managed assets. Our industry continues to be impacted by disruption and challenges, with continued migration from active to passive strategies (which tend to have lower fees), which, together with regulatory reform, continue to put pressure on fees.

We have revenue sharing arrangements in place with certain of our asset management affiliates, under which specified percentages of the affiliates' revenues are required to be distributed to us and the balance of the revenues is retained by the affiliates to pay their operating expenses, including compensation expenses, but excluding certain expenses and income taxes. Under these revenue-sharing arrangements, our asset management affiliates retain different percentages of revenues to cover their costs. Other affiliates operate under budget processes with varying margin targets. As such, our Net Income (Loss) Attributable to Legg Mason, Inc., operating margin and compensation as a percentage of operating revenues are impacted based on which affiliates and products generate our AUM, and a change in AUM at one affiliate or with respect to one product or class of products can have a different effect on our revenues and earnings than an equal change at another affiliate or in another product or class of products. In addition, from time to time, we may agree to changes in revenue sharing and other arrangements with our asset management personnel, which may impact our compensation expenses and profitability.

The most significant component of our cost structure is employee compensation and benefits, of which a majority is variable in nature and includes incentive compensation, a portion of which is based upon revenue levels, non-compensation related operating expense levels at revenue share-based affiliates, performance fees passed through as compensation expense, and our overall profitability. The next largest component of our cost structure is distribution and servicing expense, which consists primarily of fees paid to third-party distributors for selling our asset management products and services and are largely variable in nature. Certain other operating costs, such as occupancy, depreciation and amortization, and fixed contract commitments for market data, communication and technology services, are typically consistent from period to period and usually do not decline with reduced levels of business activity or, conversely, usually do not rise proportionately with increased business activity, in the absence of unusual events.

Our financial position and results of operations are materially affected by the overall trends and conditions of global financial markets. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates, and changes in currency exchange rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services, vehicles, and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in the attraction and retention of clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share, including, in particular, passive products, and corresponding flows out of products in which we do have market share.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, commercial banks, insurance companies, and other financial services companies. The industry continues to experience disruption and challenges, including a shift to lower-fee passively managed products, increased fee pressure (including pressure arising from the shift to lower fee passive products), the increased role of technology in asset management services, the constant introduction of new products and services, and the consolidation of financial services firms through mergers and acquisitions. The asset management industry is also subject to extensive and evolving regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes and keeping abreast of regulatory developments, has required, and will continue to require, us to incur costs that impact our profitability. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors included herein.

Our strategy is to expand client choice. We focus our strategic operating priorities on the four primary areas listed below.  Management considers these strategic priorities when evaluating our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below initiatives on which management currently focuses in evaluating our performance and financial condition.

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

The strategic priorities discussed above are designed to drive improvements in our net flows, earnings, cash flows, AUM and other key metrics, including operating margin.  Certain of these key metrics are discussed in our annual results discussion below.

During fiscal 2018, we expanded our investment offerings in response to demand for choice by:

•	offering new next generation products such as multi-asset solutions and new vehicles, including the launch of six new exchange traded funds (“ETFs”);

•	completing a bolt-on acquisition adding new capabilities at Clarion Partners;

•	commercializing alternative products offered by our most recently acquired asset managers;

•	expanding our Alternative Distribution Strategies and Alternative Product teams with strategic hires; and

•	investing in technology to enhance our capabilities and expand choice for global investors.

As investor interest has trended away from traditional mutual funds, we intend to continue to focus on increasing our ETF, alternative, separately managed account, and mulit-asset solutions product offerings during fiscal 2019.

Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2018, was $285.1 million, or $3.01 per diluted share, compared to $227.3 million, or $2.18 per diluted share for the year ended March 31, 2017.  The increase in Net Income Attributable to Legg Mason, Inc. was largely the result of a $213.7 million, or $2.26 per diluted share, one-time, net non-cash provisional tax benefit related to H.R. 1 "An Act to Provide for the Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (the "Tax Law"), which was enacted on December 22, 2017. The years ended March 31, 2018 and 2017, also included impairment charges related to intangible assets of $229.0 million, or $1.96 per diluted share, and $35.0 million, or $0.26 per diluted share, respectively; and adjustments to decrease the fair value of contingent consideration liabilities by $31.3 million, or $0.33 per diluted share, and $39.5 million, or $0.36 per diluted share, respectively. The year ended March 31, 2018, included transition-related costs of $7.0 million, or $0.05 per diluted share, associated with the combination of The Permal Group ("Permal") with EnTrust Capital ("EnTrust"), while the year ended March 31, 2017, included $75.1 million, or $0.48 per diluted share, of acquisition and transition-related costs, primarily associated with the acquisitions of Clarion Partners and EnTrust, and the combination of Permal with EnTrust. These items are more fully discussed below.

In addition, in connection with the regulatory matter discussed in Subsequent Event, Note 18 of Notes to the Consolidated Financial Statements, we have accrued a charge to earnings of approximately $67.0 million, or $0.71 per diluted share, in fiscal year 2018. This charge became probable and estimable after the date on which Legg Mason issued its preliminary financial results for the quarter and fiscal year ended March 31, 2018 and the financial statements and other financial information in this Report serves to update such preliminary financial results.

Average AUM and total revenues increased by approximately 5% and 9%, respectively, in fiscal 2018 as compared to fiscal 2017, as further discussed below.

Total AUM increased during the year ended March 31, 2018, primarily due to the positive impact of market performance and other, which includes the reclassification, effective April 1, 2017, of certain assets which were previously classified as AUA to AUM due to a change in our policy on classification of AUA and AUM, as further discussed below, and net client inflows in fixed income AUM. These increases were offset in part by net client outflows in liquidity, equity, and alternative AUM.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

During fiscal 2018, U.S. equity markets increased significantly, largely due to continued growth in corporate earnings and an expanding economy. International equity markets also improved, due to signs of economic growth and accommodative monetary policy.

Our industry continues to be impacted by disruption and competition, with continued migration from active to passive strategies, which, together with regulatory reform, continues to put pressure on fees, and is contributing to the consolidation of products and managers on distribution platforms. These factors continue to create significant flow challenges for active managers like ourselves.

All three major U.S. equity market indices increased significantly during both fiscal 2018 and fiscal 2017, after decreasing slightly during fiscal 2016. Bond indices increased in both fiscal 2018 and fiscal 2016, and were mixed in fiscal 2017, as illustrated in the table below:

	% Change for the year ended March 31:
Indices(1)	2018	2017	2016
Dow Jones Industrial Average(2)	16.7%	16.8%	(0.5)%
S&P 500(2)	11.8%	14.7%	(0.4)%
NASDAQ Composite Index(2)	19.5%	21.4%	(0.6)%
Barclays Capital U.S. Aggregate Bond Index	1.2%	0.4%	2.0%
Barclays Capital Global Aggregate Bond Index	7.0%	(1.9)%	4.6%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

In December 2015, the Federal Reserve Board increased the target federal funds rate for the first time since 2006, from 0.25% to 0.50%. During fiscal 2017, the target federal funds rate was increased from 0.50% to 1.00%, and during fiscal 2018 it was increased from 1.00% to 1.75%. While the economic outlook for the U.S. has remained positive in recent years, it has been impacted by increased uncertainty. The financial environment in which we operate continues to reflect a heightened level of sensitivity and continued pressure on our fees as we move into fiscal 2019.

The following table sets forth, for the periods indicated, amounts in the Consolidated Statements of Income (Loss) as a percentage of operating revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Operating Revenues			Period to Period Change(1)
	Years Ended March 31,			2018 Compared to 2017	2017 Compared to 2016
	2018	2017	2016
Operating Revenues
Investment advisory fees:
Separate accounts	32.5%	32.0%	31.0%	10%	12%
Funds	49.8	51.3	53.0	6	5
Performance fees	7.3	3.8	1.6	n/m	n/m
Distribution and service fees	10.3	12.7	14.3	(12)	(4)
Other	0.1	0.2	0.1	6	n/m
Total Operating Revenues	100.0	100.0	100.0	9	8
Operating Expenses
Compensation and benefits	47.8	47.6	44.1	9	17
Transition-related compensation	0.2	1.0	1.2	(79)	(15)
Total Compensation and Benefits	48.0	48.6	45.3	8	16
Distribution and servicing	15.6	17.3	20.5	(2)	(9)
Communications and technology	6.8	7.2	7.4	2	6
Occupancy	3.2	3.9	4.6	(11)	(7)
Amortization of intangible assets	0.8	0.9	0.2	6	n/m
Impairment charges	7.3	1.2	13.9	n/m	(91)
Contingent consideration fair value adjustments	(1.0)	(1.4)	(1.3)	(21)	18
Other	9.0	7.7	7.4	29	12
Total Operating Expenses	89.7	85.4	98.0	14	(6)
Operating Income	10.3	14.6	2.0	(23)	n/m
Non-Operating Income (Expense)
Interest income	0.2	0.2	0.2	4	21
Interest expense	(3.8)	(3.9)	(1.8)	4	n/m
Other income (expense), net	0.4	1.4	(1.0)	(74)	n/m
Non-operating income (expense) of consolidated investment vehicles, net	0.3	0.5	(0.3)	(26)	n/m
Total Non-Operating Income (Expense)	(2.9)	(1.8)	(2.9)	75	(32)
Income (Loss) before Income Tax Provision (Benefit)	7.4	12.8	(0.9)	(37)	n/m
Income tax provision (benefit)	(3.3)	2.9	0.3	n/m	n/m
Net Income (Loss)	10.7	9.9	(1.2)	17	n/m
Less: Net income (loss) attributable to noncontrolling interests	1.6	2.0	(0.3)	(14)	n/m
Net Income (Loss) Attributable to Legg Mason, Inc.	9.1%	7.9%	(0.9)%	25	n/m
n/m - not meaningful

(1)	Calculated based on the change in actual amounts between fiscal years as a percentage of the prior year amount.

ASSETS UNDER MANAGEMENT AND ASSETS UNDER ADVISEMENT

Assets Under Management
Our AUM is primarily managed across the following asset classes and strategies:

Equity		Fixed Income			Alternative	Liquidity

-	Large Cap Growth	-	U.S. Intermediate Investment Grade	-	Real Estate	-	U.S. Managed Cash
-	Large Cap Value	-	U.S. Credit Aggregate	-	Hedge Funds	-	U.S. Municipal Cash
-	Equity Income	-	Global Opportunistic Fixed Income	-	Listed
-	International Equity	-	Global Government		Infrastructure
-	Small Cap Core	-	U.S. Municipal
-	Large Cap Core	-	Global Fixed Income
-	Sector Equity	-	High Yield
-	Mid Cap Value	-	U.S. Long Duration
-	Small Cap Value	-	U.S. Limited Duration
-	Emerging Markets Equity	-	Emerging Markets Debt
-	Small Cap Growth
-	Global Equity

The components of the changes in our AUM (in billions) for the years ended March 31, were as follows:

	2018	2017	2016
Beginning of period	$728.4	$669.6	$702.7
Net client cash flows
Investment funds, excluding liquidity funds:(1)
Subscriptions	65.2	64.0	50.3
Redemptions	(56.5)	(65.4)	(62.3)
Long-term separate account flows, net(2)	(7.0)	(0.2)	0.8
Total long-term flows	1.7	(1.6)	(11.2)
Liquidity fund flows, net	(25.5)	(27.8)	(15.1)
Liquidity separate account flows, net	1.2	0.5	0.2
Total liquidity flows	(24.3)	(27.3)	(14.9)
Total net client cash flows	(22.6)	(28.9)	(26.1)
Realizations(3)	(2.6)	—	—
Market performance and other (4)	45.7	42.7	(15.3)
Impact of foreign exchange	5.4	(1.3)	1.4
Acquisitions (dispositions), net (5)	(0.2)	46.3	6.9
End of period(2)	$754.1	$728.4	$669.6

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
As further discussed below, due to a change in our policy on classification of AUA and AUM effective April 1, 2017, AUM as of March 31, 2018 includes $23.8 billion of assets which were previously included in AUA. Comparable AUA as of March 31, 2017 and 2016, was $16.0 billion and $10.5 billion, respectively. Long-term separate account flows, net, for the year ended March 31, 2018, includes $5.1 billion of net inflows related to this AUM. Net inflows related to the comparable AUA were $3.5 billion and $2.1 billion for the years ended March 31, 2017 and 2016, respectively, and are excluded from the table above. See "Assets Under Advisement" below for additional information regarding AUA.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers). Prior to April 1, 2017, realizations were reported as net client cash flows.

(4)
For the year ended March 31, 2018, other includes the reclassification, effective April 1, 2017, of $16.0 billion of certain assets which were previously included in AUA to AUM. For the year ended March 31, 2018, other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts. For the years ended March 31, 2017 and 2016, other primarily includes the reinvestment of dividends.

(5)
Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively, offset in part by $4.8 billion related to the disposition of two small investment managers and our share of a joint venture during the year ended March 31, 2017; and $6.8 billion and $0.1 billion related to the acquisitions of RARE Infrastructure and PK Investments, LLP ("PK Investments"), respectively, during the year ended March 31, 2016.

AUM at March 31, 2018 was $754.1 billion, an increase of $25.7 billion, or 4%, compared to March 31, 2017.  Total net client outflows were $22.6 billion, comprised of $24.3 billion of net client outflows from the liquidity asset class, offset in part by $1.7 billion of net client inflows into long-term asset classes. Long-term asset net inflows were comprised of fixed income net inflows of $9.4 billion, and were offset in part by equity net outflows of $6.7 billion and alternative net outflows of $1.0 billion. Fixed income net inflows were primarily into products managed by Western Asset Management Company ("Western Asset") and Brandywine Global Investment Management ("Brandywine"), offset in part by net outflows in products managed by QS Investors. Equity net outflows were primarily from products managed by QS Investors, Royce, and Brandywine, offset in part by equity net inflows in products managed by Martin Currie. Alternative net outflows were primarily in products managed by EnTrustPermal and RARE Infrastructure, offset in part by net inflows in products managed by Clarion Partners. We generally earn higher fees and profits on alternative and equity AUM, and outflows in those asset classes will more negatively impact our revenues and Net Income (Loss) Attributable to Legg Mason, Inc. than would outflows in the fixed income or liquidity asset classes. Market performance and other was $45.7 billion, $16.0 billion of which relates to the reclassification, effective April 1, 2017, of certain assets which were previously classified as AUA to AUM due to a change in our policy on classification of AUA and AUM. See "Assets Under Advisement" below for additional information regarding AUA. The positive impact of foreign currency exchange rate fluctuations was $5.4 billion.

During fiscal 2018, we began to separately report realizations. Realizations are investment manager driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. requested redemptions, liquidations, or asset transfers). Realizations for the year ended March 31, 2018, were $2.6 billion. Realizations of $1.3 billion were included in net client cash flows for the year ended March 31, 2017 and there were no realizations for the year ended March 31, 2016.

AUM at March 31, 2017 was $728.4 billion, an increase of $58.8 billion, or 9%, compared to March 31, 2016.  Total net client outflows were $28.9 billion, consisting of net client outflows from the liquidity and long-term asset classes of $27.3 billion and $1.6 billion, respectively. Long-term asset net outflows were comprised of alternative and equity net outflows of $7.2 billion and $5.2 billion, respectively, partially offset by fixed income net inflows of $10.8 billion. Alternative net outflows were primarily in products managed by EnTrustPermal and RARE Infrastructure. Equity net outflows were primarily in products managed by Royce, QS Investors and Brandywine, offset in part by equity net inflows at Martin Currie. Fixed income net inflows were primarily in products managed by Western Asset, offset in part by fixed income net outflows at Brandywine. Market performance and other was $42.7 billion and the negative impact of foreign currency exchange rate fluctuations was $1.3 billion. Acquisitions (dispositions), net, totaled $46.3 billion, and included $41.5 billion related to the acquisition of Clarion Partners in April 2016 and $9.6 billion related to the acquisition of EnTrust in May 2016, offset in part by $4.8 billion related to the disposition of two small investment managers and our portion of a joint venture.

Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds and other vehicles that we manage may redeem their investments in the funds or vehicles at any time without prior notice.  Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in our reputation in the marketplace, changes in management or control of clients or third-party distributors with whom we have relationships, loss of key investment management personnel or financial market performance.

AUM by Asset Class
AUM by asset class (in billions) for the years ended March 31 was as follows:

							% Change
	2018	% of Total	2017	% of Total	2016	% of Total	2018 Compared to 2017	2017 Compared to 2016
Equity	$203.0	27%	$179.8	25%	$162.3	24%	13%	11%
Fixed Income	422.3	56	394.3	54	372.3	56	7	6
Alternative	66.1	9	67.9	9	22.7	3	(3)	n/m
Total long-term assets	691.4	92	642.0	88	557.3	83	8	15
Liquidity	62.7	8	86.4	12	112.3	17	(27)	(23)
Total	$754.1	100%	$728.4	100%	$669.6	100%	4	9
n/m - not meaningful
Average AUM by asset class (in billions) for the years ended March 31 was as follows:

							% Change
	2018	% of Total	2017	% of Total	2016	% of Total	2018 Compared to 2017	2017 Compared to 2016
Equity	$200.5	26%	$167.6	23%	$173.4	25%	20%	(3)%
Fixed Income	412.0	55	386.5	54	367.2	54	7	5
Alternative	66.3	9	66.9	9	21.1	3	(1)	n/m
Total long-term assets	678.8	90	621.0	86	561.7	82	9	11
Liquidity	75.6	10	99.2	14	123.1	18	(24)	(19)
Total	$754.4	100%	$720.2	100%	$684.8	100%	5	5
n/m - not meaningful

The component changes in our AUM by asset class (in billions) for the fiscal years ended March 31, 2018, 2017 and 2016, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2015	$186.2	$370.1	$19.2	$575.5	$127.2	$702.7
Investment funds, excluding liquidity funds:(1)
Subscriptions	21.8	27.4	1.1	50.3	—	50.3
Redemptions	(34.4)	(25.2)	(2.7)	(62.3)	—	(62.3)
Separate account flows, net	2.9	(1.8)	(0.3)	0.8	0.2	1.0
Liquidity fund flows, net	—	—	—	—	(15.1)	(15.1)
Net client cash flows	(9.7)	0.4	(1.9)	(11.2)	(14.9)	(26.1)
Market performance and other (2)	(14.2)	0.6	(1.8)	(15.4)	0.1	(15.3)
Impact of foreign exchange	(0.1)	1.2	0.4	1.5	(0.1)	1.4
Acquisitions(3)	0.1	—	6.8	6.9	—	6.9
March 31, 2016	162.3	372.3	22.7	557.3	112.3	669.6
Investment funds, excluding liquidity funds:(1)
Subscriptions	27.0	30.8	6.2	64.0	—	64.0
Redemptions	(27.0)	(28.6)	(9.8)	(65.4)	—	(65.4)
Separate account flows, net	(5.2)	8.6	(3.6)	(0.2)	0.5	0.3
Liquidity fund flows, net	—	—	—	—	(27.8)	(27.8)
Net client cash flows	(5.2)	10.8	(7.2)	(1.6)	(27.3)	(28.9)
Market performance and other (2)	25.4	12.5	3.7	41.6	1.1	42.7
Impact of foreign exchange	(0.7)	(0.9)	(0.2)	(1.8)	0.5	(1.3)
Acquisitions (dispositions), net(3)	(2.0)	(0.4)	48.9	46.5	(0.2)	46.3
March 31, 2017	179.8	394.3	67.9	642.0	86.4	728.4
Investment funds, excluding liquidity funds:(1)
Subscriptions	22.6	36.3	6.3	65.2	—	65.2
Redemptions	(27.2)	(23.5)	(5.8)	(56.5)	—	(56.5)
Separate account flows, net (2)	(2.1)	(3.4)	(1.5)	(7.0)	1.2	(5.8)
Liquidity fund flows, net	—	—	—	—	(25.5)	(25.5)
Net client cash flows	(6.7)	9.4	(1.0)	1.7	(24.3)	(22.6)
Realizations (4)	—	—	(2.6)	(2.6)	—	(2.6)
Market performance and other (2)	28.9	14.5	1.5	44.9	0.8	45.7
Impact of foreign exchange	1.3	4.1	0.2	5.6	(0.2)	5.4
Acquisitions (dispositions), net (3)	(0.3)	—	0.1	(0.2)	—	(0.2)
March 31, 2018	$203.0	$422.3	$66.1	$691.4	$62.7	$754.1

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
For the year ended March 31, 2018, other includes the reclassification, effective April 1, 2017, of $12.1 billion and $3.9 billion of certain equity and fixed income assets, respectively, which were previously included in AUA to AUM. Equity and fixed income separate account flows, net, for the year ended March 31, 2018, include $3.2 billion and $1.9 billion, respectively, of net inflows related to this AUM. For the year ended March 31, 2018, other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts. For the years ended March 31, 2017 and 2016, other primarily includes the reinvestment of dividends.

(3)
Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively, offset in part by $4.8 billion related to the disposition of two small investment managers and our portion of a joint venture during the year ended March 31, 2017; and $6.8 billion and $0.1 billion related to the acquisitions of RARE Infrastructure and PK Investments, respectively, during the year ended March 31, 2016.

(4)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers). Prior to April 1, 2017, realizations were reported in net client cash flows.

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

The component changes in our AUM by distribution channel (in billions) for the years ended March 31, 2018, 2017 and 2016, were as follows:

	Global Distribution(1)	Affiliate/Other		Total
March 31, 2015	$270.0	$432.7		$702.7
Net client cash flows, excluding liquidity funds	(3.5)	(7.5)		(11.0)
Liquidity fund flows, net	—	(15.1)		(15.1)
Net client cash flows	(3.5)	(22.6)		(26.1)
Market performance and other	(13.1)	(2.2)		(15.3)
Impact of foreign exchange	1.2	0.2		1.4
Acquisitions	—	6.9	(2)	6.9
March 31, 2016	254.6	415.0		669.6
Net client cash flows, excluding liquidity funds	8.9	(10.0)		(1.1)
Liquidity fund flows, net	—	(27.8)		(27.8)
Net client cash flows	8.9	(37.8)		(28.9)
Market performance and other	22.7	20.0		42.7
Impact of foreign exchange	(0.6)	(0.7)		(1.3)
Acquisitions (dispositions), net	—	46.3	(2)	46.3
March 31, 2017	285.6	442.8		728.4
Net client cash flows, excluding liquidity funds	15.8	(12.9)		2.9
Liquidity fund flows, net	—	(25.5)		(25.5)
Net client cash flows	15.8	(38.4)		(22.6)
Realizations (3)	—	(2.6)		(2.6)
Market performance and other (4)	29.4	16.3		45.7
Impact of foreign exchange	2.7	2.7		5.4
Acquisitions (dispositions), net	—	(0.2)		(0.2)
March 31, 2018	$333.5	$420.6		$754.1

(1)
Excludes $15.9 billion, $10.3 billion, and $8.2 billion of AUA as of March 31, 2017, 2016, and 2015, respectively. Net client cash flows for the years ended March 31, 2017 and 2016, excludes $3.5 billion and $2.1 billion of AUA net inflows, respectively. Effective April 1, 2017, a significant portion of these assets were reclassified from AUA to AUM. Accordingly, $23.8 billion of assets which were previously included in AUA are included in AUM as of March 31, 2018, and net client cash flows for the year ended March 31, 2018, include $5.1 billion of net inflows related to this AUM.

(2)
Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively, offset in part by $4.8 billion related to the disposition of two small investment managers and our share of a joint venture during the year ended March 31, 2017; and $6.8 billion and $0.1 billion related to the acquisitions of RARE Infrastructure and PK Investments, respectively, during the year ended March 31, 2016.

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

Operating Revenue Yield
Our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 39 basis points for each of the years ended March 31, 2018 and 2017, and 38 basis points for the year ended March 31, 2016. Fees for managing alternative and equity assets are generally higher, with alternative assets averaging 65 basis points, 73 basis points and 105 basis points for the years ended March 31, 2018, 2017, and 2016, respectively, and equity assets averaging

63 basis points, 67 basis points and 70 basis points for the years ended March 31, 2018, 2017, and 2016, respectively. The average fee rate for managing alternative assets declined over the last year due to a shift in the mix of assets from higher fee to lower fee products, and declined in the prior year due to the acquisitions of Clarion Partners in April 2016, EnTrust in May 2016, and RARE Infrastructure in October 2015, whose products typically earn lower average fees than our legacy alternative asset products. The average fee rate for managing equity assets has declined over the last year primarily due to the previously discussed reclassification of certain assets from AUA to AUM, as this increased the AUM denominator without a corresponding increase in operating revenue. In addition, the average fee rate for managing equity assets has declined over the last five years due to a shift in the mix of equity assets from higher fee equity products to lower fee equity products and lower fees earned on certain existing products. This compares to fees for fixed income assets, which averaged approximately 27 basis points for each of the years ended March 31, 2018 and 2017, and 29 basis points for the year ended March 31, 2016, and liquidity assets, which averaged approximately 13 basis points, 12 basis points and 9 basis points for the years ended March 31, 2018, 2017 and 2016, respectively.  The average fee rate for managing liquidity increased over the last three years due to a reduction in fee waivers. Equity assets are primarily managed by ClearBridge, Royce, Brandywine, QS Investors, and Martin Currie; alternative assets are managed by Clarion Partners, EnTrustPermal, and RARE Infrastructure; fixed income assets are primarily managed by Western Asset and Brandywine; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged 45 basis points for each of the years ended March 31, 2018 and 2017, and 48 basis points for the year ended March 31, 2016, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 34 basis points, 35 basis points, and 32 basis points for the years ended March 31, 2018, 2017, and 2016, respectively.

Investment Performance

Overall investment performance of our AUM for the years ended March 31, 2018, 2017 and 2016, was mixed compared to relevant benchmarks.

Year ended March 31, 2018
For the year ended March 31, 2018, U.S. equity indices produced strong positive returns. The best performing index was the NASDAQ, which returned 19.5%, while the lowest performing index was the S&P 400, which returned 11.0%. These positive returns reflect the growth of corporate earnings and an expanding economy.

In the fixed income markets, the Federal Reserve raised its target rate by 0.25% in each of June 2017, December 2017 and March 2018, continuing the Federal Reserve's steps to tighten monetary policy. Expectations of future Federal Reserve interest rate increases were expanded to include two additional rate increases in calendar year 2018 and three increases in calendar year 2019. These expectations resulted in the yield curve continuing to flatten over the fiscal year as short-term yields increased more than long-term yields.

The best performing fixed income sector for the year ended March 31, 2018, was high yield bonds as measured by the Barclays U.S. High Yield Index, which returned 3.8%. The lowest performing fixed income sector for the year ended March 31, 2018, was U.S. Government bonds, as measured by the Barclays U.S. Government Index, which returned 0.4%.

Year ended March 31, 2017
For the year ended March 31, 2017, U.S. equity indices produced positive returns. The best performing was the Russell 2000, which returned 26.2%. These returns were achieved in a volatile economic environment defined by the decision of the U.K. to leave the European Union and the newly elected President in the U.S.

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

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of March 31, 2018, 2017 and 2016, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2018				As of March 31, 2017				As of March 31, 2016
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	72%	72%	75%	85%	79%	71%	80%	88%	48%	66%	86%	82%
Equity:
Large cap	22%	33%	43%	77%	70%	27%	62%	95%	44%	23%	86%	68%
Small cap	65%	69%	29%	36%	35%	19%	19%	51%	70%	19%	30%	63%
Total equity (includes other equity)	29%	43%	44%	73%	58%	33%	61%	88%	53%	31%	76%	68%
Fixed income:
U.S. taxable	95%	88%	88%	88%	94%	86%	87%	84%	31%	78%	87%	79%
U.S. tax-exempt	100%	100%	100%	100%	100%	100%	100%	100%	100%	0%	100%	100%
Global taxable	74%	68%	71%	93%	75%	69%	75%	88%	11%	75%	85%	84%
Total fixed income	88%	82%	83%	90%	89%	82%	84%	86%	29%	72%	87%	82%
Alternative	68%	65%	92%	61%	45%	84%	88%	65%	20%	42%	55%	96%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of March 31, 2018, 2017 and 2016, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2018				As of March 31, 2017				As of March 31, 2016
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	58%	64%	63%	68%	65%	63%	70%	78%	48%	61%	72%	65%
Equity:
Large cap	19%	51%	47%	48%	60%	62%	81%	82%	47%	69%	89%	52%
Small cap	68%	77%	39%	59%	67%	21%	26%	60%	36%	15%	20%	60%
Total equity (includes other equity)	32%	56%	46%	55%	57%	49%	64%	75%	45%	52%	67%	54%
Fixed income:
U.S. taxable	97%	90%	88%	86%	92%	86%	85%	84%	76%	83%	84%	81%
U.S. tax-exempt	61%	19%	60%	75%	43%	60%	59%	87%	11%	51%	63%	88%
Global taxable	73%	71%	82%	80%	50%	78%	82%	61%	30%	75%	83%	50%
Total fixed income	86%	73%	81%	83%	75%	79%	78%	82%	51%	73%	78%	81%
Alternative (includes only three funds)	10%	0%	93%	n/a	98%	100%	100%	n/a	0%	100%	100%	n/a
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

As of March 31, 2018, 2017 and 2016, 87%, 88% and 91% of total AUM is included in strategy AUM, respectively, although not all strategies have 3-year, 5-year, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of March 31, 2018, 2017 and 2016, the U.S. long-term mutual fund assets represented in the data accounted for 19%, 18% and 19%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of March 31, 2018, constituted an aggregate of approximately $426 billion, or approximately 56% of our total AUM. The most meaningful exclusion of funds are our alternative fund strategies, which primarily involve privately placed hedge funds and privately placed real estate funds, and represent only 5% of our total AUM as of March 31, 2018, for which investment performance is not made publicly available. Presenting investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	5.81%	4.01%	10.64%	9.44%	11.84%
Russell 3000 Growth		Relative	(15.25)%	(8.56)%	(4.68)%	(1.87)%	1.48%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	19.50%	12.85%	15.67%	11.28%	8.79%
Russell 1000 Growth		Relative	(1.75)%	(0.05)%	0.14%	(0.06)%	1.72%
ClearBridge Dividend Strategy	11/6/1992	Absolute	9.99%	8.46%	10.00%	7.89%	8.67%
S&P 500		Relative	(4.00)%	(2.32)%	(3.31)%	(1.60)%	(0.91)%
ClearBridge Appreciation Fund	3/10/1970	Absolute	11.20%	8.74%	10.98%	8.35%	10.34%
S&P 500		Relative	(2.79)%	(2.04)%	(2.33)%	(1.14)%	(0.22)%
ClearBridge Value Trust	4/16/1982	Absolute	5.44%	5.47%	10.31%	5.38%	11.50%
S&P 500		Relative	(8.55)%	(5.31)%	(3.00)%	(4.11)%	(0.38)%
ClearBridge All Cap Value	11/12/1981	Absolute	5.89%	7.43%	9.35%	6.50%	10.08%
Russell 3000 Value		Relative	(0.92)%	(0.44)%	(1.36)%	(1.34)%	(1.64)%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	6.61%	7.01%	10.27%	8.04%	9.55%
Russell 1000 Value		Relative	(0.34)%	(0.87)%	(0.51)%	0.26%	(0.70)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	11.80%	9.05%	11.31%	n/a	13.45%
Russell 1000 Value		Relative	4.85%	1.17%	0.53%	n/a	0.80%
Small Cap
ClearBridge Small Cap Growth	7/1/1998	Absolute	25.45%	9.61%	11.79%	11.07%	10.65%
Russell 2000 Growth		Relative	6.82%	0.84%	(1.11)%	0.12%	3.50%
Royce Premier Fund	12/31/1991	Absolute	17.32%	10.57%	10.49%	9.19%	11.86%
Russell 2000		Relative	5.53%	2.18%	(0.98)%	(0.65)%	2.09%
Royce Total Return Fund	12/15/1993	Absolute	8.67%	8.44%	9.55%	8.36%	10.82%
Russell 2000		Relative	(3.12)%	0.05%	(1.92)%	(1.48)%	1.75%
Royce Pennsylvania Mutual	6/30/1967	Absolute	15.24%	9.03%	9.83%	8.55%	11.73%
Russell 2000		Relative	3.45%	0.64%	(1.64)%	(1.29)%	0.09%
Royce Special Equity	5/1/1998	Absolute	2.80%	5.06%	7.40%	8.76%	9.04%
Russell 2000		Relative	(8.99)%	(3.33)%	(4.07)%	(1.08)%	1.33%
n/a - not applicable

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	3.82%	3.19%	3.54%	6.05%	6.06%
Barclays US Aggregate		Relative	2.62%	1.99%	1.72%	2.42%	1.28%
Western Asset Core Bond Fund	9/4/1990	Absolute	2.23%	2.26%	2.87%	5.29%	6.69%
Barclays US Aggregate		Relative	1.03%	1.06%	1.05%	1.66%	0.74%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	5.03%	3.89%	3.03%	4.73%	4.71%
Barclays US Aggregate		Relative	3.83%	2.69%	1.21%	1.10%	0.50%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	1.71%	1.94%	2.06%	4.30%	5.55%
Barclays Intermediate Government/Credit		Relative	1.36%	1.00%	0.81%	1.38%	0.67%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	1.27%	1.18%	1.01%	2.02%	3.45%
Citi Treasury Government/Credit 1-3 YR		Relative	1.01%	0.52%	0.27%	0.47%	(0.54)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	2.94%	3.04%	4.00%	5.67%	6.34%
Barclays US Credit		Relative	0.35%	0.88%	1.17%	0.52%	0.17%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	1.36%	0.42%	(0.60)%	2.48%	4.65%
Barclays US TIPS		Relative	0.44%	(0.88)%	(0.65)%	(0.45)%	(0.32)%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	17.86%	9.91%	11.49%	n/a	14.72%
BOFAML Floating Rate Home Loan Index		Relative	8.26%	5.48%	7.68%	n/a	9.16%
Western Asset High Yield Fund	9/28/2001	Absolute	3.30%	3.71%	3.42%	6.93%	7.01%
Barclays US Corp High Yield		Relative	(0.48)%	(1.46)%	(1.57)%	(1.34)%	(1.34)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	3.22%	2.13%	1.61%	1.95%	2.75%
Citi T-Bill 6-Month		Relative	2.14%	1.56%	1.24%	1.52%	0.08%
U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	2.94%	1.97%	2.54%	4.71%	7.48%
Barclays Municipal Bond		Relative	0.28%	(0.28)%	(0.19)%	0.31%	0.45%
Global Taxable
Legg Mason Western Asset Macro Opportunities Bond	11/30/2013	Absolute	8.08%	5.62%	n/a	n/a	6.41%
3-Month LIBOR		Relative	6.62%	4.71%	n/a	n/a	5.71%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	11.24%	4.27%	2.95%	5.59%	5.93%
Citi World Government Bond		Relative	2.76%	0.82%	1.76%	3.62%	2.59%
Legg Mason Brandywine Absolute Return Opportunities Fund	2/28/2011	Absolute	6.48%	2.44%	2.27%	n/a	3.73%
Citi 3-Month T-Bill		Relative	5.42%	1.95%	1.96%	n/a	3.49%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	9.10%	2.60%	1.28%	3.67%	4.41%
Citi World Government Bond		Relative	0.62%	(0.85)%	0.09%	1.70%	0.64%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	3.29%	3.13%	2.21%	4.17%	6.14%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	(11.95)%	(5.89)%	(7.62)%	4.17%	6.14%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	3.67%	2.75%	4.66%	6.79%	6.07%
UBS Australian Composite Bond Index		Relative	0.39%	0.30%	0.36%	0.74%	0.37%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	3.35%	4.34%	3.03%	6.30%	6.97%
Barclays Global High Yield		Relative	(3.30)%	(2.38)%	(2.28)%	(1.97)%	(1.98)%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	2.90%	1.08%	2.87%	n/a	4.00%
Barclays Global Aggregate Index		Relative	0.44%	(0.92)%	(0.05)%	n/a	0.39%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	3.43%	4.89%	2.02%	5.71%	9.11%
JPM EMBI Global		Relative	0.09%	(0.59)%	(1.84)%	(1.09)%	0.36%
Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	1.21%	0.69%	0.44%	0.56%	3.13%
Citi 3-Month T-Bill		Relative	0.15%	0.20%	0.13%	0.25%	0.29%
n/a - not applicable

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
As of March 31, 2018, 2017 and 2016, AUA was approximately $12 billion, $43 billion and $39 billion, respectively. AUA was comprised of approximately $6 billion, $4 billion, $1 billion, and $1 billion, related to Western Asset, QS Investors, Brandywine, and EnTrustPermal, respectively, as of March 31, 2018; approximately $18 billion, $12 billion, $10 billion, $2 billion, and $1 billion, related to QS Investors, ClearBridge, Western Asset, EnTrustPermal, and Brandywine, respectively, as of March 31, 2017; and approximately $17 billion, $10 billion, $8 billion, $2 billion, and $2 billion, related to QS Investors, Western Asset, ClearBridge, Permal and Brandywine, respectively, as of March 31, 2016.

AUA is generally comprised of third party client assets, including portfolio overlay and model accounts, advised by us with limited or no investment discretion. AUA fee rates vary with the level of non-discretionary service provided and other factors. Our average annualized fee rate related to AUA was approximately six basis points, 12 basis points, and 10 basis points for the years ended March 31, 2018, 2017, and 2016, respectively. The decrease in our annualized fee rate related to AUA for the year ended March 31, 2018, as compared to the year ended March 31, 2017, was primarily due to the reclassification of AUA to AUM, effective April 1, 2017, of certain assets totaling $16.0 billion, due to a change in our policy on classification of AUA and AUM, specifically for retail separately managed account programs that operate and have fees comparable to programs managed on a fully discretionary basis. Comparable AUA for these programs as of March 31, 2017 and 2016, was $16.0 billion and $10.5 billion, respectively.

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

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2018 Compared to 2017		2017 Compared to 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Investment advisory fees:
Separate accounts	$1,020.8	$925.2	$826.1	$95.6	10%	$99.1	12%
Funds	1,564.8	1,482.0	1,409.0	82.8	6	73.0	5
Performance fees	227.8	108.3	42.0	119.5	n/m	66.3	n/m
Distribution and service fees	321.9	366.7	381.5	(44.8)	(12)	(14.8)	(4)
Other	5.0	4.7	2.2	0.3	6	2.5	n/m
Total Operating Revenues	$3,140.3	$2,886.9	$2,660.8	$253.4	9	$226.1	8
n/m - not meaningful

Total Operating Revenues for the year ended March 31, 2018, were $3.14 billion, an increase of 9% from $2.89 billion for the year ended March 31, 2017. The increase was primarily due to a $119.5 million increase in performance fees, $48.0 million of which were earned by Clarion Partners and were fully passed through as compensation expense, per the terms of the acquisition agreement. A 9% increase in average long-term AUM also contributed to the increase. Despite an increase in average long-term AUM as a percentage of our total average AUM, our operating revenue yield, excluding performance fees, remained flat at 39 basis points for each of the years ended March 31, 2018 and 2017, as a result of a less favorable product mix, with lower yielding products comprising a higher percentage of our long-term average AUM for the year ended March 31, 2018, as compared to the year ended March 31, 2017.

Total Operating Revenues for the year ended March 31, 2017, were $2.89 billion, an increase of 8% from $2.66 billion for the year ended March 31, 2016. The increase was primarily due to incremental revenues related to the acquisitions of Clarion

Partners and EnTrust and the inclusion of a full year of revenues of RARE Infrastructure, which was acquired in October 2015. Total operating revenues for the year ended March 31, 2017, included $60.8 million of performance fees earned by Clarion Partners that are passed through to employees as compensation expense. Our operating revenue yield, excluding performance fees, increased to 39 basis points in the year ended March 31, 2017, compared to 38 basis points in the year ended March 31, 2016, as average long-term AUM comprised a higher percentage of total average AUM for the year ended March 31, 2017, as compared to the year ended March 31, 2016.

Investment Advisory Fees from Separate Accounts
For the year ended March 31, 2018, Investment advisory fees from separate accounts increased $95.6 million, to $1.02 billion, as compared to $925.2 million for the year ended March 31, 2017. Of this increase, $57.5 million resulted from the inclusion of revenues associated with certain assets that were reclassified from AUA to AUM, effective April 1, 2017, as previously discussed. Prior to this reclassification in fiscal 2018, revenues related to the comparable AUA were included in Distribution and service fees. In addition, higher average equity assets managed at ClearBridge contributed $28.5 million to the increase, and higher average fixed income assets at Western Asset contributed $16.7 million to the increase. These increases were offset in part by a decrease of $9.8 million due to lower average alternative assets managed by RARE Infrastructure.

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

Investment Advisory Fees from Funds
For the year ended March 31, 2018, Investment advisory fees from funds increased $82.8 million, or 6%, to $1.56 billion, as compared to $1.48 billion for the year ended March 31, 2017. Of this increase, $101.1 million was due to higher average equity assets managed at ClearBridge and Martin Currie, $41.8 million was due to higher average fixed income assets managed at Western Asset, and $19.1 million was due to higher revenues earned by Clarion Partners, which was acquired in April 2016, due in part to the inclusion of a full year of revenues in the current year. These increases were offset in part by a decrease of $43.5 million due to lower average alternative assets managed by EnTrustPermal, a decrease of $26.1 million due to the disposition of two small investment managers in March 2017 and December 2016, and a net decrease of $13.8 million in fees from liquidity assets, as a result of lower average liquidity assets managed by Western Asset, offset in part by a reduction in fee waivers on liquidity funds.

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

Investment Advisory Performance Fees
As of March 31, 2018, 2017, and 2016, approximately 11%, 12%, and 9%, respectively, of our long-term AUM was in accounts that were eligible to earn performance fees at some point during the respective fiscal year. Performance fees earned by Clarion Partners on assets invested with them prior to the acquisition closing in April 2016, are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement, and recorded as compensation expense, and therefore have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. We expect the full pass through of performance fees at Clarion Partners to phase out approximately five years post-closing. Exclusive of these performance fees, approximately 7% and 8% of our long-term AUM was in accounts that were performance fee eligible as of March 31, 2018 and 2017, respectively. During the years ended March 31, 2018, 2017, and 2016, 61%, 47% and 52%, respectively, of the performance-fee eligible AUM earned a performance fee.

For the year ended March 31, 2018, Investment advisory performance fees were $227.8 million, with $108.8 million earned by Clarion Partners and passed through as compensation expense, and $59.6 million, $32.5 million, and $26.9 million earned on fixed income, equity, and alternative assets, respectively; and, for the year ended March 31, 2017, Investment advisory performance fees were $108.3 million, with $60.8 million earned by Clarion Partners and passed through as compensation expense, and $31.9 million, $10.9 million, and $4.8 million earned on fixed income, alternative, and equity assets, respectively. The increase in performance fees that were not passed through as compensation expense was primarily due to an aggregate $68.0 million increase in performance fees earned on assets managed by Martin Currie, Western Asset, EnTrustPermal, and Brandywine, due in part to strong financial markets during fiscal 2018.

For the year ended March 31, 2017, Investment advisory performance fees increased $66.3 million to $108.3 million, as compared to $42.0 million for the year ended March 31, 2016, primarily due to $60.8 million in performance fees earned by Clarion Partners on assets invested with them prior to the acquisition closing, which were passed through as compensation expense, fees earned by EnTrust which was acquired in May 2016, and higher fees earned on assets managed by Brandywine and Western Asset, offset in part by lower fees earned on assets managed by legacy Permal.

Distribution and Service Fees
For the year ended March 31, 2018, Distribution and service fees decreased $44.8 million, or 12%, to $321.9 million, as compared to $366.7 million for the year ended March 31, 2017. This decrease was driven by $39.0 million earned in fiscal 2017 on certain assets which were reclassified from AUA to AUM, effective April 1, 2017. Revenue related to these assets is included in Investment advisory fees from separate accounts for the year ended March 31, 2018. A reduction in average mutual fund AUM subject to distribution and service fees also contributed to the decrease.

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

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2018 Compared to 2017		2017 Compared to 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Compensation and benefits	$1,503.0	$1,374.4	$1,172.6	$128.6	9%	$201.8	17%
Transition-related compensation	5.8	27.3	32.2	(21.5)	(79)	(4.9)	(15)
Total Compensation and Benefits	1,508.8	1,401.7	1,204.8	107.1	8	196.9	16
Distribution and servicing	489.3	499.1	545.7	(9.8)	(2)	(46.6)	(9)
Communications and technology	212.8	208.9	197.9	3.9	2	11.0	6
Occupancy	100.8	113.7	122.6	(12.9)	(11)	(8.9)	(7)
Amortization of intangible assets	24.6	26.2	5.0	(1.6)	(6)	21.2	n/m
Impairment of intangible assets	229.0	35.0	371.0	194.0	n/m	(336.0)	(91)
Contingent consideration fair value adjustments	(31.3)	(39.5)	(33.4)	8.2	(21)	(6.1)	18
Other	282.3	219.6	196.4	62.7	29	23.2	12
Total Operating Expenses	$2,816.3	$2,464.7	$2,610.0	$351.6	14	$(145.3)	(6)
n/m - not meaningful

Total Operating Expenses for the year ended March 31, 2018, increased $351.6 million, or 14%, to $2.82 billion, as compared to $2.46 billion for the year ended March 31, 2017, primarily due to an increase in Impairment of intangible assets of $194.0 million, an increase in Compensation and benefits, as further discussed below, and a $67.0 million charge for the regulatory matter discussed in Subsequent Event, Note 18 of Notes to Consolidated Financial Statements. Total Operating Expenses

for the year ended March 31, 2017, decreased $145.3 million, or 6%, to $2.46 billion, as compared to $2.61 billion for the year ended March 31, 2016, primarily due to a reduction in Impairment of intangible assets of $336 million, offset in part by an increase in Compensation and benefits, as further discussed below.

Operating expenses incurred at the investment management affiliate level comprised approximately 65% for the year ended March 31, 2018, and 70% for each of the years ended March 31, 2017 and 2016, of total operating expenses, excluding impairment charges. The remaining operating expenses, excluding impairment charges, are corporate costs, including costs of our global distribution operations.

Compensation and Benefits
The components of Total Compensation and Benefits (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2018 Compared to 2017		2017 Compared to 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Salaries and incentives	$1,113.4	$1,024.9	$915.8	$88.5	9%	$109.1	12%
Benefits and payroll taxes (including deferred compensation)	262.9	245.5	232.6	17.4	7	12.9	6
Transition and severance costs	11.4	36.3	36.2	(24.9)	(69)	0.1	—
Management equity plan charges	—	19.8	21.4	(19.8)	(100)	(1.6)	(7)
Performance fee pass through	108.8	60.8	—	48.0	79	60.8	n/m
Gains (losses) on deferred compensation and seed capital investments	12.3	14.4	(1.2)	(2.1)	(15)	15.6	n/m
Total Compensation and Benefits	$1,508.8	$1,401.7	$1,204.8	$107.1	8	$196.9	16
n/m - not meaningful

Total Compensation and Benefits for the year ended March 31, 2018, increased 8% to $1.5 billion, as compared to $1.4 billion for the year ended March 31, 2017; and for the year ended March 31, 2017, increased 16% to $1.4 billion, as compared to $1.2 billion for the year ended March 31, 2016:

•
Salaries and incentives increased $88.5 million, to $1.1 billion for the year ended March 31, 2018, as compared to $1.0 billion for the year ended March 31, 2017, driven by an $87.3 million increase in net compensation at investment affiliates, which was primarily driven by the impact of increased revenues at certain revenue-share based affiliates, which typically creates a corresponding increase in compensation per the applicable revenue share agreements.

Salaries and incentives increased $109.1 million, to $1.02 billion for the year ended March 31, 2017, as compared to $915.8 million for the year ended March 31, 2016, driven by a $92.1 million increase in net compensation at investment affiliates, primarily due to the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016, offset in part by the impact of a reduction in operating revenue at revenue share-based affiliates, which typically creates an offsetting decrease in compensation per the applicable revenue share arrangements.

•
Benefits and payroll taxes increased $17.4 million, to $262.9 million for the year ended March 31, 2018, as compared to $245.5 million for the year ended March 31, 2017, primarily due to an increase in costs associated with certain long-term incentive deferred compensation and other benefit plans, as well as an increase in payroll-related taxes.

Benefits and payroll taxes increased $12.9 million, to $245.5 million for the year ended March 31, 2017, as compared to $232.6 million for the year ended March 31, 2016, primarily due to the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016, offset in part by a decrease at legacy Permal.

•
Transition costs and severance decreased $24.9 million, to $11.4 million, as compared to $36.3 million for the year ended March 31, 2017, with $5.8 million and $27.3 million for the years ended March 31, 2018 and 2017, respectively, associated with the restructuring of Permal for the combination with EnTrust, which is now substantially complete. The remaining amounts in each period were primarily severance costs for corporate and distribution personnel.

Transition and severance costs remained relatively flat at $36.3 million for the year ended March 31, 2017, as compared to $36.2 million for the year ended March 31, 2016, with $27.3 million and $32.2 million as of March 31, 2017 and 2016, respectively, associated with the previously discussed restructuring of Permal for the combination with EnTrust. The remaining amounts in each period were primarily severance costs related to corporate and distribution personnel.

See Note 2 of Notes to Consolidated Financial Statements for further discussion of transition-related costs.

•
Management equity plan charges for the year ended March 31, 2017, were comprised of $15.2 million associated with the implementation of a management equity plan for the management team of Clarion Partners and $4.6 million associated with an additional grant of equity units under the Royce management equity plan.

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

For the year ended March 31, 2018, compensation as a percentage of operating revenues decreased to 48.0% from 48.6% for the year ended March 31, 2017, as the impact of the reduction in transition and severance costs, primarily incurred in connection with the restructuring of Permal for the combination with EnTrust, and the impact of the previously discussed management equity plan charges recognized in the prior year, were substantially offset by the impact of the increase in performance fees earned by Clarion Partners that were passed through fully as compensation expense.

For the year ended March 31, 2017, compensation as a percentage of operating revenues increased to 48.6% from 45.3% for the year ended March 31, 2016, primarily due to the impact of the acquisition of Clarion Partners in April 2016, including the impact of performance fees earned by Clarion Partners that are passed through fully as compensation expense, and the impact of the charges associated with the implementation of the Clarion Partners management equity plan and the grant of additional equity units under the Royce management equity plan, offset in part by the impact of decreased revenues at certain revenue share-based affiliates that retain a relatively higher percentage of revenues as compensation and the impact of the charge associated with the initial Royce management equity plan grant during fiscal 2016.

Distribution and Servicing
For the year ended March 31, 2018, Distribution and servicing expenses decreased 2% to $489.3 million, as compared to $499.1 million for the year ended March 31, 2017, primarily due to the impact of lower average AUM in certain products for which we pay fees to third-party distributors.

For the year ended March 31, 2017, Distribution and servicing expenses decreased 9% to $499.1 million, as compared to $545.7 million for the year ended March 31, 2016, primarily due to the impact of lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and Technology
For the year ended March 31, 2018, Communications and technology expense increased 2% to $212.8 million, as compared to $208.9 million for the year ended March 31, 2017, as an increase in costs related to the implementation and maintenance of various technology initiatives, was offset in part by a decrease in technology depreciation and printing costs.

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

Occupancy
For the year ended March 31, 2018, Occupancy expense decreased 11% to $100.8 million, as compared to $113.7 million for the year ended March 31, 2017, primarily due to net real estate charges of $9.6 million recognized in fiscal 2017, as further discussed below.

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

Amortization of Intangible Assets
For the year ended March 31, 2018, Amortization of intangible assets decreased to $24.6 million, as compared to $26.2 million for the year ended March 31, 2017. This decrease was primarily due to a reduction in amortization expense as a result of impairments of the RARE Infrastructure amortizable management contracts asset recognized in fiscal 2018 and fiscal 2017, offset in part by a full year of amortization expense recognized in fiscal 2018 related to the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016.

For the year ended March 31, 2017, Amortization of intangible assets increased to $26.2 million, as compared to $5.0 million for the year ended March 31, 2016, due to additional amortization expense related to the acquisitions of Clarion Partners in April 2016, EnTrust in May 2016, and RARE Infrastructure in October 2015.

Impairment of Intangible Assets
Impairment of intangible assets were $229.0 million, $35.0 million, and $371.0 million for the years ended March 31, 2018, 2017, and 2016, respectively. The impairment charges recognized during the year ended March 31, 2018, were comprised of $195.0 million related to the EnTrustPermal indefinite-life fund management contracts asset, $32.0 million related to the RARE Infrastructure amortizable management contracts asset and $2.0 million related to the RARE Infrastructure trade name asset. The impairment to the EnTrustPermal indefinite-life fund management contracts asset was primarily the result of net client outflows from legacy high net worth fund products, including transfers of client funds from such products into EnTrustPermal separate accounts, and the related decline in revenues. The impairments to the RARE Infrastructure assets resulted from losses of separate account AUM and other factors at RARE Infrastructure, and the related decline in projected revenues. A revised estimate of the remaining useful life of the RARE Infrastructure separate account contracts intangible asset also contributed to the impairment of that asset.

The impairment charges recognized during the year ended March 31, 2017, were comprised of $18.0 million related to the RARE Infrastructure amortizable management contracts asset, and $17.0 million related to the Permal trade name asset. The impairment of the RARE Infrastructure amortizable management contracts asset resulted from client attrition, the related decline in revenues, and a reduction in the estimated remaining useful life of the contracts. The impairment of the Permal trade name resulted from a decrease in revenues and a reduction in the royalty rate, reflecting a decline in the value of the separate Permal trade name due to the combination with EnTrust.

The impairment charges recognized during the year ended March 31, 2016, were comprised of $364.0 million related to the legacy Permal indefinite-life fund-of-hedge funds management contracts asset and $7.0 million related to the Permal trade name asset, and resulted from a number of then current trends and factors which resulted in decreased cash flow projections.

See Critical Accounting Policies and Note 5 of Notes to Consolidated Financial Statements for further discussion of these impairment charges.

Contingent Consideration Fair Value Adjustments
Contingent consideration fair value adjustments for the years ended March 31, 2018, 2017, and 2016, included credits aggregating $31.3 million, $39.5 million, and $33.4 million, respectively. Contingent consideration fair value adjustments for the year ended March 31, 2018, were comprised of $32.0 million which reduced the contingent consideration liabilities related to the acquisitions of RARE Infrastructure, Martin Currie, and QS Investors, offset in part by an expense of $0.7 million, which increased the contingent consideration liability related to the acquisition of PK Investments. Contingent consideration fair value adjustments for the year ended March 31, 2017, reduced the contingent consideration liabilities related to the acquisitions of Martin Currie, RARE Infrastructure, QS Investors and Financial Guard. Contingent consideration fair value adjustments for the year ended March 31, 2016, reduced the contingent consideration liabilities related to the acquisitions of Martin Currie and Fauchier Partners Management Limited.

Other
For the year ended March 31, 2018, Other expenses increased $62.7 million, or 29%, to $282.3 million, as compared to $219.6 million for the year ended March 31, 2017, primarily due to a $67.0 million charge for a regulatory matter discussed in Subsequent Event, Note 18 of Notes to Consolidated Financial Statements.

For the year ended March 31, 2017, Other expenses increased $23.2 million, or 12%, to $219.6 million, as compared to $196.4 million for the year ended March 31, 2016, primarily as a result of a $9.1 million increase in travel and entertainment expenses and a $4.6 million increase in insurance costs, largely due to costs incurred in connection with the acquisitions of Clarion Partners and EnTrust, and a $6.3 million increase in professional fees.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2018 Compared to 2017		2017 Compared to 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Interest income	$7.1	$6.8	$5.6	$0.3	4%	$1.2	21%
Interest expense	(117.9)	(113.2)	(48.4)	(4.7)	4	(64.8)	n/m
Other income (expense), net	10.8	41.7	(26.0)	(30.9)	(74)	67.7	n/m
Non-operating income (expense) of consolidated investment vehicles, net	9.8	13.3	(7.2)	(3.5)	(26)	20.5	n/m
Total Non-Operating Income (Expense)	$(90.2)	$(51.4)	$(76.0)	$(38.8)	75	$24.6	(32)
n/m - not meaningful

Interest Expense
For the year ended March 31, 2018, Interest expense increased $4.7 million to $117.9 million, as compared to $113.2 million for the year ended March 31, 2017, primarily due to the net impact of the issuance of $500 million of 5.45% Junior Subordinated Notes due 2056 (the "5.45% 2056 Notes") in August 2016, the proceeds of which were used to repay $500 million of then outstanding borrowings under our revolving credit facility.

For the year ended March 31, 2017, Interest expense increased $64.8 million to $113.2 million, as compared to $48.4 million for the year ended March 31, 2016. The increase was primarily due to the issuance of $450 million of 4.75% Senior Notes due 2026 (the "2026 Notes") and $250 million of 6.375% Junior Subordinated Notes due 2056 (the "6.375% 2056 Notes") in March 2016, the net proceeds of which were used to fund the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016 and to replenish cash used to acquire RARE Infrastructure in October 2015, and the issuance of the 5.45% 2056 Notes.

Other Income (Expense), Net
For the year ended March 31, 2018, Other income (expense), net, was income of $10.8 million, as compared to income of $41.7 million for the year ended March 31, 2017. The change was primarily due to an $18.0 million reduction in net market gains on corporate investments, which are not offset by a corresponding increase in compensation expense, and an $8.7 million gain recognized in fiscal 2017 in connection with the disposition of two small investment managers and our share of a joint venture.

For the year ended March 31, 2017, Other income (expense), net, was income of $41.7 million, as compared to expense of $26.0 million for the year ended March 31, 2016. The change was primarily due to a $34.6 million increase in net market gains on corporate investments, which are not offset by a corresponding increase in compensation expense, a $15.6 million increase in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding increase in compensation expense, gains totaling $8.7 million associated with the disposition of two small investment managers and our share of a joint venture during fiscal 2017, and a $7.9 million increase from net market gains on investments of consolidated sponsored investment vehicles that are not designated as consolidated investment vehicles ("CIVs"), which have no impact on Net Income (Loss) Attributable to Legg Mason, Inc., as the losses are fully attributable to noncontrolling interests.

Non-Operating Income (Expense) of Consolidated Investment Vehicles, Net
For the year ended March 31, 2018, Non-operating income (expense) of consolidated investment vehicles, net, totaled income of $9.8 million, as compared to income of $13.3 million in the year ended March 31, 2017. The change was primarily due to activity of the CIVs during the respective periods.

For the year ended March 31, 2017, Non-operating income (expense) of consolidated investment vehicles, net, totaled income of $13.3 million, as compared to expense of $7.2 million in the year ended March 31, 2016, primarily due to the consolidation of additional CIVs, as a result of the adoption of updated consolidation accounting guidance effective April 1, 2016, as well as an increase in net market gains on investments of certain CIVs.

See Notes 1 and 17 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision (Benefit)
For the year ended March 31, 2018, the income tax benefit was $102.5 million, as compared to an income tax provision of $84.2 million in the year ended March 31, 2017. The effective benefit rate was 43.8% for the year ended March 31, 2018, as compared to an effective tax rate of 22.7% for the year ended March 31, 2017. As previously discussed, on December 22, 2017, the Tax Law was enacted. The reduction in the U.S. corporate tax rate, as well as other aspects of the Tax Law, resulted in a one-time, non-cash provisional tax benefit of $220.9 million, primarily due to the remeasurement of certain existing deferred tax assets and liabilities at the new 21% income tax rate. In addition, a non-cash tax charge of $7.3 million was provisionally provided for the deemed repatriation of unremitted foreign earnings as provided under the Tax Law. Any tax provision associated with the repatriations was adjusted to reflect the impact of the Tax Law. As further discussed in Note 7 of Notes to Consolidated Financial Statements, we continue to evaluate various aspects of the impact of the Tax Law for Legg Mason and adjustments to these provisional items may be made in subsequent periods as more detailed information and guidance is obtained and analyzed.
Also, during the year ended March 31, 2018, the effective benefit rate was impacted by 9.7 percentage points for the non-deductibility of the charge for the regulatory matter discussed in Subsequent Event, Note 18 to the Consolidated Financial Statements. In addition, for fiscal 2018, changes in state apportionment and state laws, audit settlements, and other discrete changes impacting state deferred tax liabilities resulted in additional net tax expense of $3.3 million, which reduced the effective benefit rate by 1.1 percentage points for the year ended March 31, 2018. Further, a $0.8 million discrete tax expense was recognized with respect to equity-based compensation, which reduced the effective benefit rate by 0.3 percentage points.
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

Noncontrolling interests in EnTrustPermal, Clarion Partners and Royce are structured as partnerships that pass an allocable portion of tax attributes and obligations to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests, which increased the effective benefit rate by 5.9 percentage points for the year ended March 31, 2018 and reduced the effective tax rate by 4.3 percentage points for the year ended March 31, 2017.
The impact of CIVs and other consolidated sponsored investment products increased the effective benefit rate by 1.3 percentage points for the year ended March 31, 2018, reduced the effective tax rate by 1.1 percentage points for the year ended March 31, 2017, and increased the effective tax rate by 23.8 percentage points for the year ended March 31, 2016.

Net Income (Loss) Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2018, totaled $285.1 million, or $3.01 per diluted share, as compared to $227.3 million, or $2.18 per diluted share, for the year ended March 31, 2017.  The increase in Net Income Attributable to Legg Mason, Inc. was largely the result of a $213.7 million, or $2.26 per diluted share, one-time, net non-cash provisional tax benefit related to the Tax Law. Lower acquisition and transition-related costs recognized in fiscal 2018, with $7.0 million, or $0.05 per diluted share, of such costs recognized during the year ended March 31, 2018, as compared to $75.1 million, or $0.48 per diluted share, recognized during the year ended March 31, 2017, and the net impact of increased operating revenues in fiscal 2018, including a $71.5 million increase in performance fees that were not passed through as compensation expense, also contributed to the increase. These increases were offset in part by a $194.0 million increase in impairment charges, with $229.0 million, or $1.96 per diluted share, of such charges recognized in the year ended March 31, 2018, as compared to $35.0 million, or $0.26 per diluted share, of such charges recognized in the year ended March 31, 2017. The year ended March 31, 2018 was also impacted by a charge of $67.0 million, or $0.71 per diluted share, for the regulatory matter discussed in Subsequent Event, Note 18 of Notes to Consolidated Financial Statements. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share for the year ended March 31, 2018, benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 10.3% for the year ended March 31, 2018, as compared to 14.6% for the year ended March 31, 2017, reflecting the impact of the increase in non-cash impairment charges and the charge for a regulatory matter discussed above.

Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2017, was $227.3 million, or $2.18 per diluted share, as compared to Net Loss Attributable to Legg Mason, Inc. of $25.0 million, or $0.25 per diluted share, for the year ended March 31, 2016. The change was primarily attributable to the impairment charges of $371.0 million, or $2.76 per diluted share, recognized in fiscal 2016, incremental net income related to the acquisitions of Clarion Partners and EnTrust in fiscal 2017, the inclusion of a full year of results from RARE Infrastructure, which was acquired in October 2015, and the pre-tax charge of $21.4 million recognized in fiscal 2016 in connection with the initial grant of equity units under the Royce management equity plan. These increases were offset in part by impairment charges of $35.0 million, or $0.26 per diluted share, recognized in fiscal 2017, an increase of $24.7 million in acquisition costs primarily related to the acquisitions of Clarion Partners and EnTrust, including $15.2 million related to the implementation of the Clarion Partners management equity plan, and the net impact of reduced operating revenue at certain legacy affiliates. Operating margin was 14.6% for the year ended March 31, 2017, compared to 1.9% for the year ended March 31, 2016, with the increase primarily attributable to the decrease in impairment charges.

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

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing arrangements, amortization related to intangible assets, income (loss) of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, unusual and other non-core charges (including the regulatory matter discussed in Subsequent Event, Note 18 of Notes to Consolidated Financial Statements), and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, and less performance fees that are passed through as compensation expense or net income (loss) attributable to noncontrolling interests, which we refer to as "Operating Revenues, as Adjusted." The deferred compensation items are removed from Operating Income in the calculation because they are offset by an equal amount in Non-operating income (expense), net, and thus have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. We adjust for the impact of the amortization of management contract assets and the impact of fair value adjustments of contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Impairment charges, unusual and other non-core charges (including the regulatory matter discussed in Subsequent Event, Note 18 of Notes to Consolidated Financial Statements), and income (loss) of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted, in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. We also use Operating Revenues, as Adjusted, in the calculation to show the operating margin without performances fees which are passed through as compensation expense or net income (loss) attributable to noncontrolling interests per the terms of certain more recent acquisitions. Operating Revenues, as Adjusted, also include our advisory revenues we receive from consolidated investment vehicles that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities. It excludes items that have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and indicates what our operating margin would have been without distribution revenues that are passed through to third parties as a direct cost of selling our products, performance fees that are passed through as compensation expense or net income (loss) attributable to noncontrolling interests per the terms of certain more recent acquisitions, amortization related to intangible assets, changes in the fair value of contingent consideration liabilities, if any, impairment charges, unusual and other non-core charges (including the regulatory matter discussed in Subsequent Event, Note 18 of Notes to Consolidated Financial Statements), and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net Income (Loss) Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	For the Years Ended March 31,
	2018	2017	2016
Operating Revenues, GAAP basis	$3,140,322	$2,886,902	$2,660,844
Plus (less):
Pass-through performance fees	(108,757)	(60,756)	—
Operating revenues eliminated upon consolidation of investment vehicles	578	529	318
Distribution and servicing expense, excluding consolidated investment vehicles	(489,310)	(499,126)	(545,668)
Operating Revenues, as Adjusted	$2,542,833	$2,327,549	$2,115,494

Operating Income, GAAP basis	$324,001	$422,243	$50,831
Plus (less):
Gains (losses) on deferred compensation and seed investments, net	12,345	14,427	(1,205)
Impairment of intangible assets	229,000	35,000	371,000
Contingent consideration fair value adjustments	(31,329)	(39,500)	(33,375)
Amortization of intangible assets	24,604	26,190	4,979
Charge related to regulatory matter	67,000	—	—
Operating loss of consolidated investment vehicles, net	877	819	461
Operating Income, as Adjusted	$626,498	$459,179	$392,691

Operating Margin, GAAP basis	10.3%	14.6%	1.9%
Operating Margin, as Adjusted	24.6	19.7	18.6

Operating Margin, as Adjusted, for the years ended March 31, 2018, 2017, and 2016, was 24.6%, 19.7%, and 18.6%, respectively. Operating Margin, as Adjusted, for the year ended March 31, 2018, was reduced by 0.3 percentage points due to transition-related costs incurred in connection with the combination of Permal and EnTrust.

Operating Margin, as Adjusted, for the year ended March 31, 2017, was reduced by 1.8 percentage points due to transition-related costs incurred in connection with the combination of Permal and EnTrust, 0.8 percentage points due to acquisition-related costs incurred in connection with the Clarion Partners and EnTrust acquisitions, and 0.7 percentage points due to the charge associated with the implementation of the Clarion Partners management equity plan.

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

The calculation of Adjusted EBITDA is as follows (dollars in thousands):

	For the Years Ended March 31,
	2018	2017	2016
Cash provided by operating activities, GAAP basis	$492,936	$539,772	$454,451
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	115,056	107,483	45,323
Current tax expense	38,983	26,371	15,419
Net change in assets and liabilities	(36,842)	(33,900)	26,565
Net change in assets and liabilities of consolidated investment vehicles	69,941	(41,365)	3,519
Net (income) loss attributable to noncontrolling interests	(51,275)	(59,447)	7,878
Net gains (losses) and earnings on investments	(305)	9,717	13,404
Net gains (losses) on consolidated investment vehicles	9,781	13,329	(7,243)
Other	(1,047)	(1,720)	2,116
Adjusted EBITDA	$637,228	$560,240	$561,432

Adjusted EBITDA for the years ended March 31, 2018, 2017, and 2016, was $637.2 million, $560.2 million, and $561.4 million, respectively. The increase in Adjusted EBITDA for the year ended March 31, 2018, as compared to the year ended March 31, 2017, was primarily due to an increase in Net Income, adjusted for non-cash items, largely the result of a reduction in acquisition and transition-related costs incurred in connection with the acquisitions of Clarion Partners and EnTrust, and the net impact of increased operating revenues, offset in part by the impact of the charge related to the regulatory matter. Adjusted EBITDA for the year ended March 31, 2017, as compared to the year ended March 31, 2016, remained essentially flat, as the net impact of a reduction in operating revenues at certain legacy affiliates was substantially offset by incremental earnings from Clarion Partners and EnTrust, and the inclusion of a full year of results of RARE Infrastructure.

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

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. However, we have executed total return swap arrangements with investors in two ETFs, and as a result we receive the related investment gains and losses on the ETFs and are required to consolidate these ETFs. At March 31, 2018, the total return swap notional values aggregated $50.1 million. Otherwise, we have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs and other consolidated sponsored investment products beyond our investments in and investment advisory fees generated from these products, which are eliminated in consolidation. Additionally, creditors of the CIVs and other consolidated sponsored investment products have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At March 31, 2018, cash and cash equivalents, total assets, long-term debt, net, and stockholders'

equity were $0.7 billion, $8.2 billion, $2.2 billion and $3.9 billion, respectively. Total assets include amounts related to CIVs and other consolidated sponsored investment products of $0.2 billion.

Cash and cash equivalents are primarily invested in bank deposits and liquid domestic and non-domestic money market funds that hold principally domestic and non-domestic government and agency securities, bank deposits, and corporate commercial paper. We have not recognized any losses on these investments. Our monitoring of cash and cash equivalents partially mitigates the potential that material risks may be associated with these balances.

The following table summarizes our Consolidated Statements of Cash Flows for the years ended March 31 (in millions):

	2018	2017	2016
Cash flows provided by operating activities	$492.9	$539.8	$454.5
Cash flows used in investing activities	(39.0)	(1,019.7)	(244.6)
Cash flows provided by (used in) financing activities	(462.3)	(116.9)	465.7
Effect of exchange rate changes	10.8	1.4	(16.1)
Net change in cash and cash equivalents	2.4	(595.4)	659.5
Cash and cash equivalents, beginning of period	733.7	1,329.1	669.6
Cash and cash equivalents, end of period	$736.1	$733.7	$1,329.1

Cash inflows provided by operating activities during fiscal 2018 were $492.9 million, primarily related to Net Income, adjusted for non-cash items, including the $229.0 million of impairment charges and the $213.7 million tax benefit recognized in connection with the enactment of the Tax Law. Cash inflows provided by operating activities during fiscal 2017 were $539.8 million, primarily related to Net Income, adjusted for non-cash items, and net sales of investment securities. Cash inflows provided by operating activities during fiscal 2016 were $454.5 million, primarily related to Net Loss, adjusted for non-cash items.

Cash outflows used in investing activities during fiscal 2018 were $39.0 million, primarily related to payments made for fixed assets and an increase in restricted cash, offset in part by returns of capital received on certain investments in partnerships and limited liability companies. Cash outflows used in investing activities during fiscal 2017 were $1.0 billion, primarily related to payments associated with the acquisitions of Clarion Partners and EnTrust aggregating $997.9 million (net of cash acquired). Cash outflows used in investing activities during fiscal 2016 were $244.6 million, primarily related to payments associated with the acquisitions of RARE Infrastructure and PK Investments, and the investment in Precidian Investments, aggregating $234.1 million (net of acquired cash).

Cash outflows used in financing activities during fiscal 2018 were $462.3 million, primarily related to the purchase of 6.6 million shares of our common stock for $253.6 million through open market purchases, the purchase of 5.6 million shares of our common stock from Shanda Asset Management Investment Limited ("Shanda") for $225.5 million, as further discussed below, and dividends paid of $102.2 million, offset in part by $125.5 million of net borrowings under our unsecured credit agreement (as amended from time to time, the "Credit Agreement") to fund the purchase of our shares from Shanda. Cash outflows used in financing activities during fiscal 2017 were $116.9 million, primarily related to the repurchase of 11.7 million shares of our common stock for $381.7 million, dividends paid of $87.9 million, and the repayment of $40.0 million of short-term borrowings, offset in part by $482.4 million of net proceeds from the issuance of the 5.45% 2056 Notes in August 2016. Cash inflows provided by financing activities during fiscal 2016 were $465.7 million, primarily related to the proceeds of the issuance of $699.8 million of long-term debt, offset in part by the repurchase of 4.5 million shares of our common stock for $209.6 million.

Financing Transactions
The table below reflects our primary sources of financing (in thousands) as of March 31, 2018:

	Available at March 31, 2018	Amount Outstanding at March 31,
Type		2018	2017	Interest Rate	Maturity
2.7% Senior Notes due July 2019	$250,000	$250,000	$250,000	2.70%	July 2019
3.95% Senior Notes due July 2024	250,000	250,000	250,000	3.95%	July 2024
4.75% Senior Notes due March 2026	450,000	450,000	450,000	4.75%	March 2026
5.625% Senior Notes due January 2044	550,000	550,000	550,000	5.625%	January 2044
6.375% Junior Subordinated Notes due March 2056	250,000	250,000	250,000	6.375%	March 2056
5.45% Junior Subordinated Notes due September 2056	500,000	500,000	500,000	5.45%	September 2056
Revolving credit agreement	374,500	125,500	—	Eurocurrency Rate + 1.25% + 0.175% annual commitment fee	December 2020

Long-term Debt
In August 2016, we issued an aggregate principal amount of $500 million of 5.45% 2056 Notes, the net proceeds of which, together with cash on hand, were used to repay the total $500 million of then outstanding borrowings under our Credit Agreement, as further discussed below.

In March 2016, we issued $450 million of 4.75% 2026 Notes and $250 million of 6.375% 2056 Notes. The net proceeds of these offerings were used to partially finance the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016, as previously discussed.

Revolving Credit Agreements
In December 2015, we entered into an unsecured credit agreement which provided for a $1.0 billion multi-currency revolving credit facility. On March 31, 2017, the Credit Agreement was amended to reduce the amount available under the revolving credit facility from $1.0 billion to $500 million. The revolving credit facility may be increased by an aggregate amount of up to $500 million, to $1.0 billion, subject to the approval of the lenders, expires in December 2020, and can be repaid at any time. This revolving credit facility is available to fund working capital needs and for general corporate purposes.

In December 2017, we borrowed $225.5 million under the Credit Agreement to fund the purchase of our shares from Shanda. In March 2018, we repaid $100 million of these borrowings, and as of March 31, 2018, $125.5 million remained outstanding. There were no borrowings outstanding under the Credit Agreement as of March 31, 2017.

In August 2016, the total $500 million of then outstanding borrowings under the Credit Agreement discussed below were repaid using the net proceeds of the 5.45% 2056 Notes, together with cash on hand.

In May 2016, we borrowed $460 million under the Credit Agreement to partially finance the acquisition of EnTrust and to replenish cash used to complete the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015. In December 2015, we borrowed $40 million under the Credit Agreement, which remained outstanding as of March 31, 2016. The borrowings were used to repay the $40 million of outstanding borrowings under our previous revolving credit facility, which were used to partially finance the acquisition of RARE Infrastructure in October 2015, as further discussed below.

The financial covenants under the Credit Agreement include: maximum net debt to EBITDA ratio, which was modified in March 2017, of 3.5 to 1 for the period from January 1, 2017 through March 31, 2018, and 3.0 to 1 thereafter; and a minimum EBITDA to interest ratio of 4.0 to 1. Debt is defined to include all obligations for borrowed money, excluding non-recourse debt of CIVs and capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of the greater of subsidiary cash or $300 million, by the lesser of 50% of the aggregate amount of our seed capital investments or $125 million, and an amount equal to 50% of our hybrid capital securities. EBITDA is defined as consolidated net income (loss) plus/minus tax expense (benefit), interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expense or losses, any non-cash charges, and certain transition-related costs, as defined in the agreements. As of March 31, 2018, our net debt to EBITDA ratio was 2.5 to 1 and EBITDA to interest expense ratio was 6.2 to 1, and therefore, we have maintained compliance with the applicable covenants.

On June 2, 2017, our Credit Agreement was amended to include Legg Mason, Inc. (the parent entity) among the entities permitted to incur liens to secure obligations, including those related to cash collateral provisions for hedging agreements, in an aggregate amount not to exceed $200 million at any one time. Prior to this amendment, only certain of our subsidiaries were permitted to incur such liens and the cash collateral provided by Legg Mason, Inc. in connection with certain of our hedging agreements was considered a lien on assets for purposes of the lien covenant. As a result, we were not in compliance with the terms of the Credit Agreement at all times. The amendment provides for a waiver of any defaults under the Credit Agreement that may have arisen prior to the date of the amendment resulting from the provision of such cash collateral.

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
Our Credit Agreement is currently impacted by the ratings of two rating agencies. The interest rate and annual commitment fee on our revolving line of credit are based on the higher credit rating of the two rating agencies. One rating agency gives us a lower credit rating than the other. Should the other agency downgrade our rating, absent an upgrade from the former agency, and if there are borrowings outstanding under the revolving credit facility, our interest costs will rise modestly.

As further discussed in "Future Outlook" below, we currently plan to apply funds that otherwise would have been used to repurchase shares of our common stock to make any required payments for resolution of the regulatory matter discussed in Subsequent Event, Note 18 of Notes to Consolidated Financial Statements, and to repay the outstanding borrowings under our Credit Agreement through the end of calendar year 2018. After the outstanding borrowings under the Credit Agreement have been fully repaid, we intend to accumulate cash to repay the $250 million of outstanding 2019 Senior Notes.

Other
In May 2012, we refinanced our then outstanding 2.5% Senior Convertible Notes (the "Convertible Notes"). The terms of the repurchase included the issuance of warrants to the holders of the Convertible Notes. The warrants replaced a conversion feature of the Convertible Notes, and provided for the purchase, in the aggregate and subject to adjustment, of 14.2 million shares of our common stock, on a net share settled basis, at an exercise price of $88 per share. The warrants expired unexercised in July 2017.

See Note 6 of Notes to Consolidated Financial Statements for additional information regarding our debt.

Other Transactions
We expect that over the next 12 months cash generated from our operating activities and available cash on hand will be adequate to support our operating cash needs. We currently intend to utilize our available resources for any number of potential activities, including, but not limited to, repayment of outstanding debt, acquisitions, repurchase of shares of our common stock, seed capital investments in new and existing products, or payment of increased dividends. In addition to our ordinary operating cash needs and resolution of the regulatory matter discussed in Subsequent Event, Note 18 of Notes to Consolidated Financial Statements, we anticipate other cash needs during the next 12 months, as discussed below.

Acquisitions
As of March 31, 2018, we had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining aggregate contingent consideration and the Contingent consideration liability (in millions) for each of our acquisitions. Additional details regarding contingent consideration for each significant recent acquisition are discussed below.

	RARE Infrastructure	QS Investors	Other(2)	Total
Maximum Remaining Contingent Consideration(1)	$81.5	$23.4	$1.9	$106.8
Contingent consideration liability
Current Contingent consideration	$—	$3.7	$—	$3.7
Non-current Contingent consideration	—	—	1.9	1.9
Balance as of March 31, 2018	$—	$3.7	$1.9	$5.6

(1)	Using the applicable exchange rate as of March 31, 2018 for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to two small acquisitions completed in December 2017.

As further described below, we may be obligated to settle noncontrolling interests related to certain affiliates. The following table presents a summary of our affiliate redeemable noncontrolling interests (in millions), excluding amounts related to management equity plans, as of March 31, 2018. The ultimate timing of noncontrolling interest settlements are too uncertain to project with any accuracy.

	EnTrustPermal	Clarion Partners	RARE Infrastructure	Other	Total
Affiliate noncontrolling interests as of March 31, 2018	$386.9	$117.3	$68.3	$1.5	$574.0

On August 17, 2016, we acquired a majority interest in Financial Guard. The acquisition closing required a cash payment, which was funded with existing cash resources. Contingent consideration of up to $3 million was potentially due one year after the closing date; however, no such payment was due based on relevant financial metrics. We also committed to contribute up to $5 million of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, of which $2.5 million has been paid as of March 31, 2018.

On May 2, 2016, we closed the transaction to combine Permal and EnTrust, to create EnTrustPermal, of which we own 65%. The transaction required a cash payment of $400 million, which was funded with borrowings under our revolving credit facility, as well as a portion of the proceeds from the 2026 Notes and the 6.375% 2056 Notes that were issued in March 2016. In connection with the combination, as of March 31, 2018, we have incurred restructuring and transition-related costs of approximately $92 million, of which approximately 15% were non-cash charges, and approximately $76 million have been paid. While the combination is substantially complete, we expect to incur additional costs totaling $1 million to $2 million during fiscal 2019. See Note 2 of Notes to Consolidated Financial Statements for additional information. Noncontrolling interests of 35% of the outstanding equity are subject to put and call provisions that may result in future cash outlays.

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

On January 22, 2016, we acquired a minority equity position in Precidian Investments, LLC ("Precidian"). The transaction required a cash payment, which was funded from existing cash resources. Under the terms of the transaction, we acquired series B preferred units of Precidian that entitle us to approximately 20% of the voting and economic interests of Precidian. At our sole option during the 48 months following the initial investment or, if earlier, within nine months of the Security and Exchange Commission's ("SEC") approval of Precidian's application to operate its Active SharesSM product, we may, subject to satisfaction of certain closing conditions and upon payment of further consideration, convert our preferred units to 75% of the common equity of Precidian on a fully diluted basis. The equity conversion, and the put and call options that would then attach to the noncontrolling interests of 25% of the outstanding equity may result in future cash outlays.

On December 31, 2015, Martin Currie acquired certain assets of PK Investments. The purchase price was comprised of an initial cash payment of $5 million and a contingent payment of $3.2 million, which was paid in December 2017. These payments were funded with existing cash resources. No additional consideration will be paid in connection with the acquisition of PK Investments.

On October 21, 2015, we acquired a majority interest in RARE Infrastructure. The acquisition required an initial cash payment of approximately $214 million (using the foreign exchange rate as of October 21, 2015 for the 296 million Australian dollar payment), which was funded with $40 million of net borrowings under our previous revolving credit facility, as well as existing cash resources. The acquisition agreement provided for potential contingent consideration payments due March 31, 2017 and 2018; however, no such payments were due based on relevant net revenue targets. Contingent consideration catch-up adjustments of up to $81.5 million (using the foreign exchange rate as of March 31, 2018, for the maximum 106 million Australian dollar amount per the related agreements), may be due through March 31, 2019, dependent on the achievement of certain net revenue targets; however, as of March 31, 2018, no such payments are expected to be due. Noncontrolling interests of 25% are subject to put and call provisions that may result in future cash outlays.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. The share purchase agreement provided for potential first, second, and third anniversary contingent payments due as of March 31, 2016, 2017, and 2018, respectively; however, no such payments were due based on relevant financial metrics. In addition, Martin Currie has a legacy pension plan that currently has a shortfall of assets to liabilities and contingent payments earned would have first been applied to cover that shortfall. In connection with a review by the Pensions Regulator in the U.K. ("the Regulator") of the pension plan's current structure and funding status, Martin Currie, the trustees of the pension and the Regulator have agreed to a revised plan structure, including the redomiciliation of the plan in the U.K., additional guarantees, and provisions for accelerated funding of a portion of any remaining benefit obligation in certain circumstances. Martin Currie has agreed with the plan trustees to contribute $3.3 million (using the exchange rate as of March 31, 2018 for the £2.3 million annual contribution amount) to the plan on an annual basis, beginning in fiscal 2019 and continuing through May 2024, with a final payment of $2.1 million (using the exchange rate as of March 31, 2018 for the £1.5 million final payment amount) due in November 2024.

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

See Notes 2 and 8 of Notes to Consolidated Financial Statements for additional information regarding these acquisitions.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with the management of Royce. Under this management equity plan, as of March 31, 2018, noncontrolling interests equivalent to 19.0% in the Royce entity have been issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). In June 2013, we implemented an affiliate management equity plan that entitled key employees of Permal to participate in 15% of the future growth of the enterprise value (subject to appropriate discounts), if any. In April 2016, in conjunction with the combination of Permal with EnTrust, the Permal management equity plan was liquidated with the payment of $7.2 million to its participants.

As of March 31, 2018, the estimated redemption value for units under management equity plans aggregated $89.4 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Other
Certain of our asset management affiliates maintain various credit facilities for general operating purposes. Certain affiliates are subject to the capital requirements of various regulatory agencies. All such affiliates met their respective capital adequacy requirements during the periods presented.

In January 2015, our Board of Directors authorized $1.0 billion for additional purchases of our common stock. As previously discussed, in December 2017, our Board of Directors approved the purchase of $225.5 million of our common stock from Shanda, utilizing the remaining $169.0 million of common stock available for repurchase as authorized in January 2015, and authorizing the purchase of an additional $56.5 million of common stock to complete the transaction. As of March 31, 2018, further purchases of our common stock have not been authorized.

Future Outlook
As of March 31, 2018, we had approximately $460 million in cash and cash equivalents in excess of our working capital and regulatory requirements. The $460 million includes amounts expected to be used to fund accrued compensation payments, primarily in the first quarter of fiscal 2019. Excluding the purchase of shares from Shanda discussed below, during the year ended March 31, 2018, we retired $266.9 million of shares, including $13.2 million of shares retired under net share settlements for annual deferred compensation award vesting, and made dividend payments totaling $102.2 million. In December 2017, we purchased 5.6 million shares of our common stock from Shanda for $225.5 million, which was funded using $225.5 million of borrowings under our Credit Agreement. The aggregate purchase of $225.5 million was effectively an acceleration of our share repurchase program. In March 2018, we applied funds that otherwise would have been allocated to share repurchases to repay $100 million of the amounts borrowed under our Credit Agreement in connection with the purchase of shares from Shanda. After payment from available cash of amounts required by the resolution of the regulatory matter discussed in Subsequent Event, Note 18 of Notes to Consolidated Financial Statements, we plan to continue to apply similar funds to repay the outstanding borrowings under our Credit Agreement through the end of calendar year 2018. After the outstanding borrowings under the Credit Agreement have been fully repaid, we intend to accumulate cash to repay the $250 million of outstanding 2019 Senior Notes. Accordingly, while dividends have been increased, we do not currently intend to repurchase significant additional shares of our common stock prior to June 2019. As of March 31, 2018, we have approximately $375 million of available borrowing capacity under our Credit Agreement, which terminates in December 2020, and can be increased by another $500 million with the approval of the lenders. While we do not currently expect to raise incremental debt or equity financing over the next 12 months, we intend to continue to grow our ETF business and continue to explore and implement various options to facilitate the launch of and provide capital to these new products. Going forward, there can be no assurances of these expectations, as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts available under our Credit Agreement, such as an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely not repay existing debt, further utilize borrowing capacity under our revolving credit facility, or seek to raise additional equity or debt.

Our liquid assets include cash, cash equivalents, and certain current investment securities. As of March 31, 2018, our total liquid assets of approximately $942 million, included $368 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries were not significant. In order to supplement cash available in the U.S. for general corporate purposes, we plan to utilize up to approximately $24 million of foreign cash annually over the next several years, and anticipate that $12 million will be in the form of debt service payments by foreign affiliates, with the remainder provided from distribution of forecasted future offshore earnings. No further repatriation of foreign earnings is currently planned.

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

Off-Balance Sheet Arrangements
Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments, or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations section that follows, Consolidation discussed in Critical Accounting Policies and Notes 1 and 17 of Notes to Consolidated Financial Statements, and Derivatives and Hedging discussed in Notes 1 and 15 of Notes to Consolidated Financial Statements.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs and other consolidated sponsored investment products, as we are not responsible or liable for these obligations:

	2019	2	2020	2	2021	2022	2	2023	Thereafter	Total
Contractual Obligations
Short-term borrowings by contract maturity(1)	$125.5		$—		$—	$—		$—	$—	$125.5
Long-term borrowings by contract maturity	—		250.0		—	—		—	2,000.0	2,250.0
Interest on long-term borrowings and credit facility commitment fees	114.5		109.7		106.1	105.4		105.4	2,167.4	2,708.5
Minimum rental and service commitments	130.6		112.0		98.7	93.2		85.4	113.3	633.2
Contributions to pension plan(2)	3.3		3.3		3.3	3.3		3.3	8.3	24.8
Total Contractual Obligations	373.9		475.0		208.1	201.9		194.1	4,289.0	5,742.0
Contingent Obligations
Payments related to business acquisitions:(3)
RARE Infrastructure	81.5		—		—	—		—	—	81.5
Other	24.0		0.7		0.6	—		—	—	25.3
Total payments related to business acquisitions	105.5		0.7		0.6	—		—	—	106.8
Total Obligations(4)(5)(6)(7)	$479.4		$475.7		$208.7	$201.9		$194.1	$4,289.0	$5,848.8

(1)	Represents borrowings under our Credit Agreement, which does not expire until December 2020.

(2)
Represents contributions to be made by Martin Currie to its legacy pension plan on an annual basis through May 2024, with a final payment due November 2024 (using the exchange rate as of March 31, 2018 for the £2.3 million annual committed contribution amount and the £1.5 million final payment amount). See Note 2 of Notes to Consolidated Financial Statements.

(3)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of March 31, 2018, for amounts denominated in currencies other than the U.S. dollar. The related contingent consideration liabilities had an aggregate fair value of $5.6 million as of March 31, 2018. See Notes 2 and 8 of Notes to Consolidated Financial Statements. No contingent payment related to the acquisition of Martin Currie is reflected in the table above, as no payments are due.

(4)
The table above does not include approximately $44.8 million in capital commitments to investment partnerships in which we are a limited partner, which will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2030; $100 million of co-investment commitment associated with the Clarion Partners acquisition; or up to approximately $2.5 million of remaining additional working capital commitment associated with the Financial Guard acquisition, which will be funded over the period ending in August 2018.

(5)
The table above does not include amounts for uncertain tax positions of $49.6 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(6)
The table above does not include redeemable noncontrolling interests related to minority equity interests in our affiliates and affiliate management equity plans with key employees of Clarion Partners and ClearBridge of $607.2 million as of March 31, 2018, because the timing and amount of any related cash outflows cannot be reliably estimated. Redeemable noncontrolling interests of CIVs of $125.0 million as of March 31, 2018, are also excluded from the table above because we have no obligations in relation to these amounts. Potential obligations arising from the ultimate settlement of awards under the affiliate management equity plan with key employees of Royce are also excluded due to the uncertainty of the timing and amounts ultimately payable. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

(7)	The table above does not include any payments required for the resolution of the regulatory matter discussed in Subsequent Event, Note 18 of Notes to Consolidated Financial Statements.

MARKET RISK
We maintain an enterprise risk management program to oversee and coordinate risk management activities of Legg Mason and its subsidiaries. Under the program, certain risk activities are managed at the subsidiary level. The following describes certain aspects of our business that are sensitive to market risk.

Revenues and Net Income (Loss)
The majority of our revenue is calculated from the market value of our AUM. Accordingly, a decline in the value of the underlying securities will cause our AUM, and thus our revenues, to decrease. In addition, our fixed income and liquidity AUM are subject to the impact of interest rate fluctuations, as rising interest rates may tend to reduce the market value of bonds held in various mutual fund portfolios or separately managed accounts. In the ordinary course of our business, we may also reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. Market conditions, such as low interest rate environments, may lead us to take such actions. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks, and strong markets tend to increase these fees. Declines in market values of AUM will result in reduced fee revenues and net income. We generally earn higher fees on alternative assets and equity assets than fees charged for fixed income and liquidity assets. Declines in market values of AUM in these asset classes will have a greater impact on our revenues. In addition, under revenue sharing arrangements or other arrangements, certain of our affiliates retain different percentages of revenues to cover their costs, including compensation, and our affiliates operate at different levels of margins. Our net income (loss), profit margin and compensation as a percentage of operating revenues are impacted based on which affiliates generate our revenues, and a change in AUM at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary.

Trading and Non-Trading Assets
Our trading and non-trading assets are comprised of investment securities, including seed capital in sponsored mutual funds and products, limited partnerships, limited liability companies and certain other investment products.

Trading and other current investments, excluding CIVs, subject to risk of security price fluctuations as of March 31, 2018 and 2017, are summarized in the table below (in thousands):

	2018	2017
Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$184,738	$150,903
Trading investments of proprietary fund products and other trading investments	205,396	262,585
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	9,236	10,131
Total current investments, excluding CIVs	$399,370	$423,619

Trading and other current investments of $194.0 million and $158.5 million at March 31, 2018 and 2017, respectively, relate to long-term incentive plans which will have offsetting liabilities at the end of the respective vesting periods, but for which the related liabilities may not completely offset at the end of each reporting period due to vesting provisions. Therefore, fluctuations in the market value of these trading investments will impact our compensation expense, non-operating income (expense) and, dependent on the vesting provisions of the plan, our net income (loss).

Approximately $205.4 million and $265.1 million of trading and other current investments at March 31, 2018 and 2017, respectively, are investments in proprietary fund products and other investments for which fluctuations in market value will impact our non-operating income (expense). Of these amounts, the fluctuations in market value related to approximately $28.6 million and $23.5 million of proprietary fund products as of March 31, 2018 and 2017, respectively, have offsetting compensation expense under revenue share arrangements. The fluctuations in market value related to approximately $131.5 million and $136.3 million in proprietary fund products as of March 31, 2018 and 2017, respectively, are substantially offset by gains (losses) on market hedges and therefore do not materially impact Net Income (Loss) Attributable to Legg Mason, Inc. Investments in proprietary fund products are not liquidated before the related fund establishes a track record, has other investors, or a decision is made to no longer pursue the strategy.

Non-trading assets, excluding CIVs, subject to risk of security price fluctuations at March 31, 2018 and 2017, are summarized in the table below (in thousands):

	2018	2017
Investment securities, excluding CIVs:
Investments in partnerships, LLCs and other	$9,465	$14,679
Equity method investments in partnerships and LLCs	60,000	67,636
Other investments	113	113
Total non-trading assets, excluding CIVs	$69,578	$82,428

Investment securities of CIVs totaled $149.1 million and $58.7 million as of March 31, 2018 and 2017, respectively. Fluctuations in the market value of investments of CIVs in excess of our equity investment will not impact Net Income (Loss) Attributable to Legg Mason, Inc. However, it may have an impact on non-operating income (expense) of CIVs with a corresponding offset in Net income (loss) attributable to noncontrolling interests. As of March 31, 2018 and 2017, we held equity investments in the CIVs of $43.9 and $28.3 million, respectively. As of March 31, 2018, fluctuations in the market value of approximately $27.2 million of these equity investments in CIVs are substantially offset by gains (losses) on market hedges and therefore do not materially impact Net Income (Loss) Attributable to Legg Mason, Inc. Fluctuations in the market value of the remaining $16.7 million of equity investments in CIVs will impact our non-operating income (expense).

Valuation of trading and non-trading investments is described below within Critical Accounting Policies under the heading "Valuation of Financial Instruments." See Notes 1 and 15 of Notes to Consolidated Financial Statements for further discussion of derivatives.

The following is a summary of the effect of a 10% increase or decrease in the market values of our financial instruments subject to market valuation risks at March 31, 2018 (in thousands):

	Carrying Value	Fair Value Assuming a 10% Increase(1)	Fair Value Assuming a 10% Decrease(1)
Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$184,738	$203,212	$166,264
Trading investments of proprietary fund products and other trading investments	205,396	225,936	184,856
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	9,236	10,159	8,313
Total current investments, excluding CIVs	399,370	439,307	359,433
Investments in CIVs	43,854	48,239	39,469
Investments in partnerships, LLCs and other	9,465	10,412	8,519
Equity method investments in partnerships and LLCs	60,000	66,000	54,000
Other investments	113	124	101
Total investments subject to market risk	$512,802	$564,082	$461,522

(1)
Gains and losses related to investments in deferred compensation plans are directly offset over the full vesting period by a corresponding adjustment to compensation expense and related liability. In addition, investments in proprietary fund products and investments in CIVs totaling approximately $158.7 million have been economically hedged to limit market risk. As a result, a 10% increase or decrease in the unrealized market value of our financial instruments subject to market valuation risks would result in a $10.6 million increase or decrease in pre-tax earnings attributable to Legg Mason, Inc. as of March 31, 2018.

Also, as of March 31, 2018 and 2017, cash and cash equivalents included $350.1 million and $403.6 million, respectively, of money market funds.

Foreign Exchange Sensitivity
We operate primarily in the U.S., but provide services, earn revenues and incur expenses outside the U.S. Accordingly, fluctuations in foreign exchange rates for currencies, principally in the U.K., Brazil, Australia, Singapore, Japan and those denominated in the euro, may impact our AUM, revenues, expenses, comprehensive income (loss) and net income (loss). We and certain of our affiliates have entered into forward contracts to manage a portion of the impact of fluctuations in foreign exchange rates on their results of operations. We do not expect foreign currency fluctuations to have a material effect on our net income (loss) or liquidity.

Interest Rate Risk
Exposure to interest rate changes on our outstanding long-term debt is substantially mitigated as our $250 million of 2.7% Senior Notes due July 2019, $250 million of 3.95% Senior Notes due July 2024, $450 million of 4.75% Senior Notes due March 2026, $550 million of 5.625% Senior Notes due July 2044, $250 million of 6.375% Junior Subordinated Notes due March 2056, and $500 million of 5.45% Junior Notes due September 2056, are at fixed interest rates. As of March 31, 2018, the $125.5 million of floating rate borrowings outstanding under our Credit Agreement is subject to fluctuations in interest rates and will have an impact on our non-operating income (loss) and net income (loss). As of March 31, 2018, we estimate that a 1% change in interest rates would result in a net annual change to interest expense of $1.3 million.

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

Consolidation
In the normal course of our business, we sponsor and manage various types of investment products. For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Our exposure to risk in these entities, except those for which total return swap arrangements have been executed, as further discussed below, is generally limited to any equity investment we have made or are required to make, and any earned but uncollected management fees. Uncollected management fees from managed investment products were not material as of March 31, 2018, we have not issued any investment performance guarantees to these investment products or their investors, and we did not sell or transfer assets to any of these investment products. In accordance with financial accounting standards, we consolidate certain sponsored investment products, some of which are designated as CIVs. The financial information of certain consolidated CIVs is included in our Consolidated Financial Statements on a three-month lag based upon the availability of fund financial information.

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

Updated Consolidation Accounting Guidance
Effective April 1, 2016, we adopted updated consolidation accounting guidance on a modified retrospective basis.  Under the updated guidance, if limited partners in a sponsored investment product structured as a limited partnership or a similar entity do not have either substantive investor rights to replace the manager (kick-out rights) or substantive participation rights over the general partner, the entities are VIEs. As a sponsor and manager of an investment product, we may be deemed a decision maker under the accounting guidance. If the fees paid to a decision maker are market-based, such fees are not considered variable interests in a VIE. Market-based fees are both customary and commensurate with the level of effort required for the services provided. Additionally, if employee interests in a sponsored investment product are not made to circumvent the consolidation guidance and are not financed by the sponsor, they are not included in the variable interests assessment, and are not included in the primary beneficiary determination.

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

During the year ended March 31, 2018, we entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored ETFs. Under the terms of the total return swaps, we absorb all gains and losses on the underlying ETF investments of these financial intermediaries, and therefore have variable interests in each of the two related funds, and are deemed to be the primary beneficiary. We consolidate each of the two ETFs, which were designated as CIVs.

Prior Consolidation Accounting Guidance
For years ending prior to April 1, 2016, under prior accounting guidance, for most sponsored investment fund VIEs deemed to be investment companies, including money market funds, our determination of expected residual returns excluded gross fees paid to a decision maker if certain criteria relating to the fees were met. In determining whether we were the primary beneficiary of a VIE, we considered both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties (including how fees were earned and paid to us), related party ownership, guarantees, and implied relationships.

For other sponsored investment funds that did not meet the investment company criteria, we determined if we were the primary beneficiary of a VIE if we had both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that could be significant to the VIE. We considered the management fee structure, including the seniority level of our fees, the current and expected economic performance of the entity, as well as other provisions included in the governing documents that might have restricted or guaranteed an expected loss or residual return.

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

As of March 31, 2018, equity, fixed income, alternative and liquidity AUM values aggregated $203.0 billion, $422.3 billion, $66.1 billion, and $62.7 billion, respectively. As the majority of our AUM is valued by independent pricing services based on observable market prices or inputs, we believe market risk is the most significant risk underlying the value of our AUM. Economic events and financial market turmoil have increased market price volatility; however, as further discussed below, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of March 31, 2018, approximately 7% of total AUM is valued based on unobservable inputs, the majority of which is related to our real estate funds discussed below.

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

As more fully discussed in Note 1 of Notes to Consolidated Financial Statements, effective April 1, 2018, we adopted updated accounting guidance on revenue recognition on a modified retrospective basis. The adoption of this updated guidance did not have a significant impact on revenue recognition practices.

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

For investments in illiquid or privately-held securities for which market prices or quotations are not readily available, the determination of fair value requires us to estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of March 31, 2018 and 2017, we owned $60.0 million and $67.6 million, respectively, of investments in partnerships and limited liability companies which were accounted for under the equity method and included in Other noncurrent assets on the Consolidated Balance Sheets. Of these amounts, $33.7 million and $29.3 million, respectively, were valued based on our assumptions and estimates and unobservable inputs. The remainder was valued using net asset value ("NAV") as a practical expedient, as further discussed below. As of March 31, 2018 and 2017, we also owned $9.5 million and $14.7 million of investments in partnerships and limited liability companies that were accounted for under the cost method, which considers if factors indicate that there may be an impairment in the value of these investments. In addition, as of March 31, 2018 and 2017, we had $9.2 million and $10.1 million, respectively, of equity method investments that are included in Investment securities on the Consolidated Balance Sheets.

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

Proprietary fund products and certain investments held by CIVs are valued at NAV determined by the fund administrator. These funds are typically invested in exchange traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2, Level 3, or NAV practical expedient, based on whether the fund is exchange traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity funds, real estate funds and investment partnerships) for which market prices or quotations may not be readily available, including certain investments held by CIVs, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified in Level 3.

Futures contracts are valued at the last settlement price at the end of each day on the exchange upon which they are traded and are classified as Level 1.

As a practical expedient, we rely on the NAVs of certain investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date. Investments for which the fair value is measured using NAV as a practical expedient are not required to be categorized within the fair value hierarchy.

As of March 31, 2018, approximately 1% of total assets (4% of financial assets measured at fair value) and less than 1% of total liabilities (45% of financial liabilities measured at fair value) meet the definition of Level 3.

Any transfers between categories are measured at the beginning of the period.

See Note 3 and 17 of Notes to Consolidated Financial Statements for additional information.

Intangible Assets and Goodwill
Balances as of March 31, 2018, are as follows (in thousands):

Amortizable intangible asset management contracts and other	$158,920
Indefinite-life intangible assets	3,570,260
Trade names	68,479
Goodwill	1,932,355
$5,730,014

Our identifiable intangible assets consist primarily of asset management contracts, contracts to manage proprietary mutual funds, hedge funds or funds-of-hedge funds, and trade names resulting from acquisitions. Asset management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. Contracts to manage proprietary mutual funds, hedge funds, funds-of-hedge funds, or real estate funds are indefinite-life intangible assets because we assume that there is no foreseeable limit on the contract period due to the likelihood of continued renewal at little or no cost. Similarly, trade names are considered indefinite-life intangible assets because they are expected to generate cash flows indefinitely.

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

We completed our annual impairment tests of goodwill and indefinite-life intangible assets as of December 31, 2017. As a result of these impairment tests, our combined EnTrustPermal indefinite-life funds management contracts asset was determined to be partially impaired, resulting in a pre-tax operating charge of $195 million. Neither goodwill nor any other indefinite-life intangible assets were deemed to be impaired. We also determined that no triggering events had occurred as of March 31, 2018, therefore, no additional indefinite-life intangible asset and goodwill impairment testing was necessary. As a result of uncertainty regarding future market conditions, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment. Details of our intangible assets and goodwill and the related impairment tests follow.

Amortizable Intangible Assets
Intangible assets subject to amortization are considered for impairment at each reporting period using an undiscounted cash flow analysis. Significant assumptions used in assessing the recoverability of management contract intangible assets include projected cash flows generated by the contracts and the remaining economic lives of the contracts. Projected cash flows are based on fees generated by current AUM for the applicable contracts. Contracts are generally assumed to turnover evenly throughout the life of the intangible asset. The remaining life of the asset is based upon factors such as average client retention and client turnover rates. If the amortization periods are no longer appropriate, the expected lives are adjusted and the impact on the fair value is assessed. Actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows.

With the exception of the RARE Infrastructure separate account contracts amortizable asset further discussed below, there were no impairments in the values of amortizable intangible assets recognized during the year ended March 31, 2018, as our estimates of the related future cash flows exceeded the asset carrying values.

As of March 31, 2018, the Clarion and EnTrust separate account contracts amortizable assets net carrying values of $82.2 million and $49.8 million, respectively, comprise more than 80% of our total amortizable intangible asset management contracts and other aggregate carrying value. As of March 31, 2018, the cumulative undiscounted cash flows related to each of these separate account contracts amortizable assets exceeded their respective carrying values by a material amount. However, there can be no assurance that future client attrition, asset outflows, market uncertainty, or other factors, will not produce an impairment in either of these assets.

As of March 31, 2018, the fair value of the RARE Infrastructure separate account contracts amortizable asset exceeded the carrying value of $9 million by 25%. Despite the excess of fair value over the related carrying value, future decreases in our cash flow projections, resulting from actual results, or changes in assumptions due to client attrition and the related reduction in revenues, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that continued client attrition, asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset.

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

The estimated remaining useful lives of amortizable intangible assets currently range from one to nine years with a weighted-average life of approximately 6.9 years.

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

Consistent with standard valuation practices for taxable transactions, the projected discounted cash flow analysis also factors in a tax benefit value, as appropriate. This tax benefit represents the discounted tax savings a third party that purchased an asset on a given valuation date would receive from future tax deductions for the amortization of the purchase price over 15 years. Tax rates used in our analyses have been adjusted for the new Tax Law, as appropriate.

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

Based upon our projected discounted cash flow analyses, the EnTrustPermal fund management contracts asset carrying value of $596 million exceeded its fair value of $401 million, resulting in an impairment charge in fiscal 2018 of $195 million for the excess. Base revenues related to the EnTrustPermal fund management contracts were assumed to have annual growth (contraction) rates ranging from (13)% to 6% (average: 5%). Given current experience, projected near-year cash flows reflect AUM outflows in years one, two, three, and four, and trend to modest AUM inflows in year five. Investment performance, including its expected impact on future asset flows, is a significant factor in our growth projections for the funds contracts. Our market performance projections are supported by the fact that our alternative assets have 5-year returns approximating 5%, and are further supported by industry statistics. The projected cash flows from the EnTrustPermal fund management contracts were discounted at 15.0%, reflecting the factors noted above. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions resulting from flow and AUM levels, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that asset flows, market uncertainty, or other factors will not produce an additional impairment in this asset, which could be significant.

As of December 31, 2017, the RARE Infrastructure mutual funds contracts asset of $133 million (using the exchange rate as of December 31, 2017) accounted for approximately 4% of our indefinite-life intangible assets. Based on our projected discounted cash flow analyses, the fair value of the mutual funds contracts asset exceeded its carrying value by 3%. For our impairment test, cash flows from the RARE Infrastructure mutual fund contracts were assumed to have long-term annual growth rates averaging approximately 7%, and reflect moderate AUM inflows in years 1 and 2. Projected cash flows of the RARE Infrastructure mutual fund contracts were discounted at 16.5%.

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

As of December 31, 2017, the Clarion Partners mutual funds contracts asset of $505 million accounted for approximately 14% of our indefinite-life intangible assets. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by 28%. For our impairment test, cash flows from the Clarion Partners mutual fund contracts were assumed to have long-term annual growth rates averaging approximately 6%, and reflect moderate AUM inflows throughout the projection period. Projected cash flows of the Clarion Partners mutual fund contracts were discounted at 12.5%.

Trade names account for 2% of indefinite-life intangible assets and are primarily related to EnTrustPermal and Clarion Partners, which had carrying values of $29 million and $23 million, respectively. We tested these intangible assets using a relief from royalty approach and discounted cash flow methods similar to those described above for indefinite-life contracts.

As of December 31, 2017, the fair value of the combined EnTrustPermal trade names exceeded their carrying value of $29 million by 1%. The significant assumptions used in the cash flow analysis included projected annual revenue growth (contraction) rates of (14)% to 6% (average: 3%), a royalty rate of 1.5%, and a discount rate of 14.5%. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions resulting from flow and AUM levels, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that asset outflows, market uncertainty, or other factors, will not produce an additional impairment in the assets.

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

There can be no assurance that the resolution of the regulatory matter discussed in Subsequent Event, Note 18 of Notes to Consolidated Financial Statements, will not impact the EnTrustPermal intangible assets and result in impairment of any of these assets.

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

We also perform a market-based valuation of our reporting unit value, which applies an average of EBITDA multiples paid in change of control transactions for peer companies to our EBITDA. The results of our two estimates of value for the reporting unit (the discounted cash flow and EBITDA multiple analyses) are compared and significant differences, if any, are assessed to determine the reasonableness of each value and whether any adjustment to either result is warranted. Once the values are accepted, the appropriately weighted average of the two reporting unit valuations (the discounted cash flow and EBITDA multiple analyses) is used as the implied fair value of our Global Asset Management reporting unit, which at December 31, 2017, exceeded the carrying value by 30%. Considering the relative merits of the details involved in each valuation process, we use an equal weighting of the two values. Changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced AUM or other factors, could result in an impairment of goodwill, and such an impairment could potentially have a material impact on our results of operations and financial condition.

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

Contingent Consideration Liabilities
In connection with business acquisitions, we may be required to pay additional future consideration based on the achievement of certain designated financial metrics. We estimate the fair value of these potential future obligations at the time a business combination is consummated and record a Contingent consideration liability in the Consolidated Balance Sheet. The fair values of contingent consideration liabilities are revised as of each quarterly reporting date. As of March 31, 2018, the fair values of our contingent consideration liabilities aggregate $5.6 million, primarily relating to our acquisition of QS Investors as no contingent consideration is expected to be due related to our acquisition of RARE Infrastructure.
We estimate the fair value of contingent consideration liabilities using probability-weighted modeling specific to each business acquisition and its arrangement for contingent consideration. Estimated payments are discounted to their present value at the measurement date.
The RARE Infrastructure and QS Investors purchase agreements require us to potentially pay additional consideration based on whether certain future revenue thresholds are achieved. Significant increases (decreases) in projected revenue levels for RARE Infrastructure and QS Investors would result in significantly higher (lower) contingent consideration liability fair value and the resulting changes could be material to our operating results. The Martin Currie purchase agreement also required us to potentially pay additional consideration based on the achievement of certain financial metrics, as specified in the share purchase agreement, at certain dates over the three and one-half year earn-out term, which concluded on March 31, 2018. No additional consideration was due based on relevant financial metrics. Our modeling of the Martin Currie contingent payment arrangement prior to March 31, 2018, included Monte Carlo simulation of projected AUM, performance fees and product performance to determine the related estimated payment amounts.

Stock-Based Compensation
Our stock-based compensation plans include stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Under our stock compensation plans, we issue equity awards to directors, officers, and key employees.

In accordance with applicable accounting guidance, compensation expense for the years ended March 31, 2018, 2017, and 2016, includes compensation cost for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods, which may be reduced for retirement-eligible recipients, on the straight-line method. Effective April 1, 2017, we adopted updated accounting guidance on stock-based compensation accounting. The updated guidance simplifies several aspects of accounting for stock-based compensation including the income tax consequences, and clarifies classification criteria for awards as either equity or liabilities, and the classification of related amounts in statements of cash flows. The updated guidance requires all excess tax benefits and deficiencies associated with stock-based compensation to be recognized as discrete items in the Income tax provision (benefit) in the Consolidated Statements of Income (Loss) in the reporting period in which they occur, thereby increasing the volatility of the Income tax provision (benefit) as a result of fluctuations in our stock price. We adopted this amendment on a modified retrospective basis. Upon adoption of the updated guidance, we elected to prospectively account for forfeitures as they occur. Also, cash flows related to income tax deductions in excess of or less than the related stock-based compensation expense will be classified as Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. Under the prior accounting guidance, such cash flows were classified as Cash Flows from Financing Activities.

We granted 0.4 million, 0.8 million, and 0.9 million stock options in fiscal 2018, 2017, and 2016, respectively. We determine the fair value of each option grant using the Black-Scholes option-pricing model, except for market-based grants, for which we use a Monte Carlo option-pricing model. Both models require management to develop estimates regarding certain input variables. The inputs for the Black-Scholes model include: stock price on the date of grant, exercise price of the option, dividend yield, volatility, expected life and the risk-free interest rate, all of which, with the exception of the grant date stock price and the exercise price, require estimates or assumptions. We calculate the dividend yield based upon the average of the historical quarterly dividend payments over a term equal to the expected life of the options. We estimate volatility equally weighted between the historical prices of our stock over a period equal to the expected life of the option and the implied volatility of market listed options at the date of grant. The expected life is the estimated length of time an option will be held before it is either exercised or canceled, based upon our historical option exercise experience. The risk-free interest rate is the rate available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options being valued. If we used different methods to estimate our variables for the Black-Scholes and Monte Carlo models, or if we used a different type of option-pricing model, the fair value of our option grants might be different.

During fiscal 2017, we implemented an affiliate equity management plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the affiliate's enterprise value (subject to appropriate discounts) subsequent to the date of the grant. During fiscal 2016, we implemented an affiliate management equity plan with Royce which resulted in the issuance of minority equity interests in the affiliate to its management team in both fiscal 2017 and fiscal 2016. These Royce interests allow the holders to receive quarterly distributions of the affiliate's net revenues in amounts equal to the percentage of ownership represented by the equity they hold. During fiscal 2014, we also implemented management equity plans for Permal and ClearBridge and granted units to certain of their employees that entitle them to participate in 15% of the future growth of the respective affiliate's enterprise value (subject to appropriate discounts). During fiscal 2017, in connection with the combination of Permal with EnTrust, the Permal management equity plan was liquidated.

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

For additional information on stock-based compensation, see Notes 1 and 11 of Notes to Consolidated Financial Statements.

Noncontrolling Interests
Noncontrolling interests include affiliate minority interests, third-party investor equity in consolidated sponsored investment products, and vested affiliate management equity plan interests. Noncontrolling interests where the holder may be able to request settlement are classified as redeemable, and are reported at their estimated settlement values. When settlement is not expected to occur until a future date, changes in the expected settlement value are recognized over the settlement period. Nonredeemable noncontrolling interests do not permit the holder to request settlement, and are reported at their issuance value, together with undistributed net income (loss) allocated to noncontrolling interests.

We estimate the settlement value of noncontrolling interests as their fair value. For consolidated sponsored investment products, where the investor may request withdrawal at any time, fair value is based on market quotes of the underlying securities held by the investment vehicles. For affiliate minority interests and affiliate management equity plan interests, fair value reflects the related total business enterprise value, after appropriate discounts for lack of marketability and control. There may also be features of these equity interests, such as dividend subordination, that are contemplated in their valuations. The fair value of option-like management equity plan interests also relies on Black-Scholes option pricing model calculations, as noted above. For affiliate noncontrolling interests, subsequent to acquisition, business enterprise values are derived using various methods, including discounted cash flows, guideline public company and guideline public transaction methods. We may engage third-party valuation experts to perform independent determinations of fair value or to review internally prepared valuations, as appropriate, based on the relative significance of the related amounts and related contractual provisions and changes in valuation inputs.

Income Taxes
We are subject to the income tax laws of the federal, state and local jurisdictions of the U.S. and numerous foreign jurisdictions in which we operate. We file income tax returns representing our filing positions with each relevant jurisdiction. Due to the inherent complexities arising from conducting business and being taxed in a substantial number of jurisdictions, we must make certain estimates and judgments in determining our income tax provision (benefit) for financial statement purposes.
Substantially all of our deferred tax assets relate to U.S. (federal and state), and U.K. taxing jurisdictions. As of March 31, 2018, U.S. federal deferred tax assets aggregated $551 million, realization of which is expected to require $3.8 billion of U.S. earnings over the next 10 years, of which $1.3 billion must be foreign sourced earnings. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated and those resulting from foreign tax credits generally expire 10 years after they are generated. Based on estimates of future taxable income, using assumptions consistent with those used in our goodwill impairment testing, it is more likely than not that substantially all of the current federal tax benefits relating to net operating losses will be realized. With respect to those resulting from foreign tax credit carryforwards, it is more likely than not that tax benefits relating to the utilization of approximately $1.6 million of foreign taxes as credits will not be realized and a valuation allowance has been established. Further, our estimates and assumptions do not contemplate changes in the ownership of Legg Mason stock, which could, under certain circumstances, limit our utilization of net operating loss and foreign tax credit benefits. Any such limitation would impact the timing or amount of net operating loss or foreign tax credit benefits ultimately realized before they expire.
During the year ended March 31, 2018, federal valuation allowances decreased $6.4 million, as compared to the year ended March 31, 2017, primarily as a result of the impact of the Tax Law on the ability to utilize carryforward foreign tax credits.
As of March 31, 2018, U.S. state deferred tax assets aggregated $220 million, offset by a valuation allowance of $92 million, and were primarily related to state net operating loss benefits generated in certain jurisdictions in cases where it is more likely that these benefits will not ultimately be realized. During the year ended March 31, 2018, changes in Pennsylvania law which liberalized an annual limitation on use of net operating losses resulted in a $62 million increase in state deferred tax assets, which was offset by a valuation allowance of $57 million. Due to the variability of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary.
For foreign jurisdictions, the net decrease in valuation allowances of $1.1 million in fiscal 2018, primarily relates to revised estimates of the realization of deferred tax benefits.
To the extent our analysis of the realization of deferred tax assets relies on deferred tax liabilities, we have considered the timing, nature and jurisdiction of reversals, as well as, available planning strategies to value and measure the realizability of our deferred tax assets. In the event we determine all or any portion of our deferred tax assets that are not already subject to a valuation allowance are not realizable, we will be required to establish a valuation allowance by a charge to the income tax provision in the period in which that determination is made. The values of our deferred tax assets are based on enacted corporate tax rates for the future period in which the tax attributes are anticipated to be realized. Legislative changes to these rates would require a remeasurement of our deferred tax assets in the period of enactment. Depending on the facts and circumstances, the charge could be material to our earnings.
On December 22, 2017, the Tax Law was enacted. The Tax Law is complex, materially changes the U.S. corporate income tax rate from 35% to 21%, and includes various other changes which will impact us. The reduction in the U.S. corporate tax rate resulted in a one-time, non-cash provisional tax benefit in the quarter ended December 31, 2017, of $220.9 million, resulting from the re-measurement of certain existing deferred tax assets and liabilities at the new income tax rate. In addition, a non-cash tax charge of $7.3 million was provisionally provided in the quarter ended December 31, 2017, for the tax on the deemed repatriation of unremitted foreign earnings under the Tax Law. The re-measurement of our deferred tax assets and liabilities is subject to further adjustments during the measurement period due to the complexity of determining our net deferred tax liability as of the enactment date. Further, our accounting for the tax on unremitted foreign earnings is incomplete due to the complexity of determining the various components of the calculation, including the relevant level of our foreign earnings and profits and the amount of those earnings held in cash and other specified assets. Additional adjustments to these provisional items may be made in subsequent periods as more detailed information and guidance is obtained and analyzed. The Tax Law has also created new taxes on international operations, including its Global Intangible Low-Taxed Income ("GILTI") provision. Accounting guidance relevant to the GILTI provision provides that a company can elect during the measurement period to either account for this tax as an expense in the period incurred or to factor it into the measurement of deferred taxes. As we require additional time to evaluate this provision and its accounting implications, we have not yet elected a related accounting policy.
After the Tax Law, our preliminary estimate of our future annual effective tax rate is between 22% and 26%, which does not impact the actual cash taxes we pay. The actual impact of the Tax Law on us and our actual future effective tax rates may materially differ from these estimates, due to, among other things, changes in interpretations and assumptions we have made in determining these estimates, guidance that may be issued by the Internal Revenue Service with respect to the Tax Law and actions we may decide to take in the future.
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

Management assessed the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of March 31, 2018, Legg Mason's internal control over financial reporting is effective based on the criteria established in the COSO framework.

The effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2018.

Joseph A. Sullivan
Chairman and Chief Executive Officer

Peter H. Nachtwey
Senior Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Legg Mason, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Legg Mason, Inc. and its subsidiaries (“the Company”) as of March 31, 2018 and March 31, 2017, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and March 31, 2017, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
(Continued)

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Baltimore, Maryland
May 30, 2018

We have served as the Company’s auditor since at least 1983, which is when the Company became subject to SEC reporting requirements. We have not determined the specific year we began serving as auditor of the Company.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2018	March 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$736,130	$733,709
Cash and cash equivalents of consolidated investment vehicles	2,800	651
Restricted cash	30,428	16,046
Receivables:
Investment advisory and related fees	475,594	433,192
Other	77,024	70,527
Investment securities	399,370	423,619
Investment securities of consolidated investment vehicles	140,133	49,901
Other	65,010	74,102
Other current assets of consolidated investment vehicles	1,893	—
Total Current Assets	1,928,382	1,801,747
Fixed assets, net	148,406	159,662
Intangible assets, net	3,797,659	4,034,380
Goodwill	1,932,355	1,924,889
Deferred income taxes	202,068	202,843
Other	134,407	156,907
Other assets of consolidated investment vehicles	9,257	9,987
TOTAL ASSETS	$8,152,534	$8,290,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$476,061	$486,679
Accounts payable and accrued expenses	175,583	181,793
Short-term borrowings	125,500	—
Contingent consideration	3,707	22,316
Other	200,557	117,863
Other current liabilities of consolidated investment vehicles	634	736
Total Current Liabilities	982,042	809,387
Deferred compensation	92,422	87,757
Deferred income taxes	139,787	329,229
Contingent consideration	1,900	14,494
Other	130,142	138,737
Long-term debt, net	2,221,810	2,221,867
TOTAL LIABILITIES	3,568,103	3,601,471
Commitments and Contingencies (Note 8)
REDEEMABLE NONCONTROLLING INTERESTS	732,295	677,772
STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 84,606,408 shares for March 2018 and 95,726,628 shares for March 2017	8,461	9,573
Additional paid-in capital	1,976,364	2,385,726
Employee stock trust	(21,996)	(24,057)
Deferred compensation employee stock trust	21,996	24,057
Retained earnings	1,894,762	1,694,859
Accumulated other comprehensive loss, net	(55,182)	(106,784)
Total stockholders' equity attributable to Legg Mason, Inc.	3,824,405	3,983,374
Nonredeemable noncontrolling interest	27,731	27,798
TOTAL STOCKHOLDERS' EQUITY	3,852,136	4,011,172
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,152,534	$8,290,415
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2018	2017	2016
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$1,020,790	$925,250	$826,080
Funds	1,564,839	1,482,045	1,409,059
Performance fees	227,785	108,277	41,982
Distribution and service fees	321,936	366,677	381,486
Other	4,972	4,653	2,237
Total Operating Revenues	3,140,322	2,886,902	2,660,844
OPERATING EXPENSES
Compensation and benefits	1,503,000	1,374,334	1,172,645
Transition-related compensation	5,798	27,314	32,172
Total Compensation and Benefits	1,508,798	1,401,648	1,204,817
Distribution and servicing	489,331	499,125	545,710
Communications and technology	212,798	208,885	197,857
Occupancy	100,760	113,714	122,610
Amortization of intangible assets	24,604	26,190	4,979
Impairment of intangible assets	229,000	35,000	371,000
Contingent consideration fair value adjustments	(31,329)	(39,500)	(33,375)
Other	282,359	219,597	196,415
Total Operating Expenses	2,816,321	2,464,659	2,610,013
OPERATING INCOME	324,001	422,243	50,831
NON-OPERATING INCOME (EXPENSE)
Interest income	7,106	6,815	5,634
Interest expense	(117,872)	(113,173)	(48,463)
Other income (expense), net	10,824	41,664	(25,977)
Non-operating income (expense) of consolidated investment vehicles, net	9,781	13,329	(7,243)
Total Non-Operating Income (Expense)	(90,161)	(51,365)	(76,049)
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	233,840	370,878	(25,218)
Income tax provision (benefit)	(102,510)	84,175	7,692
NET INCOME (LOSS)	336,350	286,703	(32,910)
Less: Net income (loss) attributable to noncontrolling interests	51,275	59,447	(7,878)
NET INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$285,075	$227,256	$(25,032)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$3.03	$2.19	$(0.25)
Diluted	3.01	2.18	$(0.25)
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Years Ended March 31,
	2018	2017	2016
NET INCOME (LOSS)	$336,350	$286,703	$(32,910)
Other comprehensive income (loss):
Foreign currency translation adjustment	48,556	(32,924)	(8,525)
Reclassification of cumulative foreign currency translation on Legg Mason Poland sale	—	2,493	—
Unrealized losses on interest rate swap:
Unrealized losses on interest rate swap, net of tax benefit of $1,708	—	(2,718)	—
Reclassification adjustment for losses included in net income, net of tax benefit of $1,708	—	2,718	—
Net unrealized losses on interest rate swap	—	—	—
Changes in defined benefit pension plan	3,046	(9,860)	2,774
Total other comprehensive income (loss)	51,602	(40,291)	(5,751)
COMPREHENSIVE INCOME (LOSS)	387,952	246,412	(38,661)
Less: Comprehensive income (loss) attributable to noncontrolling interests	50,894	59,600	(11,738)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$337,058	$186,812	$(26,923)
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Years Ended
	2018	2017	2016
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$9,573	$10,701	$11,147
Stock options exercised	47	32	33
Deferred compensation employee stock trust	1	2	2
Stock-based compensation	95	45	14
Employee tax withholdings by settlement of net share transactions	(35)	(37)	(41)
Shares repurchased and retired	(1,220)	(1,170)	(454)
Ending balance	8,461	9,573	10,701
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,385,726	2,693,113	2,844,441
Stock options exercised	14,024	8,958	9,482
Deferred compensation employee stock trust	554	514	505
Stock-based compensation	70,277	71,494	65,373
Performance-based restricted share units related to the acquisition of Clarion Partners	—	11,121	—
Additional tax benefit on Equity Unit exchange in fiscal 2010	—	—	9,173
Employee tax withholdings by settlement of net share transactions	(13,198)	(12,102)	(21,596)
Shares repurchased and retired	(477,919)	(380,502)	(209,178)
Redeemable noncontrolling interest reclassification for affiliate management equity plans	(3,100)	(6,870)	(5,087)
Ending balance	1,976,364	2,385,726	2,693,113
EMPLOYEE STOCK TRUST
Beginning balance	(24,057)	(26,263)	(29,570)
Shares issued to plans	(555)	(516)	(507)
Distributions and forfeitures	2,616	2,722	3,814
Ending balance	(21,996)	(24,057)	(26,263)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	24,057	26,263	29,570
Shares issued to plans	555	516	507
Distributions and forfeitures	(2,616)	(2,722)	(3,814)
Ending balance	21,996	24,057	26,263
RETAINED EARNINGS
Beginning balance	1,694,859	1,576,242	1,690,055
Net Income (Loss) Attributable to Legg Mason, Inc.	285,075	227,256	(25,032)
Dividends declared	(105,169)	(90,578)	(87,818)
Reclassifications to noncontrolling interest for:
EnTrustPermal combination	—	(15,500)	—
Net increase in estimated redemption value of affiliate management equity plans and affiliate noncontrolling interests	(4,330)	(2,561)	(963)
Adoption of new stock-based compensation guidance	24,327	—	—
Ending balance	1,894,762	1,694,859	1,576,242
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(106,784)	(66,493)	(60,742)
Changes in defined benefit pension plan	3,046	(9,860)	2,774
Foreign currency translation adjustment	48,556	(32,924)	(8,525)
Reclassification of cumulative foreign currency translation on Legg Mason Poland sale	—	2,493	—
Ending balance	(55,182)	(106,784)	(66,493)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,824,405	3,983,374	4,213,563
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	27,798	22,202	—
Net income attributable to noncontrolling interests	8,403	7,397	802
Grants of affiliate management equity plan interests	—	4,600	21,400
Distributions	(8,470)	(6,401)	—
Ending balance	27,731	27,798	22,202
TOTAL STOCKHOLDERS’ EQUITY	$3,852,136	$4,011,172	$4,235,765
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended March 31,
	2018		2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$336,350		$286,703	$(32,910)
Adjustments to reconcile Net Income to net cash provided by operations:
Impairments of intangible assets	229,000		35,000	371,000
Tax benefit for new Tax Law	(213,675)	—	—	—
Depreciation and amortization	72,986		80,213	60,297
Accretion and amortization of securities discounts and premiums, net	2,816		5,691	3,140
Stock-based compensation, including $15,200 related to Clarion Partners affiliate management equity plan in 2016	70,875		93,008	92,927
Net unrealized (gains) losses on investments	(4,741)		(33,088)	39,460
Net (gains) losses and earnings on investments	305		(9,717)	(13,404)
Net (gains) losses of consolidated investment vehicles	(9,781)		(13,329)	2,496
Deferred income taxes	72,182		57,804	(7,727)
Contingent consideration fair value adjustments	(31,329)		(39,500)	(33,375)
Other	1,047		1,722	2,631
Decrease (increase) in assets:
Investment advisory and related fees receivable	(38,094)		(28,921)	34,308
Net sales (purchases) of trading and other investments	49,832		98,473	(82,423)
Other receivables	9,109		(13,481)	(9,545)
Other assets	2,038		(11,766)	4,947
Assets of consolidated investment vehicles	(69,839)		45,177	(1,631)
Increase (decrease) in liabilities:
Accrued compensation	(13,946)		34,456	30,998
Deferred compensation	4,447		22,248	14,316
Accounts payable and accrued expenses	(8,956)		(16,082)	(7,593)
Other liabilities	32,412		(51,027)	(11,573)
Other liabilities of consolidated investment vehicles	(102)		(3,812)	(1,888)
CASH PROVIDED BY OPERATING ACTIVITIES	$492,936		$539,772	$454,451

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

	Years Ended March 31,
	2018	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(37,346)	$(39,977)	$(40,330)
Business investments and acquisitions, net of cash acquired of $33,547 and $9,667 in fiscal 2017 and 2016, respectively	(2,950)	(1,010,428)	(234,053)
Proceeds from sale of businesses	—	19,469	—
Contingent payment from prior sale of businesses	6,028	—	—
Change in restricted cash	(13,772)	2,982	21,065
Returns of capital and proceeds from sales and maturities of investments	9,068	8,289	8,749
CASH USED IN INVESTING ACTIVITIES	(38,972)	(1,019,665)	(244,569)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(479,139)	(381,672)	(209,632)
Dividends paid	(102,178)	(87,897)	(84,093)
Distributions to affiliate noncontrolling interests	(61,858)	(35,862)	(1,016)
Net subscriptions (redemptions) attributable to noncontrolling interests	57,228	(44,587)	68,639
Employee tax withholdings by settlement of net share transactions	(13,233)	(12,139)	(21,637)
Issuances of common stock for stock-based compensation	14,626	9,506	10,022
Proceeds from issuance of long-term debt	—	500,000	699,793
Net increase (decrease) in short-term borrowings	125,500	(40,000)	40,000
Debt issuance costs	—	(17,639)	(13,539)
Payment of contingent consideration	(3,242)	(6,587)	(22,765)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(462,296)	(116,877)	465,772
EFFECT OF EXCHANGE RATES ON CASH	10,753	1,353	(16,080)
NET DECREASE IN CASH AND CASH EQUIVALENTS	2,421	(595,417)	659,574
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	733,709	1,329,126	669,552
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$736,130	$733,709	$1,329,126
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Income taxes, net of refunds of $9,032, $1,014 and $4,689, respectively	$32,879	$21,552	$23,743
Interest	115,025	105,381	49,393
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
March 31, 2018

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

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation, including amounts for Contingent consideration fair value adjustments in the Consolidated Statements of Income (Loss).

All references to fiscal 2018, 2017 or 2016, refer to Legg Mason's fiscal year ended March 31 of that year. Terms such as "we", "us", "our," and "Company" refer to Legg Mason.

Use of Estimates
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"), which require management to make assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes, including revenue recognition, valuation of financial instruments, intangible assets and goodwill, stock-based compensation, and income taxes. Management believes that the estimates used are reasonable, although actual amounts could differ from the estimates and the differences could have a material impact on the consolidated financial statements.

Consolidation
In the normal course of its business, Legg Mason sponsors and manages various types of investment products. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Legg Mason's exposure to risk in these entities, except those for which total return swap arrangements have been executed, as further discussed below, is generally limited to any equity investment it has made or is required to make, and any earned but uncollected management fees. Legg Mason did not sell or transfer investment assets to any of these investment products. In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated and reported as consolidated investment vehicles (“CIVs”). The consolidation of sponsored investment products, including those designated as CIVs, has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results. The change in the value of all consolidated sponsored investment products is recorded in Non-Operating Income (Expense) and reflected in Net income (loss) attributable to noncontrolling interests. The financial information of certain consolidated CIVs is included in the Company's Consolidated Financial Statements on a three-month lag based upon the availability of fund financial information.

Certain of the investment products Legg Mason sponsors and manages are considered to be VIEs (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Legg Mason may fund the initial cash investment in certain VRE investment products to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed in Note 3, the products with “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. As of March 31, 2018, 2017, and 2016, no consolidated VREs were designated as CIVs.

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

Updated Consolidation Accounting Guidance
Effective April 1, 2016, Legg Mason adopted updated consolidation accounting guidance on a modified retrospective basis. Under the updated guidance, if limited partners or similar equity holders in a sponsored investment vehicle structured as a limited partnership or a similar entity do not have either substantive investor rights to replace the manager (kick-out rights) or substantive participation rights over the general partner, the entities are VIEs. As a sponsor and manager of an investment vehicle, Legg Mason may be deemed a decision maker under the accounting guidance. If the fees paid to a decision maker are market-based, such fees are not considered variable interests in a VIE. Market-based fees are those fees which are both customary and commensurate with the level of effort required for the services provided. Additionally, if employee interests in a sponsored investment vehicle are not made to circumvent the consolidation guidance and are not financed by the sponsor, they are not included in the variable interests assessment, and are not included in the primary beneficiary determination.

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

The adoption of this accounting guidance as of April 1, 2016, resulted in certain sponsored investment products that reside in foreign mutual fund trusts that were previously accounted for as VREs to be evaluated as VIEs.

As of March 31, 2018 and 2017, Legg Mason concluded under the updated accounting guidance that it was the primary beneficiary of certain VIEs, which were consolidated and designated CIVs, because it held significant financial interests in the funds. In addition, during the year ended March 31, 2018, Legg Mason entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored exchange traded funds ("ETFs"). Under the terms of the total return swaps, Legg Mason absorbs all gains and losses on the underlying ETF investments of these financial intermediaries, and therefore has variable interests in each of the two related funds, and is deemed to be the primary beneficiary. Legg Mason consolidates each of the two ETFs, which were designated as CIVs.

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

As of March 31, 2016, Legg Mason concluded under the prior consolidation accounting guidance that it was the primary beneficiary of certain VIEs, which were consolidated and designated as CIVs.

See Notes 3 and 17 for additional information related to VIEs and CIVs and Note 15 for additional information regarding total return swaps.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of 90 days or less.

Restricted Cash
Restricted cash represents cash collateral required for market hedge arrangements, total return swap arrangements, and other cash that is not available to Legg Mason for general corporate use.

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
For equity investments in which Legg Mason does not control the investee and is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, Legg Mason follows the equity method of accounting. The evaluation of whether Legg Mason can exert control or significant influence over the financial and operational policies of an investee requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include investor voting or other rights, any influence Legg Mason may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between Legg Mason and other investors in the entity. Legg Mason's equity method investees that are investment companies record their underlying investments at fair value. Therefore, under the equity method of accounting, Legg Mason's share of the investee's underlying net income or loss predominantly represents fair value adjustments in the investments held by the equity method investee. Legg Mason's share of the investee's net income or loss is based on the most current information available and is recorded as a net gain (loss) on investments within Other non-operating income (expense), net. A portion of earnings (losses) attributable to Legg Mason's equity method investments has offsetting compensation expense adjustments under revenue sharing arrangements and deferred compensation arrangements, therefore, fluctuations in the market value of investments with such offsets will not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

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

Legg Mason evaluates its non-trading investment securities for "other-than-temporary" impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an "other-than-temporary" impairment is determined to exist, the amount of impairment that relates to credit losses is recognized as a charge to income. As of March 31, 2018, 2017, and 2016, the amount of temporary unrealized losses for investment securities not recognized in income was not material.

For investments in illiquid or privately-held securities for which market prices or quotations may not be readily available, management estimates the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry.

In addition to the financial instruments described above and the derivative instruments described below, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents and Short-term borrowings. The fair value of long-term debt at March 31, 2018 and 2017, aggregated $2,316,154 and $2,264,867, respectively. These fair values were estimated using publicly quoted market prices and were classified as Level 2 in the fair value hierarchy, as described below.

Derivative Instruments
The fair values of derivative instruments are recorded as assets or liabilities on the Consolidated Balance Sheets. Legg Mason has used foreign exchange forwards and interest rate swaps to hedge the risk of movement in exchange rates or interest rates on financial assets and liabilities on a limited basis. Also, Legg Mason has used futures contracts on index funds to hedge the market risk of certain seed capital investments. As discussed above, during the year ended March 31, 2018, Legg Mason entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored ETFs for initial aggregate notional amounts totaling $48,639 which resulted in investments in the ETFs by each of those financial intermediaries. As of March 31, 2018, the aggregate notional amounts related to these total return swap arrangements totaled $50,071. The total return swap arrangements qualify as derivative instruments and are not designated for hedge accounting. In connection with the arrangements, Legg Mason also executed futures contracts to partially hedge the market risk related to the total return swap arrangements.

With the exception of interest rate swaps, as further discussed in Note 6, Legg Mason has not designated any financial instruments for hedge accounting, as defined in the accounting literature, during the periods presented. The gains or losses on derivative instruments not designated for hedge accounting are included as Other operating income (expense) or Other non-operating income (expense), net, in the Consolidated Statements of Income (Loss), depending on the strategy. See Note 15 for additional information regarding derivatives and hedging.

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

Legg Mason's financial instruments are measured and reported at fair value (except long-term debt) and are classified and disclosed in one of the following categories (the "fair value hierarchy"):

Level 1 - Financial instruments for which prices are quoted in active markets, which, for Legg Mason, include investments in publicly traded mutual funds with quoted market prices and equities listed in active markets and certain derivative instruments.

Level 2 - Financial instruments for which prices are quoted for similar assets and liabilities in active markets, prices are quoted for identical or similar assets in inactive markets, or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For Legg Mason, this category may include fixed income securities, certain proprietary fund products and certain long-term debt.

Level 3 - Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes investments in partnerships, limited liability companies, private equity funds, and real estate funds. This category may also include certain proprietary fund products with redemption restrictions and contingent consideration.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy in which a fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Certain proprietary fund products and investments held by CIVs are valued at net asset value ("NAV") determined by the applicable fund administrator. These funds are typically invested in exchange traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2, Level 3, or NAV practical expedient (further discussed below), based on whether the fund is exchange traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity and investment partnerships) for which market prices or quotations may not be readily available, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified as Level 3.

Futures contracts are valued at the last settlement price at the end of each day on the exchange upon which they are traded and are classified as Level 1.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date. Investments for which fair value is measured using NAV as a practical expedient are not required to be categorized within the fair value hierarchy.

Any transfers between categories are measured at the beginning of the period.

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

Fixed Assets
Fixed assets primarily consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Capitalized software includes both purchased software and internally developed software. The cost of software used under a service contract where Legg Mason does not own or control the software is expensed over the term of the contract. Fixed assets are reported at cost, net of accumulated depreciation and amortization. Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Software is amortized over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized or depreciated over the initial term of the lease unless options to extend are likely to be exercised. Maintenance and repair costs are expensed as incurred. Internally developed software is reviewed periodically to determine if there is a change in the useful life, or if an impairment in value may exist. If impairment is deemed to exist, the asset is written down to its fair value or is written off if the asset is determined to no longer have any value.

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

Legg Mason accretes contingent consideration liabilities to the expected payment amounts over the related earn-out terms until the obligations are ultimately paid, resulting in Interest expense in the Consolidated Statements of Income (Loss). If the expected payment amounts subsequently change, the contingent consideration liabilities are (reduced) or increased in the current period, resulting in a (gain) or loss, which is reflected within Contingent consideration fair value adjustments in the Consolidated Statements of Income (Loss). Payments of amounts equal to or less than the acquisition date fair value are reflected as Cash Flows from Financing Activities in the Consolidated Statements of Cash Flows, while payments of amounts in excess of the acquisition date fair value are reflected as Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. See Notes 2 and 8 for additional information regarding contingent consideration liabilities.

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

Investment Advisory Fees
Legg Mason earns investment advisory fees on assets in separately managed accounts, investment funds, and other products managed for Legg Mason's clients. These fees are primarily based on predetermined percentages of the market value of the assets under management ("AUM"), and are recognized over the period in which services are performed and may be billed in advance of the period earned based on AUM at the beginning of the billing period in accordance with the related advisory contracts. Revenue associated with advance billings is deferred and included in Other current liabilities in the Consolidated Balance Sheets and is recognized over the period earned. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks or hurdle rates, depending on the product, and are recognized at the end of the performance measurement period. Accordingly, neither advanced billings nor performance fees are subject to reversal. The largest portion of performance fees are earned based on 12-month performance periods that end in differing quarters during the year, with a portion also based on quarterly performance periods. Legg Mason also earns performance fees on alternative products that lock at the end of varying investment periods or in multiple-year intervals. Per the terms of certain recent acquisitions, performance fees earned on pre-close AUM of the acquired entities are fully passed through as compensation expense, and therefore have no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

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

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the years ended March 31, 2018, 2017, and 2016, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $4,047 and $4,891 at March 31, 2018 and 2017, respectively.

As further discussed in "Recent Accounting Developments" below, effective April 1, 2018, Legg Mason adopted updated accounting guidance on revenue recognition on a modified retrospective basis. Under the updated guidance, certain separate account commissions that were expensed when paid under the prior guidance meet the criteria for capitalization and amortization. This change will require recognition of a deferred commissions cost asset, but will not materially impact the amount of commission expense recognized, absent a significant change in the volume of such commissions.

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

As further discussed in Note 7, on December 22, 2017, H.R. 1 "An Act to Provide for the Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (the "Tax Law") was enacted. The Tax Law is complex, materially changes the U.S. corporate income tax rate from 35% to 21% and includes various other changes which will impact Legg Mason. The reduction in the U.S. corporate tax rate resulted in a non-cash provisional tax benefit of $220,935 in the year ended March 31, 2018, due to the remeasurement of certain existing deferred tax assets and liabilities at the new income tax rate. Legg Mason’s remeasurement of its deferred tax assets and liabilities is subject to further adjustments during a one-year measurement period due to the complexity of determining its net deferred tax liability as of the enactment date.

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

Loss Contingencies
Legg Mason accrues estimates for loss contingencies related to legal actions, investigations, and proceedings, exclusive of legal fees, when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Estimates for losses on matters that exist as of the reporting date may be adjusted prior to the related financial statement issuance for changes in likelihood of an outcome or estimable amounts. Related insurance recoveries are recorded separately when the underwriter has confirmed coverage of a specific claim amount. See Note 8 for additional information.

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

In accordance with the applicable accounting guidance, compensation expense includes costs for all non-vested share-based awards classified as equity at their grant date fair value amortized over the respective vesting periods, which may be reduced for retirement-eligible recipients, on the straight-line method. The grant-date fair value of equity-classified share-based awards with immediate vesting is also included in Compensation and benefits expense. Effective April 1, 2017, Legg Mason adopted updated accounting guidance on stock-based compensation accounting. The updated guidance simplifies several aspects of accounting for stock-based compensation including the income tax consequences, and clarifies classification criteria for awards as either equity or liabilities, and the classification of related amounts in statements of cash flows. The updated guidance requires all excess tax benefits and deficiencies associated with stock-based compensation to be recognized as discrete items in the Income tax provision (benefit) in the Consolidated Statements of Income (Loss) in the reporting period in which they occur, thereby increasing the volatility of the Income tax provision (benefit) as a result of fluctuations in Legg Mason's stock price. Legg Mason adopted this amendment on a modified retrospective basis, and recorded a cumulative-effect adjustment of $24,327 as an increase to both deferred tax assets and Retained earnings on the Consolidated Balance Sheet as of April 1, 2017. These tax benefits were not previously recognized due to Legg Mason's cumulative tax loss position. In addition, Legg Mason recorded a related discrete Income tax expense of $796 during the year ended March 31, 2018, for vested stock awards with a grant date exercise price higher than the related vesting date stock price, as this aspect of the guidance was adopted on a prospective basis. Upon adoption of the updated guidance, Legg Mason elected to prospectively account for forfeitures as they occur, which did not have a material impact on the Consolidated Financial Statements. Also, cash flows related to income tax deductions in excess of or less than the related stock-based compensation expense will be classified as Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows.

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

Restructuring Costs
As further discussed in Note 2, Legg Mason restructured The Permal Group, Ltd. ("Permal") for the combination with EnTrust Capital ("EnTrust"). The costs associated with this restructuring primarily related to employee termination benefits, including severance and retention incentives, which were recorded as Transition-related compensation in the Consolidated Statements of Income (Loss), and charges for consolidating leased office space, which were recorded as Occupancy in the Consolidated Statement of Income (Loss).

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

Legg Mason estimates the settlement value of noncontrolling interests as their fair value. For consolidated sponsored investment products, where the investor may request withdrawal at any time, fair value is based on market quotes of the underlying securities held by the investment products. For affiliate noncontrolling interests and management equity plan interests, fair value reflects the related total business enterprise value, after appropriate discounts for lack of marketability and control. There may also be features of these equity interests, such as dividend subordination, that are contemplated in their valuations. The fair value of option-like management equity plan interests also relies on Black-Scholes option pricing model calculations. For affiliate noncontrolling interests, subsequent to acquisition, business enterprise values are derived using various methods, including discounted cash flows, guideline public company and guideline public transaction methods. Legg Mason may engage third-party valuation experts to perform independent determinations of fair value or to review internally prepared valuations, as appropriate, based on the relative significance of the related amounts and related contractual provisions and changes in valuation inputs.

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

In January 2017, the FASB updated the guidance to simplify the test for goodwill impairment. The updated guidance still requires entities to perform annual goodwill impairment tests by comparing the fair value of a reporting unit with its related carrying amount, but it eliminates the requirement to potentially calculate the implied fair value of goodwill to determine the amount of impairment, if any. Under the new guidance, an entity should recognize an impairment charge if the reporting unit's carrying amount exceeds the reporting unit’s fair value, in the amount of such excess.  The guidance will be effective in fiscal 2020. Legg Mason is evaluating its adoption.

In August and November 2016, the FASB updated the guidance on the classification of certain cash receipts, cash payments and restricted cash in the statement of cash flows. The updated guidance addresses the reporting classification of several specific cash flow items, including restricted cash, debt prepayment or extinguishment costs, contingent consideration payments, and distributions received from equity method investees, with the objective of reducing diversity in practice where no specific guidance exists, or current guidance is unclear. The updated guidance will be effective in fiscal 2019. Legg Mason does not expect the adoption to have a material impact on its Consolidated Statement of Cash Flows.

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

Legg Mason has reviewed its revenue contracts and is monitoring relevant implementation guidance. Legg Mason does not anticipate any significant changes to current revenue recognition practices, except as discussed below. Legg Mason may be required to recognize longer-term performance and incentive fees subject to clawback when clawback is not reasonably possible. This is earlier than under its current revenue recognition process, which defers recognition until all contingencies are resolved. Additionally, certain separate account commissions currently expensed when paid will meet the criteria for capitalization and amortization. This change will require recognition of a deferred commissions cost asset, but will not materially impact the amount of commission expense recognized post adoption. Legg Mason has also evaluated whether revenue-related costs currently presented on a gross basis will be recorded net, or vice versa. While most of Legg Mason's revenue-related costs will continue to be recorded on a gross basis, certain fund reimbursements paid will begin to be recorded as a contra revenue (net) under the new guidance.

Legg Mason will adopt this guidance on a modified retrospective basis on its effective date, April 1, 2018, and the timing of revenue recognition will not change materially.

2. ACQUISITIONS AND DISPOSITIONS

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

After the completion of the annual impairment testing process in fiscal 2017, the indefinite-life funds management contracts asset related to the EnTrust acquisition was combined with the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business. In connection with Legg Mason's annual impairment testing process in fiscal 2018, the combined EnTrustPermal indefinite-life funds management contracts asset was impaired by $195,000. See Note 5 for additional information.

Costs incurred in connection with the acquisition of EnTrust were $7,046 and $3,492 during the years ended March 31, 2017 and 2016, respectively.

The financial results of EnTrust included in Legg Mason's consolidated financial results for the year ended March 31, 2017, included revenues of $115,327 and did not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

In connection with the combination of EnTrust and Permal, Legg Mason incurred total charges for restructuring and transition costs of $92,130 through March 31, 2018, which includes $7,049, $41,785, and $43,296, recognized during the years ended March 31, 2018, 2017, and 2016, respectively. These costs were primarily comprised of charges for employee termination benefits, including severance and retention incentives, which were recorded as Transition-related compensation, in the Consolidated Statements of Income (Loss), and real estate related charges, which were recorded as Occupancy, in the Consolidated Statements of Income (Loss). While the combination is substantially complete, Legg Mason expects to incur additional costs totaling $1,000 to $2,000 during fiscal 2019.

The table below presents a summary of changes in the restructuring and transition-related liability from December 31, 2015 through March 31, 2018, and cumulative charges incurred to date:

	Compensation	Other		Total
Balance as of December 31, 2015	$—	$—		$—
Accrued charges	31,581	9,981	(1)	41,562
Payments	(21,938)	(2,097)		(24,035)
Balance as of March 31, 2016	9,643	7,884		17,527
Accrued charges	22,891	11,075	(1)	33,966
Payments	(29,211)	(12,408)		(41,619)
Balance as of March 31, 2017	3,323	6,551		9,874
Accrued charges	2,010	1,247		3,257
Payments	(5,164)	(5,048)		(10,212)
Balance as of March 31, 2018	$169	$2,750		$2,919
Non-cash charges(2)
Year ended March 31, 2016	$591	$1,143		$1,734
Year ended March 31, 2017	4,423	3,396		7,819
Year ended March 31, 2018	3,788	4		3,792
Total	$8,802	$4,543		$13,345

Cumulative charges incurred through March 31, 2018	$65,284	$26,846		$92,130
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

The fair value of the acquired amortizable intangible asset management contracts had an average useful life of approximately 10 years at acquisition. Approximately 86% of the purchase price allocated to intangible assets and goodwill is expected to be deductible for U.S. tax purposes over a period of 15 years. Goodwill is principally attributable to synergies expected to arise with Clarion Partners.

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

The financial results of Clarion Partners included in Legg Mason's consolidated financial results for the year ended March 31, 2017, included revenues of $249,468 and did not have a material impact to Net Income (Loss) Attributable to Legg Mason, Inc.

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

	Years Ended March 31,
	2017	2016
Revenues	$2,904,253	$2,977,612
Net Income (Loss) Attributable to Legg Mason, Inc.	272,985	(79,347)
Net Income (Loss) Per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	$2.63	$(0.74)
Diluted	2.62	(0.74)

RARE Infrastructure Limited
On October 21, 2015, Legg Mason acquired a majority equity interest in RARE Infrastructure Limited ("RARE Infrastructure"). RARE Infrastructure specializes in global listed infrastructure security investing, is headquartered in Sydney, Australia, and had approximately $6,800,000 in AUM at the closing of the transaction. Under the terms of the related transaction agreements, Legg Mason acquired a 75% ownership interest in the firm, the firm's management team retained a 15% equity interest and a continuing corporate minority owner, retained 10%. The acquisition required an initial cash payment of $213,739 (using the foreign exchange rate as of October 21, 2015 for the 296,000 Australian dollar payment), which was funded with approximately $40,000 of net borrowings under the Company's previous revolving credit facility, as well as existing cash resources. In August 2015, Legg Mason executed a currency forward contract to economically hedge the risk of movement in the exchange rate between the U.S. dollar and the Australian dollar in which the initial cash payment was denominated. This currency forward contract was closed in October 2015. The transaction also provided for potential contingent consideration payments as of March 31, 2018 and 2017, however, no such payments were due based on relevant net revenue targets. Contingent consideration catch-up adjustment payments of up to $81,465 (using the foreign exchange rate as of March 31, 2018, for the maximum 106,000 Australian dollar amount per the related agreements), may be due through March 31, 2019, dependent on the achievement of certain net revenue targets; however, as of March 31, 2018, no such payments are expected to be due.

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

During the year ended March 31, 2018, the amortizable intangible asset management contracts asset and the trade name indefinite-life intangible asset were impaired by $32,000 and $2,000, respectively, and during the year ended March 31, 2017, the amortizable intangible asset management contracts asset was impaired by $18,000. See Note 5 for additional information.

The fair value of the contingent consideration was estimated using Monte Carlo simulation in a risk-neutral framework with various observable inputs, as well as, with various unobservable data inputs which are Level 3 measurements. The simulation considered variables, including AUM growth and performance fee levels. Consistent with a risk-neutral framework, projected AUM and performance fees were dampened by a measure of risk referred to as 'market price of risk' to account for its market risk or systematic risk before calculating the earn-out payments. These earn-out payments were then discounted commensurate with their timing. A summary of various assumption values follows:

AUM growth rates	Weighted-average: 7%
Performance fee growth rates	Weighted-average: 3%
Projected AUM and performance fee market price of risk	6.5%
AUM volatility	20.0%
Earn-out payment discount rate	1.9%

Significant increases (decreases) in projected AUM or performance fees would result in a significantly higher (lower) contingent consideration liability fair value.

The contingent consideration liability established at closing had an acquisition date fair value of $25,000 (using the foreign exchange rate as of October 21, 2015). As of March 31, 2018, no contingent consideration liability was included in the Consolidated Balance Sheet, as no additional contingent consideration is expected to be due. As of March 31, 2017, the contingent consideration liability totaled $17,444, of which $7,791 was included in current Contingent consideration in the Consolidated Balance Sheet, with the remaining $9,653 included in non-current Contingent consideration. During the year ended March 31, 2018, reductions in projected AUM and revenues, attributable in part to a large outflow during the June 2017 quarter, resulted in a $17,413 reduction in the estimated contingent consideration liability, recorded as a credit to Contingent consideration fair value adjustments in the Consolidated Statement of Income (Loss). The remaining decrease during the year ended March 31, 2018, was attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment, net of accretion. The contingent consideration liability was recorded at an entity with an Australian dollar functional currency, such that related changes in the exchange rate did not impact net income (loss).

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income (Loss) would not have been materially different. The financial results of RARE Infrastructure included in Legg Mason's consolidated financial results for the year ended March 31, 2016, included revenues of $18,420 and did not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

Martin Currie (Holdings) Limited
On October 1, 2014, Legg Mason acquired all outstanding equity interests of Martin Currie (Holdings) Limited ("Martin Currie"), an international equity specialist based in the United Kingdom. The acquisition required an initial payment of $202,577 (using the foreign exchange rate as of October 1, 2014 for the £125,000 contract amount), which was funded from existing cash. The agreement also provided for potential first, second, and third anniversary contingent payments due as of March 31, 2016, 2017, and 2018, respectively; however, no such payments were due based on relevant financial metrics.

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

The contingent consideration liability established at closing had an acquisition date fair value of $75,211 (using the foreign exchange rate as of October 1, 2014). As of March 31, 2018, no contingent consideration liability was included in the Consolidated Balance Sheet, as no contingent consideration was due based on relevant financial metrics. The contingent consideration liability included in the Consolidated Balance Sheet as of March 31, 2017 was $12,018. During the year ended March 31, 2018, reductions in projected AUM and performance fees resulted in a $13,355 reduction in the contingent consideration liability, recorded as a credit to Contingent consideration fair value adjustments in the Consolidated Statements of Income (Loss). This reduction was offset in part by an increase of $1,337 attributable to changes in the exchange rate, which is included in Accumulated other comprehensive loss, net, as Foreign currency translation adjustment. A provision of the share purchase agreement requires certain amounts of any contingent consideration due to be paid to the pension plan to fund a portion of the net plan benefit obligation. No such funding will occur because no contingent payments are due.

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan with assets held in a separate trustee-administered fund. Plan assets are measured at fair value and comprised of 64% equities (Level 1), 35% bonds (Level 2), and 1% cash (Level 1), as of March 31, 2018, and 65% equities (Level 1) and 35% bonds (Level 2) as of March 31, 2017. Assumptions used to determine the expected return on plan assets targets a 60% / 40% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high-quality bond in the local U.K. market and currency. There were no significant concentrations of risk in plan assets as of March 31, 2018 or 2017. The most recent actuarial valuation was performed as of May 31, 2016, which was updated at subsequent balance sheet dates through March 31, 2018. Accrual of service credit under the plan ceased on October 3, 2014. Legg Mason uses the corridor approach to account for this plan. Under the corridor approach, actuarial gains and losses on plan assets and liabilities are deferred and reported as Other comprehensive income (loss), except when the actuarial gains and losses exceed 10% of the greater of the fair value of the plan assets or the plan benefit obligation, the excess is amortized as Compensation and benefits expense over the recovery period of 15 years. During the year ended March 31, 2018, $492 of such previously unrecognized losses were expensed under the corridor approach.

The resulting net benefit obligation, comprised as follows, is included in the March 31, 2018 and 2017, Consolidated Balance Sheets as Other non-current liabilities:

	March 31, 2018	March 31, 2017
Fair value of plan assets (at 5.0% and 5.4%, respectively, expected weighted-average long-term return)	$67,529	$59,623
Benefit obligation (at 2.6% and 2.7%, respectively, discount rate)	(102,469)	(97,137)
Unfunded status (excess of benefit obligation over plan assets)	$(34,940)	$(37,514)

The change in the benefit obligation is summarized below:

	Years ended March 31,
	2018		2017
Beginning benefit obligation	$97,137		$90,010
Interest costs	2,763		2,904
Actuarial (gain) loss	(6,245)		18,308
Benefits paid	(2,451)		(1,946)
Exchange rate changes	11,265		(12,139)
Ending benefit obligation	$102,469	$97.137	$97,137
The change in plan assets is summarized below:

	Years ended March 31,
	2018	2017
Beginning plan assets	$59,623	$57,253
Actual return on plan assets	1,199	10,019
Employer contributions	1,934	1,945
Benefits paid	(2,451)	(1,946)
Exchange rate changes	7,224	(7,648)
Ending plan assets	$67,529	$59,623

For the years ended March 31, 2018, 2017, and 2016, a net periodic (benefit) cost of $(389), $93, and $92, respectively, was included in Compensation and benefits expense in the Consolidated Statements of Income (Loss).

The components of the net periodic loss (gain) for the years ended March 31, 2018, 2017, and 2016, were as follows:

	2018	2017	2016
Interest costs	$2,763	$2,904	$3,268
Expected return on plan assets	(3,152)	(2,811)	(3,176)
Net periodic (benefit) cost	$(389)	$93	$92
Net actuarial losses of $13,635 and $16,681 were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheets at March 31, 2018 and 2017, respectively.

As of March 31, 2018, the plan expects to make benefit payments over the next 10 fiscal years as follows:

2019	$1,599
2020	1,673
2021	2,426
2022	2,831
2023	2,701
2024-2028	16,940
As previously discussed, a provision of the share purchase agreement requires certain amounts of any contingent consideration due to be paid to the pension plan to fund a portion of the net plan benefit obligation. No such funding will occur because no contingent consideration payments are due.

In connection with a review by the Pensions Regulator in the U.K. ("the Regulator") of the pension plan's current structure and funding status, Martin Currie, the trustees of the pension and the Regulator have agreed to a revised plan structure, including the redomiciliation of the plan in the U.K., additional guarantees from Martin Currie entities and provisions for accelerated funding of a portion of any benefit obligation in certain circumstances. Martin Currie has agreed with the plan trustees to contribute $3,256 (using the exchange rate as of March 31, 2018 for the £2,320 annual committed contribution amount) to the plan on an annual basis, beginning in fiscal 2019 and continuing through May 2024, with a final payment of $2,050 (using the exchange rate as of March 31, 2018 for the £1,461 final payment amount) due in November 2024.

The contingent consideration provisions of the share purchase agreement also required a designated percentage of the earn-out payments, net of any pension contribution, to be allocated to fund an incentive plan for Martin Currie's management. The estimated payment (adjusted quarterly) was amortized over the earn-out term. Because no contingent consideration was due, no payments are due to employees under the arrangement and the related compensation expense was reversed during the year ended March 31, 2018.

Other
In December 2015, Martin Currie acquired certain assets of PK Investment Management, LLP ("PK Investments"), a London based equity manager, for an initial cash payment of $4,981. During the year ended March 31, 2018, Legg Mason paid all contingent consideration due of $3,242. The cash payments were funded with existing cash resources. The contingent consideration liability as of March 31, 2017 was $2,507. In connection with the acquisition, Legg Mason recognized indefinite-life intangible fund management contracts and goodwill of $6,619 and $827, respectively.

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

As of March 31, 2018, the fair value of the contingent consideration liability was $3,707, a decrease of $1,134 from March 31, 2017. During the year ended March 31, 2018, a reduction in projected net revenue resulted in a $1,300 reduction in the estimated contingent consideration liability, recorded as a credit to Contingent consideration fair value adjustments in the Consolidated Statement of Income (Loss). The reduction was offset in part by an increase of $166 attributable to accretion. The contingent consideration liability was included in current Contingent consideration in the Consolidated Balance Sheet as of March 31, 2018.

Financial Guard, LLC
On August 17, 2016, Legg Mason acquired 82% of the equity interests in Financial Guard, LLC ("Financial Guard"), an online registered investment advisor and technology-enabled wealth management and investment advice platform. The acquisition required an initial cash payment, which was funded with existing cash resources, and a potential contingent payment of up to $3,000 based on certain metrics within the first year after the acquisition. No contingent payment was due based on relevant metrics. In connection with the acquisition, Legg Mason recognized certain business assets and goodwill of $11,995. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, of which $2,500 has been paid as of March 31, 2018. As of March 31, 2017, no contingent consideration liability was recorded in the Consolidated Balance Sheet.

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

Legg Mason accounts for its investment in Precidian, which is included in Other assets in the Consolidated Balance Sheets as of March 31, 2018 and 2017, under the equity method of accounting.

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

Dispositions
On December 23, 2016 and March 31, 2017, Legg Mason sold all of its ownership interests in each of a small equity advisor in Poland and a small Boston-based private equity advisor. Also, on February 24, 2017, Legg Mason liquidated its share of a small equity advisory joint venture. Net proceeds from these transactions received in the year ended March 31, 2017, were $19,469 and the transactions did not have a material impact on Legg Mason's consolidated financial condition or results of operations. During the year ended March 31, 2018, Legg Mason received additional contingent proceeds of $3,462.

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

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of March 31, 2018
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$350,142	$—	$—	$—	$350,142
Time deposits and other	—	13,863	—	—	13,863
Total cash equivalents	350,142	13,863	—	—	364,005
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	131,715	37,598	1,242	3,225	173,780
Other(3)	29,051	2,565	—	—	31,616
Trading investments relating to long-term incentive compensation plans(4)	184,639	—	—	99	184,738
Equity method investments relating to long-term incentive compensation plans(5)	—	—	—	9,236	9,236
Total current investments(6)	345,405	40,163	1,242	12,560	399,370
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments(6)	—	—	962	14,360	15,322
Seed capital investments in real estate funds	—	—	32,763	—	32,763
Other	—	—	—	11,915	11,915
Investments in partnerships and LLCs:(7)
Seed capital investments	—	—	—	2,549	2,549
Investments related to long-term incentive compensation plans	—	—	6,458	—	6,458
Other	—	78	380	—	458
Derivative assets(8)	4,904	—	—	—	4,904
Other investments(7)	—	—	113	—	113
Total	$700,451	$54,104	$41,918	$41,384	$837,857
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(5,607)	$—	$(5,607)
Derivative liabilities(8)	(6,446)	—	—	—	(6,446)
Total	$(6,446)	$—	$(5,607)	$—	$(12,053)

	As of March 31, 2017
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$403,585	$—	$—	$—	$403,585
Time deposits and other	—	35,835	—	—	35,835
Total cash equivalents	403,585	35,835	—	—	439,420
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	141,025	75,275	—	4,373	220,673
Other(3)	39,177	2,724	—	11	41,912
Trading investments relating to long-term incentive compensation plans(4)	150,576	—	—	327	150,903
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(5)
Seed capital investments	—	2,502	—	—	2,502
Investments related to long-term incentive compensation plans	—	—	1,337	6,292	7,629
Total current investments(6)	330,778	80,501	1,337	11,003	423,619
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments(6)	—	—	752	22,712	23,464
Seed capital investments in real estate funds	—	—	26,909	—	26,909
Other	—	—	1,646	15,617	17,263
Investments in partnerships and LLCs:(7)
Seed capital investments	—	—	—	3,440	3,440
Investments related to long-term incentive compensation plans	—	—	9,315	—	9,315
Other	—	99	1,825	—	1,924
Derivative assets(8)	2,718	—	—	—	2,718
Other investments(7)	—	—	113	—	113
Total	$737,081	$116,435	$41,897	$52,772	$948,185
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(36,810)	$—	$(36,810)
Derivative liabilities(8)	(4,522)	—	—	—	(4,522)
Total	$(4,522)	$—	$(36,810)	$—	$(41,332)

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

(2)
Trading investments of proprietary fund products and other trading investments consist of approximately 81% and 19% equity and debt securities, respectively, as of March 31, 2018, and approximately 79% and 21% equity and debt securities, respectively, as of March 31, 2017.

(3)	Includes $15,452 and $26,854 in noncontrolling interests associated with consolidated seed investment products as of March 31, 2018 and 2017, respectively.

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

(6)	Excludes $43,854 and $28,300 of seed capital as of March 31, 2018 and 2017, respectively, which is related to Legg Mason's investments in CIVs. See Note 17.

(7)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(8)	See Note 15.

(9)	See Notes 2 and 8.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had seed capital investments in proprietary fund products, which totaled $268,268 and $305,288, as of March 31, 2018 and 2017, respectively, which are substantially comprised of investments in 59 funds and 57 funds, respectively, that are individually greater than $1,000, and together comprise over 90% of the total seed capital investments at each period end.

As further discussed in Notes 1, 15, and 17, during the year ended March 31, 2018, Legg Mason entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored ETFs for initial aggregate notional amounts totaling $48,639 which resulted in the investment in the two ETFs by these financial intermediaries. Under the terms of the total return swap arrangements, Legg Mason receives all the investment gains and losses on the underlying investments and therefore is required to consolidate each of the sponsored investment funds, which were designated as CIVs.

See Notes 1 and 17 for information regarding the determination of whether investments in proprietary fund products represent VIEs and consolidation.
The net realized and unrealized gain (loss) for investment securities classified as trading was $31,012, $44,534, and $(27,654) for the years ended March 31, 2018, 2017, and 2016, respectively.
The net unrealized gains (losses) relating to trading investments still held as of the reporting dates were $7,045, $32,862, and $(35,111) for the years ended March 31, 2018, 2017, and 2016, respectively.

The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the years ended March 31, 2018 and 2017, are presented in the tables below:

	Balance as of March 31, 2017	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers		Realized and unrealized gains/(losses), net	Balance as of March 31, 2018
Assets:
Trading investments of seed capital investments in proprietary fund products	$—	$1,300	$—	$—	$—		$(58)	$1,242
Equity method investments relating to long-term incentive compensation plans	1,337	39	—	(1,469)	—		93	—
Equity method investments in partnerships and LLCs:
Seed capital investments	752	—	—	—	—	—	210	962
Seed capital investments in real estate funds	26,909	7,714	—	(4,283)	—		2,423	32,763
Other proprietary fund products	1,646	—	—	(1,646)	—		—	—
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	9,315	52	—	—	—		(2,909)	6,458
Other proprietary fund products	1,825	—	—	(1,510)	—		65	380
Other investments	113	—	—	—	—		—	113
	$41,897	$9,105	$—	$(8,908)	$—		$(176)	$41,918
Liabilities:
Contingent consideration liabilities	$(36,810)	$(1,900)	n/a	$3,242	n/a		$29,861	$(5,607)
n/a - not applicable

	Balance as of March 31, 2016	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of March 31, 2017
Assets:
Trading investments of seed capital investments in proprietary fund products	$3	$—	$—	$(3)	$—	$—	$—
Equity method investments relating to long-term incentive compensation plans	—	3,334	—	(2,194)	—	197	1,337
Equity method investments in partnerships and LLCs:
Seed capital investments	627	—	—	—	—	125	752
Seed capital investments in real estate funds	—	26,130	—	(1,216)	—	1,995	26,909
Other proprietary fund products	—	—	—	—	—	1,646	1,646
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	7,501	1,814	—	—	—	—	9,315
Other proprietary fund products	4,807	—	—	(3,001)	—	19	1,825
Other investments	83	—	—	—	—	30	113
	$13,021	$31,278	$—	$(6,414)	$—	$4,012	$41,897
Liabilities:
Contingent consideration liabilities	$(84,585)	$(2,000)	n/a	$6,587	n/a	$43,188	$(36,810)
n/a - not applicable

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other non-operating income (expense), net, in the Consolidated Statements of Income (Loss). The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $927, $45,099, and $27,056 for the years ended March 31, 2018, 2017, and 2016, respectively.

There were no significant transfers between Level 1 and Level 2 during the years ended March 31, 2018 and 2017.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of March 31, 2018 and 2017, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of March 31, 2018
Category of Investment	Investment Strategy	March 31, 2018		March 31, 2017	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$11,122	(1)	$18,537	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	6,479		10,107	$20,000	n/a
Private equity funds	Long/short equity	14,377	(2)	17,612	6,514	Up to 11 years
Equity method	Alternatives, structured securities, short-dated fixed income	9,236	(2)	6,292	n/a	n/a
Other	Various	170		224	n/a	Various (3)
Total		$41,384		$52,772	$26,514
n/a - not applicable

(1)	Liquidation restrictions: 1% daily redemption, 20% monthly redemption, 7% quarterly redemption, and 72% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 26% has a remaining term of less than one year and 74% has a remaining term of 14 years.

There are no current plans to sell any of these investments held as of March 31, 2018.

4. FIXED ASSETS

The following table reflects the components of fixed assets as of:

	March 31, 2018	March 31, 2017
Equipment	$172,308	$159,102
Software	323,088	304,943
Leasehold improvements	209,810	204,551
Total cost	705,206	668,596
Less: accumulated depreciation and amortization	(556,800)	(508,934)
Fixed assets, net	$148,406	$159,662

Depreciation and amortization expense related to fixed assets was $48,382, $54,023, and $55,318 for the year ended March 31, 2018, 2017, and 2016 respectively. The expense includes accelerated depreciation and amortization of $2,688 and $4,147 for the years ended March 31, 2017 and 2016, respectively, primarily related to space vacated in connection with the restructuring of Permal, for the combination with EnTrust.

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
The following table reflects the components of intangible assets as of:

	March 31, 2018	March 31, 2017
Amortizable intangible asset management contracts and other
Cost	$376,996	$408,025
Accumulated amortization	(218,076)	(194,371)
Net	158,920	213,654
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	505,200
EnTrustPermal fund management contracts	401,404	596,404
Other fund management contracts	557,305	542,908
Trade names	68,479	69,863
	3,638,739	3,820,726
Intangible assets, net	$3,797,659	$4,034,380

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

There were no other impairments to indefinite-life intangible assets or goodwill as of December 31, 2017. Legg Mason also determined that no triggering events occurred as of March 31, 2018 that would require further impairment testing.

As a result of uncertainty regarding future market conditions and economic results, assessing the fair value of the reporting unit and intangible assets requires significant judgment.

As of December 31, 2017, the assessed fair value of the combined EnTrustPermal trade names exceeded their carrying value of $28,500 by 1%. Should market performance and/or AUM levels of EnTrustPermal decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that the assets could become impaired, and the impairment could be a significant amount.

As of December 31, 2017, the assessed fair value of the RARE Infrastructure indefinite-life fund management contracts intangible asset exceeded the carrying value of $132,780 (using the exchange rate as of December 31, 2017) by approximately 3% and the assessed fair value of the RARE Infrastructure trade name indefinite-life intangible asset exceeded the carrying value of $3,054 (using the exchange rate as of December 31, 2017) by approximately 19%. Should market performance and/or the related AUM levels decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that either of these assets could become impaired, and the impairment could be a material amount.

As of December 31, 2017, the assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management ("CAM") acquisition exceeds the carrying value by a material amount.

As a result of AUM losses and other factors during the three months ended June 30, 2017, Legg Mason tested the RARE Infrastructure indefinite-life fund management contracts intangible asset and trade name indefinite-life intangible asset for impairment during the three months ended June 30, 2017. The assessed fair value of the RARE Infrastructure indefinite-life fund management contracts intangible asset exceeded the carrying value as of June 30, 2017 by 7% and therefore was not impaired. The carrying value of the trade name exceeded its fair value of $3,057 as of June 30, 2017, which resulted in an impairment charge of $2,000. Management estimated the fair value of the RARE Infrastructure trade name as of June 30, 2017 based upon a relief from royalty approach and a discounted cash flow method using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected annual revenue growth rates of 5% to 18% (average: 8%), a royalty rate of 1.0%, and a discount rate of 16.5%.

Projected revenue and AUM growth rates for this asset are most dependent on client AUM flows, market conditions, and product investment performance. Discount rates are also influenced by market conditions, as well as interest rates and other factors. Decreases in projected revenue or AUM growth rates and/or increases in the discount rate could result in lower fair value measurements and potential additional impairments in the RARE Infrastructure trade name intangible asset.

Legg Mason's annual impairment testing process in fiscal 2017 determined that the carrying value of the Permal trade name indefinite-life asset exceeded its fair value of $21,100, which resulted in an impairment charge of $17,000. The impairment charge was primarily the result of a decrease in revenues and a reduction in the royalty rate, reflecting a decline in the value of the Permal trade name due to a change in branding and decline in the use of the separate Permal name following the combination with EnTrust. Management estimated the fair value of the Permal trade name based upon a discounted cash flow analysis using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected annual revenue growth rates of 3% to 9% (average: 7%), a royalty rate of 1.5% and a discount rate of 16.0%.

Legg Mason's annual impairment testing process in fiscal 2016 determined that the carrying value of the legacy Permal indefinite-life funds-of-hedge funds management contracts intangible asset and the Permal trade name asset exceeded their respective fair values, and the assets were impaired by an aggregate amount of $371,000. The impairment charges resulted from a number of then current trends and factors. These changes resulted in a reduction of the projected cash flows and Legg Mason's overall assessment of fair value of the assets such that the fair values of the legacy Permal funds-of-hedge funds contracts asset and Permal trade name declined below their carrying values, and accordingly were impaired by $364,000 and $7,000, respectively. Management estimated the fair values of these assets based upon discounted cash flow analyses using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these cash flow analyses included projected revenue growth rates and discount rates. Total revenues related to the legacy Permal funds-of-hedge funds contracts were assumed to have annual growth rates ranging from (6)% to 6% (average: 5%), and the projected cash flows from the Permal funds-of-hedge funds contracts were discounted at 16.5%.

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2016	$2,641,416	$(1,161,900)	$1,479,516
Impact of excess tax basis amortization	(20,818)	—	(20,818)
Business acquisitions(1)	491,835	—	491,835
Changes in foreign exchange rates and other	(25,644)	—	(25,644)
Balance as of March 31, 2017	3,086,789	(1,161,900)	1,924,889
Impact of excess tax basis amortization	(13,726)	—	(13,726)
Business acquisitions	1,460		1,460
Changes in foreign exchange rates and other	19,732	—	19,732
Balance as of March 31, 2018	$3,094,255	$(1,161,900)	$1,932,355
(1) See Note 2 for additional information.
Legg Mason recognizes the tax benefit of the amortization of excess tax benefit related to the CAM acquisition. In accordance with accounting guidance for income taxes, the tax benefit is recorded as a reduction of goodwill and deferred tax liabilities as the benefit is realized.

Amortizable Intangible Asset Management Contracts and Other
During the three months ended June 30, 2017, projected revenues related to the RARE Infrastructure separate account contracts amortizable asset declined due to losses of separate account AUM and other factors, including the withdrawal of approximately $1,500,000 by an institutional client in June 2017. Based on revised attrition estimates, the remaining useful life of the acquired contracts was decreased from eight years to five years at June 30, 2017. As a result of the decline in projected revenues and the revised estimate of the remaining useful life, the amortized carrying value was determined to exceed its fair value and an impairment charge of $32,000 was recorded during the three months ended June 30, 2017. Management estimated the $11,180 fair value of this asset as of June 30, 2017, based upon a discounted cash flow analysis using unobservable market inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected AUM growth rates of 7%, attrition rates of 20%, and a discount rate of 16.5%.

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

There were no other impairments to amortizable management contract intangible assets during the year ended March 31, 2018.

As of March 31, 2018, the Clarion and EnTrust separate account contracts amortizable assets net carrying values of $82,158 and $49,807, respectively, comprise more than 80% of Legg Mason's total amortizable intangible asset management contracts and other aggregate carrying value. As of March 31, 2018, the cumulative undiscounted cash flows related to each of these separate account contracts amortizable assets exceeded their respective carrying values by a material amount. There can be no assurance that future client attrition, asset outflows, market uncertainty, or other factors, will not produce an impairment in either of these assets.

During the nine months ended December 31, 2016, revenues related to the RARE Infrastructure separate account contracts asset declined. Based on revised attrition estimates, the remaining useful life of the acquired contracts was decreased from 11 years to eight years at December 31, 2016. As a result of the client attrition, the related decline in revenues, and the revised estimate of the remaining useful life, the amortized carrying value of the management contracts asset was determined to exceed its fair value and an impairment charge of $18,000 was recorded during the three months ended December 31, 2016. Management estimated the fair value of this asset based upon a discounted cash flow analysis using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected AUM growth rates of 7%, attrition rates of 13% and a discount rate of 15.5%.

As of March 31, 2018, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 6.9 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

2019	$25,022
2020	24,245
2021	23,414
2022	23,065
2023	20,270
Thereafter	42,904
Total	$158,920

6. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings
On December 29, 2015, Legg Mason entered into an unsecured credit agreement (as amended from time to time, the "Credit Agreement") which provided for a $1,000,000 multi-currency revolving credit facility. The Credit Agreement was amended on March 31, 2017 to reduce the amount available for borrowing from $1,000,000 to $500,000. The revolving credit facility may be increased by an aggregate amount of up to $500,000, subject to the approval of the lenders, expires in December 2020, and can be repaid at any time. This revolving credit facility is available to fund working capital needs and for general corporate purposes.

As further discussed in Note 12, on December 22, 2017, Legg Mason borrowed $225,500 under the Credit Agreement to purchase 5,568 shares of Legg Mason common stock from Shanda Asset Management Investment Limited ("Shanda"). In March 2018, Legg Mason repaid $100,000 of these borrowings, and as of March 31, 2018, $125,500 of borrowings were outstanding under the Credit Agreement. There were no borrowings outstanding under the Credit Agreement as of March 31, 2017.

As further discussed below, in August 2016, Legg Mason issued $500,000 of 5.45% Junior Subordinated Notes due 2056 (the "5.45% 2056 Notes"), the net proceeds of which, together with existing cash resources, were used to repay the $500,000 of then outstanding borrowings under the Credit Agreement discussed below.

In May 2016, Legg Mason borrowed $460,000 under the Credit Agreement to finance the acquisition of EnTrust and to replenish cash used to complete the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015, as further discussed in Note 2. In December 2015, Legg Mason borrowed $40,000 under the Credit Agreement, the proceeds of which were used to repay the $40,000 of outstanding borrowings under its previous revolving credit facility, which were drawn in October 2015 to partially finance the acquisition of RARE Infrastructure.

The revolving credit facility has an interest rate of the three-month Eurocurrency Rate plus 125 basis points and an annual commitment fee of 17.5 basis points. Interest is payable at least quarterly on any amounts outstanding under the Credit Agreement and the interest rate may change in the future based on changes in Legg Mason's credit ratings. The effective interest rate on borrowings under the Credit Agreement was 2.95% for the year ended March 31, 2018.

The Credit Agreement includes standard financial covenants. These covenants include: maximum net debt to EBITDA ratio (as defined in the documents), which was modified in March 2017, of 3.5 to 1 for the period from January 1, 2017 through and including March 31, 2018, and 3.0 to 1 thereafter; and minimum EBITDA to interest ratio (as defined in the documents) of 4.0 to 1. As of March 31, 2018, Legg Mason's net debt to EBITDA ratio was 2.5 to 1 and EBITDA to interest expense ratio was 6.2 to 1, and therefore, Legg Mason has maintained compliance with the applicable covenants.

On June 2, 2017, the Credit Agreement was amended to include Legg Mason, Inc. (the parent entity) among the entities permitted to incur liens to secure obligations, including those related to cash collateral provisions for hedging agreements, in an aggregate amount not to exceed $200,000 at any one time. Prior to this amendment, only certain subsidiaries of Legg Mason were permitted to incur such liens and the cash collateral provided by Legg Mason, Inc. in connection with certain of its hedging agreements was considered a lien on assets for purposes of the lien covenant. As a result, Legg Mason was not in compliance with the terms of the Credit Agreement at all times. The amendment provides for a waiver of any defaults under the Credit Agreement that may have arisen prior to the date of the amendment resulting from the provision of such cash collateral.

As of March 31, 2018 and 2017, Legg Mason had $374,500 and $500,000, respectively, of undrawn revolving credit facility capacity.

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

Long-term debt
Long-term debt, net, consists of the following:

	March 31, 2018					March 31, 2017
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Unamortized Debt Issuance Costs	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$251,641	$(2,255)	$140	$474	$250,000	$252,980
3.95% Senior Notes due July 2024	248,502	—	286	1,212	250,000	248,265
4.75% Senior Notes due March 2026	447,166	—	—	2,834	450,000	446,812
5.625% Senior Notes due January 2044	547,940	—	(3,152)	5,212	550,000	547,861
6.375% Junior Notes due March 2056	242,258	—	—	7,742	250,000	242,054
5.45% Junior Notes due September 2056	484,303	—	—	15,697	500,000	483,895
Total	$2,221,810	$(2,255)	$(2,726)	$33,171	$2,250,000	$2,221,867

In August 2016, Legg Mason issued $500,000 of 5.45% 2056 Notes, the net proceeds of which, together with cash on hand, were used to repay the total $500,000 of then outstanding borrowings under its Credit Agreement, as previously discussed.

In March 2016, Legg Mason issued $450,000 of 2026 Notes and $250,000 of 6.375% 2056 Notes. Legg Mason used the net proceeds of these offerings to finance the acquisitions of EnTrust in May 2016 and Clarion Partners in April 2016, as further discussed in Note 2.

In May 2012, Legg Mason repurchased the Company's then outstanding 2.5% convertible notes (the "Convertible Notes"). The terms of the repurchase included a non-cash exchange of warrants to the holders of the Convertible Notes that replicated and extended the contingent conversion feature of the Convertible Notes. The warrants issued to the holders of the Convertible Notes in connection with the repurchase of the Convertible Notes provided for the purchase, in the aggregate and subject to adjustment, of 14,205 shares of our common stock, on a net share settled basis, at an exercise price of $88 per share. The warrants expired unexercised in July 2017.

2.7% Senior Notes due July 2019
In June 2014, Legg Mason issued $250,000 of 2.7% Senior Notes due July 2019 (the "2019 Notes"). The 2019 Notes were sold at a discount of $553, which is being amortized to interest expense over the five-year term. The 2019 Notes can be redeemed at any time prior to the scheduled maturity in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.20%, together with any related accrued and unpaid interest.

On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap was used to effectively convert the 2019 Notes from fixed rate debt to floating rate debt and had identical terms as the underlying debt being hedged. The related hedging gains and losses offset one another and resulted in no net income or loss impact. The swap had a five-year term, and was scheduled to mature on July 15, 2019. On April 21, 2016, the fair value hedge swap was terminated for a cash receipt of $6,500, and the related fair value hedge adjustment is being amortized as Interest expense over the remaining life of the debt. During each of the years ended March 31, 2018 and 2017, $1,804 was amortized and recorded as Interest expense in the Consolidated Statements of Income (Loss).

During the year ended March 31, 2016, $2,137 was recorded as Other income (gain on hedging activity) in the Consolidated Statements of Income (Loss), which reflects a gain on hedging activity related to the fair value adjustment on the derivative asset. Also, during the year ended March 31, 2016, $2,137 was recorded as Other expense (loss on hedging activity) in the Consolidated Statements of Income (Loss), which reflects a loss on hedging activity related to the fair value adjustment on the debt. The swap payment dates coincided with the debt payment dates on July 15 and January 15. The related receipts/payments by Legg Mason were recorded as Interest expense in the Consolidated Statements of Income (Loss). Until the swap was terminated on April 21, 2016, the original terms and conditions of the hedged instruments were unchanged and the swap was an effective fair value hedge.

3.95% Senior Notes due July 2024
In June 2014, Legg Mason issued $250,000 of 3.95% Senior Notes due July 2024 (the "2024 Notes"). The 2024 Notes were sold at a discount of $458, which is being amortized to interest expense over the 10-year term. The 2024 Notes can be redeemed at any time prior to the scheduled maturity in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.25%, together with any related accrued and unpaid interest.

4.75% Senior Notes due March 2026
In March 2016, Legg Mason issued $450,000 of 2026 Notes. The 2026 Notes were sold at a discount of $207. The 2026 Notes can be redeemed in part or in aggregate at the greater of the related principal amount at the time of redemption or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.45%, together with any related accrued and unpaid interest.

5.625% Senior Notes due January 2044
In January 2014, Legg Mason issued $400,000 of 5.625% Senior Notes due January 2044 (the "2044 Notes"), sold at a discount of $6,260, which is being amortized to interest expense over the 30-year term. An additional $150,000 of 2044 Notes were issued in June 2014 and were sold at a premium of $9,779, which is also being amortized to interest expense over the 30-year term. All of the 2044 Notes can be redeemed at any time prior to their scheduled maturity in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.30%, together with any related accrued and unpaid interest.

6.375% Junior Subordinated Notes due March 2056
In March 2016, Legg Mason issued $250,000 of 6.375% 2056 Notes. The 6.375% 2056 Notes were issued at 100% of the principal amount. The 6.375% 2056 Notes rank junior and subordinate in right of payment to all of Legg Mason's current and future senior indebtedness. Prior to March 15, 2021, the 6.375% 2056 Notes can be redeemed in aggregate, but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if called for a tax event (as defined), or 102% of the principal amount, plus any accrued and unpaid interest, if called for a rating agency event (as defined). On or after

March 15, 2021, the 6.375% 2056 Notes can be redeemed in aggregate or in part, at 100% of the principal amount, plus any related accrued and unpaid interest.

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

As of March 31, 2018, $250,000 of Legg Mason's long-term debt matures in fiscal 2020, and $2,000,000 matures after fiscal 2023.

7. INCOME TAXES

The components of income (loss) before income tax provision are as follows:

	2018	2017	2016
Domestic	$287,229	$308,751	$245,046
Foreign	(53,389)	62,127	(270,264)
Total	$233,840	$370,878	$(25,218)

The components of income tax expense (benefit) are as follows:

	2018	2017	2016
Federal	$(106,621)	$68,336	$87,166
Foreign	(16,015)	2,535	(71,828)
State and local	20,126	13,304	(7,646)
Total income tax provision	$(102,510)	$84,175	$7,692

Current	$38,983	$26,371	$15,419
Deferred	(141,493)	57,804	(7,727)
Total income tax provision	$(102,510)	$84,175	$7,692

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate is as follows:

	2018	2017	2016
Tax provision at statutory U.S. federal income tax rate	31.5%	35.0%	35.0%
State income taxes, net of federal income tax benefit(1)	7.8	2.3	43.2
Impact of changes in U.S. federal Tax Law(2)	(90.1)	—	—
Uncertain tax benefits	1.7	1.3	41.8
Effect of foreign tax rates(3)	1.7	(3.9)	(172.5)
Changes in U.K. tax rates on deferred tax assets and liabilities	0.3	(1.1)	33.2
Net (income) loss attributable to noncontrolling interests	(6.8)	(5.4)	(15.6)
Change in valuation allowances(4)	(1.3)	1.6	(33.9)
Federal effect of permanent tax adjustments(5)	10.5	(0.5)	39.1
Holding company restructuring(6)	—	(5.0)	—
Other, net	0.9	(1.6)	(0.8)
Effective income tax rate	(43.8)%	22.7%	(30.5)%

(1)	State income taxes include changes in valuation allowances related to change in apportionment and provision to return differences, net of the impact on related deferred tax assets.

(2)	Includes the impact on deferred tax assets and liabilities and the effects on unremitted foreign earnings and other aspects of the Tax Law.

(3)
The effect of foreign tax rates for fiscal 2018, 2017, and 2016 includes a $33,150, $2,890, and $66,780 tax benefit, respectively, for non-cash impairment charges related to the intangible assets of the EnTrustPermal and legacy Permal businesses, as further discussed in Note 5.

(4)	See schedule below for the change in valuation allowances by jurisdiction.

(5)	Fiscal 2018 includes a 9.0% federal impact (9.7% including state impact) of a non-deductible charge for a regulatory matter discussed in Subsequent Event, Note 18.

(6)
In fiscal 2017, as part of a larger strategic initiative, Legg Mason restructured certain of its holding company businesses, which increased the amount of foreign tax credits available for utilization.

On December 22, 2017, the Tax Law was enacted. The Tax Law is complex, materially changes the U.S. corporate income tax rate from 35% to 21% and includes various other changes which will impact Legg Mason. The reduction in the U.S. corporate tax rate resulted in a one-time, non-cash provisional tax benefit of $220,935 recognized in the quarter ended December 31, 2017, due to the re-measurement of certain existing deferred tax assets and liabilities at the new income tax rate. In addition, a non-cash tax charge of $7,260 was provisionally provided in the quarter ended December 31, 2017, for the effects on unremitted foreign earnings and other aspects of the Tax Law. Legg Mason’s re-measurement of its deferred tax assets and liabilities is subject to further adjustments during the measurement period due to the complexity of determining its net deferred tax liability as of the enactment date. Further, Legg Mason's accounting for the tax on unremitted foreign earnings is incomplete due to the complexity of determining the various components of the calculation, including the relevant level of Legg Mason's foreign earnings and profits and the amount of those earnings held in cash and other specified assets. Additional adjustments to these provisional items may be made in subsequent periods as more detailed information and guidance is obtained and analyzed. The Tax Law has also created new taxes on international operations, including its Global Intangible Low-Taxed Income ("GILTI") provision. Accounting guidance relevant to the GILTI provision provides that a company can elect during the measurement period to either account for this tax as an expense in the period incurred or to factor it into the measurement of deferred taxes. As Legg Mason requires additional time to evaluate this provision and its accounting implications, it has not yet elected a related accounting policy.

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

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. A summary of Legg Mason's deferred tax assets and liabilities are as follows:

	2018	2017
DEFERRED TAX ASSETS
Accrued compensation and benefits	$149,891	$221,895
Accrued expenses	35,577	46,311
Operating loss carryforwards	352,300	246,614
Capital loss carryforwards	—	6,183
Foreign tax credit carryforward	278,131	283,746
Federal benefit of uncertain tax positions	7,147	13,421
Mutual fund launch costs	14,619	25,292
Martin Currie defined benefit pension liability	5,909	5,293
Charitable contributions carryforwards	973	814
Other	7,643	—
Deferred tax assets	852,190	849,569
Valuation allowance	(126,538)	(71,063)
Deferred tax assets after valuation allowance	$725,652	$778,506

DEFERRED TAX LIABILITIES
Basis differences, principally for intangible assets and goodwill	$2,262	$20,339
Depreciation and amortization	588,890	801,133
Net unrealized gains from investments	5,796	4,730
Basis differences in partnerships	66,423	75,653
Other	—	3,037
Deferred tax liabilities	663,371	904,892
Net deferred tax assets (liabilities)	$62,281	$(126,386)

As further discussed in Note 1, effective April 1, 2017, Legg Mason adopted updated guidance on stock-based compensation accounting. This guidance was adopted on a modified retrospective basis, and a tax asset of $24,327 was recognized as an increase to both deferred tax assets and Retained Earnings on the Consolidated Balance Sheet as of April 1, 2017. These tax benefits were not previously recognized due to Legg Mason's cumulative tax loss position. In addition, Legg Mason recorded a related discrete Income tax expense of $796 during the year ended March 31, 2018, for vested stock awards with a grant date exercise price higher than the related vesting date stock price, as this aspect of the guidance was adopted on a prospective basis.

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

On April 13, 2016, Legg Mason acquired a majority ownership in Clarion Partners. A deferred tax liability of $18,680 and $21,991, as of March 31, 2018 and 2017, respectively, was established for the difference in basis in Clarion Partners for U.S. tax purposes and financial statement purposes.

On May 2, 2016, the Permal business was merged with EnTrust. As part of the transaction, Legg Mason paid cash and a 35% ownership in the Permal business for a 65% ownership in the new EnTrustPermal joint venture. As a result of the transaction, Legg Mason converted a portion of its Permal legacy business into a partnership which decreased the related deferred tax liability by $4,102 with an offsetting change to other tax basis differences in the amount of $4,730 as of March 31, 2017. The deferred tax liability for the related basis difference in partnership investments as of March 31, 2018 was $1,510.

Substantially all of Legg Mason's deferred tax assets relate to U.S. federal, state and U.K. taxing jurisdictions. As of March 31, 2018, U.S. federal deferred tax assets aggregated $550,916, realization of which is expected to require approximately $3,835,507 of U.S. earnings over the next 10 years, of which $1,324,435 must be foreign sourced earnings. Based on estimates of future taxable income, using assumptions consistent with those used in Legg Mason's goodwill impairment testing, it is more likely than not that substantially all of the current federal tax benefits relating to net operating losses will be realized. With respect to deferred tax assets relating to foreign tax credit carryforwards, it is more likely than not that tax benefits relating to the utilization of approximately $1,589 of foreign taxes as credits will not be realized and a valuation allowance has been established. Further, the Company's estimates and assumptions do not contemplate changes in the ownership of Legg Mason stock, which could, in certain circumstances, limit the utilization of net operating loss and foreign tax credit benefits. Any such limitation would impact the timing or amount of net operating loss or foreign tax credit benefits ultimately realized before they expire.

During the year ended March 31, 2018, federal valuation allowances decreased $6,378, as compared to March 31, 2017, primarily as a result of the impact of the Tax Law on the ability to utilize carryforward foreign tax credits.

As of March 31, 2018, U.S. state deferred tax assets aggregated approximately $220,152, offset by a valuation allowance of $92,116, and were primarily related to state net operating loss benefits generated in certain jurisdictions in cases where it is more likely that these benefits will ultimately not be realized. During the year ended March 31, 2018, changes in Pennsylvania law which liberalized an annual limitation on use of net operating losses resulted in a $62,397 increase in state deferred tax assets, which was offset by a valuation allowance of $57,484.

For foreign jurisdictions, the net decrease in valuation allowances of $1,113 during fiscal 2018, primarily relates to revised estimates of the realization of deferred tax benefits.

The following deferred tax assets and valuation allowances relating to carryforwards have been recorded at March 31, 2018 and 2017, respectively.

	2018	2017	Expires Beginning after Fiscal Year
DEFERRED TAX ASSETS
U.S. federal net operating losses(1)	$57,385	$57,715	2031
U.S. federal capital losses	—	3,644	n/a
U.S. federal foreign tax credits	278,131	283,746	2019
U.S. charitable contributions	973	814	2022
U.S. state net operating losses (2,3)	270,217	168,655	2018
U.S. state capital losses	—	4	n/a
U.S. state tax credits	366	366	2022
Foreign net operating losses	24,698	20,244	2028
Foreign capital losses	—	2,535	n/a
Total deferred tax assets for carryforwards	$631,770	$537,723

VALUATION ALLOWANCES
U.S. federal net operating losses	$1,779	$2,856
U.S. federal foreign tax credits	1,589	6,147
U.S. charitable contributions	—	814
U.S. state net operating losses	92,116	29,075
U.S. state capital losses	—	4
Foreign net operating losses	13,643	15,975
Foreign capital losses	—	2,535
Valuation allowances for carryforwards	109,127	57,406
Foreign other deferred assets	17,411	13,657
Total valuation allowances	$126,538	$71,063

(1)
The Tax Law enacted in December 2017 reduced the value of deferred tax assets related to federal net operating loss carryforwards by approximately $31,787. Additionally, deferred tax assets related to federal net operating loss carryforwards increased by $13,551 as a result of the adoption of updated stock-based compensation accounting guidance. See Note 1 for additional information.

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

Legg Mason had total gross unrecognized tax benefits of approximately $62,728, $70,787 and $73,873 as of March 31, 2018, 2017 and 2016, respectively. Of these totals, approximately $52,772, $50,462 and $49,629, respectively, (net of the federal benefit for state tax liabilities) are the amounts of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates. During fiscal 2018, the net impact of effective settlement of tax examinations, recent developments of case law and the expiration of statutes of limitation in certain jurisdictions, resulted in $16,796 of previously unrecognized benefits being realized.
A reconciliation of the beginning and ending amount of unrecognized gross tax benefits for the years ended March 31, 2018, 2017, and 2016, is as follows:

	2018	2017	2016
Balance, beginning of year	$70,787	$73,873	$92,344
Additions based on tax positions related to the current year	7,325	3,303	3,514
Additions for tax positions of prior years	5,011	5,673	10,078
Reductions for tax positions of prior years	(4,438)	(8,257)	(155)
Decreases related to settlements with taxing authorities	(15,957)	(2,200)	(25,046)
Expiration of statutes of limitations	—	(1,605)	(6,862)
Balance, end of year	$62,728	$70,787	$73,873

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $2,874 as a result of the expiration of statutes of limitations and the completion of tax authorities' examinations.

The Company accrues interest related to unrecognized tax benefits in interest expense and recognizes penalties in other operating expense. During the years ended March 31, 2018, 2017 and 2016, the Company reduced its interest accruals with respect to unrecognized tax benefits by approximately $3, $139, and $4,441, respectively, as a result of favorable settlements, expiration of statutes of limitations and recalculations. At March 31, 2018, 2017 and 2016, Legg Mason had approximately $1,937, $2,155, and $1,900, respectively, accrued for interest and penalties on tax contingencies in the Consolidated Balance Sheets.

Legg Mason's prior year tax returns are subject to examination by taxing authorities in the U.S., the U.K., Brazil, and various other jurisdictions. The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal 2016 for U.S. federal; after fiscal 2016 for the U.K.; after calendar year 2008 for Brazil; after fiscal 2013 for the state of California; after fiscal 2008 for the state of New York; and after fiscal 2014 for the states of Connecticut and Maryland. The Company does not anticipate making any significant cash payments with the settlement of these audits in excess of amounts that have been reserved.

During the year ended March 31, 2017, Legg Mason implemented a restructure of its offshore holding company structure which resulted in the repatriation of approximately $11,600 of foreign earnings and resulted in a tax benefit of approximately $17,000.

The Tax Law imposed a one-time tax on foreign earnings that were unremitted at the time of enactment. Any previously recognized tax provision associated with these earnings was adjusted to reflect the impact of the Tax Law. Despite the Tax Law changes, except as noted below, Legg Mason's continuing intention is to permanently reinvest substantially all of the accumulated and future earnings of its foreign subsidiaries overseas. As of March 31, 2018, Legg Mason had available domestic cash and cash equivalents of approximately $88,000, and $374,500 of remaining undrawn capacity under our Credit Agreement to meet domestic liquidity needs, subject to compliance with applicable covenants. Legg Mason plans to utilize up to approximately $24,000 of foreign cash annually over the next several years to supplement these amounts and anticipates that approximately $12,000 of this amount will consist of debt service payments by foreign affiliates, with the remainder provided from distribution of forecasted future earnings. No further repatriation of foreign earnings is currently planned.  Accordingly, no additional U.S. federal income taxes or withholding taxes have been provided. However, if circumstances change, Legg Mason will provide for and pay any applicable additional U.S. taxes in connection with repatriation of offshore funds.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

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

As of March 31, 2018, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

2019	$130,615
2020	112,001
2021	98,682
2022	93,167
2023	85,434
Thereafter	113,296
Total(1)	$633,195
(1) Includes $550,574 in real estate and equipment leases and $82,621 in service and maintenance agreements.

The minimum rental commitments shown above have not been reduced by $112,507 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of March 31, 2018 and 2017, was $24,188 and $28,821, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, dependent on the commercial real estate market at such time.

The minimum rental commitments shown above also include $8,716 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $5,061 and $10,867 as of March 31, 2018 and 2017, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

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

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2016	$52,240
Accrued charges for vacated and subleased space (1) (2)	9,454
Payments, net	(16,531)
Adjustments and other	(5,475)
Balance as of March 31, 2017	39,688
Payments, net	(13,019)
Adjustments and other	2,580
Balance as of March 31, 2018	$29,249

(1)	Included in Occupancy expense in the Consolidated Statements of Income (Loss)

(2)	Includes $9,069 related to the restructuring of Permal for the combination with EnTrust for the year ended March 1, 2017. See Note 2 for additional information.

The following table reflects rental expense under all operating leases and servicing agreements:

	2018	2017	2016
Rental expense	$135,674	$139,781	$135,850
Less: Sublease income	18,733	21,010	21,154
Net rent expense	$116,941	$118,771	$114,696

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

As of March 31, 2018, Legg Mason had commitments to invest $44,846 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2030. Also, in connection with the acquisition of Clarion Partners, Legg Mason committed to provide $100,000 of seed capital to Clarion Partners products. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, of which $2,500 has been paid as of March 31, 2018.

As of March 31, 2018, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining contingent consideration and changes in the contingent consideration liability for each of Legg Mason's recent acquisitions. See Note 2 for additional details regarding each significant acquisition.

	RARE Infrastructure	Martin Currie	QS Investors	Other(2)	Total
Acquisition Date	October 21, 2015	October 1, 2014	May 30, 2014	Various
Maximum Remaining Contingent Consideration(1)	$81,465	$—	$23,400	$1,900	$106,765
Contingent Consideration Liability
Balance as of March 31, 2016	$27,145	$41,222	$13,749	$2,469	$84,585
Initial purchase accounting accrual	—	—	—	2,000	2,000
Payment	—	—	(6,587)	—	(6,587)
Fair value adjustments	(10,000)	(25,000)	(2,500)	(2,000)	(39,500)
Foreign exchange and accretion	299	(4,204)	179	38	(3,688)
Balance as of March 31, 2017	17,444	12,018	4,841	2,507	36,810
Initial purchase accounting accrual	—	—	—	1,900	1,900
Payment	—	—	—	(3,242)	(3,242)
Fair value adjustments	(17,413)	(13,355)	(1,300)	739	(31,329)
Foreign exchange and accretion	(31)	1,337	166	(4)	1,468
Balance as of March 31, 2018	$—	$—	$3,707	$1,900	$5,607
Balance Sheet Classification
Current Contingent consideration	$—	$—	$3,707	$—	$3,707
Non-current Contingent consideration	—	—	—	1,900	1,900
Balance as of March 31, 2018	$—	$—	$3,707	$1,900	$5,607

(1)	Using the applicable exchange rate as of March 31, 2018, for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to two small acquisitions completed in December 2017 and the acquisition of PK Investments on December 31, 2015.

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

In management's opinion, an adequate accrual has been made as of March 31, 2018, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which probable losses become apparent or a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

See Note 18, Subsequent Event, for discussion of a regulatory matter. For fiscal 2018, Legg Mason accrued an other current liability for a $67,000 operating charge for the related probable loss.

As of March 31, 2018 and 2017, Legg Mason's liability for losses and contingencies was $67,225 and $700, respectively. During fiscal 2018, 2017, and 2016, Legg Mason incurred charges relating to litigation and other proceedings of approximately $67,500, $1,100, and $250, respectively.

As further described in Note 2, Legg Mason may be obligated to settle noncontrolling interests related to certain affiliates. As of March 31, 2018, affiliate noncontrolling interests, excluding amounts related to management equity plans, aggregated $573,950. In addition, as of March 31, 2018, the estimated redemption value for units under affiliate management equity plans aggregated $89,428. See Notes 11 and 14 for additional information regarding affiliate management equity plans and noncontrolling interests, respectively.

9. EMPLOYEE BENEFITS

Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through these plans, Legg Mason can make two types of discretionary contributions. One is a profit sharing contribution to eligible plan participants based on a percentage of qualified compensation and the other is a match of employee 401(k) contributions. Matches range from 50% to 100% of employee 401(k) contributions, up to a maximum of the lesser of up to 6% of employee compensation or a specified amount up to the Internal Revenue Service limit. Corporate profit sharing and matching contributions, together with contributions made under subsidiary plans, totaled $38,278, $37,249, and $33,152 in fiscal 2018, 2017 and 2016, respectively. In addition, employees can make voluntary contributions under certain plans.

In connection with the acquisition of Martin Currie on October 1, 2014, Legg Mason assumed the obligations of Martin Currie's defined benefit pension plan, more fully discussed in Note 2.

10. CAPITAL STOCK

At March 31, 2018, the authorized numbers of common and preferred shares were 500,000 and 4,000, respectively. At March 31, 2018 and 2017, there were 8,854 and 4,111 shares of common stock, respectively, reserved for issuance under Legg Mason's equity plans.

In January 2015, Legg Mason's Board of Directors approved a share repurchase authorization for up to $1,000,000 for additional repurchases of Legg Mason common stock. As previously discussed, on December 22, 2017, Legg Mason purchased and retired 5,568 shares of Legg Mason common stock from Shanda for an aggregate purchase price of $225,490. Legg Mason's Board of Directors approved the purchase of these shares, utilizing the remaining $169,019 of Legg Mason common stock previously authorized for purchase under the January 2015 authorization and authorizing the purchase of an additional $56,471 of Legg Mason common stock to complete the transaction. As of March 31, 2018, further purchases of Legg Mason common stock have not been authorized.

In addition, during fiscal 2018, 2017, and 2016, Legg Mason purchased and retired 6,636, 11,697, and 4,537 shares of its common stock, respectively, for $253,649, $381,672, and $209,632, respectively, through open market purchases, and retired 348, 370, and 412 shares, respectively, of its common stock for $13,233, $12,139, and $21,637, respectively, under net share settlements of deferred compensation award vesting.

Changes in common stock for the years ended March 31, 2018, 2017 and 2016, respectively, are as follows:

	Years Ended March 31,
	2018	2017	2016
COMMON STOCK
Beginning balance	95,727	107,012	111,469
Shares issued for:
Stock option exercises	472	321	338
Deferred compensation employee stock trust	11	16	12
Stock-based compensation	948	445	142
Shares repurchased and retired	(12,204)	(11,697)	(4,537)
Employee tax withholding by settlement of net share transactions	(348)	(370)	(412)
Ending balance	84,606	95,727	107,012

Dividends declared per share were $1.12, $0.88 and $0.80 for fiscal 2018, 2017 and 2016, respectively. Dividends declared but not paid at March 31, 2018, 2017 and 2016, were $23,623, $21,153 and $22,038, respectively, and are included in Other current liabilities on the Consolidated Balance Sheets.

11.  STOCK-BASED COMPENSATION

See Note 1 regarding updated stock-based compensation accounting guidance effective April 1, 2017.

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market-based performance shares payable in common stock, restricted stock awards and units, affiliate management equity plans and deferred compensation payable in stock. Effective August 1, 2017, Legg Mason's stockholders approved a new equity incentive plan, under which a total of 6,500 shares, plus shares remaining under the prior plan, are available for issuance. Shares available for issuance under the equity incentive stock plan as of March 31, 2018, were 8,448. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to 10 years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense for the years ended March 31, 2018, 2017, and 2016, were as follows:

	Year Ended March 31,
	2018	2017	2016
Stock options	$7,478	$8,347	$9,403
Restricted stock and restricted stock units	54,348	52,049	52,670
Employee stock purchase plan	662	696	729
Affiliate management equity plans	3,103	26,566	26,184
Non-employee director awards	1,275	1,400	1,150
Performance share units	3,981	3,924	2,766
Employee stock trust	28	26	25
Total stock-based compensation expense	$70,875	$93,008	$92,927

Stock Options
Stock option transactions under Legg Mason's equity incentive plans during the years ended March 31, 2018 and 2017, are summarized below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31, 2015	4,432	$39.58
Granted	876	54.51
Exercised	(349)	28.35
Canceled/forfeited	(453)	88.06
Options outstanding at March 31, 2016	4,506	38.48
Granted	753	31.31
Exercised	(313)	27.66
Canceled/forfeited	(353)	37.13
Options outstanding at March 31, 2017	4,593	38.15
Granted	440	37.79
Exercised	(490)	30.09
Canceled/forfeited	(106)	47.42
Options outstanding at March 31, 2018	4,437	$38.78

The total intrinsic value of options exercised during the years ended March 31, 2018, 2017, and 2016, was $4,647, $2,289, and $5,811, respectively. At March 31, 2018, the aggregate intrinsic value of options outstanding was $24,536.

The following information summarizes Legg Mason's stock options outstanding at March 31, 2018:

Exercise Price Range	Option Shares Outstanding		Weighted-Average Exercise Price Per Share		Weighted-Average Remaining Life (in years)
$ 14.81 - $ 25.00	393		$23.72		2.13
25.01 - 35.00	1,648		31.96		4.43
35.01 - 55.18	2,396		$45.95		4.84
	4,437	—		—

At March 31, 2018, 2017, and 2016 options were exercisable for 2,867, 2,688, and 2,544 shares, respectively, with a weighted-average exercise price of $37.64, $35.04, and $32.22, respectively. Stock options exercisable at March 31, 2018, have a weighted average remaining contractual life of 3.6 years. At March 31, 2018, the aggregate intrinsic value of exercisable shares was $18,124.

The following summarizes Legg Mason's stock options exercisable at March 31, 2018:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share
$ 14.81 - $ 25.00	393	$23.72
25.01 - 35.00	1,098	32.29
35.01 - 55.18	1,376	$45.89
	2,867

The following information summarizes unvested stock options under Legg Mason's equity incentive plan for the year ended March 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Options unvested at March 31, 2017	1,905	$42.54
Granted	440	37.79
Vested	(737)	43.27
Canceled/forfeited	(38)	43.23
Options unvested at March 31, 2018	1,570	$40.87

For the years ended March 31, 2018, 2017, and 2016, income tax benefits related to stock options were $2,715, $3,178, and $3,730, respectively. Unamortized compensation cost related to unvested options for 1,570 shares at March 31, 2018, was $7,618, which is expected to be recognized over a weighted-average period of 1.3 years.

Cash received from exercises of stock options under Legg Mason's equity incentive plans was $14,072, $8,988, and $9,516, for the years ended March 31, 2018, 2017, and 2016, respectively. The tax benefit expected to be realized for the tax deductions from these option exercises totaled $1,408, $725, and $1,962, for the years ended March 31, 2018, 2017, and 2016, respectively.

The weighted-average fair value of service-based stock options granted during the years ended March 31, 2018, 2017, and 2016, using the Black-Scholes option pricing model was $8.41, $7.78, and $11.26 per share, respectively.

The following weighted-average assumptions were used in the model for grants in the years ended March 31, 2018, 2017, and 2016:

	Years Ended March 31,
	2018	2017	2016
Expected dividend yield	1.71%	1.45%	1.18%
Risk-free interest rate	1.92%	1.25%	1.44%
Expected volatility	26.91%	30.95%	24.37%
Expected life (in years)	5.09	5.02	4.97

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

Restricted Stock
Restricted stock and restricted stock unit transactions during the years ended March 31, 2018, 2017, and 2016, are summarized below:

	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31, 2015	3,050	$37.38
Granted	1,332	48.95
Vested	(1,261)	34.91
Canceled/forfeited	(63)	42.09
Unvested shares at March 31, 2016	3,058	43.34
Granted	1,658	31.26
Vested	(1,267)	39.15
Canceled/forfeited	(128)	42.39
Unvested shares at March 31, 2017	3,321	38.92
Granted	1,460	37.68
Vested	(1,410)	39.59
Canceled/forfeited	(72)	38.10
Unvested shares at March 31, 2018	3,299	$38.09

The restricted stock and restricted stock unit transactions reflected in the table above were non-cash transactions. For the years ended March 31, 2018, 2017, and 2016, Legg Mason recognized income tax benefits related to restricted stock and restricted stock unit awards of $20,972, $21,138, and $20,597, respectively. Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards for 3,299 shares at March 31, 2018, was $72,187 and is expected to be recognized over a weighted-average period of 1.6 years.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, as further discussed in Note 2, Legg Mason implemented a management equity plan for the management team of Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. The initial grant under the plan vested immediately and the related grant-date fair value of $15,200, determined by independent valuation, was recognized as Compensation and benefits expense in the Consolidated Statement of Income (Loss) and reflected in the Consolidated Balance Sheet as Redeemable noncontrolling interest during the three months ended June 30, 2016. Future grants under the plan will vest 20% annually over five years, and will result in the recognition of additional compensation expense over the related vesting period. Subject to various conditions, including the passage of time, vested plan units can be put to Legg Mason for settlement at fair value. Legg Mason can also call plan units, generally post employment, for settlement at fair value. As of March 31, 2018, the estimated aggregate redemption amount of units under the plan, as if they were currently redeemable, was $13,800.

Effective March 1, 2016, Legg Mason executed agreements with the management of its existing wholly-owned subsidiary, Royce, regarding employment arrangements with Royce management, revised revenue sharing, and the implementation of a management equity plan for Royce's key employees. Under the management equity plan, minority equity interests equivalent to a 19% interest in the Royce entity have been issued to its management team. These interests allow the holders to receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses. The plan permits additional grants under the plan of up to 3.3 percentage points of revenue. Future grants will vest immediately and, upon issuance, the related grant-date fair value of equity units will be recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) and reflected in the Consolidated Balance Sheets as Nonredeemable noncontrolling interest. As of March 31, 2018, the estimated aggregate redemption amount of units under the plan, as if they were currently redeemable, was $27,731.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the

ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $3,103, $3,285, and $3,271 for the years ended March 31, 2018, 2017, and 2016, respectively. This arrangement provides that one-half of the cost will be absorbed by the ClearBridge incentive pool. Once vested, plan units can be put to Legg Mason for settlement at fair value, beginning one year after the holder terminates their employment. Legg Mason can also call plan units, generally post employment, for settlement at fair value. Changes in control of Legg Mason or ClearBridge do not impact vesting, settlement or other provisions of the units. However, upon sale of substantially all ClearBridge assets, the vesting of the units would accelerate and participants would receive a fair value payment in respect of their interests under the plan. Future grants of additional plan units will dilute the participation of existing outstanding units in 15% of the future growth of the respective affiliates' enterprise value, if any, subsequent to the related future grant date, for which additional compensation expense would be incurred. Further, future grants will not entitle the plan participants, collectively, to more than an aggregate 15% of the future growth of the ClearBridge enterprise value. Upon vesting, the grant-date fair value of vested plan units will be reflected in the Consolidated Balance Sheets as Redeemable noncontrolling interests through an adjustment to additional paid-in capital. Thereafter, redeemable noncontrolling interests will continue to be adjusted to the ultimate maximum estimated redemption value over the expected term, through retained earnings adjustments. As of March 31, 2018, the estimated aggregate redemption amount of vested units under the ClearBridge plan, as if they were currently redeemable, was approximately $47,897.

On June 28, 2013, Legg Mason implemented a similar management equity plan with key employees of Permal. Independent valuation determined the aggregate cost of the awards to be approximately $9,000, which was being recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting period through December 2017. In April 2016, in conjunction with the Permal restructuring in preparation for the combination with EnTrust, the Permal management equity plan was liquidated with a payment of $7,150 to its participants, and the remaining $3,481 unamortized cost was expensed during the year ended March 31, 2017. Compensation expense related to the Permal affiliate management equity plan was $1,513 for the year ended March 31, 2016.

Other
Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4,500 total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 15% contribution towards purchases, which is recorded as Compensation and benefits in the Consolidated Statements of Income (Loss). During the years ended March 31, 2018, 2017, and 2016, approximately 128, 164, and 134 shares, respectively, have been purchased in the open market on behalf of participating employees.

Legg Mason also has an equity plan for non-employee directors. Under the current equity plan, directors may elect to receive shares of stock or restricted stock units. Shares and restricted stock units issuable under this equity plan are limited to 625 in aggregate, of which 460 and 427 shares were issued as of March 31, 2018 and 2017, respectively. As of March 31, 2018, 2017, and 2016, non-employee directors held 80, 66, and 53 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. During the years ended March 31, 2018, 2017, and 2016, non-employee directors were granted 12, 11, and 9, restricted stock units, respectively, and 19, 30, and 16, shares of common stock, respectively.

As discussed in Note 2, upon the acquisition of Clarion Partners in April 2016, Legg Mason granted certain key employees of Clarion Partners a total of 716 performance-based Legg Mason restricted share units, which are not included in the unvested shares of restricted stock and restricted stock units in the table above, with an aggregate fair value of $11,121, which was included in the purchase price. These restricted share units vest upon Clarion Partners achieving a certain level of EBITDA, as defined in the purchase agreement, within a designated period after the closing of the acquisition.

In May 2017 and 2016, Legg Mason granted certain executive officers a total of 111 and 182 performance share units, respectively, as part of their fiscal 2017 and fiscal 2016 incentive awards with an aggregate value of $3,503 and $3,528, respectively. The vesting of performance share units granted in May 2017 and 2016, and the number of shares payable at vesting are determined based on Legg Mason’s relative total stockholder return over a three-year period ending March 31, 2020 and 2019, respectively. The grant date fair value per unit for the May 2017 and 2016 performance share units of $31.42 and $19.36, respectively, was estimated as of the grant date using a Monte Carlo pricing model with the following assumptions:

	Years ended March 31, 2018
	2018	2017
Expected dividend yield	2.96%	2.87%
Risk-free interest rate	1.47%	0.89%
Expected volatility	27.73%	25.99%

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

Deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in an elective plan. The vesting in the plan is immediate and the plan provides for discounts of up to 10% on contributions and dividends. Since January 1, 2015, there are no additional contributions to the plan, with the remaining 241 shares reserved for future dividend distributions. During fiscal 2018, 2017, and 2016, Legg Mason issued 14, 17, and 12 shares, respectively, under the plan with a weighted-average fair value per share at the grant date of $37.63, $29.60, and $41.82, respectively. The undistributed shares issued under this plan are held in a rabbi trust. Assets of the rabbi trust are consolidated with those of the employer, and the value of the employer's stock held in the rabbi trust is classified in stockholders' equity and accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to the rabbi trust and the corresponding liability related to the deferred compensation plan are presented as components of stockholders' equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trust at March 31, 2018, 2017, and 2016, were 462, 540, and 583, respectively.

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

As discussed in Note10, during fiscal 2018, 2017, and 2016, Legg Mason purchased and retired 6,636, 11,697, and 4,537, shares of its common stock, respectively, through open market purchases, and during fiscal 2018, also purchased and retired 5,568 shares of its common stock from Shanda. In addition, during fiscal 2018, 2017, and 2016, Legg Mason retired 348, 370, and 412 shares of its common stock, under net share settlements of deferred compensation award vesting. The total retired shares reduced weighted-average shares outstanding by 6,050, 6,335 and 2,934 shares for the years ended March 31, 2018, 2017, and 2016, respectively.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.
The following table presents the computations of basic and diluted EPS:

	Years Ended March 31,
	2018	2017	2016
Basic weighted-average shares outstanding for EPS	90,734	100,580	107,406
Potential common shares:
Dilutive employee stock options	460	219	—
Diluted weighted-average shares outstanding for EPS	91,194	100,799	107,406

Net Income (Loss) Attributable to Legg Mason, Inc.	$285,075	$227,256	$(25,032)
Less: Earnings (distributed and undistributed) allocated to participating securities	10,128	7,384	2,288
Net Income (Loss) (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$274,947	$219,872	$(27,320)

Net Income (Loss) per share Attributable to Legg Mason, Inc. Shareholders
Basic	$3.03	$2.19	$(0.25)
Diluted	3.01	2.18	$(0.25)

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 3,327, 3,335, and 2,831 for the years ended March 31, 2018, 2017, and 2016, respectively.

The diluted EPS calculations for the years ended March 31, 2018, 2017, and 2016, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of convertible notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive. The warrants expired unexercised in July 2017.
Options to purchase 1,952 and 3,454 shares for the years ended March 31, 2018 and 2017, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive. The diluted EPS calculation for the year ended March 31, 2016, excludes 814 potential common shares that are antidilutive due to the net loss for the year.

Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met. Unvested restricted shares for the years ended March 31, 2018, 2017, and 2016, were antidilutive and, therefore, do not further impact diluted EPS.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes cumulative foreign currency translation adjustments and gains and losses on defined benefit pension plans. The change in the accumulated translation adjustments for fiscal 2018 and 2017, primarily resulted from the impact of changes in the British pound, the Singaporean dollar, the Brazilian real, and the Japanese Yen, in relation to the U.S. dollar on the net assets of Legg Mason's subsidiaries in the U.K., Singapore, Brazil, and Japan, for which the pound, the Singaporean dollar, the real, and the yen, are the functional currencies, respectively.
A summary of Legg Mason's accumulated other comprehensive loss as of March 31, 2018 and 2017, is as follows:

	2018	2017
Foreign currency translation adjustment	$(41,547)	$(90,103)
Changes in defined benefit pension plan	(13,635)	(16,681)
Total Accumulated other comprehensive loss	$(55,182)	$(106,784)

There were no significant amounts reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) for the years ended March 31, 2018, 2017, or 2016, except as follows. As further discussed in Note 2, for the year ended March 31, 2018, $492 of previously unrecognized losses on a defined benefit pension plan were reclassified to Compensation and benefits in the Consolidated Statements of Income (Loss). For the year ended March 31, 2017, $2,493 of cumulative foreign currency translation related to the sale of Legg Mason Poland and $2,718, net of income tax benefit of $1,708, realized on the settlement and termination of an interest rate swap, as further described in Note 6, were reclassified to Other non-operating income (expense) in the Consolidated Statements of Income (Loss). For the year ended March 31, 2016, $405, net of income tax provision of $233, realized on the termination of a reverse treasury rate lock contract, also further described in Note 6, was reclassified to Other non-operating income (expense) in the Consolidated Statements of Income (Loss).

14. NONCONTROLLING INTERESTS

Net income (loss) attributable to noncontrolling interests for the years ended March 31, included the following amounts:

	Years Ended March 31,
	2018	2017	2016
Net income (loss) attributable to redeemable noncontrolling interests	$42,872	$52,050	$(8,680)
Net income attributable to nonredeemable noncontrolling interests	8,403	7,397	802
Total	$51,275	$59,447	$(7,878)

Total redeemable and nonredeemable noncontrolling interests for the years ended March 31, 2018, 2017, and 2016 included the following amounts:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling Interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Value as of March 31, 2015	$36,549	$1,949	$7,022	$45,520	$—
Net income (loss) attributable to noncontrolling interests	(11,052)	2,372	—	(8,680)	802
Net subscriptions (redemptions)	68,639	(1,981)	—	66,658	—
Grants (settlements), net	—	—	(345)	(345)	21,400
Business acquisition	—	62,722	—	62,722	—
Foreign exchange	—	3,860	—	3,860	—
Vesting/change in estimated redemption value	—	—	6,050	6,050	—
Balance as of March 31, 2016	94,136	68,922	12,727	175,785	22,202
Net income attributable to noncontrolling interests	11,452	40,598	—	52,050	7,397
Net subscriptions (redemptions)(3)	(47,118)	2,531	—	(44,587)	—
Distributions	—	(29,461)	—	(29,461)	(6,401)
Grants (settlements), net	—	—	5,986	5,986	4,600
Business acquisition	—	508,817	—	508,817	—
Foreign exchange	—	(153)	—	(153)	—
Vesting/change in estimated redemption value	—	—	9,335	9,335	—
Balance as of March 31, 2017	58,470	591,254	28,048	677,772	27,798
Net income attributable to noncontrolling interests	6,656	36,216	—	42,872	8,403
Net subscriptions (redemptions) and other	59,921	(2,693)	—	57,228	—
Distributions	—	(53,388)	—	(53,388)	(8,470)
Foreign exchange	—	381	—	381	—
Vesting/change in estimated redemption value	—	2,180	5,250	7,430	—
Balance as of March 31, 2018	$125,047	$573,950	$33,298	$732,295	$27,731
(1) Principally related to VIE and seeded investment products.
(2) Related to Royce management equity plan.
(3) Includes the impact related to the adoption of updated consolidation accounting guidance further discussed in Note 1.

Redeemable noncontrolling interests by affiliate (exclusive of management equity plans) for the years ended March 31, 2018 and 2017, included the following amounts:

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2015	$—	$—	$—	$1,949	$1,949
Net income attributable to noncontrolling interests	—	—	1,859	513	2,372
Distributions	—	—	(1,286)	(695)	(1,981)
Business acquisition	—	—	62,722	—	62,722
Foreign exchange	—	—	3,860	—	3,860
Balance as of March 31, 2016	—	—	67,155	1,767	68,922
Net income attributable to noncontrolling interests	22,146	12,171	5,742	539	40,598
Subscriptions (redemptions), net	—	—	—	2,531	2,531
Distributions	(20,494)	(4,298)	(3,997)	(672)	(29,461)
Business acquisition	403,200	105,300	—	317	508,817
Foreign exchange	—	—	(153)	—	(153)
Balance as of March 31, 2017	404,852	113,173	68,747	4,482	591,254
Net income (loss) attributable to noncontrolling interests	19,709	13,172	3,474	(139)	36,216
Subscriptions (redemptions), net	—	—	—	(2,693)	(2,693)
Distributions	(37,677)	(11,253)	(4,317)	(141)	(53,388)
Foreign exchange	—	—	381	—	381
Change in estimated redemption value	—	2,180	—	—	2,180
Balance as of March 31, 2018	$386,884	$117,272	$68,285	$1,509	$573,950

15. DERIVATIVES AND HEDGING

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Australian dollar, Singapore dollar, Japanese yen, and euro. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded in the Consolidated Balance Sheets as of March 31, 2018 and 2017, were $4,904 and $2,718, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of March 31, 2018 and 2017, were $6,446 and $4,522, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments.

During the year ended March 31, 2018, Legg Mason entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored ETFs, which resulted in investments by each of the financial intermediaries in the respective ETF. Under the terms of each of the total return swap arrangements, Legg Mason receives the related investment gains and losses on the underlying shares of the ETF and pays a floating rate on the value of the underlying shares. Each of the total return swap arrangements allows either party to terminate all or part of the arrangement and provides for automatic termination upon occurrence of certain events. Each financial intermediary counterparty may hedge its total return swap position through an investment in the ETF and the financial intermediaries purchased interests in the respective Legg Mason ETF on the date of the transactions.

The terms of the total return swap arrangements, aggregate counterparty investment in the related ETF on the date of each transaction, and the aggregate notional amount as of March 31, 2018, are as follows:

Transaction Date	Expiration Date	Aggregate Counterparty Initial Investment in ETF	Floating Rate	Aggregate Notional Amount as of March 31, 2018
October 10, 2017	April 2018	$5,290	Three-month LIBOR plus 1.6%	$6,064
July 26, 2017	July 2018	23,096	Three-month LIBOR plus 1.6%	22,156
June 6, 2017	June 2018	20,253	Three-month LIBOR plus 1.35%	21,851
		$48,639		$50,071

As further discussed in Notes 1 and 17, the total return swap arrangements create variable interests in the underlying funds for Legg Mason, and it is deemed to be the primary beneficiary. Accordingly, Legg Mason consolidates these ETF products. In connection with these arrangements, Legg Mason executed futures contracts with notional amounts totaling $49,175 to partially hedge the gains and losses recognized on the total return swaps.

As further discussed in Note 6, in April 2016, Legg Mason executed a 4.67-year, amortizing interest rate swap, which was terminated in August 2016. Also, in April 2016, Legg Mason terminated another previously existing interest rate swap.

With the exception of the two interest rate swap contracts discussed in Note 6, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended March 31, 2018, 2017, or 2016. In addition to the total return swap arrangements and the related futures contracts discussed above, as of March 31, 2018, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $285,665, and open futures contracts relating to seed capital investments with aggregate notional amounts totaling $140,375. With the exception of the total return swap arrangements and related futures contracts, these amounts are representative of the level of non-hedge designation derivative activity throughout the years ended March 31, 2018 and 2017. As of March 31, 2018, the weighted-average remaining contract terms for currency forward contracts was four months and for futures contracts relating to seed capital investments was three months.

The following table presents the derivative assets and related offsets, if any, as of March 31, 2018:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$7,997	$(3,177)	$4,820	$—	$—	$4,820
Total return swaps	—	—	—	84	1,283	1,367
Total derivative instruments not designated as hedging instruments	$7,997	$(3,177)	$4,820	$84	$1,283	$6,187

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2018:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(532)	$223	$(309)	$—	$—	$(309)
Futures contracts relating to:
Seed capital investments	—	—	—	(2,875)	9,214	6,339
Total return swaps	—	—	—	(1,029)	3,201	2,172
Total futures contracts	—	—	—	(3,904)	12,415	8,511
Total return swaps	—	—	—	(2,233)	5,637	3,404
Total derivative instruments not designated as hedging instruments	$(532)	$223	$(309)	$(6,137)	$18,052	$11,606

The following table presents the derivative assets and related offsets, if any, as of March 31, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$3,470	$(928)	$2,542	$—	$—	$2,542
Futures contracts relating to seed capital investments	—	—	—	176	2,878	3,054
Total derivative instruments not designated as hedging instruments	$3,470	$(928)	$2,542	$176	$2,878	$5,596
The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2017:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2017

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(3,641)	$751	$(2,890)	$—	$—	$(2,890)
Futures contracts relating to seed capital investments	—	—	—	(1,632)	4,155	2,523
Total derivative instruments not designated as hedging instruments	$(3,641)	$751	$(2,890)	$(1,632)	$4,155	$(367)

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

		Years Ended March 31,
		2018		2017		2016
	Income Statement Classification	Gains	Losses	Gains	Losses	Gains	Losses

Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$13,880	$(6,774)	$14,524	$(13,098)	$7,887	$(19,547)
Seed capital investments	Other non-operating income (expense)	494	(2,459)	2,681	(2,443)	547	(1,611)
Other non-operating activities (1)	Other non-operating income (expense)	—	—	—	—	—	(4,493)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	222	(24,025)	2,103	(18,602)	11,270	(9,206)
Total return swaps	Other non-operating income (expense)	90	(8,721)	—	—	—	—
Total return swaps	Other non-operating income (expense)	2,247	(1,142)	—	—	—	—

Total gain (loss) from derivatives not designated as hedging instruments		16,933	(43,121)	19,308	(34,143)	19,704	(34,857)
Derivative designated as a fair value hedge (See Note 6)
Interest rate swap	Interest expense	—	—	—	—	5,710	—
Derivative designated as a cash flow hedge (See Note 6)
Interest rate swap (termination)	Other non-operating income (expense)	—	—	—	(3,662)	—	—
Interest rate swap	Interest expense	—	—	—	(764)	—	—
Total		$16,933	$(43,121)	$19,308	$(38,569)	$25,414	$(34,857)
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

The table below reflects our revenues and long-lived assets by geographic region as of March 31:

	2018	2017	2016
OPERATING REVENUES
United States	$2,381,155	$2,175,721	$1,868,076
United Kingdom	206,813	242,238	338,552
Other International	552,354	468,943	454,216
Total	$3,140,322	$2,886,902	$2,660,844
INTANGIBLE ASSETS, NET AND GOODWILL
United States	$4,384,716	$4,240,579	$3,134,267
United Kingdom	744,552	996,136	820,730
Other International	600,746	722,554	671,004
Total	$5,730,014	$5,959,269	$4,626,001

For the year ended March 31, 2018, operating revenues reported in the United Kingdom in the table above did not have exposure to any single non-U.S. currency in excess of 30% of the total U.K. operating revenues. In addition, as of March 31, 2018, the percentage of Legg Mason's long-term AUM currency exposure (AUM invested in securities that are denominated in the British pound or euro, as applicable) was less than 5% for each the British pound and euro. As of March 31, 2018, Legg Mason's long-term AUM country exposure (AUM invested in securities by entities domiciled in the United Kingdom or Eurozone, as applicable) was less than 5% for the U.K. and approximately 5% for the Eurozone.

17. VARIABLE INTEREST ENTITIES AND CONSOLIDATED INVESTMENT VEHICLES

In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated as CIVs. As presented in the table below, as of March 31, 2018, 2017, and 2016, Legg Mason concluded it was the primary beneficiary of certain VIEs because it held significant financial interests in the funds. In addition, during the year ended March 31, 2018, Legg Mason entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored ETFs. Under the terms of the total return swaps, Legg Mason absorbs all gains and losses on the underlying ETF investments of these financial intermediaries, and therefore has variable interests in each of the two ETFs, and is deemed to be the primary beneficiary of each ETF. Because it was determined to be the primary beneficiary of these VIEs, Legg Mason consolidated and designated the following funds as CIVs in the Consolidated Balance Sheets as of March 31, 2018, 2017, and 2016:

	March 31, 2018		March 31, 2017		March 31, 2016
	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)
Sponsored investment funds	2	$16,670	2	$16,424	1	$13,641
Foreign mutual funds	4	12,485	3	7,964	n/a (2)	—
Employee-owned funds	2	7,328	1	3,912	14 (3)	—
ETFs(4)	2	7,371	n/a	—	n/a	—
Total		$43,854		$28,300		$13,641
n/a - not applicable
(1) Represents Legg Mason's maximum risk of loss, excluding uncollected advisory fees.

(2)	Foreign mutual fund trusts were accounted for as VREs under consolidation guidance effective prior to April 1, 2016. See Note 1 for additional information.

(3)
The adoption of updated consolidation guidance resulted in the deconsolidation of 13 of these employee-owned funds as of April 1, 2016, as Legg Mason no longer had a variable interest in those 13 funds. See Note 1 for additional information.

(4)
Under the total return swap arrangements, Legg Mason receives the related investment gains and losses on investments in two of Legg Mason's ETFs with notional amounts totaling $50,071. See Note 15 for additional information regarding total return swaps.

The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

Legg Mason also consolidates certain VRE products with seed capital investments where Legg Mason maintains a controlling financial interest in the product.

See Notes 1 and 3 for additional information regarding VIEs, VREs, and the consolidation of investment products.

The following tables reflect the impact of CIVs and other consolidated sponsored investment products in the Consolidated Balance Sheets as of March 31, 2018 and 2017 and the Consolidated Statements of Income (Loss) for years ended March 31, 2018, 2017, and 2016:
Consolidating Balance Sheets

	March 31, 2018				March 31, 2017
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Current Assets	$1,808,918	$160,278	$(40,814)	$1,928,382	$1,749,959	$77,406	$(25,618)	$1,801,747
Non-current assets	6,217,935	9,257	(3,040)	6,224,152	6,481,376	9,987	(2,695)	6,488,668
Total Assets	$8,026,853	$169,535	$(43,854)	$8,152,534	$8,231,335	$87,393	$(28,313)	$8,290,415
Current Liabilities	$981,408	$634	$—	$982,042	$808,664	$736	$(13)	$809,387
Non-current liabilities	2,586,061	—	—	2,586,061	2,792,084	—	—	2,792,084
Total Liabilities	3,567,469	634	—	3,568,103	3,600,748	736	(13)	3,601,471
Redeemable Non-controlling interests	607,248	15,452	109,595	732,295	619,302	26,853	31,617	677,772
Total Stockholders’ Equity	3,852,136	153,449	(153,449)	3,852,136	4,011,285	59,804	(59,917)	4,011,172
Total Liabilities and Equity	$8,026,853	$169,535	$(43,854)	$8,152,534	$8,231,335	$87,393	$(28,313)	$8,290,415

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Consolidating Statements of Income (Loss)

$51,439

	Year Ended March 31, 2018
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$3,140,900	$—	$(578)	$3,140,322
Total Operating Expenses	2,816,022	927	(628)	2,816,321
Operating Income (Loss)	324,878	(927)	50	324,001
Total Non-Operating Income (Expense)	(97,694)	10,046	(2,513)	(90,161)
Income Before Income Tax Benefit	227,184	9,119	(2,463)	233,840
Income tax benefit	(102,510)	—	—	(102,510)
Net Income	329,694	9,119	(2,463)	336,350
Less: Net income attributable to noncontrolling interests	44,619	265	6,391	51,275
Net Income Attributable to Legg Mason, Inc.	$285,075	$8,854	$(8,854)	$285,075

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

	Year Ended March 31, 2017
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$2,887,431	$—	$(529)	$2,886,902
Total Operating Expenses	2,464,369	816	(526)	2,464,659
Operating Income (Loss)	423,062	(816)	(3)	422,243
Total Non-Operating Income (Expense)	(63,636)	15,602	(3,331)	(51,365)
Income Before Income Tax Provision	359,426	14,786	(3,334)	370,878
Income tax provision	84,175	—	—	84,175
Net Income	275,251	14,786	(3,334)	286,703
Less: Net income attributable to noncontrolling interests	47,995	2,274	9,178	59,447
Net Income Attributable to Legg Mason, Inc.	$227,256	$12,512	$(12,512)	$227,256

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

	Year Ended March 31, 2016
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$2,661,162	$—	$(318)	$2,660,844
Total Operating Expenses	2,609,870	466	(323)	2,610,013
Operating Income (Loss)	51,292	(466)	5	50,831
Total Non-Operating Expense	(65,458)	(12,757)	2,166	(76,049)
Loss Before Income Tax Provision	(14,166)	(13,223)	2,171	(25,218)
Income tax provision	7,692	—	—	7,692
Net Loss	(21,858)	(13,223)	2,171	(32,910)
Less: Net income (loss) attributable to noncontrolling interests	3,174	—	(11,052)	(7,878)
Net Loss Attributable to Legg Mason, Inc.	$(25,032)	$(13,223)	$13,223	$(25,032)

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Non-Operating Income (Expense) includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

As of March 31, 2018 and 2017, financial assets of CIVs carried at fair value totaling $128,397 and $33,991, respectively, were valued using Level 1 inputs, and totaling $20,692 and $24,734, respectively, were valued using NAV as a practical expedient. Legg Mason had no financial liabilities of CIVs carried at fair value as of March 31, 2018 or 2017.

There were no transfers between Level 1 and Level 2 during either of the years ended March 31, 2018 and 2017.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of March 31, 2018 and 2017, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of March 31, 2018
Category of Investment	Investment Strategy	March 31, 2018		March 31, 2017	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$20,692	(1)	$24,734	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 6% daily redemption; 8% monthly redemption; 50% quarterly redemption; and 36% are subject to three to five-year lock-up or side pocket provisions.

As of March 31, 2018 and 2017, for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of March 31, 2018		As of March 31, 2017
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
Real Estate Investment Trusts	$12,419	$14,332	$11,660	$15,763
Other investment funds	12,640	33,258	47,063	73,710
Total	$25,059	$47,590	$58,723	$89,473

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $31,809,837 and $26,735,285 as of March 31, 2018 and 2017, respectively.

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

18. SUBSEQUENT EVENT

Legg Mason expects that it will shortly complete negotiations with both the U.S. Department of Justice (“DOJ”) and the SEC staff to resolve a Foreign Corrupt Practices Act investigation concerning the activities of its former Permal business in connection with managing assets of Libyan governmental entities in structures established by a third-party financial institution.  Those investments were made in calendar years 2005 to 2007 and all were terminated no later than 2012.  The matter does not relate to any current business activities or client relationships of Legg Mason or any of its affiliates and has focused on the actions of former employees of Permal who left that firm four or more years ago.  Based on discussions to date, Legg Mason believes that any resolution of this matter will not result in restrictions on its ongoing business activities or that of its affiliates.  Legg Mason has accrued a $67,000 charge to earnings for this matter in the year ended March 31, 2018, representing Legg Mason’s current estimated liability for the settlement of the matter. This accrual is based in part on the net revenues of approximately $31,000 earned by its former Permal business from managing assets of Libyan governmental entities. Any such resolution, including the actual amount of the payments required to ultimately settle this matter, which are uncertain and may be higher than the amounts Legg Mason has currently accrued, are subject to the final review and approval of the DOJ, the SEC Commissioners and Legg Mason’s Board of Directors.

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts or unless otherwise noted)
(Unaudited)

	Quarter Ended
Fiscal 2018(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$785,052	$793,090	$768,338	$793,842
Operating Expenses, excluding Impairment Charges	685,342	625,423	623,919	652,637
Impairment Charges	—	195,000	—	34,000
Operating Income (Loss)	99,710	(27,333)	144,419	107,205
Non-Operating Income (Expense)	(43,109)	(13,517)	(18,122)	(15,413)
Income (Loss) before Income Tax Provision (Benefit)	56,601	(40,850)	126,297	91,792
Income tax provision (benefit)	39,958	(209,396)	38,673	28,255
Net Income	16,643	168,546	87,624	63,537
Less: Net income attributable to noncontrolling interests	7,374	19,324	11,960	12,617
Net Income Attributable to Legg Mason, Inc.	$9,269	$149,222	$75,664	$50,920

Net Income per share Attributable to Legg Mason, Inc. Shareholders:
Basic	$0.10	$1.59	$0.78	$0.52
Diluted	0.10	1.58	0.78	0.52
Cash dividend declared per share	0.28	0.28	0.28	0.28
Stock price range:
High	$47.13	$42.43	$42.08	$40.82
Low	37.05	37.15	36.24	35.34
Assets Under Management (in millions):
End of period	$754,131	$767,241	$754,419	$741,243
Average	766,896	759,954	750,327	740,212

(1)	Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

As of May 25, 2018, the closing price of Legg Mason's common stock was $38.77

	Quarter Ended
Fiscal 2017(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$723,126	$715,241	$748,370	$700,165
Operating Expenses, excluding Impairment Charges	613,237	569,075	620,737	626,610
Impairment Charges	—	35,000	—	—
Operating Income	109,889	111,166	127,633	73,555
Non-Operating Income (Expense)	(7,064)	(20,198)	(11,199)	(12,904)
Income before Income Tax Provision	102,825	90,968	116,434	60,651
Income tax provision	12,521	26,441	29,902	15,311
Net Income	90,304	64,527	86,532	45,340
Less: Net income attributable to noncontrolling interests	14,380	13,088	20,091	11,888
Net Income Attributable to Legg Mason, Inc.	$75,924	$51,439	$66,441	$33,452

Net Income per share Attributable to Legg Mason, Inc. Shareholders:
Basic	$0.76	$0.50	$0.63	$0.31
Diluted	0.76	0.50	0.63	0.31
Cash dividend declared per share	0.22	0.22	0.22	0.22
Stock price range:
High	$38.99	$34.35	$35.09	$35.83
Low	30.22	28.10	27.62	27.54
Assets Under Management (in millions):
End of period	$728,406	$710,387	$732,900	$741,853
Average	718,889	716,740	742,134	709,098

(1)	Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.

As of March 31, 2018, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurance basis. There have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information about our Directors required by this item will be contained under the caption “Election of Directors” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of This Report for information regarding certain of our executive officers. The process by which our stockholders may recommend nominees to our Board of Directors and any material changes to that process will be discussed in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the caption “Corporate Governance - Director Nomination Process.” That information is incorporated herein by reference to the proxy statement.

Our Board of Directors has an Audit Committee, a Compensation Committee, a Finance Committee, a Nominating & Corporate Governance Committee and a Risk Committee. Information about our Board of Directors' determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained under the caption “Election of Directors - Committees of the Board-Board Meetings - Audit Committee” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in the proxy statement under the heading “Election of Directors - Committees of the Board - Board Meetings - Audit Committee” and is also incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be contained under the captions “Election of Directors - Compensation of Directors,” "Election of Directors - Relationship of Compensation and Risk," “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” and “Compensation Committee Report” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information about security ownership of management, directors, and certain beneficial owners required by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of March 31, 2018.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	9,217,974	(1)	$38.79	(2)	10,818,801	(3)(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	9,217,974		$38.79		10,818,801	(3)(4)

(1)
Includes 462,412 shares of Legg Mason Common Stock (“Common Stock”) that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock. Also includes 80,407 restricted stock units granted to non-employee directors as equity compensation that are converted into shares of Common Stock on a one-for-one basis upon distribution.

(2)
Weighted-average exercise price does not include phantom stock units or restricted stock units that will be converted into Common Stock on a one-for-one basis upon distribution at no additional cost, and were granted as described in footnote (1).

(3)
In addition, 240,574 shares of Common Stock may be issued under the Legg Mason & Co, LLC Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).

(4)
8,447,864 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 164,807 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as grants of stock or restricted stock units. 2,206,130 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained under the captions “Compensation Committee Interlocks and Insider Participation” and Certain Relationships and Related Transactions,” “Corporate Governance - Policies and Procedures Regarding Related Party Transactions” and “Corporate Governance - Independent Directors” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be contained under the caption “Proposed Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of the report:

1.	The following consolidated financial statements are included in Item 8 of this Report:
All schedules to the consolidated financial statements for which provision is made in the accounting regulations of the SEC are not applicable or are not required and therefore have been omitted.

3.	Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	Legg Mason, Inc. Amended and Restated Bylaws (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on February 21, 2018)
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

4.4
Form of Indenture for Senior Securities between Legg Mason, Inc., as Issuer and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4(a) to Legg Mason’s Registration Statement (Registration No. 333-193321) on Form S-3 dated January 13, 2014)

4.5
First Supplemental Indenture, dated as of January 22, 2014, between Legg Mason, Inc., and The Bank of New York Mellon, as trustee (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on January 22, 2014 )

4.6	Form of 5.625% Senior Note due 2044 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on January 22, 2014 )
4.7
Second Supplemental Indenture, dated as of June 26, 2014, between Legg Mason, Inc., and The Bank of New York Mellon, as trustee (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 26, 2014 )

4.8
Third Supplemental Indenture, dated as of June 26, 2014, between Legg Mason, Inc., and The Bank of New York Mellon, as trustee (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 26, 2014 )

4.9	Form of 2.700% Senior Note due 2019 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 26, 2014 )
4.10	Form of 3.950% Senior Note due 2024 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 26, 2014 )

4.11	Form of 5.625% Senior Note due 2044 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 26, 2014 )
4.12
Base Indenture for Senior Notes between Legg Mason, Inc., as Issuer, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-209616) on Form S-3ASR, dated February 19, 2016)

4.13
Fourth Supplemental Indenture, dated as of March 22, 2016, between Legg Mason, Inc., as Issuer, and The Bank New York Mellon, as Trustee (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on March 22, 2016 )

4.14	Form of 4.750% Senior Note due 2026 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on March 22, 2016 )
4.15
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

4.17	Form of 6.375% Junior Subordinated Note due 2056 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on March 14, 2016 )
4.18
Second Supplemental Indenture, dated as of August 8, 2016, between Legg Mason, Inc., as Issuer, and The Bank New York Mellon, as Trustee (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on August 8, 2016 )

4.19	Form of 5.45% Junior Subordinated Note due 2056 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on August 8, 2016 )
10.1	Legg Mason, Inc. Non-Employee Director Equity Plan, as amended (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008)*
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

10.4	Legg Mason, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2017 Annual Meeting of Stockholders)*
10.5	Legg Mason & Co., LLC Deferred Compensation/Phantom Stock Plan, as amended (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2009)*
10.6	Legg Mason, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2014 Annual Meeting of Stockholders)*
10.7	Legg Mason, Inc. 1996 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2011 Annual Meeting of Stockholders)*
10.8
Form of Non-Qualified Stock Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2015)*

10.9
Non-Qualified Stock Option Agreement dated as of May 2, 2013 between Legg Mason, Inc. and Joseph A. Sullivan (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 2, 2013)*

10.10	Form of Restricted Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2011) *
10.11	Form of Restricted Stock Unit Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (Incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2016)*
10.12
Form of Restricted Stock Unit Agreement for Non-U.S. Resident Executive under the Legg Mason, Inc. 1996 Equity Incentive Plan, (Incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2016)*

10.13
Form of Long-Term Incentive Plan award document under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2016)*

10.14
Form of Restricted Stock Unit Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.15
Form of Restricted Stock Unit Agreement for Non-U.S. Resident Executive under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.16	Form of Performance Share Unit Award Agreement (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*
10.17	Form of Restricted Stock Unit Agreement under the Legg Mason, Inc. 2017 Equity Incentive Plan, filed herewith *
10.18	Form of Restricted Stock Unit Agreement for Non-U.S. Resident Executive under the Legg Mason, Inc. 2017 Equity Incentive Plan, filed herewith *
10.19	Form of Performance Share Unit Award Agreement, filed herewith *
10.20	Lease Agreement, dated August 16, 2006, between Legg Mason and FC Eighth Ave., LLC (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.21
Credit Agreement, dated as of June 27, 2012, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; The Bank of New York Mellon and State Street Bank and Trust Company, as Joint Documentation Agents; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 28, 2012)

10.22
Incremental Revolving Facility Agreement, dated as of January 31, 2014, among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on February 4, 2014)

10.23	Agreement dated December 16, 2013 between Legg Mason & Co., LLC and Thomas K. Hoops (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013)*
10.24
Legg Mason, Inc. Deferred Compensation Fund Plan, amended and restated effective September 1, 2014 (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)*

10.25
Form of Performance Share Unit Award Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (Incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2016)*

10.26
Form of director's service agreement dated April 1, 2013 between Legg Mason & Co (UK) Limited and Terence Johnson, (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2013)*

10.27
Form of director's service agreement dated April 1, 2015 between Legg Mason & Co (UK) Limited and Ursula Schliessler (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2015)*

10.28
Credit Agreement, dated as of December 29, 2015, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on December 31, 2015)

10.29
First Amendment, dated as of March 31, 2016, to the Credit Agreement, dated as of December 29, 2015, by and among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on April 1, 2016)

10.30
Second Amendment, dated as of September 7, 2016, to the Credit Agreement, dated as of December 29, 2015 (as amended by the First Amendment to the Credit Agreement, dated as of March 31, 2016), by and among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on September 7, 2016)

10.31
Third Amendment, dated as of March 31, 2017, to the Credit Agreement, dated as of December 29, 2015 (as amended by the First Amendment to the Credit Agreement, dated as of March 31, 2016, and the Second Amendment to the Credit Agreement, dated as of September 7, 2016), by and among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on March 31, 2017)

10.32
Transaction Agreement, dated as of January 22, 2016, by and among EnTrustPermal Group Holdings LLC, a Delaware limited liability company, EP Partners Holdings LLC, a Delaware limited liability company, GH Onshore GP LLC, a Delaware limited liability company, and GH EP Holdings LLC, a Delaware limited liability company and EnTrustPermal LLC, a Delaware limited liability company, and solely for certain purposes specified therein,  Gregg S. Hymowitz and Legg Mason, Inc. (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q filed on February 9, 2016)

10.33
Share Repurchase Agreement dated December 22, 2017 by and between Legg Mason, Inc. and Shanda Asset Management Investment Limited (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on December 22, 2017)

10.34
Investor Rights and Standstill Agreement dated December 19, 2016 between Legg Mason, Inc. and Shanda Asset Management Investment Limited (incorporated by reference to Legg Mason's Current Report on Form 8- K filed on December 19, 2016)

10.35
First Amendment to Investor Rights and Standstill Agreement dated January 31, 2017 between Legg Mason, Inc. and Shanda Asset Management Investment Limited (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on January 31, 2017)

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
101
Financial statements from the annual report on Form 10-K of Legg Mason, Inc. for the year ended March 31, 2018, filed on May 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

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
Date: May 30, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph A. Sullivan	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 30, 2018
Joseph A. Sullivan

/s/ Peter H. Nachtwey	Chief Financial Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)	May 30, 2018
Peter H. Nachtwey

/s/ Robert Angelica	Director	May 30, 2018
Robert E. Angelica

/s/ Carol A. Davidson	Director	May 30, 2018
Carol A. Davidson

/s/ Barry W. Huff	Director	May 30, 2018
Barry W. Huff

/s/ Michelle Goldberg	Director	May 30, 2018
Michelle Goldberg

/s/ John V. Murphy	Director	May 30, 2018
John V. Murphy

/s/ Alison Quirk	Director	May 30, 2018
Alison Quirk

/s/ W. Allen Reed	Director	May 30, 2018
W. Allen Reed

/s/ Margaret Milner Richardson	Director	May 30, 2018
Margaret Milner Richardson

/s/ Kurt L. Schmoke	Director	May 30, 2018
Kurt L. Schmoke