Form 10-Q
period 2018-06-30
LEGG MASON, INC.
filed 2018-08-06
CIK 704051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
85,451,070 shares of common stock as of the close of business on August 2, 2018.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$590,530	$736,130
Cash and cash equivalents of consolidated investment vehicles	3,466	2,800
Restricted cash	19,004	30,428
Receivables:
Investment advisory and related fees	435,620	475,594
Other	55,827	77,024
Investment securities	392,296	399,370
Investment securities of consolidated investment vehicles	164,468	140,133
Other	74,958	65,010
Other current assets of consolidated investment vehicles	2,609	1,893
Total Current Assets	1,738,778	1,928,382
Fixed assets, net	154,315	148,406
Intangible assets, net	3,777,315	3,797,659
Goodwill	1,901,926	1,932,355
Deferred income taxes	199,431	202,068
Other	145,063	134,407
Other assets of consolidated investment vehicles	9,413	9,257
TOTAL ASSETS	$7,926,241	$8,152,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$260,089	$476,061
Accounts payable and accrued expenses	191,901	175,583
Short-term borrowings	125,500	125,500
Contingent consideration	4,174	3,707
Other	138,019	200,557
Other current liabilities of consolidated investment vehicles	629	634
Total Current Liabilities	720,312	982,042
Deferred compensation	101,258	92,422
Deferred income taxes	155,990	139,787
Contingent consideration	1,900	1,900
Other	121,572	130,142
Long-term debt, net	2,221,796	2,221,810
TOTAL LIABILITIES	3,322,828	3,568,103
Commitments and Contingencies (Note 7)
REDEEMABLE NONCONTROLLING INTERESTS	747,697	732,295
STOCKHOLDERS' EQUITY
Common stock, par value $.10; authorized 500,000,000 shares; issued 85,440,021 shares for June 2018 and 84,606,408 shares for March 2018	8,544	8,461
Additional paid-in capital	1,984,634	1,976,364
Employee stock trust	(21,952)	(21,996)
Deferred compensation employee stock trust	21,952	21,996
Retained earnings	1,941,988	1,894,762
Accumulated other comprehensive loss, net	(107,662)	(55,182)
Total stockholders' equity attributable to Legg Mason, Inc.	3,827,504	3,824,405
Nonredeemable noncontrolling interest	28,212	27,731
TOTAL STOCKHOLDERS' EQUITY	3,855,716	3,852,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,926,241	$8,152,534
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$259,895	$250,046
Funds	383,564	382,228
Performance fees	24,036	81,537
Distribution and service fees	79,190	78,906
Other	1,220	1,125
Total Operating Revenues	747,905	793,842
OPERATING EXPENSES
Compensation and benefits	361,568	413,307
Distribution and servicing	116,592	122,349
Communications and technology	56,740	50,303
Occupancy	24,904	24,408
Amortization of intangible assets	6,180	6,339
Impairment of intangible assets	—	34,000
Contingent consideration fair value adjustments	426	(16,550)
Other	55,819	52,481
Total Operating Expenses	622,229	686,637
OPERATING INCOME	125,676	107,205
NON-OPERATING INCOME (EXPENSE)
Interest income	2,446	1,468
Interest expense	(29,917)	(29,266)
Other income, net	7,252	11,388
Non-operating income of consolidated investment vehicles, net	3,583	997
Total Non-Operating Income (Expense)	(16,636)	(15,413)
INCOME BEFORE INCOME TAX PROVISION	109,040	91,792
Income tax provision	30,675	28,255
NET INCOME	78,365	63,537
Less: Net income attributable to noncontrolling interests	12,275	12,617
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$66,090	$50,920

NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. SHAREHOLDERS:
Basic	$0.75	$0.52
Diluted	0.75	0.52

DIVIDENDS DECLARED PER SHARE	$0.34	$0.28
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
NET INCOME	$78,365	$63,537
Other comprehensive income (loss):
Foreign currency translation adjustment	(53,362)	10,671
Changes in defined benefit pension plan	882	119
Total other comprehensive income (loss)	(52,480)	10,790
COMPREHENSIVE INCOME	25,885	74,327
Less: Comprehensive income attributable to noncontrolling interests	14,884	12,284
COMPREHENSIVE INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$11,001	$62,043
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$8,461	$9,573
Stock options exercised	15	26
Deferred compensation employee stock trust	—	1
Stock-based compensation	107	83
Employee tax withholdings by settlement of net share transactions	(39)	(34)
Shares repurchased and retired	—	(237)
Ending balance	8,544	9,412
ADDITIONAL PAID-IN CAPITAL
Beginning balance	1,976,364	2,385,726
Stock options exercised	4,801	7,380
Deferred compensation employee stock trust	136	125
Stock-based compensation	18,701	20,710
Employee tax withholdings by settlement of net share transactions	(15,368)	(12,777)
Shares repurchased and retired	—	(89,412)
Ending balance	1,984,634	2,311,752
EMPLOYEE STOCK TRUST
Beginning balance	(21,996)	(24,057)
Shares issued to plans	(136)	(126)
Distributions and forfeitures	180	61
Ending balance	(21,952)	(24,122)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	21,996	24,057
Shares issued to plans	136	126
Distributions and forfeitures	(180)	(61)
Ending balance	21,952	24,122
RETAINED EARNINGS
Beginning balance	1,894,762	1,694,859
Net Income (Loss) Attributable to Legg Mason, Inc.	66,090	50,920
Dividends declared	(29,858)	(27,352)
Reclassification to noncontrolling interest for net increase in estimated redemption value of affiliate management equity plans and affiliate noncontrolling interests	(1,269)	(1,392)
Adoption of new revenue recognition guidance	12,263	—
Adoption of new stock-based compensation guidance	—	24,327
Ending balance	1,941,988	1,741,362
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(55,182)	(106,784)
Changes in defined benefit pension plan	882	119
Foreign currency translation adjustment	(53,362)	10,671
Ending balance	(107,662)	(95,994)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,827,504	3,966,532
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	27,731	27,798
Net income attributable to noncontrolling interests	2,214	2,261
Distributions	(1,733)	(1,818)
Ending balance	28,212	28,241
TOTAL STOCKHOLDERS’ EQUITY	$3,855,716	$3,994,773
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$78,365	$63,537
Adjustments to reconcile Net Income to net cash provided by operations:
Impairments of intangible assets	—	34,000
Depreciation and amortization	17,547	18,473
Accretion and amortization of securities discounts and premiums, net	561	936
Stock-based compensation	19,085	21,068
Net unrealized (gains) losses on investments	(350)	(5,496)
Net (gains) losses and earnings on investments	(6,792)	(5,546)
Net (gains) losses of consolidated investment vehicles	(3,583)	(997)
Deferred income taxes	21,796	22,183
Contingent consideration fair value adjustments	426	(16,550)
Other	371	(76)
Decrease (increase) in assets:
Investment advisory and related fees receivable	36,589	(46,340)
Net sales (purchases) of trading and other investments	(4,385)	39,438
Other receivables	(4,473)	(9,778)
Other assets	(12,562)	(1,330)
Assets of consolidated investment vehicles	(14,575)	(32,775)
Increase (decrease) in liabilities:
Accrued compensation	(213,181)	(201,486)
Deferred compensation	8,837	15,718
Accounts payable and accrued expenses	18,166	12,378
Other liabilities	(44,007)	(23,855)
Other liabilities of consolidated investment vehicles	(5)	1,014
CASH USED IN OPERATING ACTIVITIES	$(102,170)	$(115,484)

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(17,990)	$(8,371)
Contingent payment from prior sale of businesses	—	2,561
Returns of capital and proceeds from sales and maturities of investments	3,679	2,132
CASH USED IN INVESTING ACTIVITIES	(14,311)	(3,678)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(24,572)	(21,153)
Distributions to affiliate noncontrolling interests	(13,183)	(17,731)
Net subscriptions (redemptions) attributable to noncontrolling interests	18,132	10,266
Employee tax withholdings by settlement of net share transactions	(15,407)	(12,811)
Issuances of common stock for stock-based compensation	4,952	7,532
Repurchases of common stock	—	(89,649)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(30,078)	(123,546)
EFFECT OF EXCHANGE RATES	(10,062)	(412)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(156,621)	(243,120)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
BEGINNING OF PERIOD	773,765	754,339
END OF PERIOD	$617,144	$511,219
Supplemental Disclosures
Cash paid for:
Income taxes, net of refunds of $1,903 in 2017	$13,269	$8,132
Interest	$12,135	$11,094

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$590,530	$491,301
Restricted cash	19,004	15,152
Cash and cash equivalents of consolidated investment vehicles	3,466	679
Affiliate employee benefit trust cash included in Other non-current assets	4,144	4,087
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$617,144	$511,219
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
June 30, 2018
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

The nature of Legg Mason's business is such that the results of any interim period are not necessarily indicative of the results of a full year. Certain disclosures included in the Company's annual report are not required to be included on an interim basis in the Company's quarterly reports on Form 10-Q. The Company has condensed or omitted these disclosures. Certain amounts in prior period financial statements have been reclassified to conform to new guidance and the current period presentation, including the classification and presentation of restricted cash and certain distributions received from equity method investees in the Consolidated Statements of Cash Flows, as discussed below.

The information contained in the interim consolidated financial statements should be read in conjunction with Legg Mason's latest Annual Report on Form 10-K filed with the SEC.

2. Significant Accounting Policies

Consolidation
In the normal course of its business, Legg Mason sponsors and manages various types of investment products. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinated management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make, and any earned but uncollected management fees, except those for which total return swap arrangements have been executed, for which additional risks are discussed below. Legg Mason did not sell or transfer investment assets to any of these investment products. In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated and reported as consolidated investment vehicles ("CIVs"). The consolidation of sponsored investment products, including those designated as CIVs, has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results. The change in the value of all consolidated sponsored investment products is recorded in Non-Operating Income (Expense) and reflected in Net income (loss) attributable to noncontrolling interests. The financial information of certain consolidated sponsored investment products is included in the Company's Consolidated Financial Statements on a three-month lag based upon the availability of the investment product's financial information.

Certain of the investment products Legg Mason sponsors and manages are considered to be variable interest entities ("VIEs") (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Legg Mason may fund the initial cash investment in certain VRE investment products to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed in Note 3, the products with “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. As of June 30, 2018, March 31, 2018, and June 30, 2017, no consolidated VREs were designated as CIVs.

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

As of June 30, 2018, March 31, 2018 and June 30, 2017, Legg Mason concluded it was the primary beneficiary of certain VIEs, which were consolidated and designated as CIVs, because it held significant financial interests in the funds. In addition, Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored exchange traded funds ("ETFs"). Under the terms of the total return swaps, Legg Mason absorbs all gains and losses on the underlying ETF investments of these financial intermediaries, and therefore has variable interests in each of the two related funds and is deemed to be the primary beneficiary. As of June 30, 2018 and March 31, 2018, Legg Mason consolidated each of the two ETFs, which were designated as CIVs. As of June 30, 2017, Legg Mason consolidated only one of the ETFs, which was designated as a CIVs, as the total return swaps related to the second ETF had not yet been executed.

Revenue Recognition
Effective April 1, 2018, Legg Mason adopted updated accounting guidance on revenue recognition which provides a single, comprehensive revenue recognition model for all contracts with customers, improves comparability and removes inconsistencies in revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The adoption of the updated guidance did not result in significant changes to Legg Mason’s prior revenue recognition practices, except for the timing of the recognition of certain performance and incentive fees, the capitalization and amortization of certain sales commissions for separate accounts, and the net presentation of certain fund expense reimbursements which were previously presented on a gross basis. Each of these changes to Legg Mason’s previous revenue recognition practices is further discussed below.
Legg Mason adopted the updated guidance on a modified retrospective basis for any contracts that were not complete as of April 1, 2018, and recognized the cumulative effect of initially applying the updated guidance for certain sales commissions as an adjustment to the opening balance of retained earnings totaling $12,263. There was no cumulative effect for performance and incentive fees or fund expense reimbursement accounting. The comparative information for prior periods has not been restated and continues to be reported under the prior accounting guidance in effect for those periods. A summary of the cumulative-effect changes to Legg Mason’s Consolidated Balance Sheet as of April 1, 2018 is included below.
Legg Mason primarily earns revenues by providing investment management services and distribution and shareholder services for its customers, which are generally investment funds or the underlying investors in separately managed accounts. As further discussed below, revenues are calculated based on the value of the investments under management and are recognized when obligations under the terms of contracts with customers are satisfied, which is generally over time as the services are rendered.

Investment Advisory Fees
Legg Mason earns investment advisory fees on assets in separately managed accounts, investment funds, and other products managed for Legg Mason's clients. Generally, investment management services are a single performance obligation, as they include a series of distinct services that are substantially the same and are transferred to the customer over time using the same time-based measure of progress. Investment management services are satisfied over time as the customer simultaneously receives and consumes the benefits as the advisory services are performed.

Legg Mason has responsibility for the valuation of AUM, substantially all of which is based on observable market data from independent pricing services, fund accounting agents, custodians or brokers.

Separate Account and Funds Advisory Fees
Separate account and funds advisory fees are variable consideration which is primarily based on predetermined percentages of the daily, monthly or quarterly average market value of the assets under management ("AUM"), as defined in the investment management agreements. The average market value of AUM is subject to change based on fluctuations and volatility in financial markets, and as such, separate account and funds advisory fees are constrained until the end of the month or quarter when the actual average market value of the AUM is known and a significant revenue reversal is no longer probable. Therefore, separate account and funds advisory fees are included in the transaction price and allocated to the investment management services performance obligation at the end of each monthly or quarterly reporting period, as specified in the investment management contract. Payment for services under investment management contracts is due once the variable consideration is allocated to the transaction price, and generally within 30 days. Recognition of separate account and funds advisory fee revenue under the updated guidance is consistent with Legg Mason’s prior revenue recognition process.

Performance and Incentive Fees
Performance and incentive fees are variable consideration that may be earned on certain investment management contracts for exceeding performance benchmarks on a relative or absolute basis or for exceeding contractual return thresholds. Performance and incentive fees are estimated at the inception of a contract; however, a range of outcomes is possible due to factors outside the control of the investment manager, particularly market conditions. Performance and incentive fees are therefore excluded from the transaction price until it becomes probable that a significant reversal in the cumulative amount of revenue recognized will not occur. A portion of Legg Mason's performance and incentive fees are earned based on 12-month performance periods that end in differing quarters during the year, with a portion also based on quarterly performance periods. Legg Mason also earns performance and incentive fees on alternative and certain other products that lock at the earlier of the investor’s termination date or the liquidation of the fund or contract, in multiple-year intervals, or upon the occurrence of specific events, such as the sale of assets. For certain of these products, performance and incentive fees may be recognized as revenue earlier under the updated guidance than under prior revenue recognition practices, which deferred recognition until all contingencies were resolved. Any such performance fees recognized prior to the resolution of all contingencies are recorded as a contract asset in Other current assets or Other non-current assets in the Consolidated Balance Sheet.

Fee Waivers and Fund Expense Reimbursements
Legg Mason may waive certain fees for investors or may reimburse its investment funds for certain operating expenses when such expenses exceed a certain threshold. Fee waivers continue to be reported as a reduction in advisory fee revenue under the updated guidance. Under prior accounting guidance, fund expense reimbursements in excess of recognized revenue were recorded as Other expense in the Consolidated Statements of Income. Under the updated accounting guidance, these fund expense reimbursements that exceed the recognized revenue represent a change in the transaction price and are therefore reported as a reduction of Investment advisory fees - Funds in the Consolidated Statements of Income.

Distribution and Service Fees Revenue and Expense
Distribution and service fees represent fees earned from funds to reimburse the distributor for the costs of marketing and selling fund shares and are generally determined as a percentage of client assets. Reported amounts also include fees earned from providing client or shareholder servicing, including record keeping or administrative services to proprietary funds, and non-discretionary advisory services for assets under advisement. Distribution and service fees earned on company-sponsored investment funds are reported as revenue. Distribution services and marketing services are considered a single performance obligation as the success of selling the underlying shares is highly dependent upon the sales and marketing efforts. Ongoing shareholder servicing is a separate performance obligation as these services are not highly interrelated and interdependent on the sale of the shares. Fees earned related to distribution and shareholder serving are considered variable consideration because they are calculated based on the average market value of the fund. The average market value of the fund is subject to change based on fluctuations and volatility in financial markets, and as such, distribution and shareholder service fees are generally constrained until the end of the month or quarter when the actual market value of the fund is known and the related revenue is no longer subject to a significant reversal. Therefore, distribution and service fees are generally included in the transaction price at the end of each monthly or quarterly reporting period and are allocated to the two performance obligations based on the amount specified in each agreement. While distribution services are largely satisfied at the inception of an investment, the ultimate amounts of revenue are subject to the variable consideration constraint. Accordingly, a portion of distribution and service revenue will be recognized in periods subsequent to the satisfaction of the performance obligation.

Certain fund share classes only charge for distribution services at the inception of the investment based on a fixed percentage of the share price. This fixed price is allocated to the performance obligation, which is substantially satisfied at the time of the initial investment.

Recognition of distribution and service fee revenue under the updated guidance is consistent with Legg Mason’s prior revenue recognition process.

When Legg Mason enters into arrangements with broker-dealers or other third parties to sell or market proprietary fund shares, distribution and servicing expense is accrued for the amounts owed to third parties, including finders' fees and referral fees paid to unaffiliated broker-dealers or introducing parties and is recorded as Distribution and servicing expense in the Consolidated Statements of Income. Distribution and servicing expense also includes payments to third parties for certain shareholder administrative services and sub-advisory fees paid to unaffiliated asset managers.

Contract Costs and Deferred Sales Commissions
Legg Mason incurs ordinary costs to obtain investment management contracts and for services provided to customers in accordance with investment management agreements. These costs include commissions paid to wholesalers, employees and third-party broker dealers and administration and placement fees. Depending on the type of services provided, these fees may be paid at the time the contract is obtained or on an ongoing basis. Under the updated guidance, costs to obtain a contract should be capitalized if the costs are incremental and would not have been incurred if the contract had not been obtained, and costs to fulfill the contract should be capitalized if they relate directly to a contract, the costs will generate or enhance resources of the entity that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered. Consistent with prior accounting procedures, fund launch costs, including organizational and underwriting costs, placement fees and commissions paid to employees, wholesalers and broker-dealers for sales of fund shares are expensed as incurred, as these costs would be incurred regardless of the investor. However, commissions paid to employees and retail wholesalers in connection with the sale of retail separate accounts are considered incremental, as these fees relate to obtaining a specific contract, are calculated based on specified rates and are recoverable through the management fees earned, and are therefore capitalized under the updated accounting guidance. Such commissions were expensed as incurred under Legg Mason’s prior accounting practices. Capitalized sales commissions are amortized based on the transfer of services to which the assets relate, which averages four years. Legg Mason recorded a cumulative-effect adjustment on the Consolidated Balance Sheet as of April 1, 2018, as an increase to Retained earnings of $14,839, an increase to Other current assets of $9,615, an increase to Other non-current assets of $10,316, a decrease to Deferred income tax assets of $1,148 and an increase to Deferred income tax liabilities of $3,944 to reflect the capitalization of these commissions.

Commissions paid by Legg Mason to financial intermediaries in connection with sales of certain classes of company-sponsored mutual funds are generally capitalized as deferred sales commissions. The asset is amortized over periods not exceeding six years, which represent the periods during which commissions are generally recovered from distribution and service fee revenues and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC consideration is generally variable and is based on the timing of when investors redeem their investment. Therefore, the variable consideration is included in the transaction price once the investors redeem their shares and is satisfied at a point in time. CDSC receipts are recorded as distribution and service fee revenue when received and a reduction of the unamortized balance of deferred sales commissions, with a corresponding expense.

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the three months ended June 30,

2018 and 2017, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $1,625 and $4,047 at June 30, 2018 and March 31, 2018, respectively.

Under the updated accounting guidance, Legg Mason has elected to expense sales commissions related to certain share classes with amortization periods of one year or less as incurred. Legg Mason recorded a cumulative-effect adjustment of $2,576 on the Consolidated Balance Sheet as of April 1, 2018, as a reduction to Other non-current assets, with a corresponding reduction in Retained earnings to reflect the expense associated with such commissions, which had previously been capitalized under Legg Mason's prior accounting practices.

Impact of the Adoption of Updated Revenue Recognition Accounting Guidance
The cumulative effect of the changes made to Legg Mason’s Consolidated Balance Sheet as of April 1, 2018 for the adoption of the updated revenue recognition accounting guidance were as follows:

Consolidated Balance Sheet	Balance as of March 31, 2018	Adjustment due to Adoption of Updated Accounting Guidance	Balance as of April 1, 2018
Assets
Other, current	$65,010	$9,615	$74,625
Deferred income taxes	202,068	(1,148)	200,920
Other, non-current	134,407	7,740	142,147
Liabilities
Deferred income taxes	$139,787	$3,944	$143,731
Stockholders' Equity
Retained Earnings	$1,894,762	$12,263	$1,907,025

The impact of the adoption of the updated revenue recognition accounting guidance on the Consolidated Balance Sheet and the Consolidated Statement of Income was as follows:

	June 30, 2018
Consolidated Balance Sheet	Balances Excluding the Adoption of Updated Accounting Guidance	Impact of the Adoption of Updated Accounting Guidance	As Reported
Assets
Other, current	$66,781	$8,177	$74,958
Deferred income taxes	200,579	(1,148)	199,431
Other, non-current	135,892	9,171	145,063
Liabilities
Deferred income taxes	$152,046	$3,944	$155,990
Stockholders Equity
Retained Earnings	$1,929,732	$12,256	$1,941,988

	For three months ended June 30, 2018
Consolidated Statement of Income	Balances Excluding the Adoption of Updated Accounting Guidance	Impact of the Adoption of Updated Accounting Guidance	As Reported
Operating Revenues
Investment advisory fees:
Funds	$384,847	$(1,283)	$383,564
Operating Expenses
Compensation and benefits	$361,214	$354	$361,568
Distribution and servicing	116,939	(347)	116,592
Other	57,102	(1,283)	55,819

Cash Flow Reporting
Effective April 1, 2018, Legg Mason adopted updated accounting guidance on a retrospective basis which clarifies the classification and presentation of restricted cash, investment activity and other items in the statements of cash flows. The updated guidance requires entities to include restricted cash and restricted cash equivalents in the cash and cash equivalents balances on the consolidated statements of cash flows and to disclose a reconciliation between the balances on the consolidated statements of cash flows and the consolidated balance sheets. Legg Mason includes cash of consolidated investment vehicles in restricted cash. Legg Mason’s restricted cash balances at June 30, 2018 and 2017, were $26,614 and $19,918, respectively. The updated guidance also clarifies how distributions from equity method investees should be classified based on either the cumulative earnings or the nature of distribution approach. Legg Mason elected to apply the nature of distribution approach when classifying distributions received from equity method investees. As a result of adopting this aspect of the updated guidance, $1,932 was reclassified from Cash Used In Operating Activities to Cash Used in Investing Activities in the Consolidated Statement of Cash Flows for the three months ended June 30, 2017.

Financial Instruments
Effective April 1, 2018, Legg Mason adopted accounting guidance on a prospective basis which requires equity investments to be measured at fair value, with changes recognized in earnings. This guidance does not apply to investments accounted for under the equity method of accounting or underlying investments of consolidated entities. The updated guidance also provides entities the option to elect to measure equity investments that do not have readily determinable fair values and do not qualify for the net asset value ("NAV") practical expedient at "adjusted cost". Under this adjusted cost method, investments are initially recorded at cost, and subsequently adjusted (increased or decreased) when there is an observable transaction involving the same investment, or similar investment from the same issuer. Adjusted cost investment carrying values are also adjusted for impairments, if any. Legg Mason has elected to measure certain investments under the adjusted cost approach. The adoption of this updated guidance did not have a material impact on Legg Mason’s consolidated financial statements.

Recent Accounting Developments
In June 2018, the Financial Accounting Standards Board ("FASB") ratified an Emerging Issues Task Force consensus that updates the guidance for accounting for implementation costs incurred for a cloud computing arrangement that is a service contract. The update conforms the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the accounting guidance that provides for capitalization of costs incurred to develop or obtain internal-use-software. Legg Mason will begin to evaluate the impact of its adoption upon issuance of the final guidance.

In August 2017, the FASB updated the guidance on accounting for derivative hedging. The updated guidance more closely aligns the results of cash flow and fair value hedging designations with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements.  The new guidance also simplifies the application of hedge accounting.  The updated guidance is effective for Legg Mason in fiscal 2020, unless adopted earlier.  Legg Mason uses accounting hedge designation from time-to-time and would only potentially be impacted if derivative transactions were designated for hedging.

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

In February 2016, the FASB updated the guidance on accounting for leases. The updated guidance requires that a lessee shall recognize the assets and liabilities that arise from lease transactions. A lessee will recognize a right-of-use asset to use the underlying asset and a liability representing the lease payments. The updated guidance also requires an evaluation at the inception of a service or other contract, to determine whether the contract is or contains a lease. In July 2018, the FASB further updated the lease guidance to make certain targeted improvements related to transition method at adoption and separating components of a contract. The update allows for the guidance to be adopted on a modified retrospective basis and provides a practical expedient to not separate non-lease components from the associated lease components and instead, account for those components as a combined lease. The guidance will be effective for Legg Mason in fiscal 2020. Legg Mason expects to recognize right of use assets and liabilities upon its adoption of the new standard and is continuing to evaluate the full impact of adoption, including transition method and practical expedient election.

3. Investments and Fair Value of Assets and Liabilities

The disclosures below include details of Legg Mason's financial assets and financial liabilities that are measured at fair value and NAV, excluding the financial assets and financial liabilities of CIVs. See Note 14, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of June 30, 2018
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$281,083	$—	$—	$—	$281,083
Time deposits and other	—	9,928	—	—	9,928
Total cash equivalents	281,083	9,928	—	—	291,011
Investments of proprietary fund products and other investments:(2)
Seed capital investments	118,029	30,601	1,390	1,212	151,232
Other(3)	18,748	2,083	—	—	20,831
Investments relating to long-term incentive compensation plans(4)	208,812	—	—	—	208,812
Equity method investments relating to long-term incentive compensation plans(5)	—	—	—	11,421	11,421
Total current investments(6)	345,589	32,684	1,390	12,633	392,296
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments(6)	—	—	1,052	13,340	14,392
Seed capital investments in real estate funds	—	—	32,930	—	32,930
Other	—	—	1,150	11,441	12,591
Adjusted cost investments:
Investments related to long-term incentive compensation plans	—	—	6,458	—	6,458
Other	—	75	4,492	—	4,567
Derivative assets(8)	7,296	—	—	—	7,296
Total	$633,968	$42,687	$47,472	$37,414	$761,541
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(6,074)	$—	$(6,074)
Derivative liabilities(8)	(3,512)	—	—	—	(3,512)
Total	$(3,512)	$—	$(6,074)	$—	$(9,586)

	As of March 31, 2018
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$350,142	$—	$—	$—	$350,142
Time deposits and other	—	13,863	—	—	13,863
Total cash equivalents	350,142	13,863	—	—	364,005
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	131,715	37,598	1,242	3,225	173,780
Other(3)	29,051	2,565	—	—	31,616
Trading investments relating to long-term incentive compensation plans(4)	184,639	—	—	99	184,738
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(5)	—	—	—	9,236	9,236
Total current investments(6)	345,405	40,163	1,242	12,560	399,370
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments(6)	—	—	962	14,360	15,322
Seed capital investments in real estate funds	—	—	32,763	—	32,763
Other	—	—	—	11,915	11,915
Investments in partnerships and LLCs:(7)
Seed capital investments	—	—	—	2,549	2,549
Investments related to long-term incentive compensation plans	—	—	6,458	—	6,458
Other	—	78	380	—	458
Derivative assets(8)	4,904	—	—	—	4,904
Other investments(7)	—	—	113	—	113
Total	$700,451	$54,104	$41,918	$41,384	$837,857
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(5,607)	$—	$(5,607)
Derivative liabilities(8)	(6,446)	—	—	—	(6,446)
Total	$(6,446)	$—	$(5,607)	$—	$(12,053)

(1)
Cash equivalents include highly liquid investments with original maturities of 90 days or less. Cash investments in actively traded money market funds are classified as Level 1.  Cash investments in time deposits and other are measured at amortized cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization and are classified as Level 2.

(2)
Current investments of proprietary fund products and other current investments consist of approximately 84% and 16% equity and debt securities, respectively, as of June 30, 2018, and approximately 81% and 19% equity and debt securities, respectively, as of March 31, 2018.

(3)	Includes $8,978 and $15,452 in noncontrolling interests associated with consolidated seed investment products as of June 30, 2018 and March 31, 2018, respectively.

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

(6)	Excludes $42,594 and $43,854 of seed capital as of June 30, 2018 and March 31, 2018, respectively, which is related to Legg Mason's investments in CIVs. See Note 14.

(7)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(8)	See Note 13.

(9)	See Note 7.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had seed capital investments in proprietary fund products, which totaled $241,148 and $268,268 as of June 30, 2018 and March 31, 2018, respectively, which are substantially comprised of investments in 57 funds and 59 funds, respectively, that are individually greater than $1,000, and together comprise over 90% of the total seed capital investments at each period end.

As further discussed in Notes 2, 13, and 14, Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored ETFs for aggregate notional amounts totaling $38,327 as of June 30, 2018, which resulted in the investment in the two ETFs by these financial intermediaries. Under the terms of the total return swap arrangements, Legg Mason receives all the investment gains and losses on the underlying investments and therefore is required to consolidate each of the sponsored investment funds, which were designated as CIVs.

See Notes 2 and 14 for information regarding the determination of whether investments in proprietary fund products represent VIEs and consolidation.
The net realized and unrealized gain (loss) for investment securities classified as trading was $477 and $10,169 for the three months ended June 30, 2018 and 2017, respectively.
The net unrealized gains (losses) relating to trading investments still held as of the reporting dates were $(16,877) and $2,068 for the three months ended June 30, 2018 and 2017, respectively.

The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2018 and 2017, are presented in the tables below:

	Balance as of March 31, 2018	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of June 30, 2018
Assets:
Investments of seed capital investments in proprietary fund products	$1,242	$—	$—	$—	$—	$148	$1,390
Equity method investments in partnerships and LLCs:
Seed capital investments	962	—	—	—	—	90	1,052
Seed capital investments in real estate funds	32,763	47	—	(228)	—	348	32,930
Other	—	1,150	—	—	—	—	1,150
Adjusted cost investments:
Investments related to long-term incentive compensation plans	6,458		—	—	—	—	6,458
Other	493	4,000	—	(2)	—	1	4,492
	$41,918	5,197	—	(230)	—	587	$47,472
Liabilities:
Contingent consideration liabilities	$(5,607)	n/a	n/a	n/a	n/a	$(467)	$(6,074)
n/a - not applicable

	Balance as of March 31, 2017	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of June 30, 2017
Assets:
Equity method investments relating to long-term incentive compensation plans	$1,337	$11	$—	$(11)	$—	$12	$1,349
Equity method investments in partnerships and LLCs:
Seed capital investments	752	—	—	—	—	61	813
Seed capital investments in real estate funds	26,909	439	—	(619)	—	453	27,182
Other proprietary fund products	1,646	—	—	—	—	—	1,646
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	9,315	52	—	—	—	—	9,367
Other proprietary fund products	1,825	—	—	(7)	—	—	1,818
Other investments	113	—	—	—	—	(1)	112
	$41,897	$502	$—	$(637)	$—	$525	$42,287
Liabilities:
Contingent consideration liabilities	$(36,810)	n/a	n/a	n/a	n/a	$16,113	$(20,697)
n/a - not applicable

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other non-operating income (expense), net, in the Consolidated Statements of Income. The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $117 and $16,638 for the three months ended June 30, 2018 and 2017, respectively.

There were no significant transfers between Level 1 and Level 2 during the three months ended June 30, 2018 and 2017.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of June 30, 2018 and March 31, 2018, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of June 30, 2018
Category of Investment	Investment Strategy	June 30, 2018		March 31, 2018	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$10,331	(1)	$11,122	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	2,118		6,479	$20,000	n/a
Private equity funds	Long/short equity	13,417	(2)	14,377	6,313	Up to 11 years
Equity method	Alternatives, structured securities, short-dated fixed income	11,421	(2)	9,236	n/a	n/a
Other	Various	127		170	n/a	Various (3)
Total		$37,414		$41,384	$26,313
n/a - not applicable

(1)	Liquidation restrictions: 21% monthly redemption, 6% quarterly redemption, and 73% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 35% has a remaining term of less than one year and 65% has a remaining term of 14 years.

There are no current plans to sell any of these investments held as of June 30, 2018.

4. Fixed Assets

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

	June 30, 2018	March 31, 2018
Equipment	$156,200	$172,308
Software	258,460	323,088
Leasehold improvements	222,976	209,810
Total cost	637,636	705,206
Less: accumulated depreciation and amortization	(483,321)	(556,800)
Fixed assets, net	$154,315	$148,406

Depreciation and amortization expense related to fixed assets was $11,367 and $12,134 for the three months ended June 30, 2018, and 2017, and respectively.

5. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	June 30, 2018	March 31, 2018
Amortizable intangible asset management contracts and other
Cost	$374,516	$376,996
Accumulated amortization	(222,762)	(218,076)
Net	151,754	158,920
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	505,200
EnTrustPermal fund management contracts	401,404	401,404
Other fund management contracts	544,611	557,305
Trade names	67,995	68,479
	3,625,561	3,638,739
Intangible assets, net	$3,777,315	$3,797,659

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

Indefinite-life Intangible Assets and Goodwill
In Legg Mason's annual impairment test as of December 31, 2017, the assessed fair value of the EnTrustPermal indefinite-life fund management contracts intangible asset declined below its carrying value, and accordingly was impaired during the year ended March 31, 2018. Should market performance and/or AUM levels of EnTrustPermal decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that the assets could become impaired, and the impairment could be a material amount.

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

Legg Mason determined that no triggering events occurred as of June 30, 2018 that would require further impairment testing.

As a result of AUM losses and other factors during the three months ended June 30, 2017, Legg Mason tested the RARE Infrastructure trade name indefinite-life intangible asset for impairment during the three months ended June 30, 2017. The carrying value of the trade name exceeded its fair value of $3,057 as of June 30, 2017, which resulted in an impairment charge of $2,000. Management estimated the fair value of the RARE Infrastructure trade name as of June 30, 2017 based upon a relief from royalty approach and a discounted cash flow method using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected annual revenue growth rates of 5% to 18% (average: 8%), a royalty rate of 1.0%, and a discount rate of 16.5%.

The change in carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2018	$3,094,255	$(1,161,900)	$1,932,355
Impact of excess tax basis amortization	(2,755)	—	(2,755)
Changes in foreign exchange rates and other	(27,674)	—	(27,674)
Balance as of June 30, 2018	$3,063,826	$(1,161,900)	$1,901,926

Amortizable Intangible Asset Management Contracts and Other
There were no impairments to amortizable asset management contract intangible assets during the three months ended June 30, 2018.

As of June 30, 2018, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 6.7 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Remaining fiscal 2019	$18,647
2020	24,085
2021	23,254
2022	22,905
2023	20,198
Thereafter	42,665
Total	$151,754

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

As of both June 30, 2018 and March 31, 2018, Legg Mason had $125,500 of borrowings outstanding under the Credit Agreement. The effective interest rate on the outstanding borrowings was 3.56% and 2.95% as of June 30, 2018 and March 31, 2018, respectively.

Long-term debt
Long-term debt, net, consists of the following:

	June 30, 2018					March 31, 2018
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Unamortized Debt Issuance Costs	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$251,306	$(1,804)	$113	$385	$250,000	$251,641
3.95% Senior Notes due July 2024	248,561	—	275	1,164	250,000	248,502
4.75% Senior Notes due March 2026	447,255	—	—	2,745	450,000	447,166
5.625% Senior Notes due January 2044	547,960	—	(3,121)	5,161	550,000	547,940
6.375% Junior Notes due March 2056	242,309	—	—	7,691	250,000	242,258
5.45% Junior Notes due September 2056	484,405	—	—	15,595	500,000	484,303
Total	$2,221,796	$(1,804)	$(2,733)	$32,741	$2,250,000	$2,221,810

As of June 30, 2018, $250,000 of Legg Mason's long-term debt matures in fiscal 2020, and $2,000,000 matures after fiscal 2023.

As of June 30, 2018, the estimated fair value of Long-term debt was $2,295,249. The fair value of debt was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

7. Commitments and Contingencies

Legg Mason leases office facilities and equipment under non-cancelable operating leases and also has multi-year agreements for certain services. These leases and service agreements expire on varying dates through fiscal 2038. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

As of June 30, 2018, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining fiscal 2019	$106,793
2020	124,041
2021	106,324
2022	96,180
2023	86,850
Thereafter	120,596
Total(1)	$640,784
(1) Includes $544,718 in real estate and equipment leases and $96,066 in service and maintenance agreements.

The minimum rental commitments shown above have not been reduced by $107,534 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of June 30, 2018 and March 31, 2018, was $22,632 and $24,188, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, dependent on the commercial real estate market at such time.

The minimum rental commitments shown above also include $8,263 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $4,590 and $5,061 as of June 30, 2018 and March 31, 2018, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2017	$39,688
Payments, net	(13,019)
Adjustments and other	2,580
Balance as of March 31, 2018	29,249
Payments, net	(2,182)
Adjustments and other	155
Balance as of June 30, 2018	$27,222

As of June 30, 2018, Legg Mason had commitments to invest $44,282 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2030. Also, in connection with the acquisition of Clarion Partners in April 2016, Legg Mason committed to provide $100,000 of seed capital to Clarion Partners products. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, the final $2,500 of which was paid during the three months ended June 30, 2018.

As of June 30, 2018, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining contingent consideration and changes in the contingent consideration liability for certain of Legg Mason's acquisitions.

	RARE Infrastructure	Martin Currie	QS Investors	Other(2)	Total
Acquisition Date	October 21, 2015	October 1, 2014	May 30, 2014	Various
Maximum Remaining Contingent Consideration(1)	$78,366	$—	$23,400	$1,900	$103,666
Contingent Consideration Liability
Balance as of March 31, 2017	$17,444	$12,018	$4,841	$2,507	$36,810
Initial purchase accounting accrual	—	—	—	1,900	1,900
Payment	—	—	—	(3,242)	(3,242)
Fair value adjustments	(17,413)	(13,355)	(1,300)	739	(31,329)
Foreign exchange and accretion	(31)	1,337	166	(4)	1,468
Balance as of March 31, 2018	—	—	3,707	1,900	5,607
Fair value adjustments	—	—	426	—	426
Foreign exchange and accretion	—	—	41	—	41
Balance as of June 30, 2018	$—	$—	$4,174	$1,900	$6,074
Balance Sheet Classification
Current Contingent consideration	$—	$—	$4,174	$—	$4,174
Non-current Contingent consideration	—	—	—	1,900	1,900
Balance as of June 30, 2018	$—	$—	$4,174	$1,900	$6,074

(1)	Using the applicable exchange rate as of June 30, 2018, for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to two small acquisitions completed in December 2017 and the acquisition of PK Investments on December 31, 2015.

On October 21, 2015, Legg Mason acquired a majority equity interest in RARE Infrastructure Limited ("RARE Infrastructure"). The transaction provided for potential contingent consideration payments as of March 31, 2018 and 2017, however, no such payments were due based on relevant net revenue targets. Contingent consideration catch-up adjustment payments of up to $78,366 (using the foreign exchange rate as of June 30, 2018, for the maximum 106,000 Australian dollar amount per the related agreements), may be due through March 31, 2019, dependent on the achievement of certain net revenue targets; however, as of June 30, 2018, no such payments are expected to be due.

Effective May 31, 2014, Legg Mason acquired all of the outstanding equity interests of QS Investors, a customized solutions and global quantitative equities provider. Contingent consideration of up to $20,000 for the fourth anniversary payment, and up to $3,400 for a potential catch-up adjustment for the second anniversary payment shortfall, may be due in July 2018 (expected to be paid in August 2018), dependent on the achievement of certain net revenue targets.

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

Legg Mason has completed negotiations with the Department of Justice and expects that it will shortly complete negotiations with the SEC to resolve the previously disclosed regulatory investigation concerning the activities of its former Permal business in connection with managing assets of Libyan governmental entities in structures established by a third-party financial institution. During the three months ended June 30, 2018, Legg Mason recorded an additional $4,000 operating charge to earnings for this matter. Of the $71,000 total expected settlement amount, $32,625 was paid during the three months ended June 30, 2018, and the remaining $38,375 was included in Other current liabilities in the Consolidated Balance Sheet as of June 30, 2018.

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from asset management, securities brokerage, and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. In the normal course of its business, Legg Mason has also received subpoenas and is currently involved in other governmental and industry self-regulatory agency inquiries, investigations and, from time to time, proceedings involving asset management activities. In accordance with guidance for accounting for contingencies, Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings when it is probable that a loss has been incurred and a reasonable estimate of loss can be made.

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

In management's opinion, an adequate accrual has been made as of June 30, 2018, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which probable losses become apparent or a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

Legg Mason may be obligated to settle noncontrolling interests related to certain affiliates. As of June 30, 2018, affiliate noncontrolling interests, excluding amounts related to management equity plans, aggregated $567,703. In addition, as of June 30, 2018, the estimated redemption value for units under affiliate management equity plans aggregated $89,909. See Notes 8 and 12 for additional information regarding affiliate management equity plans and noncontrolling interests, respectively.

On July 2, 2018, Legg Mason was notified that the corporate minority owner in RARE Infrastructure was exercising the put option for its 10% ownership interest. The ultimate settlement value is subject to an independent fair value determination, which is expected to be less than the recorded balance of $28,755. The transaction is expected to be completed during the quarter ended September 30, 2018.

8.  Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, an employee stock purchase plan, market and performance-based performance shares payable in common stock, restricted stock units, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the equity incentive stock plan as of June 30, 2018, were 7,185. Options under Legg Mason’s equity incentive stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four or five years and expire within eight to 10 years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense for the three months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30,
	2018	2017
Stock options	$1,418	$2,225
Restricted stock and restricted stock units	14,987	16,579
Employee stock purchase plan	287	297
Affiliate management equity plans	776	776
Performance share units	1,610	1,185
Employee stock trust	7	6
Total stock-based compensation expense	$19,085	$21,068

Stock Options
Stock option transactions under Legg Mason's equity incentive plans during the three months ended June 30, 2018 and 2017, are summarized below:

	Three Months Ended June 30,
	2018		2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,437	$38.78	4,593	$38.15
Granted	—	—	421	37.64
Exercised	(150)	33.02	(256)	28.99
Canceled/Forfeited	(30)	44.69	(44)	43.73
Options outstanding at June 30	4,257	$38.94	4,714	$38.55

At June 30, 2018, options were exercisable for 3,361 shares, with a weighted-average exercise price of $38.97 and a weighted average remaining contractual life of 3.9 years. Unamortized compensation cost related to unvested options for 896 shares at June 30, 2018, was $6,156, which is expected to be recognized over a weighted-average period of 1.3 years.

The weighted-average fair value of service-based stock options granted during the three months ended June 30, 2017, using the Black-Scholes option pricing model was $8.33 per share.

The following weighted-average assumptions were used in the model for grants in the three months ended June 30, 2017:

Three Months Ended
June 30, 2017
Expected dividend yield	1.70%
Risk-free interest rate	1.89%
Expected volatility	26.79%
Expected life (in years)	5.09

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

Restricted Stock
Restricted stock and restricted stock unit transactions during the three months ended June 30, 2018, and 2017, are summarized below:

	Three Months Ended June 30,
	2018		2017
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted- Average Grant Date Value
Unvested shares at March 31	3,299	$38.09	3,321	$38.92
Granted	1,156	39.16	1,441	37.64
Vested	(1,245)	39.84	(1,281)	39.41
Canceled/forfeited	(27)	37.43	(32)	38.89
Unvested shares at June 30	3,183	$37.81	3,449	$38.20

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at June 30, 2018, of $101,512 is expected to be recognized over a weighted-average period of 1.8 years.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, Legg Mason implemented a management equity plan for Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. As of June 30, 2018, the estimated aggregate redemption amount of units under the plan, as if they were currently redeemable, was $13,800.

Effective March 1, 2016, Legg Mason implemented a management equity plan for Royce's key employees. Under the management equity plan, minority equity interests equivalent to a 19% interest in the Royce entity have been issued to certain key employees. Equity holders receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses. As of June 30, 2018, the estimated aggregate redemption amount of units under the plan, as if they were currently redeemable, was $28,212.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $776 for each of the three months ended June 30, 2018 and 2017. This arrangement provides that one-half of the cost will be absorbed by the ClearBridge incentive pool. As of June 30, 2018, the estimated aggregate redemption amount of vested units under the ClearBridge plan, as if they were currently redeemable, was approximately $47,897.

Other
As of June 30, 2018 and 2017, non-employee directors held 81 and 67 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock units in the table above.

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

In May 2018 and May 2017, Legg Mason granted certain executive officers a total of 163 and 111 performance share units, respectively, as part of their fiscal 2018 and fiscal 2017 incentive awards with an aggregate value of $5,820 and $3,503, respectively. The vesting of performance share units granted in May 2018 and the number of shares payable at vesting are determined based on Legg Mason’s relative total stockholder return and relative organic growth rate of long-term AUM over a three-year period ending March 31, 2021. The recorded grant date fair value per unit of $35.67 was estimated based on a multiple fair value Monte Carlo pricing model. Expense associated with the May 2018 grant will be adjusted for the level of relative organic growth expected to be ultimately achieved. The estimated fair values for the May 2018 grant range from $18.08 to $44.66 per unit share. The vesting of the performance share units granted in May 2017 are determined based on Legg Mason's relative total stockholder return over a three-year period ending March 31, 2020. The grant date fair value per unit for the May 2017 performance share units of $31.42 was estimated as of the grant date using a Monte Carlo pricing model. The following assumptions were used in the Monte Carlo pricing models for the May 2018 and 2017 grants:

	Three Months Ended June 30,
	2018	2017
Expected dividend yield	3.49%	2.96%
Risk-free interest rate	2.71%	1.47%
Expected (average in 2018) volatility	26.14%	27.73%

9. Defined Benefit Pension Plan

Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan, with assets held in a separate trustee-administered fund. The most recent actuarial valuation was performed as of May 31, 2016, which was updated at subsequent balance sheet dates through March 31, 2018. During the three months ended June 30, 2018 and 2017, $58 and $119 of previously unrecognized losses were expensed, respectively.

The resulting net benefit obligation, comprised as follows, is included in the June 30, 2018 and March 31, 2018, Consolidated Balance Sheets as Other non-current liabilities:

	June 30, 2018	March 31, 2018
Fair value of plan assets (at 5.0% and 5.4%, respectively, expected weighted-average long-term return)	$65,783	$67,529
Benefit obligation (at 2.6% and 2.7%, respectively, discount rate)	(95,384)	(102,469)
Unfunded status (excess of benefit obligation over plan assets)	$(29,601)	$(34,940)

For the three months ended June 30, 2018 and 2017, a net periodic cost (benefit) of $132 and $(25), respectively, was included in Other non-operating expense in the Consolidated Statements of Income. Net actuarial losses of $12,753 and $13,635 were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheets at June 30, 2018 and March 31, 2018, respectively.

Martin Currie does not expect to contribute any additional amounts in fiscal 2019 to the plan in excess of the $3,144 (using the exchange rate as of May 14, 2018 for the £2,320 annual committed contribution amount) contributed to the plan during the three months ended June 30, 2018.

10. Revenue

The following table presents Total Operating Revenues disaggregated by asset class:

	Three Months Ended June 30,
	2018	2017
Equity	$315,130	$309,790
Fixed Income	290,920	274,368
Alternative	121,475	182,493
Liquidity	20,380	27,191
Total Operating Revenues	$747,905	$793,842

Revenues by geographic location are primarily based on the location of the advisor or domicile of fund families managed by Legg Mason and do not necessarily reflect where the customer resides or the currency in which the revenues are denominated. The following table presents Total Operating Revenues disaggregated by geographic location:

	Three Months Ended June 30,
	2018	2017
United States	$570,989	$610,189
United Kingdom	40,605	50,016
Other International	136,311	133,637
Total Operating Revenues	$747,905	$793,842

As previously discussed, certain sales commissions paid in connection with obtaining assets managed in retail separately managed accounts are capitalized as deferred costs. As of June 30, 2018, capitalized sales commissions of $8,177 were included in Other current assets and $11,399 were included in Other non-current assets in the Consolidated Balance Sheet. Amortization related to capitalized sales commissions included in Compensation and benefits in the Consolidated Statement of Income was $2,314 for the three months ended June 30, 2018, and there was no impairment loss in relation to the capitalized costs.

11. Earnings Per Share

Basic EPS is calculated by dividing Net Income Attributable to Legg Mason, Inc. (adjusted by removing earnings allocated to participating securities) by the weighted-average number of shares outstanding, which excludes participating securities. Legg Mason issues to employees restricted stock units that are deemed to be participating securities prior to vesting, because the related unvested restricted stock units entitle their holder to nonforfeitable dividend rights. In this circumstance, accounting guidance requires a “two-class method” for EPS calculations that excludes earnings (potentially both distributed and undistributed) allocated to participating securities and does not allocate losses to participating securities.

Diluted EPS is similar to basic EPS, but the effect of potential common shares is included in the calculation unless the potential common shares are antidilutive.

During the three months ended June 30, 2018 and 2017, Legg Mason retired 390 and 337 shares of its common stock, respectively, for $15,407 and $12,811, respectively, under net share settlements of deferred compensation award vesting. In addition, during the three months ended June 30, 2017, Legg Mason purchased and retired 2,369, shares of its common stock for $89,649 through open market purchases. The total retired shares reduced weighted-average shares outstanding by 240 and 1,329 shares for the three months ended June 30, 2018 and 2017, respectively.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended June 30,
	2018	2017
Basic weighted-average shares outstanding for EPS	85,120	94,869
Potential common shares:
Dilutive employee stock options	371	428
Diluted weighted-average shares outstanding for EPS	85,491	95,297

Net Income Attributable to Legg Mason, Inc.	$66,090	$50,920
Less: Earnings (distributed and undistributed) allocated to participating securities	2,324	1,736
Net Income (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$63,766	$49,184

Net Income per share Attributable to Legg Mason, Inc. Shareholders
Basic	$0.75	$0.52
Diluted	0.75	0.52

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 3,053 and 3,192 for the three months ended June 30, 2018, and 2017, respectively.

The diluted EPS calculation for the three months ended June 30, 2017, excludes any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of convertible notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive. The warrants expired unexercised in July 2017.
Options to purchase 2,196 and 2,284 shares for the three months ended June 30, 2018 and 2017, respectively, were not included in the computation of diluted EPS because the assumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive.

Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met. Unvested restricted shares for the three months ended June 30, 2018 and 2017, were antidilutive and, therefore, do not further impact diluted EPS.

12. Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, included the following amounts:

	Three Months Ended June 30,
	2018	2017
Net income attributable to redeemable noncontrolling interests	$10,061	$10,356
Net income attributable to nonredeemable noncontrolling interests	2,214	2,261
Total	$12,275	$12,617

Total redeemable and nonredeemable noncontrolling interests for the three months ended June 30, 2018 and 2017 included the following amounts:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2018	$125,047	$573,950	$33,298	$732,295	$27,731
Net income attributable to noncontrolling interests	2,532	7,529	—	10,061	2,214
Net subscriptions (redemptions) and other	18,132	—	—	18,132	—
Distributions	—	(11,450)	—	(11,450)	(1,733)
Foreign exchange	—	(2,610)	—	(2,610)	—
Vesting/change in estimate redemption value	—	284	985	1,269	—
Balance as of June 30, 2018	$145,711	$567,703	$34,283	$747,697	$28,212

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2017	$58,470	$591,254	$28,048	$677,772	$27,798
Net income attributable to noncontrolling interests	648	9,708	—	10,356	2,261
Net subscriptions (redemptions) and other	10,266	—	—	10,266	—
Distributions	—	(15,913)	—	(15,913)	(1,818)
Foreign exchange	—	333	—	333	—
Vesting/change in estimated redemption value	—	613	776	1,389	—
Balance as of June 30, 2017	$69,384	$585,995	$28,824	$684,203	$28,241
(1) Principally related to VIE and seeded investment products.
(2) Related to Royce management equity plan.

Redeemable noncontrolling interests by affiliate (exclusive of management equity plans) for the three months ended June 30, 2018 and 2017, included the following amounts:

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2018	$386,884	$117,272	$68,285	$1,509	$573,950
Net income attributable to noncontrolling interests	2,829	4,083	696	(79)	7,529
Subscriptions (redemptions), net	—	—	—	—	—
Distributions	(2,177)	(8,568)	(705)	—	(11,450)
Foreign exchange	—	—	(2,610)	—	(2,610)
Change in estimated redemption value	—	284	—	—	284
Balance as of June 30, 2018	$387,536	$113,071	$65,666	$1,430	$567,703

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2017	$404,852	$113,173	$68,747	$4,482	$591,254
Net income attributable to noncontrolling interests	4,595	3,233	1,823	57	9,708
Distributions	(5,884)	(7,806)	(2,098)	(125)	(15,913)
Foreign exchange	—	—	333	—	333
Change in estimated redemption value	—	613	—	—	613
Balance as of June 30, 2017	$403,563	$109,213	$68,805	$4,414	$585,995

Affiliate redeemable noncontrolling interests include minority interests for which the holder may, at some point, request settlement of their interests. Redeemable noncontrolling interests are reported in the Consolidated Balance Sheets at their estimated settlement values except when such settlement values are less than the issuance value. Changes in the expected settlement values are recognized over the settlement period as adjustments to retained earnings. Nonredeemable noncontrolling interests include vested affiliate management equity plan interests that do not permit the holder to request settlement of their interests. Nonredeemable noncontrolling interests are reported in the Consolidated Balance Sheets at their issuance value, together with undistributed net income allocated to noncontrolling interests.

Redeemable noncontrolling interests of 35% of the outstanding equity of EnTrustPermal, 18% of the outstanding equity of Clarion Partners, and 15% of the outstanding equity of RARE Infrastructure can be put by the holders or called by Legg Mason for settlement at fair value subject to various conditions, including the passage of time. In addition, 10% of the outstanding equity of RARE Infrastructure can be put by the holders at fair value or called by Legg Mason at a pre-agreed formula. The fair value of the noncontrolling interests in the Consolidated Balance Sheet reflects the total business enterprise value of the combined entity, after appropriate discounts for lack of marketability and control.

On July 2, 2018, Legg Mason was notified that the corporate minority owner in RARE Infrastructure was exercising the put option for its 10% ownership interest. The ultimate settlement value is subject to an independent fair value determination, which is expected to be less than the recorded balance of $28,755. The transaction is expected to be completed during the quarter ended September 30, 2018.

13. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Australian dollar, Singapore dollar, Japanese yen, and euro. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded in the Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018, were $7,296 and $4,904, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018, were $3,512 and $6,446, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments.

Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored ETFs, which resulted in investments by each of the financial intermediaries in the respective ETF. Under the terms of each of the total return swap arrangements, Legg Mason receives the related investment gains and losses on the underlying shares of the ETF and pays a floating rate on the value of the underlying shares. Each of the total return swap arrangements allows either party to terminate all or part of the arrangement and provides for automatic termination upon occurrence of certain events. Each financial intermediary counterparty may hedge its total return swap position through an investment in the ETF and the financial intermediaries purchased interests in the respective Legg Mason ETF on the date of the transactions.

The terms of the total return swap arrangements, aggregate counterparty investment in the related ETF on the date of each transaction, and the aggregate notional amount for the total return swaps outstanding as of June 30, 2018, were as follows:

Transaction Date	Expiration Date	Aggregate Counterparty Initial Investment in ETF	Floating Rate	Aggregate Notional Amount as of June 30, 2018
May 24, 2018	May 2019	$4,348	Three-month LIBOR plus 1.35%	$4,388
May 23, 2018	May 2019	5,573	Three-month LIBOR plus 1.6%	5,573
April 24, 2018	April 2019	5,686	Three-month LIBOR plus 1.6%	5,686
July 26, 2017	July 2018	23,096	Three-month LIBOR plus 1.6%	22,680
		$38,703		$38,327

As further discussed in Notes 2 and 14, the total return swap arrangements create variable interests in the underlying funds for Legg Mason, and it is deemed to be the primary beneficiary. Accordingly, Legg Mason consolidates these ETF products. In connection with these arrangements, Legg Mason executed futures contracts with notional amounts totaling $38,234 as of June 30, 2018 to partially hedge the gains and losses recognized on the total return swaps.

Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended June 30, 2018 or 2017. In addition to the total return swap arrangements and the related futures contracts discussed above, as of June 30, 2018, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $379,522, and open futures contracts relating to seed capital investments with aggregate notional amounts totaling $128,283. With the exception of the total return swap arrangements and related futures contracts, these amounts are representative of the level of non-hedge designation derivative activity throughout the three months ended June 30, 2018 and 2017. As of June 30, 2018, the weighted-average remaining contract terms for currency forward contracts was eight months and for futures contracts relating to seed capital investments was three months.

The following table presents the derivative assets and related offsets, if any, as of June 30, 2018:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of June 30, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$2,670	$(1,000)	$1,670	$—	$—	$1,670
Futures contracts relating to:
Seed capital investments	—	—	—	3,862	1,350	5,212
Total return swaps	—	—	—	1,034	551	1,585
Total futures contracts	—	—	—	4,896	1,901	6,797
Total return swaps	—	—	—	730	3,250	3,980
Total derivative instruments not designated as hedging instruments	$2,670	$(1,000)	$1,670	$5,626	$5,151	$12,447

The following table presents the derivative liabilities and related offsets, if any, as of June 30, 2018:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of June 30, 2018
Currency forward contracts not designated as hedging instruments	$(6,638)	$3,126	$(3,512)	$—	$—	$(3,512)

The following table presents the derivative assets and related offsets, if any, as of March 31, 2018:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amount of derivative assets presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$7,997	$(3,177)	$4,820	$—	$—	$4,820
Futures contracts relating to seed capital investments	—	—	—	84	1,283	1,367
Total derivative instruments not designated as hedging instruments	$7,997	$(3,177)	$4,820	$84	$1,283	$6,187

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2018:

				Gross amounts not offset in the Balance Sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amount of derivative liabilities presented in the Balance Sheet	Financial instruments	Cash collateral	Net amount as of March 31, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(532)	$223	$(309)	$—	$—	$(309)
Futures contracts relating to:
Seed capital investments	—	—	—	(2,875)	9,214	6,339
Total return swaps	—	—	—	(1,029)	3,201	2,172
Total futures contracts	—	—	—	(3,904)	12,415	8,511
Total return swaps	—	—	—	(2,233)	5,637	3,404
Total derivative instruments not designated as hedging instruments	$(532)	$223	$(309)	$(6,137)	$18,052	$11,606

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

		Three Months Ended June 30,
		2018		2017
	Income Statement Classification	Gains	Losses	Gains	Losses

Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$4,620	$(10,238)	$4,712	$(2,572)
Seed capital investments	Other non-operating income (expense)	4,128	(628)	411	(1,049)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	4,648	(4,115)	848	(5,500)
Total return swaps	Other non-operating income (expense)	1,042	(2,330)	267	—
Total return swaps	Other non-operating income (expense)	1,698	—	—	(107)
Total gain (loss) from derivatives not designated as hedging instruments		$16,136	$(17,311)	$6,238	$(9,228)

14. Variable Interest Entities and Consolidated Investment Vehicles

In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated as CIVs. As presented in the table below, as of June 30, 2018, March 31, 2018, and June 30, 2017, Legg Mason concluded it was the primary beneficiary of certain VIEs because it held significant financial interests in the funds. In addition, Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to two Legg Mason sponsored ETFs. Under the terms of the total return swaps, Legg Mason absorbs all gains and losses on the underlying ETF investments of these financial intermediaries, and therefore has variable interests in each of the two ETFs and is deemed to be the primary beneficiary of each ETF. Because it was determined to be the primary beneficiary of these VIEs, Legg Mason consolidated and designated the following funds as CIVs in the Consolidated Balance Sheets as of June 30, 2018, March 31, 2018, and June 30, 2017:

	June 30, 2018		March 31, 2018		June 30, 2017
	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)
Sponsored investment funds	2	$16,806	2	$16,670	2	$16,907
Foreign mutual funds	5	14,315	4	12,485	3	8,215
Employee-owned funds	2	7,290	2	7,328	1	4,015
ETFs(2)	2	4,183	2	7,371	1	6,889
Total		$42,594		$43,854		$36,026
(1) Represents Legg Mason's maximum risk of loss, excluding uncollected advisory fees.

(2)
Under the total return swap arrangements, Legg Mason receives the related investment gains and losses on investments in two of Legg Mason's ETFs with notional amounts totaling $38,327 as of June 30, 2018. See Note 13 for additional information regarding total return swaps.

The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

Legg Mason also consolidates certain VRE products with seed capital investments where Legg Mason maintains a controlling financial interest in the product.

See Notes 2 and 3 for additional information regarding VIEs, VREs, and the consolidation of investment products.

The following tables reflect the impact of CIVs and other consolidated sponsored investment products in the Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018, and the Consolidated Statements of Income for three months ended June 30, 2018, and 2017, respectively:
Consolidating Balance Sheets

	June 30, 2018				March 31, 2018
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Current Assets	$1,598,751	$179,522	$(39,495)	$1,738,778	$1,808,918	$160,278	$(40,814)	$1,928,382
Non-current assets	6,181,149	9,413	(3,099)	6,187,463	6,217,935	9,257	(3,040)	6,224,152
Total Assets	$7,779,900	$188,935	$(42,594)	$7,926,241	$8,026,853	$169,535	$(43,854)	$8,152,534
Current Liabilities	$719,683	$629	$—	$720,312	$981,408	$634	$—	$982,042
Non-current liabilities	2,602,516	—	—	2,602,516	2,586,061	—	—	2,586,061
Total Liabilities	3,322,199	629	—	3,322,828	3,567,469	634	—	3,568,103
Redeemable Non-controlling interests	601,985	8,979	136,733	747,697	607,248	15,452	109,595	732,295
Total Stockholders’ Equity	3,855,716	179,327	(179,327)	3,855,716	3,852,136	153,449	(153,449)	3,852,136
Total Liabilities and Equity	$7,779,900	$188,935	$(42,594)	$7,926,241	$8,026,853	$169,535	$(43,854)	$8,152,534

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Consolidating Statements of Income

$51,439

	Three Months Ended
	June 30, 2018				June 30, 2017
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$748,108	$—	$(203)	$747,905	$793,886	$—	$(44)	$793,842
Total Operating Expenses	621,816	692	(279)	622,229	686,614	68	(45)	686,637
Operating Income (Loss)	126,292	(692)	76	125,676	107,272	(68)	1	107,205
Total Non-Operating Income (Expense)	(19,784)	3,722	(574)	(16,636)	(16,127)	1,239	(525)	(15,413)
Income Before Income Tax Benefit	106,508	3,030	(498)	109,040	91,145	1,171	(524)	91,792
Income tax benefit	30,675	—	—	30,675	28,255	—	—	28,255
Net Income	75,833	3,030	(498)	78,365	62,890	1,171	(524)	63,537
Less: Net income attributable to noncontrolling interests	9,743	140	2,392	12,275	11,970	243	404	12,617
Net Income Attributable to Legg Mason, Inc.	$66,090	$2,890	$(2,890)	$66,090	$50,920	$928	$(928)	$50,920
(1)    Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Non-Operating Income (Expense) includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

As of June 30, 2018 and March 31, 2018, financial assets of CIVs carried at fair value totaling $153,583 and $128,397 respectively, were valued using Level 1 inputs, and totaling $19,769 and $20,692, respectively, were valued using NAV as a practical expedient. Legg Mason had no financial liabilities of CIVs carried at fair value as of June 30, 2018 or March 31, 2018.

There were no transfers between Level 1 and Level 2 during either of the three months ended June 30, 2018 and 2017.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of June 30, 2018 and 2017, the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of June 30, 2018
Category of Investment	Investment Strategy	June 30, 2018		March 31, 2018	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$19,769	(1)	$20,692	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 5% daily redemption; 10% monthly redemption; 49% quarterly redemption; and 36% are subject to three to five-year lock-up or side pocket provisions.

As of June 30, 2018 and March 31, 2018, for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of June 30, 2018		As of March 31, 2018
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
Real Estate Investment Trusts	$12,741	$14,479	$12,419	$14,332
Other investment funds	10,080	32,778	12,640	33,258
Total	$22,821	$47,257	$25,059	$47,590

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $34,556,390 and $31,809,837 as of June 30, 2018 and March 31, 2018, respectively.

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

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed under the heading "Risk Factors" and elsewhere herein, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2018, and our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of global financial markets. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates, and changes in currency exchange rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services, vehicles, and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in the attraction and retention of clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share, including, in particular, passive products, and corresponding flows out of products in which we do have market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

In connection with our strategic priorities, in June 2018 we announced a strategic minority interest investment in Quantifeed Holdings Limited, a leading provider of digital wealth management solutions in Asia.

Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2018, was $66.1 million, or $0.75 per diluted share, as compared to $50.9 million, or $0.52 per diluted share for the three months ended June 30, 2017. The three months ended June 30, 2018 included a regulatory charge of $4.0 million, or $0.04 per diluted share, and $1.5 million, or $0.01 per diluted share, of acquisition and transition-related costs associated with the combination of The Permal Group ("Permal") with EnTrust Capital ("EnTrust"). The three months ended June 30, 2017, included impairment charges totaling $34.0 million, or $0.24 per diluted share, related to the RARE Infrastructure Limited ("RARE Infrastructure") amortizable intangible and trade name assets and $2.6 million, or $0.02 per diluted share, of acquisition and transition-related costs associated with the combination of Permal with EnTrust. These items were offset in part by credits totaling $16.6 million, or $0.12 per diluted share, related to fair value adjustments to decrease the contingent consideration liabilities related to the acquisitions of RARE Infrastructure and QS Investors Holdings ("QS Investors").

Although average AUM increased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, total operating revenues decreased due to a reduction in performance fees, as further discussed below.

During the 12-month period ended June 30, 2018, total AUM increased, primarily due to the positive impact of market performance and other, and net client inflows in fixed income AUM, which were offset in part by net client outflows in liquidity, equity and alternative AUM.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
U.S. equity markets continued to increase during the three months ended June 30, 2018, largely due to continued growth in corporate earnings and an expanding economy. International equity markets also improved, due to signs of continuing economic growth.

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

During both the three months ended June 30, 2018 and 2017, major U.S. equity market indices increased. During the three months ended June 30, 2018, bond markets decreased, while such markets increased during the three months ended June 30, 2017.

	% Change for the three months ended June 30:
Indices(1)	2018	2017
Dow Jones Industrial Average(2)	0.7%	3.3%
S&P 500(2)	2.9%	2.6%
Nasdaq Composite Index(2)	6.3%	3.9%
Barclays Capital U.S. Aggregate Bond Index	(0.2)%	1.5%
Barclays Capital Global Aggregate Bond Index	(2.8)%	2.6%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., Nasdaq Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

In June 2018, the Federal Reserve Board increased the target federal funds rate from 1.75% to 2.00%. While the economic outlook for the U.S. has remained positive in recent years, it has been impacted by increased uncertainty. The financial environment in which we operate continues to reflect a heightened level of sensitivity and continued pressure on our fees, as discussed above.

Quarter Ended June 30, 2018, Compared to Quarter Ended June 30, 2017

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Alternative		Liquidity

-	Large Cap Growth	-	U.S. Intermediate Investment Grade	-	Real Estate	-	U.S. Managed Cash
-	Large Cap Value	-	U.S. Credit Aggregate	-	Hedge Funds	-	U.S. Municipal Cash
-	Equity Income	-	Global Opportunistic Fixed Income	-	Listed Infrastructure
-	International Equity	-	Global Government
-	Small Cap Core	-	U.S. Municipal
-	Large Cap Core	-	Global Fixed Income
-	Sector Equity	-	U.S. Long Duration
-	Mid Cap Core	-	High Yield
-	Small Cap Value	-	U.S. Limited Duration
-	Emerging Markets Equity	-	Emerging Markets Debt
-	Small Cap Growth
-	Global Equity

The components of the changes in our AUM (in billions) for the three months ended June 30, 2018 and 2017, were as follows:

	2018	2017
Beginning of period	$754.1	$728.4
Net client cash flows:
Investment funds, excluding liquidity products(1):
Subscriptions	13.9	15.8
Redemptions	(16.2)	(13.0)
Long-term separate account flows, net	1.4	(2.3)
Total long-term flows	(0.9)	0.5
Liquidity fund flows, net	(0.9)	(11.6)
Liquidity separate account flows, net	(2.0)	0.1
Total liquidity flows	(2.9)	(11.5)
Total net client cash flows	(3.8)	(11.0)
Realizations(2)	(0.3)	(1.3)
Market performance and other(3)	1.1	24.7
Impact of foreign exchange	(6.5)	0.7
Disposition	—	(0.3)
End of period	$744.6	$741.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(3)
For the three months ended June 30, 2017, Other includes the reclassification, effective April 1, 2017, of $16.0 billion of certain assets which were previously included in AUA to AUM due to a change in our policy on classification of AUA and AUM. Other also includes the reinvestment of dividends, and for the three months ended June 30, 2017, a $(3.7) billion reconciliation to previously reported amounts.

AUM at June 30, 2018 was $744.6 billion, a decrease of $9.5 billion, or 1%, from March 31, 2018. Total net client outflows were $3.8 billion, consisting of $2.9 billion of net client outflows from the liquidity asset class and $0.9 billion of net client outflows from long-term asset classes. Long-term asset net outflows were comprised of equity net outflows of $2.2 billion, offset in part by fixed income net inflows of $1.3 billion. Alternative net flows were flat. Equity net outflows were primarily in products managed by Martin Currie, ClearBridge Investments ("ClearBridge"), Brandywine Global Investment Management ("Brandywine"), Royce & Associates ("Royce") and QS Investors. Fixed income net inflows were primarily in products managed by Brandywine and Western Asset Management Company ("Western Asset"). Alternative flows were flat as net inflows into products managed by Clarion Partners and RARE Infrastructure were offset by net outflows from products managed by EnTrustPermal. We generally earn higher fees and profits per dollar of alternative and equity AUM and outflows in those asset classes will more negatively impact our revenues and Net Income Attributable to Legg Mason, Inc. than would outflows in the fixed income and liquidity asset classes. The positive impact of market performance and other was $1.1 billion and the negative impact of foreign currency exchange rate fluctuations was $6.5 billion.

Our net client cash flows reflect the significant industry-wide flow pressure for active managers of equity and fixed income assets discussed above under the heading "Business Environment".

AUM by Asset Class
AUM by asset class (in billions) as of June 30, 2018 and 2017, was as follows:

	2018	% of Total	2017	% of Total	% Change
Equity	$206.4	28%	$196.2	27%	5%
Fixed income	412.3	55	403.6	54	2
Alternative	66.4	9	66.5	9	—
Total long-term assets	685.1	92	666.3	90	3
Liquidity	59.5	8	74.9	10	(21)
Total	$744.6	100%	$741.2	100%	—%

Average AUM by asset class (in billions) for the three months ended June 30, 2018 and 2017, was as follows:

	2018	% of Total	2017	% of Total	% Change
Equity	$205.0	27%	$190.6	26%	8%
Fixed income	416.7	56	400.7	54	4
Alternative	66.0	9	67.4	9	(2)
Total long-term assets	687.7	92	658.7	89	4
Liquidity	61.8	8	81.6	11	(24)
Total	$749.5	100%	$740.3	100%	1%

The component changes in our AUM by asset class (in billions) for the three months ended June 30, 2018 and 2017, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2018	$203.0	$422.3	$66.1	$691.4	$62.7	$754.1
Investment funds, excluding liquidity funds(1):
Subscriptions	5.0	7.8	1.1	13.9	—	13.9
Redemptions	(6.7)	(8.1)	(1.4)	(16.2)	—	(16.2)
Separate account flows, net	(0.5)	1.6	0.3	1.4	(2.0)	(0.6)
Liquidity fund flows, net	—	—	—	—	(0.9)	(0.9)
Net client cash flows	(2.2)	1.3	—	(0.9)	(2.9)	(3.8)
Realizations(2)	—	—	(0.3)	(0.3)	—	(0.3)
Market performance and other(3)	6.7	(6.7)	0.8	0.8	0.3	1.1
Impact of foreign exchange	(1.1)	(4.6)	(0.2)	(5.9)	(0.6)	(6.5)
June 30, 2018	$206.4	$412.3	$66.4	$685.1	$59.5	$744.6

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2017	$179.8	$394.3	$67.9	$642.0	$86.4	$728.4
Investment funds, excluding liquidity funds(1):
Subscriptions	7.3	7.0	1.5	15.8	—	15.8
Redemptions	(5.6)	(6.0)	(1.4)	(13.0)	—	(13.0)
Separate account flows, net	(0.7)	(0.7)	(0.9)	(2.3)	0.1	(2.2)
Liquidity fund flows, net	—	—	—	—	(11.6)	(11.6)
Net client cash flows	1.0	0.3	(0.8)	0.5	(11.5)	(11.0)
Realizations(2)	—	—	(1.3)	(1.3)	—	(1.3)
Market performance and other(3)	15.6	8.3	0.6	24.5	0.2	24.7
Impact of foreign exchange	0.1	0.7	0.1	0.9	(0.2)	0.7
Disposition	(0.3)	—	—	(0.3)	—	(0.3)
June 30, 2017	$196.2	$403.6	$66.5	$666.3	$74.9	$741.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

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

.

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended June 30, 2018 and 2017, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
June 30, 2017	$196.2	$403.6	$66.5	$666.3	$74.9	$741.2
Investment funds, excluding liquidity funds(1):
Subscriptions	20.3	37.0	5.9	63.2	—	63.2
Redemptions	(28.3)	(25.5)	(5.8)	(59.6)	—	(59.6)
Separate account flows, net	(1.8)	(1.1)	(0.3)	(3.2)	(0.9)	(4.1)
Liquidity fund flows, net	—	—	—	—	(14.9)	(14.9)
Net client cash flows	(9.8)	10.4	(0.2)	0.4	(15.8)	(15.4)
Realizations(2)	—	—	(1.5)	(1.5)	—	(1.5)
Market performance and other(3)	20.0	(0.5)	1.6	21.1	0.9	22.0
Impact of foreign exchange	—	(1.2)	(0.1)	(1.3)	(0.5)	(1.8)
Acquisition	—	—	0.1	0.1	—	0.1
June 30, 2018	$206.4	$412.3	$66.4	$685.1	$59.5	$744.6

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
June 30, 2016	$161.1	$387.2	$72.6	$620.9	$121.0	$741.9
Investment funds, excluding liquidity funds (1):
Subscriptions	29.1	31.7	6.4	67.2	—	67.2
Redemptions	(25.8)	(29.4)	(8.4)	(63.6)	—	(63.6)
Separate account flows, net	(4.5)	4.9	(4.0)	(3.6)	0.5	(3.1)
Liquidity fund flows, net	—	—	—	—	(47.4)	(47.4)
Net client cash flows	(1.2)	7.2	(6.0)	—	(46.9)	(46.9)
Realizations(2)			(1.3)	(1.3)	—	(1.3)
Market performance and other(3)	39.1	11.7	3.5	54.3	1.0	55.3
Impact of foreign exchange	(0.5)	(2.1)	—	(2.6)	(0.1)	(2.7)
Dispositions(4)	(2.3)	(0.4)	(2.3)	(5.0)	(0.1)	(5.1)
June 30, 2017	$196.2	$403.6	$66.5	$666.3	$74.9	$741.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

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

AUM at June 30, 2018 was $744.6 billion, an increase of $3.4 billion, or less than 1%, from June 30, 2017. Total net client outflows were $15.4 billion, consisting of $15.8 billion of net client outflows from the liquidity asset class, offset in part by $0.4 billion of net client inflows into long-term asset classes. Long-term asset net inflows were comprised of fixed income net inflows of $10.4 billion, offset in part by equity net outflows of $9.8 billion and alternative net outflows of $0.2 billion. Fixed income net inflows were primarily in products managed by Western Asset and Brandywine, offset in part by net outflows in products managed by QS Investors. Alternative net outflows were primarily in products managed by EnTrustPermal, offset in part by net inflows into products managed by Clarion Partners and RARE Infrastructure. Equity net outflows were primarily in products managed by ClearBridge, Royce, QS Investors, Brandywine and Martin Currie.

The positive impact of market performance and other was $22.0 billion. The negative impact of foreign currency exchange rate fluctuations totaled $1.8 billion.

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

The component changes in our AUM by distribution channel (in billions) for the three months ended June 30, 2018 and 2017, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2018	$333.5	$420.6	$754.1
Net client cash flows, excluding liquidity funds	0.1	(3.0)	(2.9)
Liquidity fund flows, net	—	(0.9)	(0.9)
Net client cash flows	0.1	(3.9)	(3.8)
Realizations(1)	—	(0.3)	(0.3)
Market performance and other(2)	4.0	(2.9)	1.1
Impact of foreign exchange	(2.3)	(4.2)	(6.5)
June 30, 2018	$335.3	$409.3	$744.6

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(2)	Other primarily includes the reinvestment of dividends.

	Global Distribution		Affiliate/Other	Total
March 31, 2017	$285.6		$442.8	$728.4
Net client cash flows, excluding liquidity funds	5.7		(5.1)	0.6
Liquidity fund flows, net	—		(11.6)	(11.6)
Net client cash flows	5.7		(16.7)	(11.0)
Realizations(1)	—		(1.3)	(1.3)
Market performance and other	20.0	(2)	4.7	24.7
Impact of foreign exchange	0.3		0.4	0.7
Disposition	—		(0.3)	(0.3)
June 30, 2017	$311.6		$429.6	$741.2

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

Operating Revenue Yield
We calculate operating revenue yields as the ratio of the sum of annualized investment advisory fees, distribution and service fees, and other revenues, less performance fees, to average AUM. For each of the quarters ended June 30, 2018 and 2017, our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 39 basis points. Fees for managing alternative and equity assets are generally higher. Alternative assets averaged 63 basis points and 67 basis points for the three months ended June 30, 2018 and 2017, respectively, and fees for managing equity assets averaged 61 basis points and 64 basis points for the three months ended June 30, 2018 and 2017, respectively. The average fee rate for managing alternative and equity assets declined over the last year due to a shift in the mix of assets from higher fee to lower fee products. These compare to fees for managing fixed income assets, which averaged 28 basis points and 27 basis points for the quarters ended June 30, 2018 and 2017, respectively, and liquidity assets, which averaged 13 basis points for each of the three months ended June 30, 2018 and 2017. Equity assets are primarily managed by ClearBridge, Royce, Brandywine, QS Investors and Martin Currie; alternative assets are managed by Clarion Partners, EnTrustPermal and RARE Infrastructure; fixed income assets are primarily managed by Western Asset and Brandywine; and liquidity assets are managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged 43 basis points and 44 basis points for the three months ended June 30, 2018 and 2017, respectively, while fee rates for assets distributed through the Affiliate/Other channel averaged 35 basis points for each of the quarters ended June 30, 2018 and 2017.

Investment Performance
Overall investment performance of our AUM for the three months ended June 30, 2018 and 2017, was mixed compared to relevant benchmarks.

For the three months ended June 30, 2018, U.S. equity indices produced positive returns. The best performing index was the Russell 2000, which returned 7.8% for the three months ended June 30, 2018. The lowest performing index was the Dow Jones Industrial Average, which returned 1.3% for the three months ended June 30, 2018. These positive returns reflect continuing growth of corporate earnings and an expanding economy.

In the U.S. fixed income markets, short-term interest rates rose more than long-term rates during the quarter, as growth remained solid. Generally, there was a level demand for more risky assets over the quarter and spreads in some risk sectors widened. The best performing fixed income sector for the quarter was U.S. High Yield as measured by the Barclays U.S. High Yield Index which returned 1.0% for the three months ended June 30, 2018. The lowest performing fixed income sector for the three months ended June 30, 2018, was U.S. Credit, as measured by the Barclays U.S. Credit Index which declined 0.9% for the quarter.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of June 30, 2018 and 2017, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2018				As of June 30, 2017
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	56%	69%	73%	84%	75%	73%	81%	84%
Equity:
Large cap	18%	34%	35%	77%	41%	32%	64%	79%
Small cap	32%	62%	32%	44%	45%	18%	25%	49%
Total equity (includes other equity)	25%	41%	38%	72%	45%	37%	63%	75%
Fixed income:
U.S. taxable	88%	88%	88%	89%	93%	88%	88%	86%
U.S. tax-exempt (includes only one strategy)	100%	100%	100%	100%	0%	100%	100%	100%
Global taxable	13%	52%	70%	87%	81%	75%	75%	83%
Total fixed income	64%	77%	83%	89%	84%	85%	85%	86%
Alternative	65%	68%	91%	59%	75%	85%	89%	63%
The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages(2) as of June 30, 2018 and 2017, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2018				As of June 30, 2017
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	30%	64%	60%	59%	61%	64%	69%	68%
Equity:
Large cap	5%	53%	43%	41%	30%	62%	72%	62%
Small cap	66%	80%	44%	44%	74%	33%	32%	48%
Total equity (includes other equity)	24%	58%	44%	42%	45%	56%	61%	57%
Fixed income:
U.S. taxable	35%	90%	88%	86%	93%	87%	84%	85%
U.S. tax-exempt	64%	18%	52%	59%	49%	28%	59%	73%
Global taxable	8%	56%	65%	80%	70%	79%	80%	84%
Total fixed income	37%	71%	77%	78%	79%	73%	78%	82%
Alternative (includes only three funds)	13%	0%	100%	n/a	100%	100%	100%	n/a
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

As of each June 30, 2018 and 2017, approximately 88% and 87%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.
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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. Effective April 1, 2018, Lipper Investment Management ("LIM") is being used for comparative performance reporting, replacing Lipper Analytical New Applications ("LANA") which was discontinued by Lipper Inc., which resulted in changes to the composition of the comparative categories. For comparison purposes, prior periods reflect the categories as reported in LIM. As of both June 30, 2018 and 2017, the U.S. long-term mutual fund assets represented in the data accounted for 18% of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of June 30, 2018, constituted an aggregate of approximately $426 billion, or approximately 57% of our total AUM. The most meaningful exclusion of funds are our alternative fund strategies, which primarily involve privately placed hedge funds and privately placed real estate funds and represent only 5% of our total AUM as of June 30, 2018, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	20.32%	14.08%	16.08%	12.48%	8.94%
Russell 1000 Growth		Relative	(2.19)%	(0.89)%	(0.26)%	0.66%	1.68%
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	11.99%	5.95%	10.63%	10.02%	11.92%
Russell 3000 Growth		Relative	(10.48)%	(8.66)%	(5.50)%	(1.76)%	1.46%
ClearBridge Appreciation Fund	3/10/1970	Absolute	11.39%	9.77%	11.12%	8.80%	10.34%
S&P 500		Relative	(2.98)%	(2.14)%	(2.30)%	(1.37)%	(0.23)%
ClearBridge Dividend Strategy	11/6/1992	Absolute	8.18%	9.96%	10.09%	7.85%	8.66%
S&P 500		Relative	(6.20)%	(1.96)%	(3.32)%	(2.31)%	(0.96)%
ClearBridge Value Trust	4/16/1982	Absolute	4.93%	5.93%	9.93%	6.78%	11.45%
S&P 500		Relative	(9.44)%	(5.99)%	(3.48)%	(3.38)%	(0.44)%
ClearBridge All Cap Value	11/12/1981	Absolute	7.14%	8.52%	9.56%	7.23%	10.08%
Russell 3000 Value		Relative	(0.12)%	0.05%	(0.84)%	(1.36)%	(1.60)%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	5.27%	7.18%	9.67%	8.50%	9.53%
Russell 1000 Value		Relative	(1.50)%	(1.07)%	(0.67)%	0.01%	(0.67)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	9.68%	8.81%	10.78%	n/a	13.03%
Russell 1000 Value		Relative	2.91%	0.55%	0.45%	n/a	0.65%

Small Cap
ClearBridge Small Cap Growth	7/1/1998	Absolute	32.75%	13.75%	13.71%	11.55%	11.13%
Russell 2000 Growth		Relative	10.89%	3.16%	0.07%	0.31%	3.70%
Royce Premier Fund	12/31/1991	Absolute	16.81%	11.43%	10.55%	8.62%	11.80%
Russell 2000		Relative	(0.76)%	0.48%	(1.90)%	(1.97)%	1.82%
Royce Total Return Fund	12/15/1993	Absolute	11.23%	9.84%	9.74%	8.70%	10.83%
Russell 2000		Relative	(6.34)%	(1.11)%	(2.71)%	(1.89)%	1.53%
Royce Pennsylvania Mutual	6/30/1967	Absolute	17.23%	11.20%	10.62%	8.91%	11.78%
Russell 2000		Relative	(0.33)%	0.25%	(1.83)%	(1.68)%	0.01%
Royce Special Equity	5/1/1998	Absolute	7.92%	7.79%	7.70%	9.67%	9.18%
Russell 2000		Relative	(9.65)%	(3.17)%	(4.75)%	(0.93)%	1.18%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	(0.46)%	3.28%	3.77%	6.09%	5.89%
Barclays US Aggregate		Relative	(0.06)%	1.56%	1.50%	2.37%	1.19%
Western Asset Core Bond Fund	9/4/1990	Absolute	0.15%	2.72%	3.35%	5.29%	6.61%
Barclays US Aggregate		Relative	0.55%	1.00%	1.08%	1.57%	0.73%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	(0.64)%	2.87%	2.69%	4.53%	4.38%
Barclays US Aggregate		Relative	(0.24)%	1.16%	0.42%	0.82%	0.27%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	0.12%	2.15%	2.46%	4.32%	5.48%
Barclays Intermediate Gov't/Credit		Relative	0.70%	1.00%	0.86%	1.24%	0.65%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	0.90%	1.26%	1.18%	2.08%	3.42%
FTSE Treasury Gov't/Cedit 1-3 YR		Relative	0.67%	0.55%	0.35%	0.44%	(0.54)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	(1.12)%	3.45%	4.40%	5.49%	6.21%
Barclays US Credit		Relative	(0.47)%	0.59%	1.04%	0.35%	0.14%
Western Asset Inflation Index Plus Bond Fund	3/1/2001	Absolute	2.17%	1.17%	1.02%	2.65%	4.63%
Barclays US TIPS		Relative	0.06%	(0.76)%	(0.65)%	(0.38)%	(0.32)%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	13.28%	9.73%	11.71%	n/a	14.52%
BOFAML Floating Rate Home Loan Index		Relative	6.17%	5.29%	8.03%	n/a	9.06%
Western Asset High Yield Fund	9/28/2001	Absolute	3.27%	4.13%	4.15%	6.81%	7.00%
Barclays US Corp High Yield		Relative	0.65%	(1.39)%	(1.36)%	(1.38)%	(1.28)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	2.07%	2.17%	1.73%	1.95%	2.73%
Citi T-Bill 6-Month		Relative	0.72%	1.46%	1.27%	1.53%	0.07%

U.S. Tax-Exempt Fixed Income
Western Asset Managed Municipals Fund	3/4/1981	Absolute	2.00%	2.56%	3.57%	4.62%	7.45%
Barclays Municipal Bond		Relative	0.43%	(0.29)%	0.04%	0.19%	0.45%

Global Taxable Fixed Income
Legg Mason Western Asset Macro Opportunities Bond	11/30/2013	Absolute	(3.65)%	4.08%	n/a	n/a	4.64%
3-Month LIBOR		Relative	(5.39)%	3.01%	n/a	n/a	3.85%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	(0.56)%	2.98%	2.15%	4.84%	5.15%
FTSE World Gov't Bond		Relative	(2.46)%	0.16%	1.05%	2.78%	2.19%
Legg Mason Brandywine Absolute Return Opportunities Fund	2/28/2011	Absolute	(2.09)%	1.05%	1.29%	n/a	2.81%
FTSE 3-Month T-Bill		Relative	(3.42)%	0.41%	0.90%	n/a	2.52%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	(1.52)%	1.29%	0.51%	2.99%	3.84%
FTSE World Gov't Bond		Relative	(3.42)%	(1.52)%	(0.59)%	0.93%	0.38%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	(2.59)%	2.36%	2.45%	4.01%	5.79%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	(2.84)%	(1.34)%	(0.71)%	(0.96)%	0.95%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	3.35%	3.66%	4.68%	6.79%	6.03%
UBS Australian Composite Bond Index		Relative	0.26%	0.25%	0.29%	0.70%	0.36%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	0.51%	3.77%	3.32%	5.95%	6.83%
Barclays Global High Yield		Relative	(0.60)%	(1.72)%	(1.83)%	(1.95)%	(1.91)%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	(2.28)%	1.46%	2.99%	n/a	3.51%
Barclays Global Aggregate Index		Relative	(3.94)%	(1.36)%	(0.32)%	n/a	(0.01)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	(4.03)%	3.19%	2.34%	4.98%	8.72%
JPM EMBI Global		Relative	(1.59)%	(1.14)%	(2.07)%	(1.52)%	0.25%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	1.46%	0.85%	0.54%	0.54%	3.12%
FTSE 3-Month T-Bill		Relative	0.14%	0.21%	0.14%	0.22%	0.29%

n/a	not applicable

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
AUA was $12 billion and $28 billion as of June 30, 2018 and 2017, respectively. AUA was comprised of approximately $6 billion related to Western Asset, approximately $3 billion related to QS Investors, approximately $2 billion related to Brandywine and approximately $1 billion related to EnTrustPermal as of June 30, 2018; and approximately $18 billion related to QS Investors, approximately $6 billion related to Western Asset, approximately $3 billion related to EnTrustPermal, and approximately $1 billion related to Brandywine as of June 30, 2017. AUA fee rates vary with the level of non-discretionary service provided and other factors, and our average annualized fee rate related to AUA was approximately nine basis points and four basis points for the three months ended June 30, 2018 and 2017, respectively.

Results of Operations
In accordance with financial accounting standards on consolidation, we consolidate and separately identify amounts relating to certain sponsored investment products. The consolidation of these investment products has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in other consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Non-operating income (expense), is reflected in our Net Income Attributable to Legg Mason, Inc. See Notes 2, 3, and 14 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment products.

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Investment advisory fees:
Separate accounts	$259.9	$250.1	$9.8	4%
Funds	383.6	382.2	1.4	—
Performance fees	24.0	81.5	(57.5)	(71)
Distribution and service fees	79.2	78.9	0.3	—
Other	1.2	1.1	0.1	9
Total Operating Revenues	$747.9	$793.8	$(45.9)	(6)%
n/m - not meaningful

Total operating revenues for the three months ended June 30, 2018, were $747.9 million, a decrease of 6% from $793.8 million for the three months ended June 30, 2017, primarily due to a $57.5 million decrease in performance fees, the significant portion of which were performance fees earned by Clarion Partners that were fully passed through as compensation expense, as further discussed below. Despite an increase in long-term average AUM as a percentage of our total average AUM, our operating revenue yield, excluding performance fees, remained flat at 39 basis points for each of the three months ended June 30, 2018 and 2017, as a result of a less favorable product mix, with lower yielding products comprising a higher percentage of our long-term average AUM for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Investment advisory fees from separate accounts increased $9.8 million, or 4%, to $259.9 million, as compared to $250.1 million for the three months ended June 30, 2017. Of this increase, $7.5 million was due to higher average equity assets managed by ClearBridge and $6.8 million was due to higher average fixed income assets managed by Western Asset. These increases were offset in part by a decrease of $3.6 million due to lower average alternative assets managed by RARE Infrastructure and EnTrustPermal and a decrease of $1.6 million due to lower average fixed income assets managed by Brandywine.

Investment advisory fees from funds increased $1.4 million to $383.6 million, as compared to $382.2 million for the three months ended June 30, 2017. Of this increase, $14.9 million was due to higher average fixed income assets managed at Western Asset and $6.4 million was due to higher average alternative assets managed at Clarion Partners. These increases were significantly offset by a decrease of $10.5 million due to lower average alternative assets managed by EnTrustPermal, a net decrease of $6.1 million in fees from liquidity assets due to lower average liquidity assets managed by Western Asset, and a decrease of $3.9 million due to lower average equity assets managed by Royce and QS Investors.

As of June 30, 2018 and 2017, approximately 11% and 12%, respectively, of our long-term average AUM was in accounts that were eligible to earn performance fees at some point during the respective fiscal year. Performance fees earned on pre-close AUM at Clarion Partners are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement, and recorded as compensation expense, and therefore have no impact on Net Income Attributable to Legg Mason, Inc. We expect the full pass through of performance fees at Clarion Partners to phase out approximately five years post-closing. Exclusive of these pass-through performance fees, approximately 7% and 8% of our long-term average AUM was in accounts that were performance-fee eligible as of June 30, 2018 and 2017, respectively. During the three months ended June 30, 2018 and 2017, 18% and 21%, respectively, of the performance-fee eligible AUM earned a performance fee.

Investment advisory performance fees decreased $57.5 million, to $24.0 million, as compared to $81.5 million for the three months ended June 30, 2017, primarily due to a $52.8 million decrease in performance fees earned by Clarion Partners on assets invested with them prior to the acquisition closing, which were passed through as compensation expense.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Compensation and benefits	$361.6	$413.3	$(51.7)	(13)%
Distribution and servicing	116.6	122.4	(5.8)	(5)
Communications and technology	56.7	50.3	6.4	13
Occupancy	24.9	24.4	0.5	2
Amortization of intangible assets	6.2	6.3	(0.1)	(2)
Impairment charges	—	34.0	(34.0)	n/m
Contingent consideration fair value adjustments	0.4	(16.6)	17.0	n/m
Other	55.8	52.5	3.3	6
Total Operating Expenses	$622.2	$686.6	$(64.4)	(9)%
n/m - not meaningful

Operating expenses for the three months ended June 30, 2018 and 2017, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period, excluding impairment charges. The remaining operating expenses, excluding impairment charges, are corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) for the three months ended June 30 were as follows:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Salaries and incentives	$255.7	$250.0	$5.7	2%
Benefits and payroll taxes (including deferred compensation)	89.5	88.0	1.5	2
Transition and severance costs	2.5	4.5	(2.0)	(44)
Performance fee pass through	12.6	65.4	(52.8)	(81)
Gains on deferred compensation and seed capital investments	1.3	5.4	(4.1)	(76)
Compensation and benefits	$361.6	$413.3	$(51.7)	(13)%
n/m - not meaningful

Compensation and benefits decreased 13% to $361.6 million for the three months ended June 30, 2018, as compared to $413.3 million for the three months ended June 30, 2017, as a result of the following:

•
Salaries and incentives increased $5.7 million, to $255.7 million, as compared to $250.0 million for the three months ended June 30, 2017, primarily due to an increase of $7.3 million in net compensation at investment affiliates, which was primarily driven by the impact of increased revenues at certain revenue-share based affiliates, which usually creates a corresponding increase in compensation per the applicable revenue share agreements, offset in part by a $1.8 million decrease in incentive compensation expense related to corporate and distribution personnel.

•
Benefits and payroll taxes increased $1.5 million, to $89.5 million, as compared to $88.0 million for the three months ended June 30, 2017, primarily due to an increase in health insurance costs and costs associated with our profit sharing and 401K plans.

•
Transition costs and severance decreased $2.0 million, to $2.5 million, as compared to $4.5 million for the three months ended June 30, 2017, with $0.9 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively, associated with the restructuring of Permal for the combination with EnTrust, which is now substantially complete. The remaining amounts in each period were primarily severance costs for corporate personnel.

Compensation as a percentage of operating revenues decreased to 48.3%, as compared to 52.1% for the three months ended June 30, 2017, due to a decrease in performance fees earned by Clarion Partners that are passed through as compensation expense that was offset in part by the impact of increased revenues at certain revenue-share based affiliates that retain a relatively higher percentage of revenues as compensation.

Distribution and servicing expense decreased $5.8 million, or 5%, to $116.6 million, as compared to $122.4 million for the three months ended June 30, 2017, primarily due to lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased $6.4 million, or 13%, to $56.7 million, as compared to $50.3 million for the three months ended June 30, 2017, primarily due to a $4.1 million increase in technology consulting and maintenance costs and a $1.6 million increase in market data costs.

Impairment charges of $34.0 million for the three months ended June 30, 2017 were comprised of $32.0 million related to the RARE Infrastructure amortizable management contracts asset and $2.0 million related to the RARE Infrastructure trade name asset. The impairments to these assets resulted from losses of separate account AUM and other factors at RARE Infrastructure, and the related decline in projected revenues. A revised estimate of the remaining useful life of the RARE Infrastructure separate account contracts intangible asset also contributed to the impairment of that asset. See Note 5 of Notes to Consolidated Financial Statements for further discussion of these impairment charges.

Contingent consideration fair value adjustments for the three months ended June 30, 2018 included an expense of $0.4 million which increased the contingent consideration liability associated with the acquisition of QS Investors, and for the three months ended June 30, 2017 included credits totaling $16.6 million which reduced the contingent consideration liabilities related to the acquisitions of RARE Infrastructure and QS Investors.

Other expense increased $3.3 million, or 6%, to $55.8 million, as compared to $52.5 million for the three months ended June 30, 2017, primarily due to a $4.0 million charge for the regulatory matter further discussed in Note 7 of Notes to Consolidated Financial Statements and a $2.2 million increase in advertising expenses, offset in part by $2.8 million of foreign currency gains.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Interest income	$2.4	$1.5	$0.9	60%
Interest expense	(29.9)	(29.3)	(0.6)	2
Other income, net	7.3	11.4	(4.1)	(36)
Non-operating income of consolidated investment vehicles, net	3.6	1.0	2.6	n/m
Total Non-Operating Income (Expense)	$(16.6)	$(15.4)	$(1.2)	8%
n/m - not meaningful

Other income, net, totaled $7.3 million for the three months ended June 30, 2018, as compared to $11.4 million for the three months ended June 30, 2017. The change was primarily due to a $4.2 million decrease in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding increase in compensation expense.

Non-operating income of consolidated investment vehicles, net, totaled $3.6 million for the three months ended June 30, 2018, as compared to $1.0 million for the three months ended June 30, 2017. The change was due to activity of the CIVs during the respective periods. See Notes 2 and 14 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision
The income tax provision was $30.7 million for the three months ended June 30, 2018, as compared to $28.3 million for the three months ended June 30, 2017. The effective tax rate was 28.1% for the three months ended June 30, 2018, as compared to 30.8% for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018, reflects current estimates of the impact of H.R. 1 "An Act to Provide for the Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (the "Tax Law"). The Tax Law changes are wide ranging and complex, and the assessment of their impact could change in subsequent quarters as more detailed information and guidance is obtained and analyzed. For the three months ended June 30, 2018, discrete tax expense of $0.5 million was also recognized for vested stock awards with a grant date exercise price higher than the vesting date stock prices and $0.6 million was recognized for the state of Maryland law change from a three-factor apportionment factor to a single sales apportionment factor, which together increased the effective tax rate by 1.0 percentage point.

Noncontrolling interests in EnTrustPermal, Clarion Partners and Royce are structured as partnerships that pass an allocable portion of tax attributes and obligations to the related noncontrolling interest holders. As such, the consolidated financial statements do not generally include any tax provision/benefit associated with the net income allocated to these noncontrolling interests. For the three months ended June 30, 2018 and 2017, the impact of noncontrolling interests resulted in a reduction in the effective tax rate of 3.8 percentage points and 3.5 percentage points, respectively.

CIVs and other consolidated sponsored investment products reduced the effective tax rate by 0.7 percentage points and 0.2 percentage points for the three months ended June 30, 2018 and 2017, respectively.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2018, totaled $66.1 million, or $0.75 per diluted share, as compared to $50.9 million, or $0.52 per diluted share, for the three months ended June 30, 2017. The increase in Net Income Attributable to Legg Mason, Inc. was largely due to the impairment charges of $34.0 million, or

$0.24 per diluted share, recognized in the three months ended June 30, 2017, offset in part by the credits totaling $16.6 million, or $0.12 per diluted share, related to the previously mentioned fair value adjustments also recognized in the three months ended June 30, 2017. Net Income Attributable to Legg Mason, Inc. per diluted share also benefited from a reduction in weighted-average shares outstanding as a result of share repurchases during fiscal 2018. Operating margin was 16.8% for the three months ended June 30, 2018, as compared to 13.5% for the three months ended June 30, 2017.

Quarter Ended June 30, 2018, Compared to Quarter Ended March 31, 2018
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2018, was $66.1 million, or $0.75 per diluted share, as compared to $9.3 million, or $0.10 per diluted share, for the three months ended March 31, 2018. The increase in Net Income Attributable to Legg Mason, Inc. was largely driven by a regulatory charge of $67.0 million, or $0.76 per diluted share, recognized during the three months ended March 31, 2018.

Operating revenues decreased to $747.9 million in the three months ended June 30, 2018, as compared to $785.1 million in the three months ended March 31, 2018. The decrease in operating revenues was primarily due to a decrease of $21.6 million in performance fees that were not passed through as compensation expense, primarily at Brandywine, Martin Currie, and EnTrustPermal. A $12.7 million decrease in advisory revenue, reflecting a 2% decrease in average AUM, also contributed to the decrease.

Operating expenses decreased to $622.2 million for the three months ended June 30, 2018, as compared to $685.3 million for the three months ended March 31, 2018, primarily due to a regulatory charge of $67.0 million recognized during the three months ended March 31, 2018.

Non-operating expense, net, decreased $26.5 million, to $16.6 million for the three months ended June 30, 2018, as compared to $43.1 million for the three months ended March 31, 2018, primarily due to net market gains of corporate investments of $17.1 million, which are not offset in compensation, a $3.5 million increase due to net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding increase in compensation. In addition, non-operating income (expense) of CIVs, which has no impact on Net Income Attributable to Legg Mason, Inc., as the gains are fully attributable to noncontrolling interests, increased $5.1 million.

Operating margin was 16.8% for the three months ended June 30, 2018, as compared to 12.7% for the three months ended March 31, 2018, which reflects the impact of the regulatory charge recognized in the three months ended March 31, 2018, as discussed above.

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

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing arrangements, amortization related to intangible assets, income (loss) of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, certain unusual and other non-core charges (including the previously disclosed regulatory charge), and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, and less performance fees that are passed through as compensation expense or net income (loss) attributable to noncontrolling interests, which we refer to as "Operating Revenues, as Adjusted." The deferred compensation items are removed from Operating Income in the calculation because they are offset by an equal amount in Non-operating income (expense), net, and thus have no impact on Net Income Attributable to Legg Mason, Inc. We adjust for the impact of the amortization of management contract assets and the impact of fair value adjustments of contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Impairment charges, certain unusual and other non-core charges (including the previously disclosed regulatory charge), and income (loss) of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted, in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. We also use Operating Revenues, as Adjusted, in the calculation to show the operating margin without performances fees which are passed through as compensation expense or net income (loss) attributable to noncontrolling interests per the terms of certain more recent acquisitions. Operating Revenues, as Adjusted, also include our advisory revenues we receive from consolidated investment vehicles that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities. It excludes items that have no impact on Net Income Attributable to Legg Mason, Inc. and indicates what our operating margin would have been without distribution revenues that are passed through to third parties as a direct cost of selling our products, performance fees that are passed through as compensation expense or net income (loss) attributable to noncontrolling interests per the terms of certain more recent acquisitions, amortization related to intangible assets, changes in the fair value of contingent consideration liabilities, if any, impairment charges, certain unusual and other non-core charges (including the previously disclosed regulatory charge), and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net Income Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017
Operating Revenues, GAAP basis	$747,905	$785,052	$793,842
Plus (less):
Pass-through performance fees	(12,620)	(13,482)	(65,431)
Operating revenues eliminated upon consolidation of investment vehicles	203	228	44
Distribution and servicing expense, excluding consolidated investment vehicles	(116,558)	(119,312)	(122,349)
Operating Revenues, as Adjusted	$618,930	$652,486	$606,106

Operating Income, GAAP basis	$125,676	$99,710	$107,205
Plus (less):
Gains on deferred compensation and seed investments, net	1,272	(2,240)	5,428
Impairment of intangible assets	—	—	34,000
Amortization of intangible assets	6,180	6,112	6,339
Charge related to regulatory matter	4,000	67,000	—
Contingent consideration fair value adjustments	426	(15,518)	(16,550)
Operating (income) loss of consolidated investment vehicles, net	616	(40)	67
Operating Income, as Adjusted	$138,170	$155,024	$136,489

Operating Margin, GAAP basis	16.8%	12.7%	13.5%
Operating Margin, as Adjusted	22.3	23.8	22.5

Operating Margin, as Adjusted, for the three months ended June 30, 2018, March 31, 2018, and June 30, 2017, was 22.3%, 23.8%, and 22.5%, respectively. Operating Margin, as Adjusted, for the three months ended June 30, 2018, March 31, 2018 and June 30, 2017, was reduced by 0.2 percentage points, 0.3 percentage points and 0.4 percentage points, respectively, due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust.

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

The calculation of Adjusted EBITDA is as follows (dollars in thousands):

	Three Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017
Cash provided by (used in) operating activities, GAAP basis	$(102,170)	$197,550	$(115,484)
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	29,356	29,880	28,330
Current tax expense	8,878	14,426	6,072
Net change in assets and liabilities	215,016	(128,797)	215,255
Net change in assets and liabilities of consolidated investment vehicles	14,580	16,569	31,761
Net income attributable to noncontrolling interests	(12,275)	(7,374)	(12,617)
Net gains (losses) and earnings on investments	6,792	(3,179)	5,546
Net gains on consolidated investment vehicles	3,583	(1,535)	997
Other	(374)	(1,981)	77
Adjusted EBITDA	$163,386	$115,559	$159,937

Adjusted EBITDA for the three months ended June 30, 2018, March 31, 2018, and June 30, 2017, was $163.4 million, $115.6 million, and $159.9 million, respectively. The increase for both the three months ended June 30, 2018, as compared to the three months ended March 31, 2018, and the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to an increase in net income, adjusted for non-cash items.

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

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. However, we have executed total return swap arrangements with investors in two ETFs, and as a result we receive the related investment gains and losses on the ETFs and are required to consolidate these ETFs. At June 30, 2018, the total return swap notional values aggregate $38.2 million. Otherwise, we have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs and other consolidated sponsored investment products beyond our investments in and investment advisory fees generated from these products, which are eliminated in consolidation. Additionally, creditors of the CIVs and other consolidated sponsored investment products have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At June 30, 2018, cash and cash equivalents, total assets, long-term debt, net, and stockholders' equity were $0.6 billion, $7.9 billion, $2.2 billion and $3.8 billion, respectively. Total assets include amounts related to CIVs and other consolidated sponsored investment products of $0.2 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended June 30 (in millions):

	2018	2017
Cash flows used in operating activities	$(102.2)	$(115.5)
Cash flows used in investing activities	(14.3)	(3.7)
Cash flows used in financing activities	(30.1)	(123.5)
Effect of exchange rate changes	(10.1)	(0.4)
Net change in cash, cash equivalents, and restricted cash	(156.7)	(243.1)
Cash, cash equivalents and restricted cash, beginning of period	773.8	754.3
Cash, cash equivalents and restricted cash, end of period	$617.1	$511.2

Cash outflows used in operating activities during the three months ended June 30, 2018, were $102.2 million, primarily related to annual payments for accrued and deferred compensation, offset in part by Net Income, adjusted for non-cash items. Cash outflows used in operating activities during the three months ended June 30, 2017, were $115.5 million, primarily related to annual payments for accrued and deferred compensation, offset in part by Net Income, adjusted for non-cash items.

Cash outflows used in investing activities during the three months ended June 30, 2018, were $14.3 million, primarily related to payments made for fixed assets, offset in part by returns of capital received on certain investments in partnerships and limited liability companies. Cash outflows used in investing activities during the three months ended June 30, 2017, were $3.7 million, primarily related to payments made for fixed assets, offset in part by a contingent payment received in connection with the prior sale of a business.

Cash outflows used in financing activities during the three months ended June 30, 2018, were $30.1 million, primarily related to dividends paid of $24.6 million. Cash outflows used in financing activities during the three months ended June 30, 2017, were $123.5 million, primarily related to the repurchase of 2.4 million shares of our common stock for $89.6 million and dividends paid of $21.2 million.

We expect that over the next 12 months cash generated from our operating activities and available cash on hand will be adequate to support our operating cash needs. We currently intend to utilize our available resources for any number of potential activities, including, but not limited to, repayment of outstanding debt, acquisitions, seed capital investments in new and existing products, or payment of increased dividends. In addition to our ordinary operating cash needs and resolution of the regulatory matter discussed in Note 7 of Notes to Consolidated Financial Statements, we anticipate other cash needs during the next 12 months, as discussed below.

Contingent Consideration
As of June 30, 2018, we had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining aggregate contingent consideration and the Contingent consideration liability (in millions). Additional details regarding contingent consideration are discussed below.

	RARE Infrastructure	QS Investors	Other(2)	Total
Maximum Remaining Contingent Consideration(1)	$78.4	$23.4	$1.9	$103.7
Contingent consideration liability
Current Contingent consideration	$—	$4.2	$—	$4.2
Non-current Contingent consideration	—	—	1.9	1.9
Balance as of June 30, 2018	$—	$4.2	$1.9	$6.1

(1)	Using the applicable exchange rate as of June 30, 2018 for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to two small acquisitions completed in December 2017.

On October 21, 2015, we acquired a majority interest in RARE Infrastructure. Contingent consideration catch-up adjustments of up to $78.4 million (using the foreign exchange rate as of June 30, 2018 for the maximum 106 million Australia dollar amount per the contract), may be due through March 31, 2019, dependent on the achievement of certain net revenue targets; however, as of June 30, 2018, no such payments are expected to be due.

Effective May 31, 2014, we completed the acquisition of QS Investors. Contingent consideration of up to $20 million for the fourth anniversary payment, and up to $3 million for a potential catch-up adjustment for the second anniversary payment shortfall, may be due in July 2018 (expected to be paid in August 2018), dependent on the achievement of certain net revenue targets.

See Note 7 of Notes to Consolidated Financial Statements for additional information.

Noncontrolling Interests
As further described below, we may be obligated to settle noncontrolling interests related to certain affiliates. The following table presents a summary of our affiliate noncontrolling interests (in millions), excluding amounts related to management equity plans, as of June 30, 2018. The ultimate timing of noncontrolling interest settlements are generally too uncertain to project with any accuracy.

	EnTrustPermal	Clarion Partners	RARE Infrastructure	Other	Total
Affiliate noncontrolling interests as of June 30, 2018	$387.5	$113.1	$65.7	$1.4	$567.7

Noncontrolling interests of 35% of the outstanding equity of EnTrust Permal, 18% of the outstanding equity of Clarion Partners and 25% of RARE Infrastructure are subject to put and call provisions that may result in future cash outlays.

On July 2, 2018, we were notified that the corporate minority owner in RARE Infrastructure was exercising the put option for its 10% ownership interest. The ultimate settlement value is subject to an independent fair value determination which is expected to be less than the recorded balance of approximately $29 million. The transaction is expected to be completed during the quarter ended September 30, 2018.

See Notes 7 and 12 of Notes to Consolidated Financial Statements for additional information.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with Royce. Under this management equity plan, as of June 30, 2018, noncontrolling interests equivalent to 19.0% in the Royce entity have been issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). As of June 30, 2018, the estimated redemption value for units under management equity plans aggregated $90 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Future Outlook
As of June 30, 2018, we had approximately $315 million in cash and cash equivalents in excess of our working capital and regulatory requirements. We plan to continue to apply funds that otherwise would have been allocated to share repurchases to repay the outstanding borrowings under our Credit Agreement through the end of calendar year 2018. After the outstanding borrowings under our Credit Agreement have been fully repaid, we intend to accumulate cash to repay the $250 million of outstanding 2.7% Senior Notes due July 2019. Accordingly, we do not currently intend to repurchase significant shares of our common stock prior to June 2019. As of June 30, 2018, we have approximately $375 million of available borrowing capacity under our Credit Agreement, which terminates in December 2020, and can be increased by another $500 million with the approval of the lenders. While we do not currently expect to raise incremental debt or equity financing over the next 12 months, we intend to continue to grow our ETF business and are exploring various options to facilitate the launch of and provide capital to these new products. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts available under our Credit Agreement, such as an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as further reducing future share repurchases, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

Our liquid assets include cash, cash equivalents, and certain current investment securities. As of June 30, 2018, our total liquid assets of approximately $763 million, included $308 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries were not significant. In order to supplement cash available in the U.S. for general corporate purposes, we plan to utilize up to approximately $66 million of foreign cash over the next several years and anticipate that $33 million will be in the form of debt service payments by foreign affiliates, with the remainder provided from distribution of forecasted future offshore earnings. No further repatriation of foreign earnings is currently planned.

Other
In connection with the acquisition of Clarion Partners in April 2016, we committed to provide $100 million of seed capital to Clarion Partners products, after the second anniversary of the transaction closing. We also committed to contribute up to $5 million of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, the final $2.5 million of which was paid during the three months ended June 30, 2018.

As of June 30, 2018, less than 1% of total assets (5% of financial assets at fair value) and less than 1% of total liabilities (63% of financial liabilities measured at fair value) meet the definition of Level 3.

On July 31, 2018, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.34 per share, payable on October 23, 2018.

Contractual and Contingent Obligations
We have contractual obligations to make future payments, principally in connection with our long-term debt, non-cancelable lease agreements, acquisition agreements and service agreements. See Notes 6 and 7 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs and other consolidated sponsored investment products, as we are not responsible or liable for these obligations:

	Remaining2019	2020	2021	2022	2023	Thereafter	Total
Contractual Obligations
Short-term borrowings by contract maturity(1)	$125.5	$—	$—	$—	$—	$—	$125.5
Long-term borrowings by contract maturity	—	250.0	—	—	—	2,000.0	2,250.0
Interest on long-term borrowings and credit facility commitment fees	103.0	109.7	106.1	105.4	105.4	2,167.4	2,697.0
Minimum rental and service commitments	106.8	124.0	106.3	96.2	86.9	120.6	640.8
Contributions to pension plan(2)	—	3.1	3.1	3.1	3.1	8.0	20.4
Total Contractual Obligations	335.3	486.8	215.5	204.7	195.4	4,296.0	5,733.7
Contingent Obligations
Payments related to business acquisitions:(3)
RARE Infrastructure	78.4	—	—	—	—	—	78.4
Other	24.0	0.7	0.6	—	—	—	25.3
Total payments related to business acquisitions	102.4	0.7	0.6	—	—	—	103.7
Total Obligations(4)(5)(6)	$437.7	$487.5	$216.1	$204.7	$195.4	$4,296.0	$5,837.4

(1)	Represents borrowings under our Credit Agreement, which does not expire until December 2020.

(2)
Represents contributions to be made by Martin Currie to its legacy pension plan on an annual basis through May 2024, with a final payment due November 2024 (using the exchange rate as of June 30, 2018 for the £2.3 million annual committed contribution amount and the £1.5 million final payment amount).

(3)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of June 30, 2018, for amounts denominated in currencies other than the U.S. dollar. The related contingent consideration liabilities had an aggregate fair value of $6.1 million as of June 30, 2018. See Note 7 of Notes to Consolidated Financial Statements.

(4)
The table above does not include approximately $44.3 million in capital commitments to investment partnerships in which we are a limited partner, which will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2030 or $100 million of co-investment commitment associated with the Clarion Partners acquisition.

(5)
The table above does not include amounts for uncertain tax positions of $53.5 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(6)
The table above does not include redeemable noncontrolling interests related to minority equity interests in our affiliates and affiliate management equity plans with key employees of Clarion Partners and ClearBridge of $602 million as of June 30, 2018, because the timing and amount of any related cash outflows cannot be reliably estimated. Redeemable noncontrolling interests of CIVs of $145.7 million as of June 30, 2018, are also excluded from the table above because we have no obligations in relation to these amounts. Potential obligations arising from the ultimate settlement of awards under the affiliate management equity plan with key employees of Royce are also excluded due to the uncertainty of the timing and amounts ultimately payable. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Critical Accounting Policies
The following Critical Accounting Policies have been updated from our Annual Report on Form 10-K for the year ended March 31, 2018.

Revenue Recognition
Effective April 1, 2018, we adopted updated accounting guidance on revenue recognition on a modified retrospective basis for any contracts that were not complete as of the April 1, 2018 adoption date. The updated guidance provides a single, comprehensive revenue recognition model for all contracts with customers, improves comparability and removes inconsistencies in revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The adoption of the updated guidance did not result in significant changes to our prior revenue recognition practices, except for the timing of the recognition of certain performance and incentive fees, the capitalization and amortization of certain sales commissions for separate accounts, and the net presentation of certain fund expense reimbursements which were previously presented on a gross basis. Each of these changes to our previous revenue recognition practices is further discussed below.
We primarily earn revenues by providing investment management services and distribution and shareholder services for its customers, which are generally investment funds or the underlying investors in separately managed accounts. As further discussed below, revenues are calculated based on the value of the investments under management and are recognized when obligations under the terms of contracts with customers are satisfied, which is generally over time as the services are rendered.

We have responsibility for the valuation of AUM, substantially all of which is based on observable market data from independent pricing services, fund accounting agents, custodians or brokers.

Investment Advisory Fees
We earn investment advisory fees on assets in separately managed accounts, investment funds, and other products managed for our clients. Generally, investment management services are a single performance obligation, as they include a series of distinct services that are substantially the same and are transferred to the customer over time using the same time-based measure of progress. Investment management services are satisfied over time as the customer simultaneously receives and consumes the benefits as the advisory services are performed.

Separate Account and Funds Advisory Fees
Separate account and funds advisory fees are variable consideration which is primarily based on predetermined percentages of the daily, monthly or quarterly average market value of the AUM, as defined in the investment management agreements. The average market value of AUM is subject to change based on fluctuations and volatility in financial markets, and as such, separate account and funds advisory fees are constrained until the end of the month or quarter when the actual average market value of the AUM is known and a significant revenue reversal is no longer probable. Therefore, separate account and funds advisory fees are included in the transaction price and allocated to the investment management services performance obligation at the end of each monthly or quarterly reporting period, as specified in the investment management contract. Payment for services under investment management contracts is due once the variable consideration is allocated to the transaction price, and generally within 30 days. Recognition of separate account and funds advisory fee revenue under the updated guidance is consistent with our prior revenue recognition process.

Performance and Incentive Fees
Performance and incentive fees are variable consideration that may be earned on certain investment management contracts for exceeding performance benchmarks on a relative or absolute basis or for exceeding contractual return thresholds. Performance and incentive fees are estimated at the inception of a contract however, a range of outcomes is possible due to factors outside the control of the investment manager, particularly market conditions. Performance and incentive fees are therefore excluded from the transaction price until it becomes probable that a significant reversal in the cumulative amount of revenue recognized will not occur. A portion of performance and incentive fees are earned based on 12-month performance periods that end in differing quarters during the year, with a portion also based on quarterly performance periods. We also earn performance and incentive fees on alternative and certain other products that lock at the earlier of the investor’s termination date or the liquidation of the fund or contract, in multiple-year intervals, or specific events, such as the sale of assets. For certain of these products, performance and incentive fees may be recognized as revenue earlier under the updated guidance than under prior revenue recognition practices, which deferred recognition until all contingencies were resolved.

Any such performance and incentive fees recognized prior to the resolution of all contingencies are recorded as a contract asset in Other current assets or Other non-current assets in the Consolidated Balance Sheet.

Fee Waivers and Fund Expense Reimbursements
We may waive certain fees for investors or may reimburse our investment funds for certain operating expenses when such expenses exceed a certain threshold. Fee waivers continue to be reported as a reduction in advisory fee revenue under the updated guidance. Under prior accounting guidance, fund expense reimbursements in excess of recognized revenue were recorded as Other expense in the Consolidated Statements of Income. Under the updated accounting guidance, these fund expense reimbursements that exceed the recognized revenue represent a change in the transaction price and are therefore reported as a reduction of Investment advisory fees - Funds in the Consolidated Statements of Income.

Distribution and Service Fees Revenue and Expense
Distribution and service fees are fees earned from funds to reimburse the distributor for the costs of marketing and selling fund shares and are generally determined as a percentage of client assets. Reported amounts also include fees earned from providing client or shareholder servicing, including record keeping or administrative services to proprietary funds, and non-discretionary advisory services for assets under advisement. Distribution and service fees earned on company-sponsored investment funds are reported as revenue. Distribution services and marketing services are considered a single performance obligation as the success of selling the underlying shares is highly dependent upon the sales and marketing efforts. Ongoing shareholder servicing is a separate performance obligation as these services are not highly interrelated and interdependent on the sale of the shares. Fees earned related to distribution and shareholder serving are considered variable consideration because they are calculated based on the average market value of the fund. The average market value of the fund is subject to change based on fluctuations and volatility in financial markets, and as such, distribution and shareholder service fees are generally constrained until the end of the month or quarter when the actual market value of the fund is known, and the related revenue is no longer subject to a significant reversal. Therefore, distribution and service fees are generally included in the transaction price at the end of each monthly or quarterly reporting period and are allocated to the two performance obligations based on the amount specified in each agreement. While distribution services are largely satisfied at the inception of an investment, the ultimate amounts of revenue are subject to the variable consideration constraint. Accordingly, a portion of distribution and service revenue will be recognized in periods subsequent to the satisfaction of the performance obligation.

Certain fund share classes only charge for distribution services at the inception of the investment based on a fixed percentage of the share price. This fixed price is allocated to the performance obligation, which is substantially satisfied at the time of the initial investment.

Recognition of distribution and service fee revenue under the updated guidance is consistent with our prior revenue recognition process.

When we enter into arrangements with broker-dealers or other third parties to sell or market proprietary fund shares, distribution and servicing expense is accrued for the amounts owed to third parties, including finders' fees and referral fees paid to unaffiliated broker-dealers or introducing parties and is recorded as Distribution and servicing expense in the Consolidated Statements of Income. Distribution and servicing expense also includes payments to third parties for certain shareholder administrative services and sub-advisory fees paid to unaffiliated asset managers.

Contract Costs and Deferred Sales Commissions
We incur ordinary costs to obtain investment management contracts and for services provided to customers in accordance with investment management agreements. These costs include commissions paid to wholesalers, employees and third-party broker dealers and administration and placement fees. Depending on the type of services provided, these fees may be paid at the time the contract is obtained or on an ongoing basis. Under the updated guidance, costs to obtain a contract should be capitalized if the costs are incremental and would not have been incurred if the contract had not been obtained, and costs to fulfill the contract should be capitalized if they relate directly to a contract, the costs will generate or enhance resources of the entity that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered. Consistent with prior accounting procedures, fund launch costs, including organizational and underwriting costs, placement fees and commissions paid to employees, wholesalers and broker-dealers for sales of fund shares are expensed as incurred, as these costs would be incurred regardless of the investor. However, commissions paid to employees and retail wholesalers in connection with the sale of retail separate accounts are considered incremental, as these fees relate to obtaining a specific contract, are calculated based on specific rates and are recoverable through the management fees earned, and are therefore capitalized under the updated accounting guidance. Such commissions were expensed as incurred under our prior accounting practices. Capitalized sales commissions are amortized based on the transfer of services to which the assets relate, which averages four years.

Commissions we pay to financial intermediaries in connection with sales of certain classes of company-sponsored mutual funds are capitalized as deferred sales commissions. The asset is amortized over periods not exceeding six years, which represent the periods during which commissions are generally recovered from distribution and service fee revenues and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC consideration is generally variable, and is based on the timing of when investors redeem their investment. Therefore, the variable consideration is included in the transaction price once the investors redeem their shares and is satisfied at a point in time. CDSC receipts are recorded as distribution and service fee revenue when received and a reduction of the unamortized balance of deferred sales commissions, with a corresponding expense. Under the updated accounting guidance, Legg Mason has elected to expense sales commissions related to certain share classes with amortization periods of one year or less as incurred.

Valuation of Financial Instruments
Effective April 1, 2018, we adopted accounting guidance on a prospective basis which requires equity investments to be measured at fair value, with changes recognized in earnings. This guidance does not apply to investments accounted for under the equity method of accounting or underlying investments of consolidated entities. The updated guidance also provides entities the option to elect to measure equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient at "adjusted cost". Under this adjusted cost method, which we have adopted, investments are initially recorded at cost, and subsequently adjusted (increased or decreased) when there is an observable transaction involving the same investment, or similar investment from the same issuer. Adjusted cost investment carrying values are also adjusted for impairments, if any.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2018, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 4.        Controls and Procedures

As of June 30, 2018, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

During the three months ended June 30, 2018, there were no material changes to the information contained in Part I, Item 1A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended June 30, 2018:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs
April 1, 2018 through April 30, 2018	6,981	$40.25	—	$—
May 1, 2018 through May 31, 2018	382,591	39.40	—	—
June 1, 2018 through June 30, 2018	297	37.63	—	—
Total	389,869	$39.42	—

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.

Item 6.        Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated June 12, 2018 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on June 12, 2018)
12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2018, filed on August 6, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	August 6, 2018	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	August 6, 2018	/s/ Peter H. Nachtwey
Peter H. Nachtwey
Senior Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated June 12, 2018 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on June 12, 2018)
12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2018, filed on August 6, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* These exhibits are management contracts or compensatory plans or arrangements.