Form 10-Q
period 2018-09-30
LEGG MASON, INC.
filed 2018-11-06
CIK 704051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-08529

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	X	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
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

As of November 2, 2018, there were 85,528,403 shares of the registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2018	March 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$611,164	$736,130
Cash and cash equivalents of consolidated investment vehicles	5,055	2,800
Restricted cash	19,579	30,428
Receivables:
Investment advisory and related fees	446,398	475,594
Other	80,885	77,024
Investment securities	404,087	399,370
Investment securities of consolidated investment vehicles	76,412	140,133
Other	68,536	65,010
Other current assets of consolidated investment vehicles	952	1,893
Total Current Assets	1,713,068	1,928,382
Fixed assets, net	153,906	148,406
Intangible assets, net	3,766,507	3,797,659
Goodwill	1,891,306	1,932,355
Deferred income taxes	194,352	202,068
Other	147,562	134,407
Other assets of consolidated investment vehicles	9,627	9,257
TOTAL ASSETS	$7,876,328	$8,152,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$406,640	$476,061
Accounts payable and accrued expenses	175,861	175,583
Short-term borrowings	—	125,500
Current portion of long-term debt	250,971	—
Other	134,902	204,264
Other current liabilities of consolidated investment vehicles	1,533	634
Total Current Liabilities	969,907	982,042
Deferred compensation	101,252	92,422
Deferred income taxes	166,543	139,787
Other	125,526	132,042
Long-term debt, net	1,970,810	2,221,810
TOTAL LIABILITIES	3,334,038	3,568,103
Commitments and Contingencies (Note 7)
REDEEMABLE NONCONTROLLING INTERESTS	632,295	732,295
STOCKHOLDERS' EQUITY
Common stock, par value $0.10; authorized 500,000,000 shares; issued 85,503,455 shares for September 30, 2018 and 84,606,408 shares for March 31, 2018	8,550	8,461
Additional paid-in capital	2,013,541	1,976,364
Employee stock trust	(22,117)	(21,996)
Deferred compensation employee stock trust	22,117	21,996
Retained earnings	1,981,939	1,894,762
Accumulated other comprehensive loss, net	(122,109)	(55,182)
Total stockholders' equity attributable to Legg Mason, Inc.	3,881,921	3,824,405
Nonredeemable noncontrolling interest	28,074	27,731
TOTAL STOCKHOLDERS' EQUITY	3,909,995	3,852,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,876,328	$8,152,534
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,			Six Months Ended September 30,
	2018		2017	2018	2017
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$261,567		$253,128	$521,462	$503,174
Funds	383,923		393,035	767,487	775,263
Performance fees	31,874		40,821	55,910	122,358
Distribution and service fees	79,074		80,668	158,264	159,574
Other	1,989		686	3,209	1,811
Total Operating Revenues	758,427		768,338	1,506,332	1,562,180
OPERATING EXPENSES
Compensation and benefits	364,885		367,951	726,453	781,258
Distribution and servicing	114,525		123,634	231,117	245,983
Communications and technology	57,489		51,299	114,229	101,602
Occupancy	27,352		25,171	52,256	49,579
Amortization of intangible assets	6,102		6,082	12,282	12,421
Impairment of intangible assets	—		—	—	34,000
Contingent consideration fair value adjustments	145		—	571	(16,550)
Other	52,201		49,782	108,020	102,263
Total Operating Expenses	622,699	—	623,919	1,244,928	1,310,556
OPERATING INCOME	135,728		144,419	261,404	251,624
NON-OPERATING INCOME (EXPENSE)
Interest income	2,420		1,572	4,866	3,040
Interest expense	(29,860)		(29,077)	(59,777)	(58,343)
Other income, net	6,627		7,289	13,879	18,677
Non-operating income (loss) of consolidated investment vehicles, net	(3,998)		2,094	(415)	3,091
Total Non-Operating Income (Expense)	(24,811)		(18,122)	(41,447)	(33,535)
INCOME BEFORE INCOME TAX PROVISION	110,917		126,297	219,957	218,089
Income tax provision	29,844		38,673	60,519	66,928
NET INCOME	81,073		87,624	159,438	151,161
Less: Net income attributable to noncontrolling interests	8,270		11,960	20,545	24,577
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$72,803		$75,664	$138,893	$126,584

NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. STOCKHOLDERS:
Basic	$0.82		$0.78	$1.57	$1.30
Diluted	0.82		0.78	1.57	1.29
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
NET INCOME	$81,073	$87,624	$159,438	$151,161
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,658)	21,442	(68,020)	32,113
Changes in defined benefit pension plan	211	121	1,093	240
Total other comprehensive income (loss)	(14,447)	21,563	(66,927)	32,353
COMPREHENSIVE INCOME	66,626	109,187	92,511	183,514
Less: Comprehensive income attributable to noncontrolling interests	9,742	10,483	24,627	22,767
COMPREHENSIVE INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$56,884	$98,704	$67,884	$160,747
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2018	2017
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$8,461	$9,573
Stock options exercised	16	32
Deferred compensation employee stock trust	—	1
Stock-based compensation	112	89
Employee tax withholdings by settlement of net share transactions	(39)	(34)
Shares repurchased and retired	—	(472)
Ending balance	8,550	9,189
ADDITIONAL PAID-IN CAPITAL
Beginning balance	1,976,365	2,385,726
Stock options exercised	5,231	9,304
Deferred compensation employee stock trust	302	285
Stock-based compensation	34,814	38,994
Employee tax withholdings by settlement of net share transactions	(15,422)	(13,017)
Shares repurchased and retired	—	(179,177)
Redeemable noncontrolling interest reclassification for affiliate management equity plans and affiliate noncontrolling interest	12,251	—
Ending balance	2,013,541	2,242,115
EMPLOYEE STOCK TRUST
Beginning balance	(21,996)	(24,057)
Shares issued to plans	(302)	(286)
Distributions and forfeitures	181	2,617
Ending balance	(22,117)	(21,726)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	21,996	24,057
Shares issued to plans	302	286
Distributions and forfeitures	(181)	(2,617)
Ending balance	22,117	21,726
RETAINED EARNINGS
Beginning balance	1,894,762	1,694,859
Net income attributable to Legg Mason, Inc.	138,893	126,584
Dividends declared	(61,441)	(54,177)
Reclassification to noncontrolling interest for net increase in estimated redemption value of affiliate management equity plans and affiliate noncontrolling interests	(2,538)	(2,295)
Adoption of new revenue recognition guidance	12,263	—
Adoption of new stock-based compensation guidance	—	24,327
Ending balance	1,981,939	1,789,298
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Beginning balance	(55,182)	(106,784)
Changes in defined benefit pension plan	1,093	240
Foreign currency translation adjustment	(68,020)	32,113
Ending balance	(122,109)	(74,431)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,881,921	3,966,171
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	27,731	27,798
Net income attributable to noncontrolling interests	4,937	4,291
Distributions	(4,594)	(4,063)
Ending balance	28,074	28,026
TOTAL STOCKHOLDERS’ EQUITY	$3,909,995	$3,994,197
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$159,438	$151,161
Adjustments to reconcile Net Income to net cash provided by operations:
Impairments of intangible assets	—	34,000
Depreciation and amortization	36,143	36,634
Accretion and amortization of securities discounts and premiums, net	1,080	1,670
Stock-based compensation	35,225	39,531
Net unrealized losses (gains) on investments	3,237	(10,800)
Net gains and earnings on investments	(15,128)	(7,037)
Net losses (gains) of consolidated investment vehicles	415	(3,091)
Deferred income taxes	41,666	51,194
Contingent consideration fair value adjustments	571	(16,550)
Other	217	(272)
Decrease (increase) in assets:
Investment advisory and related fees receivable	24,621	(4,978)
Net (purchases) sales of trading and other investments	(12,544)	29,853
Other receivables	(15,697)	9,207
Other assets	(14,482)	11,456
Assets of consolidated investment vehicles	69,225	(31,100)
Increase (decrease) in liabilities:
Accrued compensation	(64,931)	(96,720)
Deferred compensation	8,831	11,386
Accounts payable and accrued expenses	2,488	(9,301)
Other liabilities	(73,876)	(21,237)
Other liabilities of consolidated investment vehicles	899	(100)
CASH PROVIDED BY OPERATING ACTIVITIES	$187,398	$174,906

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2018	2017
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(29,831)	$(15,846)
Business investments	—	(2,250)
Contingent payment from prior sale of businesses	923	2,561
Returns of capital and proceeds from sales and maturities of investments	7,671	8,173
CASH USED IN INVESTING ACTIVITIES	(21,237)	(7,362)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(54,719)	(47,639)
Distributions to affiliate noncontrolling interests	(22,004)	(27,076)
Payment of contingent consideration	(4,319)	—
Net (redemptions) subscriptions attributable to noncontrolling interests	(68,856)	19,624
Employee tax withholdings by settlement of net share transactions	(15,461)	(13,051)
Issuances of common stock for stock-based compensation	5,548	9,622
Decrease in short-term borrowings	(125,500)	—
Repurchases of common stock	—	(179,649)
CASH USED IN FINANCING ACTIVITIES	(285,311)	(238,169)
EFFECT OF EXCHANGE RATES	(14,559)	(1,245)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(133,709)	(71,870)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
BEGINNING OF PERIOD	773,765	754,339
END OF PERIOD	$640,056	$682,469
Supplemental Disclosures
Cash paid for:
Income taxes, net of refunds of $9,505 in 2017	$22,104	$7,277
Interest	58,719	56,670

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$611,164	$654,234
Restricted cash:
Corporate restricted cash	19,579	21,547
Cash and cash equivalents of consolidated investment vehicles	5,055	2,475
Affiliate employee benefit trust cash included in Other non-current assets	4,258	4,213
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$640,056	$682,469
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
September 30, 2018
(Unaudited)

1. Interim Basis of Reporting

The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively “Legg Mason”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). The interim consolidated financial statements have been prepared using the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The preparation of interim consolidated financial statements requires management to make assumptions and estimates that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates and the differences could have a material impact on the interim consolidated financial statements. Terms such as “we,” “us,” “our,” and “Company” refer to Legg Mason.

The nature of Legg Mason's business is such that the results of any interim period are not necessarily indicative of the results of a full year. Certain disclosures included in the Company's annual report are not required to be included on an interim basis in the Company's Quarterly Reports on Form 10-Q. The Company has condensed or omitted these disclosures. Certain amounts in prior period financial statements have been reclassified to conform to new guidance and/or the current period presentation, including the classification and presentation of restricted cash and certain distributions received from equity method investees in the Consolidated Statements of Cash Flows, as discussed below.

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

Certain of the investment products Legg Mason sponsors and manages are considered to be variable interest entities ("VIEs") (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Legg Mason may fund the initial cash investment in certain VRE investment products to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed in Note 3, the products with “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. As of September 30, 2018, March 31, 2018, and September 30, 2017, no consolidated VREs were designated as CIVs.

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

As of September 30, 2018, March 31, 2018 and September 30, 2017, Legg Mason concluded it was the primary beneficiary of certain VIEs, which were consolidated and designated as CIVs, because it held significant financial interests in the funds. In addition, Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored exchange traded funds ("ETFs"). Under the terms of the total return swaps, Legg Mason absorbs all of the related gains and losses on the underlying ETF investments of these financial intermediaries, and therefore has variable interests in the related funds and, if significant, may be deemed the primary beneficiary. As of September 30, 2018, March 31, 2018, and September 30, 2017, Legg Mason consolidated the ETFs with significant open total return swap arrangements, which were designated as CIVs. See Note 14 for additional information.

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

Legg Mason also has responsibility for the valuation of assets under management ("AUM"), substantially all of which is based on observable market data from independent pricing services, fund accounting agents, custodians or brokers.

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

Performance and Incentive Fees
Performance and incentive fees are variable consideration that may be earned on certain investment management contracts for exceeding performance benchmarks on a relative or absolute basis or for exceeding contractual return thresholds. Performance and incentive fees are estimated at the inception of a contract; however, a range of outcomes is possible due to factors outside the control of the investment manager, particularly market conditions. Performance and incentive fees are therefore excluded from the transaction price until it becomes probable that a significant reversal in the cumulative amount of revenue recognized will not occur. A portion of Legg Mason's performance and incentive fees are earned based on 12-month performance periods that end in differing quarters during the year, with a portion also based on quarterly performance periods. Legg Mason also earns performance and incentive fees on alternative and certain other products that lock at the earlier of the investor’s termination date or the liquidation of the fund or contract, in multiple-year intervals, or upon the occurrence of specific events, such as the sale of assets. For certain of these products, performance and incentive fees may be recognized as revenue earlier under the updated guidance than under prior revenue recognition practices, which deferred recognition until all contingencies were resolved. Any such performance fees recognized prior to the resolution of all contingencies are recorded as a contract asset in Other current assets or Other non-current assets in the Consolidated Balance Sheet, depending on the length of time until the contingencies are resolved.

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

Contract Costs and Deferred Sales Commissions
Legg Mason incurs ordinary costs to obtain investment management contracts and for services provided to customers in accordance with investment management agreements. These costs include commissions paid to wholesalers, employees and third-party broker dealers and administration and placement fees. Depending on the type of services provided, these fees may be paid at the time the contract is obtained or on an ongoing basis. Under the updated guidance, costs to obtain a contract should be capitalized if the costs are incremental and would not have been incurred if the contract had not been obtained, and costs to fulfill the contract should be capitalized if they relate directly to a contract, the costs will generate or enhance resources of the entity that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered. Consistent with prior accounting procedures, fund launch costs, including organizational and underwriting costs, placement fees and commissions paid to employees, wholesalers and broker-dealers for sales of fund shares are expensed as incurred, as these costs would be incurred regardless of the investor. However, commissions paid to employees and retail wholesalers in connection with the sale of retail separate accounts are considered incremental, as these fees relate to obtaining a specific contract, are calculated based on specified rates and are recoverable through the management fees earned, and are therefore capitalized under the updated accounting guidance. Such commissions were expensed as incurred under Legg Mason’s prior accounting practices. Capitalized sales commissions are amortized based on the transfer of services to which the assets relate, which averages four years. Legg Mason recorded a cumulative-effect adjustment on the Consolidated Balance Sheet as of April 1, 2018, as referenced below.

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

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the six months ended September 30, 2018 and 2017, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $1,560 and $4,047 at September 30, 2018 and March 31, 2018, respectively.

Under the updated accounting guidance, Legg Mason has elected to expense sales commissions related to certain fund share classes with amortization periods of one year or less as incurred. Legg Mason recorded a cumulative-effect adjustment on the Consolidated Balance Sheet as of April 1, 2018, as referenced below, to reflect the expense associated with such commissions, which had previously been capitalized under Legg Mason's prior accounting practices.

Impact of the Adoption of Updated Revenue Recognition Accounting Guidance
The cumulative effect of the changes made to Legg Mason’s Consolidated Balance Sheet as of April 1, 2018 for the adoption of the updated revenue recognition accounting guidance were as follows:

		Adjustment due to Adoption of Updated Accounting Guidance
Consolidated Balance Sheet	Balance as of March 31, 2018	Capitalized Sales Commissions	Deferred Sales Commissions	Total	Balance as of April 1, 2018
Assets
Other, current	$65,010	$9,615	$—	$9,615	$74,625
Deferred income taxes	202,068	(1,148)	—	(1,148)	200,920
Other, non-current	134,407	10,316	(2,576)	7,740	142,147
Liabilities
Deferred income taxes	$139,787	$3,944	$—	$3,944	$143,731
Stockholders' Equity
Retained Earnings	$1,894,762	$14,839	$(2,576)	$12,263	$1,907,025

The impact of the adoption of the updated revenue recognition accounting guidance on the Consolidated Balance Sheet and the Consolidated Statements of Income was as follows:

	September 30, 2018
		Impact of the Adoption of Updated Accounting Guidance
Consolidated Balance Sheet	Balances Excluding the Adoption of Updated Accounting Guidance	Capitalized Sales Commissions	Deferred Sales Commissions	Total	As Reported
Assets
Other, current	$60,450	$8,086	$—	$8,086	$68,536
Deferred income taxes	195,500	(1,148)	—	(1,148)	194,352
Other, non-current	138,313	10,939	(1,690)	9,249	147,562
Liabilities
Deferred income taxes	$162,599	$3,944	$—	$3,944	$166,543
Stockholders Equity
Retained Earnings	$1,969,696	$13,933	$(1,690)	$12,243	$1,981,939

Consolidated Statements of Income

	Three months ended September 30, 2018
		Impact of the Adoption of Updated Accounting Guidance
	Balances Excluding the Adoption of Updated Accounting Guidance	Capitalized Sales Commissions	Deferred Sales Commissions	Fund Expense Reimbursements	Total	As Reported
Operating Revenues
Investment advisory fees:
Funds	$384,964	$—	$—	$(1,041)	$(1,041)	$383,923
Operating Expenses
Compensation and benefits	$364,332	$553	$—	$—	$553	$364,885
Distribution and servicing	115,064	—	(539)	—	(539)	114,525
Other	53,242	—	—	(1,041)	(1,041)	52,201

	Six months ended September 30, 2018
		Impact of the Adoption of Updated Accounting Guidance
	Balances Excluding the Adoption of Updated Accounting Guidance	Capitalized Sales Commissions	Deferred Sales Commissions	Fund Expense Reimbursements	Total	As Reported
Operating Revenues
Investment advisory fees:
Funds	$769,811	$—	$—	$(2,324)	$(2,324)	$767,487
Operating Expenses
Compensation and benefits	$725,546	$907	$—	$—	$907	$726,453
Distribution and servicing	232,003	—	(886)	—	(886)	231,117
Other	110,344	—	—	(2,324)	(2,324)	108,020

Cash Flow Reporting
Effective April 1, 2018, Legg Mason adopted updated accounting guidance on a retrospective basis which clarifies the classification and presentation of restricted cash, investment activity and other items in the statements of cash flows. The updated guidance requires entities to include restricted cash and restricted cash equivalents in the cash and cash equivalents balances on the consolidated statements of cash flows and to disclose a reconciliation between the balances on the consolidated statements of cash flows and the consolidated balance sheets. Legg Mason includes cash of consolidated investment vehicles and affiliate benefit trust cash in restricted cash. Legg Mason’s restricted cash balances at September 30, 2018 and 2017, were $28,892 and $28,235, respectively. The updated guidance also clarifies how distributions from equity method investees should be classified based on either the cumulative earnings or the nature of distribution approach. Legg Mason elected to apply the nature of distribution approach when classifying distributions received from equity method investees. As a result of adopting this aspect of the updated guidance, $2,667 was reclassified from Cash Provided by Operating Activities to Cash Used in Investing Activities in the Consolidated Statement of Cash Flows for the six months ended September 30, 2017.

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

Recent Accounting Developments
In August 2018, the Financial Accounting Standards Board ("FASB") updated the guidance to clarify accounting for implementation costs incurred for a cloud computing arrangement that is a service contract. The update conforms the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the accounting guidance that provides for capitalization of costs incurred to develop or obtain internal-use-software.  The updated guidance is effective for Legg Mason in fiscal 2021, unless adopted earlier.  Legg Mason is evaluating its adoption.

In August 2018, the FASB also updated the guidance for fair value measurements. The updated guidance modifies disclosure requirements based on the revised FASB Conceptual Framework for Financial Reporting finalized in August 2018. The updated guidance will be effective in fiscal 2021, unless adopted earlier. Legg Mason is evaluating its adoption.

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

In January 2017, the FASB updated the guidance to simplify the test for goodwill impairment.  The updated guidance still requires entities to perform annual goodwill impairment tests by comparing the fair value of a reporting unit with its related carrying amount, but it eliminates the requirement to potentially calculate the implied fair value of goodwill to determine the amount of impairment, if any.  Under the new guidance, an entity should recognize an impairment charge if the reporting unit's carrying amount exceeds the reporting unit’s fair value, in the amount of such excess.  The guidance will be effective in fiscal 2020, unless adopted earlier. Legg Mason is evaluating its adoption.

In February 2016, the FASB updated the guidance on accounting for leases.  The updated guidance requires that a lessee shall recognize the assets and liabilities that arise from lease transactions.  A lessee will recognize a right-of-use asset to use the underlying asset and a liability representing the lease payments.  The updated guidance also requires an evaluation at the inception of a service or other contract, to determine whether the contract is or contains a lease.  In July 2018, the FASB further updated the lease guidance to make certain targeted improvements, including allowing for the guidance to be adopted on a modified retrospective basis.  The guidance will be effective for Legg Mason in fiscal 2020.  Legg Mason expects to recognize right of use assets and liabilities upon its adoption of the new standard and is continuing to evaluate the full impact of adoption, including transition method and practical expedient elections.

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

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of September 30, 2018
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$266,630	$—	$—	$—	$266,630
Time deposits and other	—	9,842	—	—	9,842
Total cash equivalents	266,630	9,842	—	—	276,472
Investments of proprietary fund products and other investments:(2)
Seed capital investments	127,448	27,307	1,394	—	156,149
Other(3)	20,642	2,049	—	—	22,691
Investments relating to long-term incentive compensation plans(4)	213,951	—	—	—	213,951
Equity method investments relating to long-term incentive compensation plans(5)	—	—	—	11,296	11,296
Total current investments(6)	362,041	29,356	1,394	11,296	404,087
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments(6)	—	—	1,161	13,162	14,323
Seed capital investments in real estate funds	—	—	35,859	—	35,859
Other	—	—	1,840	10,796	12,636
Adjusted cost investments:(7)
Investments related to long-term incentive compensation plans	—	—	6,458	—	6,458
Other	—	74	4,448	—	4,522
Derivative assets(7)(8)	1,549	—	—	—	1,549
Total	$630,220	$39,272	$51,160	$35,254	$755,906
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(1,900)	$—	$(1,900)
Derivative liabilities(8)	(6,296)	—	—	—	(6,296)
Total	$(6,296)	$—	$(1,900)	$—	$(8,196)

	As of March 31, 2018
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$350,142	$—	$—	$—	$350,142
Time deposits and other	—	13,863	—	—	13,863
Total cash equivalents	350,142	13,863	—	—	364,005
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	131,715	37,598	1,242	3,225	173,780
Other(3)	29,051	2,565	—	—	31,616
Trading investments relating to long-term incentive compensation plans(4)	184,639	—	—	99	184,738
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(5)	—	—	—	9,236	9,236
Total current investments(6)	345,405	40,163	1,242	12,560	399,370
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments(6)	—	—	962	14,360	15,322
Seed capital investments in real estate funds	—	—	32,763	—	32,763
Other	—	—	—	11,915	11,915
Investments in partnerships and LLCs:(7)
Seed capital investments	—	—	—	2,549	2,549
Investments related to long-term incentive compensation plans	—	—	6,458	—	6,458
Other	—	78	380	—	458
Derivative assets(7)(8)	4,904	—	—	—	4,904
Other investments(7)	—	—	113	—	113
Total	$700,451	$54,104	$41,918	$41,384	$837,857
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(5,607)	$—	$(5,607)
Derivative liabilities(8)	(6,446)	—	—	—	(6,446)
Total	$(6,446)	$—	$(5,607)	$—	$(12,053)

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

(2)
Current investments of proprietary fund products and other investments consist of approximately 86% and 14% equity and debt securities, respectively, as of September 30, 2018, and approximately 81% and 19% equity and debt securities, respectively, as of March 31, 2018.

(3)	Includes $9,035 and $15,452 in noncontrolling interests associated with consolidated seed investment products as of September 30, 2018 and March 31, 2018, respectively.

(4)
Primarily mutual funds where there is minimal market risk to the Company as any change in value is primarily offset by an adjustment to compensation expense and related deferred compensation liability.

(5)
Certain of Legg Mason's equity method investments are investment companies that record underlying investments at fair value. Therefore, the fair value of these investments is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee. Other equity method investments not measured at fair value on a recurring basis of $28,036 and $27,660 as of September 30, 2018 and March 31, 2018, respectively, are excluded from the tables above.

(6)	Excludes $43,820 and $43,854 of seed capital as of September 30, 2018 and March 31, 2018, respectively, which is related to Legg Mason's investments in CIVs. See Note 14.

(7)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(8)	See Note 13.

(9)	See Note 7.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had seed capital investments in proprietary fund products, which totaled $250,151 and $268,268 as of September 30, 2018 and March 31, 2018, respectively, which are substantially comprised of investments in 55 funds and 59 funds, respectively, that are individually greater than $1,000, and together comprise over 90% of the total seed capital investments at each period end.

As further discussed in Notes 2, 13, and 14, Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored ETFs for aggregate notional amounts totaling $22,130 as of September 30, 2018, which resulted in the investment in the respective ETF by these financial intermediaries. Under the terms of the total return swap arrangements, Legg Mason receives all of the related investment gains and losses on the underlying investments and therefore may be required to consolidate sponsored investment funds with significant open total return swap arrangements. These consolidated ETFs are designated as CIVs.

See Notes 2 and 14 for information regarding the determination of whether investments in proprietary fund products represent VIEs and consolidation.
The net realized and unrealized gains for investment securities classified as trading was $9,126 and $12,633 for the three months ended September 30, 2018 and 2017, respectively, and $9,573 and $22,802 for the six months ended September 30, 2018 and 2017, respectively.
The net unrealized gains (losses) relating to trading investments still held as of the reporting dates were $4,305 and $8,072 for the three months ended September 30, 2018 and 2017, respectively, and $(12,572) and $10,140 for the six months ended September 30, 2018 and 2017, respectively.

The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2018 and 2017, are presented in the tables below:

	Balance as of June 30, 2018	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2018
Assets:
Investments of seed capital investments in proprietary fund products	$1,390	$—	$—	$—	$—	$4	$1,394
Equity method investments in partnerships and LLCs:
Seed capital investments	1,052	—	—	—	—	109	1,161
Seed capital investments in real estate funds	32,930	3,920	—	(2,172)	—	1,181	35,859
Other	1,150	500	—	—	—	190	1,840
Adjusted cost investments:
Investments related to long-term incentive compensation plans	6,458	—	—	—	—	—	6,458
Other	4,492	—	—	—	—	(44)	4,448
	$47,472	4,420	—	(2,172)	—	1,440	$51,160
Liabilities:
Contingent consideration liabilities	$(6,074)	n/a	n/a	$4,319	n/a	$(145)	$(1,900)

	Balance as of June 30, 2017	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2017
Assets:
Equity method investments relating to long-term incentive compensation plans	$1,349	$11	$—	$(11)	$—	$44	$1,393
Equity method investments in partnerships and LLCs:
Seed capital investments	813	—	—	—	—	38	851
Seed capital investments in real estate funds	27,182	1,756	—	(2,131)	—	575	27,382
Other	1,646	—	—	(1,646)	—	—	—
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	9,367	—	—	—	—	—	9,367
Other	1,818	—	—	(1,398)	—	65	485
Other investments	112	—	—	—	—	2	114
	$42,287	$1,767	$—	$(5,186)	$—	$724	$39,592
Liabilities:
Contingent consideration liabilities	$(20,697)	n/a	n/a	n/a	n/a	$(465)	$(21,162)

	Balance as of March 31, 2018	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2018
Assets:
Investments of seed capital investments in proprietary fund products	$1,242	$—	$—	$—	$—	$152	$1,394
Equity method investments in partnerships and LLCs:
Seed capital investments	962	—	—	—	—	199	1,161
Seed capital investments in real estate funds	32,763	3,967	—	(2,400)	—	1,529	35,859
Other	—	1,650	—	—	—	190	1,840
Adjusted cost investments:
Investments related to long-term incentive compensation plans	6,458	—	—	—	—	—	6,458
Other	493	4,000	—	(2)	—	(43)	4,448
	$41,918	9,617	—	(2,402)	—	2,027	$51,160
Liabilities:
Contingent consideration liabilities	$(5,607)	n/a	n/a	$4,319	n/a	$(612)	$(1,900)
n/a - not applicable

	Balance as of March 31, 2017	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2017
Assets:
Equity method investments relating to long-term incentive compensation plans	$1,337	$22	$—	$(22)	$—	$56	$1,393
Equity method investments in partnerships and LLCs:
Seed capital investments	752	—	—	—	—	99	851
Seed capital investments in real estate funds	26,909	2,195	—	(2,750)	—	1,028	27,382
Other	1,646	—	—	(1,646)	—	—	—
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	9,315	52	—	—	—	—	9,367
Other	1,825	—	—	(1,405)	—	65	485
Other investments	113	—	—	—	—	1	114
	$41,897	$2,269	$—	$(5,823)	$—	$1,249	$39,592
Liabilities:
Contingent consideration liabilities	$(36,810)	n/a	n/a	n/a	n/a	$15,648	$(21,162)
n/a - not applicable

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other non-operating income (expense), net, in the Consolidated Statements of Income. The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $1,944 and $259 for the three months ended September 30, 2018 and 2017, respectively, and $2,061 and $16,897 for the six months ended September 30, 2018 and 2017, respectively.

There were no significant transfers between Level 1 and Level 2 during the three or six months ended September 30, 2018 and 2017.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of September 30, 2018 and March 31, 2018, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of September 30, 2018
Category of Investment	Investment Strategy	September 30, 2018		March 31, 2018	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$10,066	(1)	$11,122	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	1,088		6,479	$20,000	n/a
Private equity funds	Long/short equity	12,644	(2)	14,377	—	Up to 11 years
Equity method	Alternatives, structured securities, short-dated fixed income	11,296	(2)	9,236	n/a	n/a
Other	Various	160		170	n/a	Various (3)
Total		$35,254		$41,384	$20,000
n/a - not applicable

(1)	Liquidation restrictions: 22% monthly redemption, 2% quarterly redemption, and 76% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 27% has a remaining term of less than one year and 73% has a remaining term of 14 years.

There are no current plans to sell any of these investments held as of September 30, 2018.

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

	September 30, 2018	March 31, 2018
Equipment	$153,717	$172,308
Software	266,412	323,088
Leasehold improvements	225,655	209,810
Total cost	645,784	705,206
Less: accumulated depreciation and amortization	(491,878)	(556,800)
Fixed assets, net	$153,906	$148,406

Depreciation and amortization expense related to fixed assets was $12,493 and $12,079 for the three months ended September 30, 2018 and 2017, and respectively, and $23,860 and $24,213 for the six months ended September 30, 2018 and 2017, respectively.

5. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	September 30, 2018	March 31, 2018
Amortizable intangible asset management contracts and other
Cost	$373,774	$376,996
Accumulated amortization	(228,501)	(218,076)
Net	145,273	158,920
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	505,200
EnTrustPermal fund management contracts	401,404	401,404
Other fund management contracts	540,415	557,305
Trade names	67,864	68,479
	3,621,234	3,638,739
Intangible assets, net	$3,766,507	$3,797,659

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

Indefinite-life Intangible Assets and Goodwill
As further discussed below, certain indefinite-life intangible assets had little to no excess fair value over the related carrying value noted in the December 31, 2017 impairment test. As a result, deviations from projections or changes in market conditions may result in an impairment of such assets.

In Legg Mason's annual impairment test as of December 31, 2017, the assessed fair value of the EnTrustPermal indefinite-life fund management contracts intangible asset declined below its carrying value, and accordingly was impaired during the fiscal year ended March 31, 2018. Should market performance and/or AUM levels of EnTrustPermal decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that the assets could become impaired, and the impairment could be a material amount.

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

Legg Mason determined that no triggering events occurred through September 30, 2018 that would require further impairment testing.

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

The change in carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2018	$3,094,255	$(1,161,900)	$1,932,355
Impact of excess tax basis amortization	(5,509)	—	(5,509)
Changes in foreign exchange rates and other	(35,540)	—	(35,540)
Balance as of September 30, 2018	$3,053,206	$(1,161,900)	$1,891,306

Legg Mason historically performed its annual goodwill and indefinite-life intangible assets impairment tests as of December 31 each year, including as of December 31, 2017. During the second quarter of fiscal 2019, Legg Mason voluntarily changed the date of its annual impairment test from December 31 to October 31in order to better align the impairment testing process with existing long-term planning processes and earnings release timing. Legg Mason does not believe the change in accounting principle related to the annual impairment testing date will delay, accelerate, or avoid an impairment charge relative to the test date. Legg Mason has determined that this change in accounting principle is preferable under the circumstances. Since Legg Mason has tested for impairment within the past 12 months, it has been determined that it is appropriate to prospectively apply the change in the current annual goodwill and indefinite-life intangible asset impairment testing.

Amortizable Intangible Asset Management Contracts and Other
There were no impairments to amortizable asset management contract intangible assets during the six months ended September 30, 2018.

As of September 30, 2018, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 6.5 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Remaining fiscal 2019	$12,193
2020	24,233
2021	23,195
2022	22,846
2023	20,182
Thereafter	42,624
Total	$145,273

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

In September 2018, Legg Mason repaid the entire $125,500 of outstanding borrowings under the Credit Agreement. As of September 30, 2018, there were no borrowings outstanding under the Credit Agreement. As of March 31, 2018, Legg Mason had $125,500 of borrowings outstanding under the Credit Agreement. The effective interest rate on the outstanding borrowings was 2.95% as of March 31, 2018.

Long-term debt
Long-term debt, net, consists of the following:

	September 30, 2018					March 31, 2018
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Unamortized Debt Issuance Costs	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$250,971	$(1,353)	$86	$296	$250,000	$251,641
3.95% Senior Notes due July 2024	248,620	—	264	1,116	250,000	248,502
4.75% Senior Notes due March 2026	447,343	—	—	2,657	450,000	447,166
5.625% Senior Notes due January 2044	547,980	—	(3,091)	5,111	550,000	547,940
6.375% Junior Notes due March 2056	242,360	—	—	7,640	250,000	242,258
5.45% Junior Notes due September 2056	484,507	—	—	15,493	500,000	484,303
Subtotal	2,221,781	(1,353)	(2,741)	32,313	2,250,000	2,221,810
Less: Current portion	(250,971)	1,353	(86)	(296)	(250,000)	—
Total	$1,970,810	$—	$(2,827)	$32,017	$2,000,000	$2,221,810

As of September 30, 2018, $250,000 of Legg Mason's long-term debt matures in fiscal 2020, and $2,000,000 matures after fiscal 2023.

As of September 30, 2018, the estimated fair value of long-term debt was $2,256,295. The fair value of debt was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

7. Commitments and Contingencies

Legg Mason leases office facilities and equipment under non-cancelable operating leases and also has multi-year agreements for certain services. These leases and service agreements expire on varying dates through fiscal 2039. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

As of September 30, 2018, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining fiscal 2019	$77,403
2020	126,688
2021	108,892
2022	96,826
2023	87,375
Thereafter	120,406
Total(1)	$617,590
(1) Includes $519,273 in real estate and equipment leases and $98,317 in service and maintenance agreements.

The minimum rental commitments shown above have not been reduced by $106,663 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 35% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of September 30, 2018 and March 31, 2018, was $24,663 and $24,188, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, dependent on the commercial real estate market at such time.

The minimum rental commitments shown above also include $6,004 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $3,342 and $5,061 as of September 30, 2018 and March 31, 2018, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2017	$39,688
Payments, net	(13,019)
Adjustments and other	2,580
Balance as of March 31, 2018	29,249
Accrued charges for vacated and subleased space (1)	1,970
Payments, net	(3,701)
Adjustments and other	487
Balance as of September 30, 2018	$28,005
(1) Related to execution of a sublease for space in Legg Mason's corporate headquarters and included in Occupancy expense in the Consolidated Statements of Income.

As of September 30, 2018, Legg Mason had commitments to invest $40,606 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2030. Also, in connection with the acquisition of Clarion Partners in April 2016, Legg Mason committed to ultimately provide $100,000 of seed capital to Clarion Partners products. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, the final $2,500 of which was paid during the three months ended June 30, 2018.

As of September 30, 2018, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining contingent consideration and changes in the contingent consideration liability for certain of Legg Mason's acquisitions.

	RARE Infrastructure	Martin Currie	QS Investors	Other(2)	Total
Acquisition Date	October 21, 2015	October 1, 2014	May 30, 2014	Various
Maximum Remaining Contingent Consideration(1)	$76,615	$—	$—	$1,900	$78,515
Contingent Consideration Liability
Balance as of March 31, 2017	$17,444	$12,018	$4,841	$2,507	$36,810
Initial purchase accounting accrual	—	—	—	1,900	1,900
Fair value adjustments	(17,413)	(13,355)	(1,300)	739	(31,329)
Foreign exchange and accretion	(31)	1,337	166	(4)	1,468
Payment	—	—	—	(3,242)	(3,242)
Balance as of March 31, 2018 (3)	—	—	3,707	1,900	5,607
Fair value adjustments	—	—	571	—	571
Foreign exchange and accretion	—	—	41	—	41
Payment	—	—	(4,319)	—	(4,319)
Balance as of September 30, 2018 (3)	$—	$—	$—	$1,900	$1,900

(1)	Using the applicable exchange rate as of September 30, 2018, for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to two small acquisitions completed in December 2017 and the acquisition of PK Investments on December 31, 2015.

(3)
As of September 30, 2018, $550 was included in Other current assets and $1,350 was included in Other non-current assets in the Consolidated Balance Sheet. As of March 31, 2018, $3,707 was included in Other current assets and $1,900 was included in Other non-current assets in the Consolidated Balance Sheet.

On October 21, 2015, Legg Mason acquired a majority equity interest in RARE Infrastructure Limited ("RARE Infrastructure"). The transaction provided for potential contingent consideration payments as of March 31, 2018 and 2017, however, no such payments were due based on relevant net revenue targets. Contingent consideration catch-up adjustment payments of up to $76,615 (using the foreign exchange rate as of September 30, 2018, for the maximum 106,000 Australian dollar amount per the related agreements), may be due through March 31, 2019, dependent on the achievement of certain net revenue targets; however, as of September 30, 2018, no such payments are expected to be due.

Effective May 31, 2014, Legg Mason acquired all of the outstanding equity interests of QS Investors. Contingent consideration of up to $20,000 for the fourth anniversary payment, and up to $3,400 for a potential catch-up adjustment for the second anniversary payment shortfall, was potentially due in July 2018. In September 2018, Legg Mason paid contingent consideration of $4,319 for the final installment of contingent consideration.

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

Legg Mason has completed negotiations with the Department of Justice and the SEC to resolve the previously disclosed regulatory investigation concerning the activities of its former Permal business in connection with managing assets of Libyan governmental entities in structures established by a third-party financial institution. During the three and six months ended September 30, 2018, Legg Mason recorded an additional operating charge to earnings of $151 and $4,151, respectively, for this matter. The $71,151 aggregate settlement amount was paid during the six months ended September 30, 2018.

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

In management's opinion, an adequate accrual has been made as of September 30, 2018, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which probable losses become apparent or a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

As provided for in the related documents, Legg Mason may be obligated to settle redeemable noncontrolling interests related to certain affiliates. As of September 30, 2018, affiliate redeemable noncontrolling interests, excluding amounts related to management equity plans, aggregated $541,205. In addition, as of September 30, 2018, the estimated redemption fair value for units under affiliate management equity plans aggregated $90,571. See Notes 8 and 12 for additional information regarding affiliate management equity plans and noncontrolling interests, respectively.

On July 2, 2018, the corporate minority owner of RARE Infrastructure exercised the put option for its 10% ownership interest. The settlement value of $15,547, along with $981 of dividends in arrears, was paid on October 10, 2018. As of September 30, 2018, such amounts were included in Other current liabilities in the Consolidated Balance Sheet. See Note 12 for additional information.

8.  Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, restricted stock units, an employee stock purchase plan, market and performance-based performance shares payable in common stock, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the equity incentive stock plan as of September 30, 2018, were 7,272. Options under Legg Mason’s equity incentive stock plans have been granted at prices not less than 100% of the fair market value on the date of grant. Options are generally exercisable in equal increments over four or five years and expire within eight to 10 years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense for the three and six months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Restricted stock and restricted stock units	$12,052	$13,509	$27,039	$30,088
Stock options	1,038	1,921	2,456	4,146
Employee stock purchase plan	96	96	384	393
Affiliate management equity plans	719	776	1,494	1,552
Non-employee director awards	1,025	1,075	1,025	1,075
Performance share units	1,202	1,078	2,812	2,263
Employee stock trust	8	8	15	14
Total stock-based compensation expense	$16,140	$18,463	$35,225	$39,531

Stock Options
Stock option transactions under Legg Mason's equity incentive plans during the six months ended September 30, 2018 and 2017, are summarized below:

	Six Months Ended September 30,
	2018		2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,437	$38.78	4,593	$38.15
Granted	—	—	421	37.64
Exercised	(164)	32.80	(326)	29.04
Canceled/Forfeited	(58)	43.04	(70)	46.08
Options outstanding at September 30	4,215	$38.96	4,618	$38.63

At September 30, 2018, options were exercisable for 3,330 shares, with a weighted-average exercise price of $38.99 and a weighted average remaining contractual life of 3.6 years. Unamortized compensation cost related to unvested options for 885 shares at September 30, 2018, was $5,008, which is expected to be recognized over a weighted-average period of 1.1 years.

The weighted-average fair value of service-based stock options granted during the six months ended September 30, 2017, using the Black-Scholes option pricing model was $8.33 per share.

The following weighted-average assumptions were used in the model for grants in the six months ended September 30, 2017:

Expected dividend yield	1.70%
Risk-free interest rate	1.89%
Expected volatility	26.79%
Expected life (in years)	5.09

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

Restricted Stock
Restricted stock and restricted stock unit transactions during the six months ended September 30, 2018 and 2017, are summarized below:

	Six Months Ended September 30,
	2018		2017
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted- Average Grant Date Value
Unvested shares at March 31	3,299	$38.09	3,321	$38.92
Granted	1,174	39.09	1,456	37.66
Vested	(1,275)	39.75	(1,322)	39.46
Canceled/forfeited	(88)	37.67	(60)	38.15
Unvested shares at September 30	3,110	$37.80	3,395	$38.18

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at September 30, 2018, of $87,237 is expected to be recognized over a weighted-average period of 1.7 years.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, Legg Mason implemented a management equity plan for Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. As of September 30, 2018, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $14,600.

Effective March 1, 2016, Legg Mason implemented a management equity plan for Royce's key employees. Under the management equity plan, minority equity interests equivalent to a 19% interest in the Royce entity have been issued to certain key employees. Equity holders receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses. As of September 30, 2018, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $28,074.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $719 and $776 for the three months ended September 30, 2018 and 2017, respectively, and $1,494 and $1,552 for the six months ended September 30, 2018 and 2017, respectively. This arrangement provides that one-half of the cost will be absorbed by the ClearBridge incentive pool. As of September 30, 2018, the estimated aggregate redemption fair value of vested units under the ClearBridge plan, as if they were currently redeemable, was approximately $46,140.

Other
As of September 30, 2018 and 2017, non-employee directors held 96 and 76 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock units in the table above.

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

In May 2018 and 2017, Legg Mason granted certain executive officers a total of 163 and 111 performance share units, respectively, as part of their fiscal 2018 and 2017 incentive awards with an aggregate value of $5,820 and $3,503, respectively. The vesting of performance share units granted in May 2018 and the number of shares payable at vesting are determined based on Legg Mason’s relative total stockholder return and relative organic growth rate of long-term AUM over a three-year period ending March 31, 2021. The recorded grant date fair value per performance share unit of $35.67 was estimated based on a multiple fair value Monte Carlo pricing model. Expense associated with the May 2018 grant is adjusted for the level of relative organic growth expected to be ultimately achieved. The estimated fair values for the May 2018 grant range from $18.08 to $44.46 per performance share unit share. The vesting of the performance share units granted in May 2017 are determined based on Legg Mason's relative total stockholder return over a three-year period ending March 31, 2020. The grant date fair value per unit for the May 2017 performance share units of $31.42 was estimated as of the grant date using a Monte Carlo pricing model. The following assumptions were used in the Monte Carlo pricing models for the May 2018 and 2017 grants:

	2018	2017
Expected dividend yield	3.49%	2.96%
Risk-free interest rate	2.71%	1.47%
Expected (average in 2018) volatility	26.14%	27.73%

9. Defined Benefit Pension Plan

Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan, with assets held in a separate trustee-administered fund. The most recent actuarial valuation was performed as of May 31, 2016, and was updated at subsequent balance sheet dates through March 31, 2018. During the three months ended September 30, 2018 and 2017, $56 and $121, respectively, of previously unrecognized losses were expensed; and, during the six months ended September 30, 2018 and 2017, $114 and $240, respectively, of previously unrecognized losses were expensed.

The net benefit obligation, comprised as follows, is included in the September 30, 2018 and March 31, 2018, Consolidated Balance Sheets as Other non-current liabilities:

	September 30, 2018	March 31, 2018
Fair value of plan assets (at 5.0% weighted-average long-term return)	$64,658	$67,529
Benefit obligation (at 2.6% discount rate)	(93,738)	(102,469)
Unfunded status (excess of benefit obligation over plan assets)	$(29,080)	$(34,940)

For the three months ended September 30, 2018 and 2017, a net periodic benefit cost of $126 and $26, respectively, and for the six months ended September 30, 2018 and 2017, a net periodic benefit cost of $258 and $51, respectively, was included in Other non-operating expense in the Consolidated Statements of Income. Net actuarial losses of $12,542 and $13,635 were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheets at September 30, 2018 and March 31, 2018, respectively.

Martin Currie does not expect to contribute any additional amounts in fiscal 2019 to the plan in excess of the $3,144 (using the exchange rate as of May 14, 2018 for the £2,320 annual committed contribution amount) contributed to the plan during the three months ended June 30, 2018.

10. Revenue

The following tables presents Total Operating Revenues disaggregated by asset class:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Equity	$319,482	$324,502	$634,612	$634,292
Fixed Income	288,864	289,450	579,784	563,818
Alternative	129,374	128,912	250,849	311,405
Liquidity	20,707	25,474	41,087	52,665
Total Operating Revenues	$758,427	$768,338	$1,506,332	$1,562,180

Revenues by geographic location are primarily based on the location of the advisor or domicile of fund families managed by Legg Mason and do not necessarily reflect where the customer resides or the currency in which the revenues are denominated. The following table presents Total Operating Revenues disaggregated by geographic location:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
United States	$592,741	$575,684	$1,163,730	$1,185,873
United Kingdom	35,991	49,585	76,596	99,601
Other International	129,695	143,069	266,006	276,706
Total Operating Revenues	$758,427	$768,338	$1,506,332	$1,562,180

As previously discussed, certain sales commissions paid in connection with obtaining assets managed in retail separately managed accounts are capitalized as deferred costs. As of September 30, 2018, capitalized sales commissions of $8,086 were included in Other current assets and $10,939 were included in Other non-current assets in the Consolidated Balance Sheet. Amortization related to capitalized sales commissions included in Compensation and benefits in the Consolidated Statement of Income was $2,345 and $4,659 for the three and six months ended September 30, 2018, respectively. There were no impairment losses in relation to the capitalized costs during the three or six months ended September 30, 2018.

11. Earnings and Dividends Per Share

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

During the six months ended September 30, 2018, Legg Mason purchased and retired 391 shares of its common stock for $15,461 under net share settlements of deferred compensation award vesting. The retired shares reduced weighted-average shares outstanding by 316 shares for the six months ended September 30, 2018.

During the three and six months ended September 30, 2017, Legg Mason purchased and retired 2,347 and 4,716 shares of its common stock, respectively, for $90,000 and $179,649, respectively, through open market purchases. During the three and six months ended September 30, 2017, Legg Mason also retired 7 and 344 shares of common stock, respectively, for $240 and $13,051, respectively, under net share settlements of deferred compensation award vesting. Total retired shares reduced weighted-average shares outstanding by 3,804 and 2,573 for the three and six months ended September 30, 2017, respectively.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Basic weighted-average shares outstanding for EPS	85,482	93,087	85,303	93,973
Potential common shares:
Dilutive employee stock options	130	409	233	417
Diluted weighted-average shares outstanding for EPS	85,612	93,496	85,536	94,390

Net Income Attributable to Legg Mason, Inc.	$72,803	$75,664	$138,893	$126,584
Less: Earnings (distributed and undistributed) allocated to participating securities	2,577	2,687	4,898	4,387
Net Income (Distributed and Undistributed) Allocated to Stockholders (Excluding Participating Securities)	$70,226	$72,977	$133,995	$122,197
Net Income per share Attributable to Legg Mason, Inc. Stockholders
Basic	$0.82	$0.78	$1.57	$1.30
Diluted	0.82	0.78	1.57	1.29

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 3,156 and 3,417 for the three months ended September 30, 2018 and 2017, respectively, and 3,105 and 3,305 for the six months ended September 30, 2018 and 2017, respectively.

The diluted EPS calculation for the three and six months ended September 30, 2017, excludes any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of convertible notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive. The warrants expired unexercised in July 2017.
Options to purchase 2,962 and 2,228 shares for the three months ended September 30, 2018 and 2017, respectively, and 2,704 and 2,290 shares for the six months ended September 30, 2018 and 2017, respectively, were not included in the computation of diluted EPS because the assumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive.

Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met. Unvested restricted shares for both the three and six months ended September 30, 2018 and 2017, were antidilutive and, therefore, do not further impact diluted EPS.

Dividends declared per share were $0.34 and $0.28 for the three months ended September 30, 2018 and 2017, respectively, and $0.68 and $0.56 for the six months ended September 30, 2018 and 2017, respectively.

12. Noncontrolling Interests

Net income attributable to noncontrolling interests for the three and six months ended September 30, 2018 and 2017 included the following amounts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to redeemable noncontrolling interests	$5,547	$9,930	$15,608	$20,286
Net income attributable to nonredeemable noncontrolling interests	2,723	2,030	4,937	4,291
Total	$8,270	$11,960	$20,545	$24,577

The following tables present the changes in redeemable and nonredeemable noncontrolling interests during the six months ended September 30, 2018 and 2017:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(3)
Balance as of March 31, 2018	$125,047	$573,950	$33,298	$732,295	$27,731
Net income (loss) attributable to noncontrolling interests	(462)	16,070	—	15,608	4,937
Net subscriptions (redemptions)	(68,856)	—	—	(68,856)	—
Settlement of affiliate noncontrolling interest put:
Payment (2)	—	(15,547)	—	(15,547)	—
Change in redemption value	—	(12,345)	—	(12,345)	—
Distributions	—	(17,410)	—	(17,410)	(4,594)
Foreign exchange	—	(4,082)	—	(4,082)	—
Vesting/change in estimated redemption value	—	569	2,063	2,632	—
Balance as of September 30, 2018	$55,729	$541,205	$35,361	$632,295	$28,074

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(3)
Balance as of March 31, 2017	$58,470	$591,254	$28,048	$677,772	$27,798
Net income attributable to noncontrolling interests	2,192	18,094	—	20,286	4,291
Net subscriptions (redemptions)	22,317	(2,693)	—	19,624	—
Distributions	—	(23,013)	—	(23,013)	(4,063)
Foreign exchange	—	1,810	—	1,810	—
Vesting/change in estimated redemption value	—	743	1,552	2,295	—
Balance as of September 30, 2017	$82,979	$586,195	$29,600	$698,774	$28,026
(1) Related to VIE and seeded investment products.
(2) Paid on October 10, 2018. Included in Current liabilities in the Consolidated Balance Sheet as of September 30, 2018.
(3) Related to Royce management equity plan.

The following tables present the changes in redeemable noncontrolling interests by affiliate (exclusive of management equity plans) for the six months ended September 30, 2018 and 2017:

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2018	$386,884	$117,272	$68,285	$1,509	$573,950
Net income (loss) attributable to noncontrolling interests	7,269	7,814	1,127	(140)	16,070
Distributions	(5,647)	(10,359)	(1,400)	(4)	(17,410)
Settlement of affiliate noncontrolling interest put:
Payment(1)	—	—	(15,547)	—	(15,547)
Change in redemption value	—	—	(12,345)	—	(12,345)
Foreign exchange	—	—	(4,082)	—	(4,082)
Change in estimated redemption value	—	569	—		569
Balance as of September 30, 2018	$388,506	$115,296	$36,038	$1,365	$541,205
(1) Paid on October 10, 2018. Included in Current liabilities in the Consolidated Balance Sheet as of September 30, 2018.

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2017	$404,852	$113,173	$68,747	$4,482	$591,254
Net income (loss) attributable to noncontrolling interests	9,471	6,434	2,206	(17)	18,094
Redemptions	—	—	—	(2,693)	(2,693)
Distributions	(10,526)	(9,461)	(2,901)	(125)	(23,013)
Foreign exchange	—	—	1,810	—	1,810
Change in estimated redemption value	—	743	—	—	743
Balance as of September 30, 2017	$403,797	$110,889	$69,862	$1,647	$586,195

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

Redeemable noncontrolling interests of 35% of the outstanding equity of EnTrustPermal, 18% of the outstanding equity of Clarion Partners, and 15% of the outstanding equity of RARE Infrastructure can be put by the holders or called by Legg Mason for settlement at fair value subject to various conditions, including the passage of time. The amounts for noncontrolling interests reported at fair value in the Consolidated Balance Sheets reflect the total business enterprise value of the combined entity, after appropriate discounts for lack of marketability and control.

On July 2, 2018, the corporate minority owner of RARE Infrastructure exercised the put option for its 10% ownership interest. The settlement value of $15,547 was based on the midpoint of the valuations determined by the independent valuation experts appointed by Legg Mason and the corporate minority owner and was paid on October 10, 2018, along with $982 of dividends in arrears. The $12,345 difference between the settlement value and the carrying value of the noncontrolling interest of $27,892 on the settlement date was recorded as an increase to additional paid in capital.

13. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Australian dollar, Singapore dollar, Japanese yen, and euro. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded in the Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018, were $1,549 and $4,904, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018, were $6,296 and $6,446, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments.

Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored ETFs, which resulted in investments by each of the financial intermediaries in the respective ETF. Under the terms of each of the total return swap arrangements, Legg Mason receives the related investment gains and losses on the underlying shares of the ETF and pays a floating rate on the value of the underlying shares. Each of the total return swap arrangements allows either party to terminate all or part of the arrangement and provides for automatic termination upon occurrence of certain events. Each financial intermediary counterparty may hedge its total return swap position through an investment in the ETF and the financial intermediaries purchased interests in the respective Legg Mason ETF on the date of the transactions.

The terms of the total return swap arrangements, aggregate counterparty investment in the related ETF on the date of each transaction, and the aggregate notional amount for the total return swaps outstanding as of September 30, 2018, were as follows:

Transaction Date	Expiration Date	Aggregate Counterparty Initial Investment in ETF	Floating Rate	Aggregate Notional Amount as of September 30, 2018
May 2018	May 2019	$5,573	Three-month LIBOR plus 1.6%	$5,600
July 2018	July 2019	17,094	Three-month LIBOR plus 1.6%	16,530
		$22,667		$22,130

As further discussed in Notes 2 and 14, the total return swap arrangements create variable interests in the underlying funds for Legg Mason, and, if significant, it is deemed to be the primary beneficiary. Accordingly, Legg Mason may consolidate ETF products with significant open total return swap arrangements. In connection with these arrangements, Legg Mason executed futures contracts with notional amounts totaling $22,400 as of September 30, 2018 to partially hedge the gains and losses recognized on the total return swaps.

Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended September 30, 2018, March 31, 2018, or September 30, 2017. In addition to the total return swap arrangements and the related futures contracts discussed above, as of September 30, 2018, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $390,567, and open futures contracts relating to seed capital investments with aggregate notional amounts totaling $127,814. With the exception of the total return swap arrangements and related futures contracts, these amounts are representative of the level of non-hedge designation derivative activity throughout the six months ended September 30, 2018 and 2017. As of September 30, 2018, the weighted-average remaining contract terms for currency forward contracts was seven months and for futures contracts relating to seed capital investments was three months.

The following table presents the derivative assets and related offsets, if any, as of September 30, 2018:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount as of September 30, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$2,796	$(1,247)	$1,549	$—	$—	$1,549

The following table presents the derivative liabilities and related offsets, if any, as of September 30, 2018:

					Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet		Financial Instruments	Cash Collateral	Net Amount as of September 30, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(8,828)	$4,710	$(4,118)		$—	$—	$(4,118)
Futures contracts relating to:
Seed capital investments	—	—	—		(1,306)	6,924	5,618
Total return swaps	—	—	—		(198)	1,177	979
Total futures contracts	—	—	—		(1,504)	8,101	6,597
Total return swaps	—	—	—	—	(674)	3,167	2,493
Total derivative instruments not designated as hedging instruments	$(8,828)	$4,710	$(4,118)		$(2,178)	$11,268	$4,972

The following table presents the derivative assets and related offsets, if any, as of March 31, 2018:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$7,997	$(3,177)	$4,820	$—	$—	$4,820
Total return swaps	—	—	—	84	1,283	1,367
Total derivative instruments not designated as hedging instruments	$7,997	$(3,177)	$4,820	$84	$1,283	$6,187

The following table presents the derivative liabilities and related offsets, if any, as of March 31, 2018:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(532)	$223	$(309)	$—	$—	$(309)
Futures contracts relating to:
Seed capital investments	—	—	—	(2,875)	9,214	6,339
Total return swaps	—	—	—	(1,029)	3,201	2,172
Total futures contracts	—	—	—	(3,904)	12,415	8,511
Total return swaps	—	—	—	(2,233)	5,637	3,404
Total derivative instruments not designated as hedging instruments	$(532)	$223	$(309)	$(6,137)	$18,052	$11,606

The following table presents gains (losses) recognized in the Consolidated Statements of Income on derivative instruments. As described above, the currency forward contracts and futures and forward contracts for seed capital investments included below are economic hedges of interest rate and market risk of certain operating and investing activities of Legg Mason.

		Three Months Ended September 30,
		2018		2017
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$2,052	$(3,953)	$4,989	$(1,926)
Seed capital investments	Other non-operating income (expense)	970	(121)	69	(1,153)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	921	(5,816)	285	(6,813)
Total return swaps	Other non-operating income (expense)	29	(1,389)	89	(2,063)
Total return swaps	Other non-operating income (expense)	392	(530)	885	—
Total gain (loss) from derivatives not designated as hedging instruments		$4,364	$(11,809)	$6,317	$(11,955)

		Six Months Ended September 30,
		2018		2017
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$6,518	$(14,038)	$9,440	$(4,237)
Seed capital investments	Other non-operating income (expense)	4,993	(645)	226	(1,948)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	4,014	(8,375)	286	(11,465)
Total return swaps	Other non-operating income (expense)	502	(3,149)	89	(1,797)
Total return swaps	Other non-operating income (expense)	1,665	(105)	778	—
Total gain (loss) from derivatives not designated as hedging instruments		$17,692	$(26,312)	$10,819	$(19,447)

14. Variable Interest Entities and Consolidated Investment Vehicles

In accordance with financial accounting standards, Legg Mason consolidates certain sponsored investment products, some of which are designated as CIVs. As presented in the table below, Legg Mason concluded it was the primary beneficiary of certain VIEs because it held significant financial interests in the funds. In addition, Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored ETFs. Under the terms of the total return swaps, Legg Mason absorbs all of the related gains and losses on the underlying ETF investments of these financial intermediaries, and therefore has variable interests in ETFs with open total return swap arrangements and, if significant, Legg Mason is deemed to be the primary beneficiary of such ETFs. Because it was determined to be the primary beneficiary of these VIEs, Legg Mason consolidated and designated the following funds as CIVs in the Consolidated Balance Sheets as of:

	September 30, 2018		March 31, 2018		September 30, 2017
	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)
Sponsored investment funds	2	$15,196	2	$16,670	2	$16,225
Foreign mutual funds	5	18,875	4	12,485	3	9,493
Employee-owned funds	2	7,063	2	7,328	1	2,172
ETFs(2)	1	2,686	2	7,371	2	12,885
Total		$43,820		$43,854		$40,775
(1) Represents Legg Mason's maximum risk of loss, excluding uncollected advisory fees.

(2)
Under the total return swap arrangements, Legg Mason receives the related investment gains and losses on investments in one of Legg Mason's ETFs with notional amounts totaling $22,130 as of September 30, 2018. See Note 13 for additional information regarding total return swaps.

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

The following tables reflect the impact of CIVs and other consolidated sponsored investment products in the Consolidated Balance Sheets and the Consolidated Statements of Income:
Consolidating Balance Sheets

	September 30, 2018				March 31, 2018
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Current Assets	$1,662,281	$91,455	$(40,668)	$1,713,068	$1,808,918	$160,278	$(40,814)	$1,928,382
Non-current assets	6,156,785	9,627	(3,152)	6,163,260	6,217,935	9,257	(3,040)	6,224,152
Total Assets	$7,819,066	$101,082	$(43,820)	$7,876,328	$8,026,853	$169,535	$(43,854)	$8,152,534
Current Liabilities	$968,374	$1,533	$—	$969,907	$981,408	$634	$—	$982,042
Non-current liabilities	2,364,131	—	—	2,364,131	2,586,061	—	—	2,586,061
Total Liabilities	3,332,505	1,533	—	3,334,038	3,567,469	634	—	3,568,103
Redeemable Non-controlling interests	576,566	9,034	46,695	632,295	607,248	15,452	109,595	732,295
Total Stockholders’ Equity	3,909,995	90,515	(90,515)	3,909,995	3,852,136	153,449	(153,449)	3,852,136
Total Liabilities and Equity	$7,819,066	$101,082	$(43,820)	$7,876,328	$8,026,853	$169,535	$(43,854)	$8,152,534

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Consolidating Statements of Income

$51,439

	Three Months Ended
	September 30, 2018				September 30, 2017
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$758,530	$—	$(103)	$758,427	$768,361	$—	$(23)	$768,338
Total Operating Expenses	622,430	386	(117)	622,699	623,814	127	(22)	623,919
Operating Income (Loss)	136,100	(386)	14	135,728	144,547	(127)	(1)	144,419
Total Non-Operating Income (Expense)	(22,189)	(4,265)	1,643	(24,811)	(19,794)	2,131	(459)	(18,122)
Income (Loss) Before Income Tax Provision	113,911	(4,651)	1,657	110,917	124,753	2,004	(460)	126,297
Income tax provision	29,844	—	—	29,844	38,673	—	—	38,673
Net Income (Loss)	84,067	(4,651)	1,657	81,073	86,080	2,004	(460)	87,624
Less: Net income (loss) attributable to noncontrolling interests	11,264	(267)	(2,727)	8,270	10,416	35	1,509	11,960
Net Income Attributable to Legg Mason, Inc.	$72,803	$(4,384)	$4,384	$72,803	$75,664	$1,969	$(1,969)	$75,664
(1) Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

	Six Months Ended
	September 30, 2018				September 30, 2017
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$1,506,638	$—	$(306)	$1,506,332	$1,562,247	$—	$(67)	$1,562,180
Total Operating Expenses	1,244,246	1,078	(396)	1,244,928	1,310,428	195	(67)	1,310,556
Operating Income (Loss)	262,392	(1,078)	90	261,404	251,819	(195)	—	251,624
Total Non-Operating Income (Expense)	(41,973)	(543)	1,069	(41,447)	(35,922)	3,371	(984)	(33,535)
Income (Loss) Before Income Tax Provision	220,419	(1,621)	1,159	219,957	215,897	3,176	(984)	218,089
Income tax provision	60,519	—	—	60,519	66,928	—	—	66,928
Net Income (Loss)	159,900	(1,621)	1,159	159,438	148,969	3,176	(984)	151,161
Less: Net income (loss) attributable to noncontrolling interests	21,007	(127)	(335)	20,545	22,385	279	1,913	24,577
Net Income Attributable to Legg Mason, Inc.	$138,893	$(1,494)	$1,494	$138,893	$126,584	$2,897	$(2,897)	$126,584
(1) Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Non-Operating Income (Expense) of CIVs and Other includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

As of September 30, 2018 and March 31, 2018, financial assets of CIVs carried at fair value totaling $69,730 and $128,397 respectively, were valued using Level 1 inputs, and totaling $15,927 and $20,692, respectively, were valued using NAV as a practical expedient. Legg Mason had no financial liabilities of CIVs carried at fair value as of September 30, 2018 or March 31, 2018.

There were no transfers between Level 1 and Level 2 during either of the three and six months ended September 30, 2018 and 2017.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of September 30, 2018
Category of Investment	Investment Strategy	September 30, 2018		March 31, 2018	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$15,927	(1)	$20,692	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 7% daily redemption; 12% monthly redemption; 61% quarterly redemption; and 20% are subject to three to five-year lock-up or side pocket provisions.

Legg Mason's carrying value and maximum risk of loss for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, were as follows:

	As of September 30, 2018		As of March 31, 2018
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
Real Estate Investment Trusts	$13,316	$15,524	$12,419	$14,332
Other investment funds	11,795	34,527	12,640	33,258
Total	$25,111	$50,051	$25,059	$47,590

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $33,114,018 and $31,809,837 as of September 30, 2018 and March 31, 2018, respectively.

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

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks or uncertainties. Forward-looking statements are typically identified by words or phrases such as “achieve,” “anticipate,” “assume,” “believe,” “continue,” “current,” “estimate,” “expect,” “intention,” “maintain,” “opportunity,” “position,” “potential,” “projection,” “remain,” “seek,” “sustain,” “trend” and similar expressions, or future or conditional verbs such as “could,” “may,” “should,” "will," "would" and similar expressions. Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statement. Such risks, uncertainties and other factors include, among others, information or anticipated information relating to: our expectations regarding financial market conditions, future investment performance of our affiliates, and future net client cash flows; the performance of our business, including revenues, net income, earnings per share, dividends, investments, capital expenditures, and other conditions; our expense levels; changes in our business or in the amount or composition of our client assets under management ("AUM") or assets under advisement ("AUA"); the expected effects of acquisitions and other transactions and their effect on our business; changes in tax regulations and rates, including the effect on our estimated effective income tax rate; and other regulatory or legislative changes.

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including, but not limited to, the foregoing factors as well as those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2018. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of any such statement or to reflect the occurrence of unanticipated events.

Executive Overview
Legg Mason, Inc. is a global asset management firm that operates through nine independent asset management subsidiaries (collectively with its subsidiaries, “Legg Mason”). We help investors globally to achieve better financial outcomes by expanding choice across investment strategies, vehicles and investor access through independent asset managers with diverse expertise in equity, fixed income, alternative and liquidity investments. Acting through our subsidiaries, which we often refer to as our affiliates, we deliver our investment capabilities through varied products and vehicles and via multiple points of access, including directly and through various financial intermediaries. Our investment advisory services include discretionary and non-discretionary management of separate investment accounts in numerous investment styles for institutional and individual investors. Our investment products include proprietary mutual funds ranging from money market and other liquidity products to fixed income, equity and alternative funds managed in a wide variety of investment styles. We also offer other domestic and offshore funds to both retail and institutional investors, privately placed real estate funds and funds-of-hedge funds. Our centralized global distribution group, Legg Mason Global Distribution, markets, distributes and supports our investment products.

Our operations are principally in the U.S. and the U.K. and we also have offices in Australia, the Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Singapore, Spain, Switzerland and Taiwan. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, commercial banks, insurance companies, and other financial services companies. The industry continues to experience disruption and challenges, including a shift to lower-fee passively managed products, which contributes to increasing fee pressure, the increased role of technology in asset management services, the introduction of new financial products and services by our competitors, and the consolidation of financial services firms through mergers and acquisitions. The asset management industry is also subject to extensive and evolving regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes and keeping abreast of regulatory developments has required, and will continue to require, us to incur costs that impact our profitability.

Our financial position and results of operations are materially affected by the overall trends and conditions in the global financial markets. Results of any individual period should not be considered representative of future results.

Our revenues and net income are derived primarily from AUM and fees associated with our investment products. Accordingly, changes in global financial markets, the composition and level of AUM, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our results of operations. Our most significant operating expenses are employee compensation and benefits, of which a majority is variable in nature and includes incentive compensation, and distribution and servicing expenses, which consist primarily of fees paid to third-party distributors for selling our asset management products and services. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates, and changes in currency exchange rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services, vehicles, and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share, including, in particular, passive products, and corresponding flows out of products in which we do have market share. For a further discussion of factors that may affect our results of operations, refer to the discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018.

Our strategy is to expand client choice through products, vehicles and access. We focus our strategic priorities on the four primary areas listed below.  Management considers these strategic priorities when evaluating our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below initiatives on which management currently focuses in evaluating our performance and financial condition.

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
-
Align economic relationships with affiliate management teams, including retained affiliate management equity, the implementation of affiliate management equity plan agreements, and collaborative cost saving efforts

The strategic priorities discussed above are designed to drive improvements in our net flows, earnings, cash flows, AUM and other key metrics, including operating margin.  Certain of these key metrics are discussed in our quarterly results discussion below.

In connection with our strategic priorities, we and our affiliates have begun to identify and pursue new and different ways to collaborate in order to leverage our combined scale and become more effective and efficient at delivering results for our clients and shareholders. We expect these activities to result in savings, much of which we intend to reinvest in our business.

Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2018, was $72.8 million, or $0.82 per diluted share, as compared to $75.7 million, or $0.78 per diluted share for the three months ended September 30, 2017. Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2018 included a discrete tax benefit of $2.8 million, or $0.03 per diluted share, related to the completion of a prior year tax audit, offset in part by a real estate related charge of $2.4 million, or $0.02 per diluted share, associated with the sublease of office space in our Baltimore headquarters, while the three months ended September 30, 2017 included acquisition and transition-related costs associated with the combination of Permal with EnTrust of $1.4 million, or $0.01 per diluted share, offset in part by a $1.2 million, or $0.01 per diluted share, year-to-date tax annualization benefit.

Although average AUM remained relatively flat for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, total operating revenues decreased due to a reduction in performance fees, as further discussed below.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
Despite increased volatility in the month of September, U.S. equity markets continued to increase during the three months ended September 30, 2018, led by the technology and health care sectors, as strong corporate earnings growth and favorable economic indicators outweighed investor concerns about heightened trade tensions between the U.S. and China. Developed international equity markets also increased during the quarter, driven by strong gains in Japanese markets, as the yen weakened against the U.S. dollar and corporate earnings continued to improve. European markets increased modestly during the quarter, reflecting continued economic growth. Emerging equity markets declined during the quarter, driven by the strengthening U.S. dollar, the withdrawal of global liquidity, and trade tensions.

Global bond markets were mixed during the three months ended September 30, 2018. U.S. government bond yields increased during the quarter, with the 10-year treasury yield rising to its highest level since 2011, while strong corporate earnings resulted in positive total returns for U.S. corporate bonds. In September 2018, the Federal Reserve Board increased the target federal funds rate from 2.00% to 2.25%, the third rate increase during calendar year 2018, and signaled one additional rate increase in calendar year 2018, as well as three increases in calendar year 2019. As a result, the U.S. dollar strengthened during the quarter against most major currencies, which resulted in lower returns for non-dollar denominated bonds.

The following table summarizes the returns for various major market indices for the three and six months ended September 30, 2018 and 2017:

	% Change for the Three Months Ended September 30,		% Change for the Six Months Ended September 30,
Indices(1)	2018	2017	2018	2017
Dow Jones Industrial Average(2)	9.0%	4.9%	9.8%	8.4%
S&P 500(2)	7.2%	4.0%	10.3%	6.6%
Nasdaq Composite Index(2)	7.1%	5.8%	13.9%	9.9%
Barclays Capital U.S. Aggregate Bond Index	—%	0.9%	(0.1)%	2.3%
Barclays Capital Global Aggregate Bond Index	(0.9)%	1.8%	(3.7)%	4.4%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., Nasdaq Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

In addition to these factors, our industry continues to be impacted by the generally low growth and mixed return environment, with continued migration from active to passive strategies. Together with regulatory reform, these factors continue to put pressure on fees, contributing to the consolidation of products and managers on distribution platforms. These factors also continue to create significant flow challenges for active managers like ourselves.

While the economic outlook for the U.S. has remained positive in recent years, it has been impacted by increased uncertainty. This uncertainty has led to increased volatility in the U.S. and international equity and bond markets. The volatility of the market highlights the importance of a strong investment strategy. The financial environment in which we operate continues to reflect a heightened level of sensitivity and continued pressure on our fees, as discussed above.

The Markets in Financial Instrument Directive ("MiFID II") became effective in Europe in January 2018. We are committed to ensuring our investment professionals have access to the external research market in order to achieve our long-term investment performance goals. We are absorbing external research costs incurred for MiFID II impacted funds and client accounts, which costs are not material to the company's financial statements.

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Alternative		Liquidity

-	Large Cap Growth	-	U.S. Intermediate Investment Grade	-	Real Estate	-	U.S. Managed Cash
-	Large Cap Value	-	U.S. Credit Aggregate	-	Hedge Funds	-	U.S. Municipal Cash
-	Equity Income	-	Global Opportunistic Fixed Income	-	Listed Infrastructure
-	International Equity	-	Global Government
-	Small Cap Core	-	Global Fixed Income
-	Large Cap Core	-	U.S. Municipal
-	Sector Equity	-	U.S. Long Duration
-	Mid Cap Core	-	High Yield
-	Small Cap Value	-	U.S. Limited Duration
-	Small Cap Growth	-	Emerging Markets Debt
-	Emerging Markets Equity
-	Global Equity

The components of the changes in our AUM (in billions) were as follows:

	Three Months Ended
	September 30,
	2018	2017
Beginning of period	$744.6	$741.2
Net client cash flows:
Investment funds, excluding liquidity products(1):
Subscriptions	12.9	16.3
Redemptions	(14.8)	(14.4)
Long-term separate account flows, net(2)	0.9	(4.1)
Total long-term flows	(1.0)	(2.2)
Liquidity fund flows, net	3.5	(0.1)
Liquidity separate account flows, net	(0.5)	0.3
Total liquidity flows	3.0	0.2
Total net client cash flows	2.0	(2.0)
Realizations(3)	(0.2)	(0.5)
Market performance and other(4)	11.0	13.5
Impact of foreign exchange	(2.0)	2.2
End of period	$755.4	$754.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
The three months ended September 30, 2017, includes a reclassification of $1.0 billion from long-term separate account flows, net, to Market performance and other related to certain assets which were reclassified to AUM from AUA effective April 1, 2017 due to a change in our policy on classification of AUA and AUM.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(4)	Other primarily includes the reinvestment of dividends, and for the three months ended September 30, 2017, the reclassification from long-term separate account flows, net, discussed above.

AUM at September 30, 2018 was $755.4 billion, an increase of $10.8 billion, or 1%, from June 30, 2018. Total net client inflows were $2.0 billion, consisting of $3.0 billion of net client inflows into the liquidity asset class, which were offset in part by $1.0 billion of net client outflows from long-term asset classes. Long-term asset net outflows were comprised of equity net outflows of $1.1 billion and fixed income net outflows of $0.5 billion, offset in part by alternative net inflows of $0.6 billion. Equity net outflows were primarily in products managed by Brandywine Global Investment Management ("Brandywine"), Royce & Associates ("Royce"), ClearBridge Investments ("ClearBridge") and QS Investors. Fixed income net outflows were primarily in products managed by Western Asset Management Company ("Western Asset"), offset in part by net inflows into products managed by Brandywine. Alternative net inflows were primarily in products managed by Clarion Partners, offset in part by net outflows from products managed by RARE Infrastructure. In general, we earn higher fees and profits per dollar of alternative and equity AUM and outflows in those asset classes more negatively impact our revenues and Net Income Attributable to Legg Mason, Inc. than would outflows in the fixed income and liquidity asset classes. The positive impact of market performance and other was $11.0 billion and the negative impact of foreign currency exchange rate fluctuations was $2.0 billion.

Our net client cash flows reflect the significant industry-wide flow pressure for active managers of equity and fixed income assets discussed above under the heading "Business Environment".

AUM by Asset Class
AUM by asset class (in billions) was as follows:

As of September 30,	2018	% of Total	2017	% of Total	% Change
Equity	$214.5	28%	$201.2	27%	7%
Fixed income	411.0	55	411.9	54	—
Alternative	67.4	9	65.8	9	2
Total long-term assets	692.9	92	678.9	90	2
Liquidity	62.5	8	75.5	10	(17)
Total	$755.4	100%	$754.4	100%	—%

Average AUM by asset class (in billions) was as follows:

Three Months Ended September 30,	2018	% of Total	2017	% of Total	% Change
Equity	$212.2	28%	$198.9	26%	7%
Fixed income	411.4	55	410.2	55	—
Alternative	66.4	9	66.0	9	1
Total long-term assets	690.0	92	675.1	90	2
Liquidity	60.2	8	75.2	10	(20)
Total	$750.2	100%	$750.3	100%	—%

The component changes in our AUM by asset class (in billions) for the three months ended September 30, 2018 and 2017, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
June 30, 2018	$206.4	$412.3	$66.4	$685.1	$59.5	$744.6
Investment funds, excluding liquidity funds(1):
Subscriptions	5.0	6.3	1.6	12.9	—	12.9
Redemptions	(5.9)	(7.7)	(1.2)	(14.8)	—	(14.8)
Separate account flows, net	(0.2)	0.9	0.2	0.9	(0.5)	0.4
Liquidity fund flows, net	—	—	—	—	3.5	3.5
Net client cash flows	(1.1)	(0.5)	0.6	(1.0)	3.0	2.0
Realizations(2)	—	—	(0.2)	(0.2)	—	(0.2)
Market performance and other(3)	9.5	0.7	0.7	10.9	0.1	11.0
Impact of foreign exchange	(0.3)	(1.5)	(0.1)	(1.9)	(0.1)	(2.0)
September 30, 2018	$214.5	$411.0	$67.4	$692.9	$62.5	$755.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
June 30, 2017	$196.2	$403.6	$66.5	$666.3	$74.9	$741.2
Investment funds, excluding liquidity funds(1):
Subscriptions	5.3	9.5	1.5	16.3	—	16.3
Redemptions	(7.4)	(5.3)	(1.7)	(14.4)	—	(14.4)
Separate account flows, net(2)	(0.3)	(3.3)	(0.5)	(4.1)	0.3	(3.8)
Liquidity fund flows, net	—	—	—	—	(0.1)	(0.1)
Net client cash flows	(2.4)	0.9	(0.7)	(2.2)	0.2	(2.0)
Realizations(3)	—	—	(0.5)	(0.5)	—	(0.5)
Market performance and other(4)	7.1	5.9	0.3	13.3	0.2	13.5
Impact of foreign exchange	0.3	1.5	0.2	2.0	0.2	2.2
September 30, 2017	$201.2	$411.9	$65.8	$678.9	$75.5	$754.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes a reclassification of $0.4 billion and $0.6 billion from equity and fixed income separate account flows, net, respectively, to Market performance and other, related to certain assets which were reclassified to AUM from AUA effective April 1, 2017 due to a change in our policy on classification of AUA and AUM.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(4)	Other primarily includes the reinvestment of dividends and the reclassification from separate account flows, net, discussed above.

.

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended September 30, 2018 and 2017, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
September 30, 2017	$201.2	$411.9	$65.8	$678.9	$75.5	$754.4
Investment funds, excluding liquidity funds(1):
Subscriptions	20.1	33.8	5.9	59.8	—	59.8
Redemptions	(26.8)	(27.9)	(5.3)	(60.0)	—	(60.0)
Separate account flows, net	(1.8)	3.1	0.5	1.8	(1.7)	0.1
Liquidity fund flows, net	—	—	—	—	(11.4)	(11.4)
Net client cash flows	(8.5)	9.0	1.1	1.6	(13.1)	(11.5)
Realizations(2)	—	—	(1.2)	(1.2)	—	(1.2)
Market performance and other(3)	22.5	(5.7)	1.9	18.7	0.9	19.6
Impact of foreign exchange	(0.7)	(4.2)	(0.3)	(5.2)	(0.8)	(6.0)
Acquisition	—	—	0.1	0.1	—	0.1
September 30, 2018	$214.5	$411.0	$67.4	$692.9	$62.5	$755.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
September 30, 2016	$168.4	$396.9	$72.0	$637.3	$95.6	$732.9
Investment funds, excluding liquidity funds(1):
Subscriptions	29.0	33.7	6.2	68.9	—	68.9
Redemptions	(27.4)	(28.5)	(7.6)	(63.5)	—	(63.5)
Separate account flows, net(2)	(3.7)	—	(3.6)	(7.3)	0.9	(6.4)
Liquidity fund flows, net	—	—	—	—	(22.2)	(22.2)
Net client cash flows	(2.1)	5.2	(5.0)	(1.9)	(21.3)	(23.2)
Realizations(3)	—	—	(1.9)	(1.9)	—	(1.9)
Market performance and other(4)	37.4	11.6	2.9	51.9	1.2	53.1
Impact of foreign exchange	(0.2)	(1.4)	0.1	(1.5)	0.1	(1.4)
Dispositions(5)	(2.3)	(0.4)	(2.3)	(5.0)	(0.1)	(5.1)
September 30, 2017	$201.2	$411.9	$65.8	$678.9	$75.5	$754.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes a reclassification of $0.4 billion and $0.6 billion from equity and fixed income separate account flows, net, respectively, to Market performance and other, related to certain assets which were reclassified to AUM from AUA effective April 1, 2017 due to a change in our policy on classification of AUA and AUM.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(4)
Other includes the reclassification, effective April 1, 2017, of $12.1 billion and $3.9 billion of certain equity and fixed income assets, respectively, which were previously included in AUA to AUM due to a change in our policy on classification of AUA and AUM. Other also includes the reinvestment of dividends, a $(3.7) billion reconciliation to previously reported amounts, and the reclassification from separate account flows, net, discussed above.

(5)	Related to the disposition of two small investment managers and our share of a joint venture.

AUM at September 30, 2018 was $755.4 billion, an increase of $1.0 billion from September 30, 2017. Total net client outflows were $11.5 billion, consisting of $13.1 billion of net client outflows from the liquidity asset class, offset in part by $1.6 billion of net client inflows into long-term asset classes. Long-term asset net inflows were comprised of fixed income net inflows of $9.0 billion and alternative net inflows of $1.1 billion, offset in part by equity net outflows of $8.5 billion. Fixed income net inflows were primarily in products managed by Western Asset and Brandywine, offset in part by net outflows from products managed by QS Investors. Alternative net inflows were primarily in products managed by Clarion Partners, offset in part by net outflows from products managed by EnTrustPermal. Equity net outflows were primarily in products managed by ClearBridge, QS Investors, Royce, Brandywine and Martin Currie. The positive impact of market performance and other was $19.6 billion. The negative impact of foreign currency exchange rate fluctuations totaled $6.0 billion.

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

The component changes in our AUM by distribution channel (in billions) for the three months ended September 30, 2018 and 2017, were as follows:

	Global Distribution	Affiliate/Other	Total
June 30, 2018	$335.3	$409.3	$744.6
Net client cash flows, excluding liquidity funds	(1.4)	(0.1)	(1.5)
Liquidity fund flows, net	—	3.5	3.5
Net client cash flows	(1.4)	3.4	2.0
Realizations(1)	—	(0.2)	(0.2)
Market performance and other(2)	8.6	2.4	11.0
Impact of foreign exchange	(0.9)	(1.1)	(2.0)
September 30, 2018	$341.6	$413.8	$755.4

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(2)	Other primarily includes the reinvestment of dividends.

	Global Distribution		Affiliate/Other	Total
June 30, 2017	$311.6		$429.6	$741.2
Net client cash flows, excluding liquidity funds	3.0	(1)	(4.9)	(1.9)
Liquidity fund flows, net	—		(0.1)	(0.1)
Net client cash flows	3.0		(5.0)	(2.0)
Realizations(2)	—		(0.5)	(0.5)
Market performance and other(3)	8.1		5.4	13.5
Impact of foreign exchange	0.6		1.6	2.2
September 30, 2017	$323.3		$431.1	$754.4

(1)
Includes a reclassification of $1.0 billion from net client cash flows, excluding liquidity funds, to Market performance and other related to certain assets which were reclassified to AUM from AUA effective April 1, 2017 due to a change in our policy on classification of AUA and AUM.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends and the reclassification from net client cash flows discussed above.

Operating Revenue Yield
We calculate operating revenue yields as the ratio of the sum of annualized investment advisory fees, distribution and service fees, and other revenues, less performance fees, to average AUM. For each of the quarters ended September 30, 2018 and 2017, our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 38 basis points ("bps"). Our operating revenue yields by asset class and distribution channel were as follows:

Three Months Ended September 30,
	2018	2017
Asset Class:
Equity	60 bps	63 bps
Fixed Income	27 bps	27 bps
Alternative	61 bps	64 bps
Liquidity	14 bps	13 bps

Distribution Channel:
Global Distribution	43 bps	44 bps
Affiliate/Other	35 bps	34 bps

The average fee rate for managing equity and alternative assets declined over the last year due to a shift in the mix of assets from higher fee to lower fee products.

Equity assets are primarily managed by ClearBridge, Royce, Brandywine, QS Investors and Martin Currie; alternative assets are managed by Clarion Partners, EnTrustPermal and RARE Infrastructure; fixed income assets are primarily managed by Western Asset and Brandywine; and liquidity assets are managed by Western Asset. Assets distributed through Legg Mason Global Distribution are predominately retail in nature.

Investment Performance
Overall investment performance of our AUM for the three months ended September 30, 2018 and 2017, was mixed compared to relevant benchmarks.

For the three months ended September 30, 2018, U.S. equity indices produced positive returns. The best performing index was the Dow Jones Industrial Average, which returned 9.6% for the three months ended September 30, 2018. The lowest performing index was the Russell 2000, which returned 3.6% for the three months ended September 30, 2018. These positive returns reflect continuing growth of corporate earnings and an expanding economy, despite increased volatility during the month of September.

In the U.S. fixed income markets, short-term interest rates rose more than long-term rates during the quarter, as growth remained solid. Generally, there was a strong demand for more risky assets over the quarter and spreads in some risk sectors tightened. The best performing fixed income sector for the quarter was U.S. High Yield as measured by the Barclays U.S. High Yield Index which returned 2.4% for the three months ended September 30, 2018. The lowest performing fixed income sector for the three months ended September 30, 2018, was U.S. TIPS, as measured by the Barclays U.S. TIPS which declined 0.8% for the quarter.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of September 30, 2018 and 2017, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2018				As of September 30, 2017
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	42%	68%	73%	82%	74%	74%	79%	85%
Equity:
Large cap	13%	17%	33%	61%	23%	33%	54%	81%
Small cap	38%	65%	41%	39%	49%	13%	26%	55%
Total equity (includes other equity)	22%	28%	37%	59%	31%	40%	56%	78%
Fixed income:
U.S. taxable	49%	90%	90%	91%	95%	88%	89%	86%
U.S. tax-exempt (includes only one strategy)	100%	100%	100%	100%	100%	100%	100%	100%
Global taxable	17%	70%	71%	94%	78%	74%	74%	83%
Total fixed income	41%	84%	84%	92%	90%	84%	85%	86%
Alternative	67%	71%	92%	59%	77%	82%	91%	62%
The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages(2) as of September 30, 2018 and 2017, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2018				As of September 30, 2017
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	37%	59%	61%	66%	60%	63%	64%	76%
Equity:
Large cap	25%	49%	50%	57%	26%	49%	50%	79%
Small cap	64%	73%	34%	46%	71%	38%	28%	57%
Total equity (includes other equity)	36%	51%	45%	53%	41%	49%	47%	70%
Fixed income:
U.S. taxable	34%	85%	88%	90%	91%	87%	87%	86%
U.S. tax-exempt	63%	18%	58%	57%	59%	31%	57%	68%
Global taxable	26%	56%	64%	79%	75%	77%	85%	77%
Total fixed income	38%	69%	79%	81%	82%	74%	80%	80%
Alternative (includes only three funds)	0%	0%	92%	n/a	100%	100%	100%	n/a
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

As of September 30, 2018 and 2017, approximately 89% and 88%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.
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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. Effective April 1, 2018, Lipper Investment Management ("LIM") is being used for comparative performance reporting, replacing Lipper Analytical New Applications ("LANA") which was discontinued by Lipper Inc., which resulted in changes to the composition of the comparative categories. For comparison purposes, prior periods reflect the categories as reported in LIM. As of September 30, 2018 and 2017, the U.S. long-term mutual fund assets represented in the data accounted for 19% and 17%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of September 30, 2018, constituted an aggregate of approximately $432 billion, or approximately 57% of our total AUM. The most meaningful exclusion of funds are our alternative fund strategies, which primarily involve privately placed hedge funds and privately placed real estate funds and represent only 5% of our total AUM as of September 30, 2018, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	23.15%	18.57%	16.09%	14.16%	9.21%
Russell 1000 Growth		Relative	(3.15)%	(1.96)%	(0.49)%	(0.13)%	1.59%
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	14.13%	11.77%	9.76%	12.44%	11.96%
Russell 3000 Growth		Relative	(11.76)%	(8.57)%	(6.46)%	(1.72)%	1.32%
ClearBridge Appreciation Fund	3/10/1970	Absolute	16.39%	15.13%	11.90%	10.63%	10.46%
S&P 500		Relative	(1.52)%	(2.16)%	(2.04)%	(1.33)%	(0.22)%
ClearBridge Dividend Strategy	11/6/1992	Absolute	10.37%	14.74%	10.69%	10.01%	8.82%
S&P 500		Relative	(7.54)%	(2.55)%	(3.25)%	(1.95)%	(1.01)%
ClearBridge Value Trust	4/16/1982	Absolute	6.36%	12.10%	9.10%	8.56%	11.50%
S&P 500		Relative	(11.55)%	(5.20)%	(4.84)%	(3.40)%	(0.52)%
ClearBridge All Cap Value	11/12/1981	Absolute	7.42%	14.13%	9.23%	8.57%	10.12%
Russell 3000 Value		Relative	(2.03)%	0.40%	(1.41)%	(1.19)%	(1.63)%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	8.08%	11.86%	9.90%	9.82%	9.58%
Russell 1000 Value		Relative	(1.37)%	(1.68)%	(0.81)%	0.04%	(0.73)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	12.12%	14.41%	11.31%	n/a	13.55%
Russell 1000 Value		Relative	2.67%	0.87%	0.60%	n/a	0.80%

Small Cap
ClearBridge Small Cap Growth	7/1/1998	Absolute	39.59%	23.18%	13.06%	14.04%	11.55%
Russell 2000 Growth		Relative	18.53%	5.21%	0.92%	1.40%	3.93%
Royce Premier Fund	12/31/1991	Absolute	15.00%	18.57%	9.68%	10.57%	11.91%
Russell 2000		Relative	(0.23)%	1.46%	(1.38)%	(0.54)%	1.88%
Royce Total Return Fund	12/15/1993	Absolute	7.95%	14.63%	8.62%	9.54%	10.83%
Russell 2000		Relative	(7.28)%	(2.48)%	(2.45)%	(1.57)%	1.48%
Royce Pennsylvania Mutual	6/30/1967	Absolute	15.14%	18.26%	9.40%	10.23%	11.82%
Russell 2000		Relative	(0.10)%	1.16%	(1.67)%	(0.88)%	0.03%
Royce Special Equity	5/1/1998	Absolute	4.50%	12.28%	6.06%	9.43%	9.07%
Russell 2000		Relative	(10.74)%	(4.82)%	(5.01)%	(1.68)%	0.99%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	(1.87)%	3.13%	3.69%	6.40%	5.83%
Barclays US Aggregate		Relative	(0.66)%	1.82%	1.53%	2.63%	1.19%
Western Asset Core Bond Fund	9/4/1990	Absolute	(0.70)%	2.53%	3.31%	5.92%	6.56%
Barclays US Aggregate		Relative	0.52%	1.21%	1.15%	2.15%	0.74%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	(2.57)%	3.19%	2.59%	5.13%	4.26%
Barclays US Aggregate		Relative	(1.36)%	1.88%	0.43%	1.36%	0.24%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	(0.37)%	2.07%	2.38%	4.80%	5.44%
Barclays Intermediate Gov't/Credit		Relative	0.59%	1.17%	0.86%	1.58%	0.65%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	0.84%	1.45%	1.21%	2.60%	3.40%
FTSE Treasury Gov't/Cedit 1-3 YR		Relative	0.60%	0.72%	0.39%	0.92%	(0.53)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	(1.46)%	4.24%	4.40%	7.28%	6.20%
Barclays US Credit		Relative	(0.36)%	1.27%	1.00%	1.35%	0.16%
Western Asset Inflation Index Plus Bond Fund	3/1/2001	Absolute	0.21%	1.26%	0.60%	3.09%	4.49%
Barclays US TIPS		Relative	(0.20)%	(0.78)%	(0.77)%	(0.23)%	(0.34)%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	11.25%	10.51%	11.86%	n/a	14.45%
BOFAML Floating Rate Home Loan Index		Relative	5.21%	5.96%	8.05%	n/a	9.07%
Western Asset High Yield Fund	9/28/2001	Absolute	4.08%	7.21%	4.26%	8.14%	7.05%
Barclays US Corp High Yield		Relative	1.03%	(0.93)%	(1.27)%	(1.31)%	(1.25)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	1.89%	2.51%	1.78%	2.26%	2.72%
FTSE T-Bill 6-Month		Relative	0.27%	1.63%	1.22%	1.84%	0.07%

U.S. Tax-Exempt Fixed Income
Western Asset Managed Municipals Fund	3/4/1981	Absolute	0.60%	2.14%	3.79%	5.09%	7.39%
Barclays Municipal Bond		Relative	0.26%	(0.09)%	0.25%	0.34%	0.45%

Global Taxable Fixed Income
Legg Mason Western Asset Macro Opportunities Bond	11/30/2013	Absolute	(7.04)%	4.20%	n/a	n/a	4.07%
3-Month LIBOR		Relative	(9.04)%	2.96%	n/a	n/a	3.20%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	(4.31)%	4.25%	1.98%	5.33%	4.97%
FTSE World Gov't Bond		Relative	(2.78)%	2.58%	1.78%	3.13%	2.22%
Legg Mason Brandywine Absolute Return Opportunities Fund	2/28/2011	Absolute	(3.78)%	2.87%	1.77%	n/a	2.78%
FTSE 3-Month T-Bill		Relative	(5.35)%	2.07%	1.28%	n/a	2.43%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	(4.77)%	2.49%	0.22%	3.46%	3.71%
FTSE World Gov't Bond		Relative	(3.23)%	0.81%	0.02%	1.26%	0.41%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	(4.26)%	4.01%	2.20%	4.70%	5.69%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	(3.12)%	(0.23)%	(0.65)%	(0.89)%	0.91%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	3.75%	3.12%	4.52%	6.45%	5.98%
UBS Australian Composite Bond Index		Relative	0.03%	0.27%	0.23%	0.86%	0.35%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	0.25%	6.68%	3.18%	7.31%	6.85%
Barclays Global High Yield		Relative	(0.02)%	(0.86)%	(1.67)%	(1.91)%	(1.88)%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	(3.36)%	1.09%	2.77%	n/a	3.34%
Barclays Global Aggregate Index		Relative	(4.19)%	(1.27)%	(0.36)%	n/a	(0.05)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	(5.16)%	5.31%	2.60%	6.19%	8.70%
JPM EMBI Global		Relative	(2.22)%	(0.39)%	(2.03)%	(1.06)%	0.25%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	1.68%	1.01%	0.64%	0.52%	3.11%
FTSE 3-Month T-Bill		Relative	0.11%	0.21%	0.15%	0.20%	0.29%

n/a	not applicable

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
AUA was $12 billion and $11 billion as of September 30, 2018 and 2017, respectively. AUA was comprised of approximately $6 billion related to Western Asset, approximately $3 billion related to QS Investors, approximately $2 billion related to Brandywine and approximately $1 billion related to EnTrustPermal as of September 30, 2018; and approximately $6 billion related to Western Asset, approximately $3 billion related to QS Investors, and approximately $2 billion related to EnTrustPermal as of September 30, 2017. AUA fee rates vary with the level of non-discretionary service provided and other factors, and our average annualized fee rate related to AUA was approximately eight basis points and six basis points for the three months ended September 30, 2018 and 2017, respectively.

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

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Investment advisory fees:
Separate accounts	$261.5	$253.1	$8.4	3%
Funds	383.9	393.0	(9.1)	(2)
Performance fees	31.9	40.8	(8.9)	(22)
Distribution and service fees	79.1	80.7	(1.6)	(2)
Other	2.0	0.7	1.3	n/m
Total Operating Revenues	$758.4	$768.3	$(9.9)	(1)%
n/m - not meaningful

Total operating revenues for the three months ended September 30, 2018, were $758.4 million, a decrease of 1% from $768.3 million for the three months ended September 30, 2017, primarily due to an $8.9 million decrease in performance fees, as further discussed below. Our operating revenue yield was 38 basis points for each of the three months ended September 30, 2018 and 2017.

Investment advisory fees from separate accounts increased $8.4 million, or 3%, to $261.5 million, as compared to $253.1 million for the three months ended September 30, 2017. Of this increase, $8.3 million was due to higher average equity assets managed by ClearBridge and $3.6 million was due to higher average fixed income assets managed by Western Asset. These increases were offset in part by a decrease of $2.0 million due to lower average fixed income assets managed by Brandywine and a decrease of $1.4 million due to lower average alternative assets managed by Clarion and EnTrustPermal.

Investment advisory fees from funds decreased $9.1 million, or 2%, to $383.9 million, as compared to $393.0 million for the three months ended September 30, 2017. Of this decrease, $8.5 million was due to lower average alternative assets managed at EnTrustPermal, $5.5 million was due to lower average equity assets managed at Martin Currie and QS Investors, and $3.6 million was due to a net decrease in fees from liquidity assets managed by Western Asset. These decreases were offset in part by an increase of $6.7 million due to higher average alternative assets managed by Clarion Partners and an increase of $4.7 million due to higher average fixed income assets managed by Western Asset.

As of September 30, 2018 and 2017, approximately 12% and 11%, respectively, of our long-term average AUM was in accounts that were eligible to earn performance fees at some point during the respective fiscal year. Performance fees earned on pre-close AUM at Clarion Partners are fully passed through to the Clarion Partners management team, per the terms of the agreement under which we acquired Clarion Partners, and recorded as compensation expense, and therefore have no impact on Net Income Attributable to Legg Mason, Inc. We expect the full pass through of performance fees at Clarion Partners to phase out approximately five years post-closing. Excluding AUM eligible to earn pass through performance fees, approximately 8% of our long-term average AUM was in accounts that were performance-fee eligible as of both September 30, 2018 and 2017. During both the three months ended September 30, 2018 and 2017, approximately 60% of non-pass through performance-fee eligible AUM earned a performance fee.

Investment advisory performance fees decreased $8.9 million, to $31.9 million, as compared to $40.8 million for the three months ended September 30, 2017, primarily due to a $13.5 million decrease in performance fees earned by Martin Currie and Western Asset, offset in part by a $4.1 million increase in performance fees earned by Clarion Partners on assets invested with them prior to the acquisition closing, which were passed through as compensation expense.

Distribution and service fees decreased $1.6 million, or 2%, to $79.1 million, as compared to $80.7 million for the three months ended September 30, 2017, primarily due to a decrease in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Compensation and benefits	$364.9	$368.0	$(3.1)	(1)%
Distribution and servicing	114.5	123.6	(9.1)	(7)
Communications and technology	57.5	51.3	6.2	12
Occupancy	27.4	25.2	2.2	9
Amortization of intangible assets	6.1	6.1	—	—
Contingent consideration fair value adjustment	0.1	—	0.1	n/m
Other	52.2	49.7	2.5	5
Total Operating Expenses	$622.7	$623.9	$(1.2)	—%
n/m - not meaningful

Operating expenses for the three months ended September 30, 2018 and 2017, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period. The remaining operating expenses are corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) were as follows:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Salaries and incentives	$279.1	$284.2	$(5.1)	(2)%
Benefits and payroll taxes (including deferred compensation)	55.2	56.1	(0.9)	(2)
Transition and severance costs	2.6	3.0	(0.4)	(13)
Performance fee pass through	24.0	19.9	4.1	21
Gains on deferred compensation and seed capital investments	4.0	4.8	(0.8)	(17)
Compensation and benefits	$364.9	$368.0	$(3.1)	(1)%

Compensation and benefits decreased 1% to $364.9 million for the three months ended September 30, 2018, as compared to $368.0 million for the three months ended September 30, 2017, as a result of the following:

•
Salaries and incentives decreased $5.1 million, to $279.1 million, as compared to $284.2 million for the three months ended September 30, 2017, primarily due to a decrease of $5.3 million in net compensation at investment affiliates, driven by a decrease in performance fee revenue at certain revenue share-based affiliates, which typically creates a corresponding decrease in compensation per the applicable revenue share agreements, offset in part by a $1.5 million increase in salary and incentive compensation expense related to corporate and distribution personnel.

Compensation as a percentage of operating revenues increased to 48.1%, as compared to 47.9% for the three months ended September 30, 2017, primarily due to an increase in performance fees earned by Clarion Partners that are passed through as compensation expense.

Distribution and servicing expense decreased $9.1 million, or 7%, to $114.5 million, as compared to $123.6 million for the three months ended September 30, 2017, primarily due to a decrease in third-party commissions as a result of lower international sales and lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased $6.2 million, or 12%, to $57.5 million, as compared to $51.3 million for the three months ended September 30, 2017, primarily due to a $4.2 million increase in technology consulting and maintenance costs related to ongoing investments in our technology capabilities, and a $1.6 million increase in market data costs.

Occupancy expense increased $2.2 million, or 9%, to $27.4 million, as compared to $25.2 million for the three months ended September 30, 2017, primarily due a real estate related charge in the current year period of $2.4 million associated with the sublease of office space in our corporate headquarters.

Other expense increased $2.5 million, or 5%, to $52.2 million, as compared to $49.7 million for the three months ended September 30, 2017, primarily due to an increase in professional fees related to various corporate initiatives including collaboration efforts with affiliates.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Interest income	$2.4	$1.6	$0.8	50%
Interest expense	(29.8)	(29.1)	(0.7)	2
Other income, net	6.6	7.3	(0.7)	(10)
Non-operating income (expense) of consolidated investment vehicles, net	(4.0)	2.1	(6.1)	n/m
Total Non-Operating Income (Expense)	$(24.8)	$(18.1)	$(6.7)	37%
n/m - not meaningful

Other income, net, totaled $6.6 million for the three months ended September 30, 2018, as compared to $7.3 million for the three months ended September 30, 2017. The change was primarily due to a $0.8 million decrease in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding decrease in compensation expense.

Non-operating income of consolidated investment vehicles, net, totaled expense of $4.0 million for the three months ended September 30, 2018, as compared to income of $2.1 million for the three months ended September 30, 2017. The change was due to activity of the CIVs during the respective periods. See Notes 2 and 14 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision
The income tax provision was $29.8 million for the three months ended September 30, 2018, as compared to $38.7 million for the three months ended September 30, 2017. The effective tax rate was 26.9% for the three months ended September 30, 2018, as compared to 30.6% for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018, reflects current estimates of the impact of the Tax Cuts and Jobs Act of 2017 (the "Tax Law"). The changes implemented by the Tax Law are wide ranging and complex, and the assessment of their impact could change in subsequent quarters as more detailed information and guidance is obtained and analyzed. For the three months ended September 30, 2018, a discrete tax benefit of $2.8 million was recognized related to the completion of a prior year tax audit, which decreased the effective tax rate by 2.5 percentage points.

CIVs and other consolidated sponsored investment products increased the effective tax rate by 0.7 percentage points and reduced the effective tax rate by 0.4 percentage points for the three months ended September 30, 2018 and 2017, respectively.
Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2018, totaled $72.8 million, or $0.82 per diluted share, as compared to $75.7 million, or $0.78 per diluted share, for the three months ended September 30, 2017. Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2018 included a discrete tax benefit of $2.8 million, or $0.03 per diluted share, related to the completion of a prior year tax audit, offset in part by a real estate related charge of $2.4 million, or $0.02 per diluted share, associated with the sublease of office space in our Baltimore headquarters, while the three months ended September 30, 2017 included acquisition and transition-related costs associated with the combination of Permal with EnTrust of $1.4 million, or $0.01 per diluted share, offset in part by a $1.2 million, or $0.01 per diluted share, year-to-date tax annualization benefit. Net Income Attributable to Legg Mason, Inc. per diluted share also benefited from a reduction in weighted-average shares outstanding as a result of share repurchases during fiscal 2018. Operating margin was 17.9% for the three months ended September 30, 2018, as compared to 18.8% for the three months ended September 30, 2017.

Six Months Ended September 30, 2018, Compared to Six Months Ended September 30, 2017

Assets Under Management

The components of the changes in our AUM (in billions) were as follows:

	Six Months Ended September 30,
	2018	2017
Beginning of period	$754.1	$728.4
Net client cash flows:
Investment funds, excluding liquidity funds(1)
Subscriptions	26.8	32.2
Redemptions	(31.0)	(27.4)
Long-term separate account flows, net(2)	2.3	(6.5)
Total long-term flows	(1.9)	(1.7)
Liquidity fund flows, net	2.6	(11.7)
Liquidity separate account flows, net	(2.6)	0.4
Total liquidity flows	—	(11.3)
Total net client cash flows	(1.9)	(13.0)
Realizations(3)	(0.5)	(1.9)
Market performance and other(4)	12.2	38.3
Impact of foreign exchange	(8.5)	2.9
Disposition	—	(0.3)
End of period	$755.4	$754.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
The six months ended September 30, 2017, includes a reclassification of $1.0 billion from long-term separate account flows, net, to Market performance and other related to certain assets which were reclassified to AUM from AUA effective April 1, 2017 due to a change in our policy on classification of AUA and AUM.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(4)
Other includes the reinvestment of dividends and, for the six months ended September 30, 2017, a $(3.7) billion reconciliation to previously reported amounts and the $1.0 billion reclassification from long-term separate account flows, net, discussed above.

AUM at September 30, 2018, was $755.4 billion, an increase of $1.3 billion from March 31, 2018. Total net client outflows were $1.9 billion and were completely attributable to long-term asset classes. Long-term asset net outflows were comprised of equity net outflows of $3.3 billion, offset in part by fixed income net inflows of $0.8 billion and alternative net inflows of $0.6 billion. Equity net outflows were primarily from products managed by Brandywine, Royce, ClearBridge, Martin Currie and QS Investors. Fixed income net inflows were primarily into products managed by Brandywine, offset in part by net outflows from products managed by Western Asset. Alternative net inflows were primarily in products managed by Clarion Partners, offset in part by net outflows from products managed by EnTrustPermal. Market performance and other was $12.2 billion. The negative impact of foreign currency exchange rate fluctuations was $8.5 billion.

Average AUM by asset class (in billions) were as follows:

Six Months Ended September 30,	2018	% of Total	2017	% of Total	% Change
Equity	$208.9	28%	$194.5	26%	7%
Fixed Income	414.3	55	405.7	54	2
Alternative	66.2	9	66.7	9	(1)
Total long-term assets	689.4	92	666.9	89	3
Liquidity	61.3	8	78.9	11	(22)
Total	$750.7	100%	$745.8	100%	1%

The component changes in our AUM by asset class (in billions) for the six months ended September 30, 2018 and 2017, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2018	$203.0	$422.3	$66.1	$691.4	$62.7	$754.1
Investment funds, excluding liquidity funds(1):
Subscriptions	10.0	14.1	2.7	26.8	—	26.8
Redemptions	(12.6)	(15.8)	(2.6)	(31.0)	—	(31.0)
Separate account flows, net	(0.7)	2.5	0.5	2.3	(2.6)	(0.3)
Liquidity fund flows, net	—	—	—	—	2.6	2.6
Net client cash flows	(3.3)	0.8	0.6	(1.9)	—	(1.9)
Realizations(2)	—	—	(0.5)	(0.5)	—	(0.5)
Market performance and other(3)	16.3	(6.0)	1.5	11.8	0.4	12.2
Impact of foreign exchange	(1.5)	(6.1)	(0.3)	(7.9)	(0.6)	(8.5)
September 30, 2018	$214.5	$411.0	$67.4	$692.9	$62.5	$755.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2017	$179.8	$394.3	$67.9	$642.0	$86.4	$728.4
Investment funds, excluding liquidity funds(1):
Subscriptions	12.7	16.5	3.0	32.2	—	32.2
Redemptions	(13.0)	(11.3)	(3.1)	(27.4)	—	(27.4)
Separate account flows, net(2)	(1.1)	(4.0)	(1.4)	(6.5)	0.4	(6.1)
Liquidity fund flows, net	—	—	—	—	(11.7)	(11.7)
Net client cash flows	(1.4)	1.2	(1.5)	(1.7)	(11.3)	(13.0)
Realizations(3)	—	—	(1.9)	(1.9)	—	(1.9)
Market performance and other(4)	22.6	14.2	1.1	37.9	0.4	38.3
Impact of foreign exchange	0.5	2.2	0.2	2.9	—	2.9
Dispositions	(0.3)	—	—	(0.3)	—	(0.3)
September 30, 2017	$201.2	$411.9	$65.8	$678.9	$75.5	$754.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes a reclassification of $0.4 billion and $0.6 billion from equity and fixed income separate account flows, net, respectively, to Market performance and other, related to certain assets which were reclassified to AUM from AUA effective April 1, 2017 due to a change in our policy on classification of AUA and AUM.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(4)	Other includes the reinvestment of dividends, a $(3.7) billion reconciliation to previously reported amounts, and the reclassification from long-term separate account flows, net, discussed above.

AUM by Distribution Channel
The component changes in our AUM by distribution channel (in billions) for the six months ended September 30, 2018 and 2017, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2018	$333.5	$420.6	$754.1
Net client cash flows, excluding liquidity funds	(1.3)	(3.2)	(4.5)
Liquidity fund flows, net	—	2.6	2.6
Net client cash flows	(1.3)	(0.6)	(1.9)
Realizations(1)	—	(0.5)	(0.5)
Market performance and other(2)	12.7	(0.5)	12.2
Impact of foreign exchange	(3.3)	(5.2)	(8.5)
September 30, 2018	$341.6	$413.8	$755.4

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(2)	Other primarily includes the reinvestment of dividends.

	Global Distribution		Affiliate/Other	Total
March 31, 2017	$285.6		$442.8	$728.4
Net client cash flows, excluding liquidity funds	9.7	(1)	(10.1)	(0.4)
Liquidity fund flows, net	—		(11.7)	(11.7)
Net client cash flows	9.7		(21.8)	(12.1)
Realizations(2)	—		(1.9)	(1.9)
Market performance and other	27.1	(3)	10.3	37.4
Impact of foreign exchange	0.9		2.0	2.9
Disposition	—		(0.3)	(0.3)
September 30, 2017	$323.3		$431.1	$754.4

(1)
Includes a reclassification of $1.0 billion from net client cash flows, to Market performance and other related to certain assets which were reclassified to AUM from AUA effective April 1, 2017 due to a change in our policy on classification of AUA and AUM.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other includes the reinvestment of dividends, a $(3.7) billion reconciliation to previously reported amounts and the $1.0 billion reclassification from net client cash flows discussed above.

Results of Operations

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2018	2017	$ Change	% Change
Investment advisory fees:
Separate accounts	$521.5	$503.2	$18.3	4%
Funds	767.4	775.3	(7.9)	(1)
Performance fees	55.9	122.3	(66.4)	(54)
Distribution and service fees	158.3	159.6	(1.3)	(1)
Other	3.2	1.8	1.4	78
Total Operating Revenues	$1,506.3	$1,562.2	$(55.9)	(4)%

Total operating revenues for the six months ended September 30, 2018, were $1.51 billion, a decrease of 4% from $1.56 billion for the six months ended September 30, 2017, primarily due to a $66.4 million decrease in performance fees, $48.7 million of which was related to performance fees earned by Clarion Partners that were fully passed through as compensation expense. Our operating revenue yield was 39 basis points for each of the six months ended September 30, 2018 and 2017.

Investment advisory fees from separate accounts increased $18.3 million, or 4%, to $521.5 million, as compared to $503.2 million for the six months ended September 30, 2017. Of this increase, $15.8 million was due to higher average equity assets managed by ClearBridge and $10.2 million was due to higher average fixed income assets managed by Western Asset. These increases were offset in part by a decrease of $5.1 million due to lower average alternative assets managed by RARE Infrastructure, EnTrustPermal, and Clarion Partners and a decrease of $3.9 million due to lower average fixed income assets managed by Brandywine.

Investment advisory fees from funds decreased $7.9 million, or 1%, to $767.4 million, as compared to $775.3 million for the six months ended September 30, 2017. Of this decrease, $19.0 million was due to lower average alternative assets managed by EnTrustPermal, $11.3 million was due to lower average equity assets managed by Martin Currie, Royce, and QS Investors, and $9.8 million was due to a net decrease in fees from liquidity assets due to lower average assets managed by Western Asset. These decreases were offset in part by an increase of $19.6 million due to an increase in average fixed income assets managed by Western Asset, and an increase of $13.0 million due to higher average alternative assets managed by Clarion Partners.

Investment advisory performance fees decreased $66.4 million, to $55.9 million, as compared to $122.3 million for the six months ended September 30, 2017, primarily due to a $48.7 million decrease in performance fees earned by Clarion Partners on assets invested with them prior to the acquisition closing, which were passed through as compensation expense, and a $17.8 million decrease in performance fees that were not passed through as compensation expense, primarily at Western Asset and Martin Currie.

Distribution and service fees decreased $1.3 million, or 1%, to $158.3 million, as compared to $159.6 million for the six months ended September 30, 2017, primarily due to a reduction in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2018	2017	$ Change	% Change
Compensation and benefits	$726.5	$781.3	$(54.8)	(7)%
Distribution and servicing	231.1	246.0	(14.9)	(6)
Communications and technology	114.2	101.6	12.6	12
Occupancy	52.2	49.6	2.6	5
Amortization of intangible assets	12.3	12.4	(0.1)	(1)
Impairment of intangible assets	—	34.0	(34.0)	n/m
Contingent consideration fair value adjustments	0.6	(16.6)	17.2	n/m
Other	108.0	102.3	5.7	6
Total Operating Expenses	$1,244.9	$1,310.6	$(65.7)	(5)%
n/m - not meaningful

Operating expenses for the six months ended September 30, 2018 and 2017, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period, excluding impairment charges. The remaining operating expenses (excluding impairment charges) are corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions) were as follows:

	Six Months Ended September 30,
	2018	2017	$ Change	% Change
Salaries and incentives	$534.8	$534.2	$0.6	—%
Benefits and payroll taxes (including deferred compensation)	144.7	144.1	0.6	—
Transition costs and severance	5.1	7.4	(2.3)	(31)
Performance fee pass through	36.6	85.3	(48.7)	(57)
Gains on deferred compensation and seed capital investments	5.3	10.3	(5.0)	(49)
Compensation and benefits	$726.5	$781.3	$(54.8)	(7)%

Compensation and benefits decreased 7% to $726.5 million for the six months ended September 30, 2018, as compared to $781.3 million for the six months ended September 30, 2017, primarily due to a decrease in performance fees passed through as compensation expense. Transition costs and severance also decreased $2.3 million, to $5.1 million, as compared to $7.4 million for the six months ended September 30, 2017, with $1.3 million and $3.5 million for the six months ended September 30, 2018 and 2017, respectively, associated with the restructuring of Permal for the combination with EnTrust, which is now complete. The remaining amounts in each period were primarily severance costs for non-revenue share based affiliates and distribution and corporate personnel.

Compensation as a percentage of operating revenues decreased to 48.2%, as compared to 50.0% for the six months ended September 30, 2017, primarily due to the decrease in performance fees earned by Clarion Partners that were passed through as compensation expense.

Distribution and servicing expenses decreased 6% to $231.1 million, as compared to $246.0 million for the six months ended September 30, 2017, primarily due to lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased 12% to $114.2 million, as compared to $101.6 million for the six months ended September 30, 2017, primarily due to an $8.7 million increase in technology consulting and maintenance costs related to ongoing investments in our technology capabilities and a $3.2 million increase in market data costs.

Occupancy expense increased 5% to $52.2 million, as compared to $49.6 million for the six months ended September 30, 2017, primarily due a real estate related charge recognized in the current year of $2.4 million associated with the sublease of office space in our corporate headquarters.

Impairment of intangible assets was $34.0 million for the six months ended September 30, 2017. The impairment charges were comprised of $32.0 million related to the RARE Infrastructure amortizable management contracts asset and $2.0 million related to the RARE Infrastructure trade name asset. The impairments to these assets resulted from losses of separate account AUM and other factors at RARE Infrastructure, and the related decline in projected revenues. A revised estimate of the remaining useful life of the RARE Infrastructure separate account contracts intangible asset also contributed to the impairment of that asset. See Note 5 of Notes to Consolidated Financial Statements for further discussion of these impairment charges.

Contingent consideration fair value adjustments for the six months ended September 30, 2018, included an expense of $0.6 million which increased the contingent consideration liability related to the acquisition of QS Investors. Contingent consideration fair value adjustments for the six months ended September 30, 2017, included credits of $16.6 million which reduced the contingent consideration liabilities related to the acquisitions of RARE Infrastructure and QS Investors.

Other expense increased $5.7 million to $108.0 million, as compared to $102.3 million for the six months ended September 30, 2017, primarily due to a $4.2 million charge for the regulatory matter further discussed in Note 7 of Notes to Consolidated Financial Statements.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2018	2017	$ Change	% Change
Interest income	$4.9	$3.0	$1.9	63%
Interest expense	(59.8)	(58.3)	(1.5)	3
Other income, net	13.9	18.7	(4.8)	(26)
Non-operating income (expense) of consolidated investment vehicles, net	(0.4)	3.1	(3.5)	n/m
Total Non-Operating Income (Expense)	$(41.4)	$(33.5)	$(7.9)	24%
n/m - not meaningful

Other income, net, totaled $13.9 million for the six months ended September 30, 2018, as compared to $18.7 million for the six months ended September 30, 2017. The change was primarily due to a $5.0 million decrease in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by a corresponding increase in compensation expense.

Non-operating income (expense) of consolidated investment vehicles, net, totaled expense of $0.4 million for the six months ended September 30, 2018, as compared to income of $3.1 million for the six months ended September 30, 2017. The change was primarily due to activity of the CIVs during the respective periods. See Notes 2 and 14 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision
The income tax provision was $60.5 million for the six months ended September 30, 2018, as compared to $66.9 million for the six months ended September 30, 2017. The effective tax rate was 27.5% for the six months ended September 30, 2018, as compared to 30.7% for the six months ended September 30, 2017. The effective tax rate for the six months ended September 30, 2018, reflects current estimates of the impact of the Tax Law. The changes implemented in the Tax Law are wide ranging and complex, and the assessment of their impact could change in subsequent quarters as more detailed information and guidance is obtained and analyzed. During the six months ended September 30, 2018, a discrete tax benefit of $2.8 million was recognized related to the completion of a prior year tax audit, and was offset in part by $0.6 million of discrete tax expense recognized for the state of Maryland law change from a three-factor apportionment factor to a single sales apportionment factor. In addition, for the six months ended September 30, 2018 and 2017, discrete tax expense of $0.5 million and $1.1 million, respectively, was recognized for vested stock awards with a grant date exercise price higher than the vesting date stock prices. Together, the net impact of all discrete tax items decreased the effective income tax rate by 0.8 percentage points for the six months ended September 30, 2018, and increased the effective income tax rate by 0.5 percentage points.

CIVs and other consolidated sponsored investment products reduced the effective tax rate by 0.1 percentage points and 0.3 percentage points for the six months ended September 30, 2018 and 2017, respectively.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the six months ended September 30, 2018, totaled $138.9 million, or $1.57 per diluted share, as compared to $126.6 million, or $1.29 per diluted share, in the six months ended September 30, 2017.  The increase in Net Income Attributable to Legg Mason, Inc. was largely due to the $34.0 million impairment charge recognized in the prior year, offset in part by $16.6 million of credits included in the prior year related to contingent consideration fair value adjustments. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share for the six months ended September 30, 2018, benefited from a reduction in weighted-average shares outstanding as a result of share repurchases during fiscal 2018. Operating margin was 17.4% for the six months ended September 30, 2018, as compared to 16.1% for the six months ended September 30, 2017.

Three Months Ended September 30, 2018, Compared to Three Months Ended June 30, 2018
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2018, was $72.8 million, or $0.82 per diluted share, as compared to $66.1 million, or $0.75 per diluted share, for the three months ended June 30, 2018. The three months ended September 30, 2018 included a discrete tax benefit related to the completion of a prior year audit of $2.8 million, or $0.03 per diluted share, offset in part by a real estate related charge associated with the sublease of office space in our Baltimore headquarters of $2.4 million, or $0.02 per diluted share. The three months ended June 30, 2018 included a regulatory charge of $4.0 million, or $0.04 per diluted share, and acquisition and transition-related costs of $1.5 million, or $0.01 per diluted share.

Operating revenues increased to $758.4 million in the three months ended September 30, 2018, as compared to $747.9 million in the three months ended June 30, 2018. The increase in operating revenues was primarily due to an $11.4 million increase in performance fees at Clarion Partners that were passed through as compensation expense and a $2.0 million increase in advisory revenue, reflecting one additional day in the current quarter. These increases were offset in part by a $3.5 million decrease in performance fees that were not passed through as compensation expense.

Operating expenses were at $622.7 million for the three months ended September 30, 2018, as compared to $622.2 million for the three months ended June 30, 2018. The change in operating expenses was primarily due to a $3.3 million increase in compensation and benefits expense, reflecting increased pass through performance fees, offset in part by seasonal compensation factors in the prior quarter and a $2.4 million increase in occupancy expense, reflecting the previously discussed real estate charge. These increases were offset in part by a $3.6 million decrease in other expenses, driven by the $4.0 million regulatory charge recorded in the prior quarter.

Non-operating expense, net, increased $8.2 million, to $24.8 million for the three months ended September 30, 2018, as compared to $16.6 million for the three months ended June 30, 2018, primarily due to a decrease of $7.6 million in non-operating income (expense) of CIVs, which has no impact on Net Income Attributable to Legg Mason, Inc., as the losses are fully attributable to noncontrolling interests.

Operating margin was 17.9% for the three months ended September 30, 2018, as compared to 16.8% for the three months ended June 30, 2018.

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

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing arrangements, amortization related to intangible assets, income (loss) of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, unusual and other non-core charges (including the previously disclosed regulatory charge), and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, and less performance fees that are passed through as compensation expense or net income (loss) attributable to noncontrolling interests, which we refer to as "Operating Revenues, as Adjusted." The deferred compensation items are removed from Operating Income in the calculation because they are offset by an equal amount in Non-operating income (expense), net, and thus have no impact on Net Income Attributable to Legg Mason, Inc. We adjust for the impact of the amortization of management contract assets and the impact of fair value adjustments of contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Impairment charges, unusual and other non-core charges (including the previously disclosed regulatory charge), and income (loss) of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted, in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. We also use Operating Revenues, as Adjusted, in the calculation to show the operating margin without performances fees which are passed through as compensation expense or net income (loss) attributable to noncontrolling interests per the terms of certain more recent acquisitions. Operating Revenues, as Adjusted, also include our advisory revenues we receive from consolidated investment vehicles that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities. It excludes items that have no impact on Net Income Attributable to Legg Mason, Inc. and indicates what our operating margin would have been without distribution revenues that are passed through to third parties as a direct cost of selling our products, performance fees that are passed through as compensation expense or net income (loss) attributable to noncontrolling interests per the terms of certain more recent acquisitions, amortization related to intangible assets, changes in the fair value of contingent consideration liabilities, if any, impairment charges, unusual and other non-core charges (including the previously disclosed regulatory charge), and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net Income Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Operating Revenues, GAAP basis	$758,427	$747,905	$768,338	$1,506,332	$1,562,180
Plus (less):
Pass-through performance fees	(24,006)	(12,620)	(19,874)	(36,626)	(85,305)
Operating revenues eliminated upon consolidation of investment vehicles	103	203	23	306	67
Distribution and servicing expense, excluding consolidated investment vehicles	(114,516)	(116,558)	(123,578)	(231,074)	(245,927)
Operating Revenues, as Adjusted	$620,008	$618,930	$624,909	$1,238,938	$1,231,015

Operating Income, GAAP basis	$135,728	$125,676	$144,419	$261,404	$251,624
Plus (less):
Gains on deferred compensation and seed investments, net	3,964	1,272	4,824	5,236	10,252
Impairment of intangible assets	—	—	—	—	34,000
Amortization of intangible assets	6,102	6,180	6,082	12,282	12,421
Charge related to regulatory matter	151	4,000	—	4,151	—
Contingent consideration fair value adjustments	145	426	—	571	(16,550)
Operating (income) loss of consolidated investment vehicles, net	372	616	128	988	195
Operating Income, as Adjusted	$146,462	$138,170	$155,453	$284,632	$291,942

Operating Margin, GAAP basis	17.9%	16.8%	18.8%	17.4%	16.1%
Operating Margin, as Adjusted	23.6	22.3	24.9	23.0	23.7

Operating Margin, as Adjusted, for the three months ended September 30, 2018, June 30, 2018, and September 30, 2017, was 23.6%, 22.3%, and 24.9%, respectively. Operating Margin, as Adjusted, for the three months ended September 30, 2018 was reduced by 0.4 percentage points, due to the real estate related charge associated with the sublease of office space in our Baltimore headquarters, and for each of the three months ended June 30, 2018 and September 30, 2017, was reduced by 0.2 percentage points, due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust.

Operating Margin, as Adjusted, for the six months ended September 30, 2018 and 2017, was 23.0% and 23.7%, respectively. Operating Margin, as Adjusted, for the six months ended September 30, 2018, was reduced by 0.2 percentage points due to the real estate related charge discussed above and by 0.1 percentage points and 0.3 percentage points due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust. Operating Margin, as Adjusted, for the six months ended September 30, 2017, was reduced by 0.3 percentage points due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust.

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

We believe that this measure is useful to investors and us as it provides additional information with regard to our ability to meet working capital requirements, service our debt, and return capital to our stockholders. This measure is provided in addition to Cash provided by operating activities and may not be comparable to non-GAAP performance measures or liquidity measures of other companies, including their measures of EBITDA or Adjusted EBITDA. Further, this measure is not to be confused with Net Income, Cash provided by operating activities, or other measures of earnings or cash flows under GAAP, and is provided as a supplement to, and not in replacement of, GAAP measures.

The calculation of Adjusted EBITDA is as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Cash provided by operating activities, GAAP basis	$289,568	$(102,170)	$290,390	$187,398	$174,906
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	29,341	29,356	28,343	58,697	56,673
Current tax expense	9,975	8,878	9,662	18,853	15,734
Net change in assets and liabilities	(69,426)	215,016	(144,921)	145,590	70,334
Net change in assets and liabilities of consolidated investment vehicles	(84,704)	14,580	(561)	(70,124)	31,200
Net income attributable to noncontrolling interests	(8,270)	(12,275)	(11,960)	(20,545)	(24,577)
Net gains (losses) and earnings on investments	8,336	6,792	1,491	15,128	7,037
Net gains on consolidated investment vehicles	(3,998)	3,583	2,094	(415)	3,091
Other	153	(374)	194	(221)	271
Adjusted EBITDA	$170,975	$163,386	$174,732	$334,361	$334,669

Adjusted EBITDA for the three months ended September 30, 2018, June 30, 2018, and September 30, 2017, was $171.0 million, $163.4 million, and $174.7 million, respectively. The increase for both the three months ended September 30, 2018, as compared to the three months ended June 30, 2018, and the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to an increase in net income, adjusted for non-cash items. Adjusted EBITDA for the six months ended September 30, 2018 and 2017, was $334.4 million and $334.7 million, respectively.

Liquidity and Capital Resources
As of September 30, 2018, we had approximately $335 million in cash and cash equivalents in excess of our working capital and regulatory requirements. The primary objective of our capital structure is to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. We review our overall funding needs and capital base on an ongoing basis to determine if the capital base meets the expected needs of our businesses.

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. However, we have executed total return swap arrangements with investors in certain ETFs, and as a result we receive the related investment gains and losses on the ETFs and may be required to consolidate ETFs with open total return swap arrangements. At September 30, 2018, the total return swap notional values aggregate $22.1 million and we executed an additional $10 million in notional value in October 2018. Otherwise, we have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs and other consolidated sponsored investment products beyond our investments in and investment advisory fees generated from these products, which are eliminated in consolidation. Additionally, creditors of the CIVs and other consolidated sponsored investment products have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our operations have been principally funded by equity capital, long-term debt and retained earnings. At September 30, 2018, cash and cash equivalents, total assets, long-term debt, net, and stockholders' equity were $0.6 billion, $7.9 billion, $2.2 billion and $3.9 billion, respectively. Total assets include amounts related to CIVs and other consolidated sponsored investment products of $0.1 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows:

	Six Months Ended September 30,
	2018	2017
Cash flows provided by operating activities	$187.4	$174.9
Cash flows used in investing activities	(21.2)	(7.3)
Cash flows used in financing activities	(285.3)	(238.2)
Effect of exchange rate changes	(14.6)	(1.2)
Net change in cash, cash equivalents, and restricted cash	(133.7)	(71.8)
Cash, cash equivalents and restricted cash, beginning of period	773.8	754.3
Cash, cash equivalents and restricted cash, end of period	$640.1	$682.5

Cash inflows provided by operating activities during the six months ended September 30, 2018 and 2017, were $187.4 million and $174.9 million, respectively, primarily related to Net Income, adjusted for non-cash items, offset in part by annual payments for accrued and deferred compensation in each period.

Cash outflows used in investing activities during the six months ended September 30, 2018 and 2017, were $21.2 million and $7.3 million, respectively, primarily related to payments made for fixed assets, offset in part by returns of capital received on certain investments in partnerships and limited liability companies in each period.

Cash outflows used in financing activities during the six months ended September 30, 2018, were $285.3 million, primarily related to the repayment of $125.5 million of outstanding borrowings under our unsecured revolving credit agreement (as amended from time to time the "Credit Agreement"), net redemptions attributable to noncontrolling interests in CIVs and other consolidated investment products of $68.9 million, and dividends paid of $54.7 million. Cash outflows used in financing activities during the six months ended September 30, 2017, were $238.2 million, primarily related to the repurchase of 4.7 million shares of our common stock for $179.6 million and dividends paid of $47.6 million.

Based on our current level of operations and anticipated growth, we expect that cash generated from our operating activities and available cash on hand will be adequate to support our working capital needs for at least the next 12 months. We currently intend to utilize our available resources for activities including, but not limited to, repayment of outstanding debt, acquisitions, seed capital investments in new and existing products, and payment of dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

Contingent Consideration
As of September 30, 2018, we had various commitments to pay contingent consideration relating to business acquisitions.

On October 21, 2015, we acquired a majority interest in RARE Infrastructure. Contingent consideration catch-up adjustments of up to $76.6 million (using the foreign exchange rate as of September 30, 2018 for the maximum 106 million Australia dollar amount per the contract), may be due through March 31, 2019, dependent on the achievement of certain net revenue targets; however, as of September 30, 2018, no such payments are expected to be due.

Effective May 31, 2014, we completed the acquisition of QS Investors. Contingent consideration of up to $20 million for the fourth anniversary payment, and up to $3 million for a potential catch-up adjustment for the second anniversary payment shortfall, was potentially due in July 2018. In September 2018, we paid contingent consideration of -$4.3 million for the final installment of contingent consideration.

In December 2017, we completed two small bolt-on acquisitions that provide for contingent consideration of up to $1.9 million in the aggregate. Any potential payments for the first acquisition may be due through October 2022 and for the second acquisition may be due in September 2019.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. The share purchase agreement provided for potential first, second, and third anniversary contingent payments due as of the March 31, 2016, 2017, and 2018 calculation dates, respectively; however, no such payments were due based on relevant financial metrics. We believe no payments are due and queries are the subject of correspondence with certain of the entities from which we acquired Martin Currie.

See Note 7 of Notes to Consolidated Financial Statements for additional information.

Noncontrolling Interests
As further described below, we may be obligated to settle noncontrolling interests related to certain affiliates. The following table presents a summary of our affiliate noncontrolling interests (in millions), excluding amounts related to management equity plans, as of September 30, 2018. The ultimate timing of noncontrolling interest settlements are generally too uncertain to project with any accuracy.

	EnTrustPermal	Clarion Partners	RARE Infrastructure	Other	Total
Affiliate noncontrolling interests as of September 30, 2018	$388.5	$115.3	$36.0	$1.4	$541.2

Noncontrolling interests of 35% of the outstanding equity of EnTrust Permal, 18% of the outstanding equity of Clarion Partners and 15% of RARE Infrastructure are subject to put and call provisions that may result in future cash outlays.

On July 2, 2018, the corporate minority owner of RARE Infrastructure exercised the put option for its 10% ownership interest. The settlement value of $15.5 million, along with $1.0 million of dividends in arrears, was paid on October 10, 2018. As of September 30, 2018, such amounts were included in Other current liabilities in the Consolidated Balance Sheet.

See Notes 7 and 12 of Notes to Consolidated Financial Statements for additional information.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with Royce. Under this management equity plan, as of September 30, 2018, noncontrolling interests equivalent to 19.0% in the Royce entity have been issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). As of September 30, 2018, the estimated redemption value for units under management equity plans aggregated $91 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Future Outlook

Short-term Debt and Long-term Borrowings
In September 2018, we repaid the $125.5 million of outstanding borrowings under our Credit Agreement using funds that otherwise would have been allocated to share repurchases. We currently intend to accumulate cash to repay the $250 million of outstanding 2.7% Senior Notes due July 2019. As of September 30, 2018, we had $500 million of available borrowing capacity under our Credit Agreement, which terminates in December 2020, and can be increased by another $500 million with the approval of the lenders.

While we do not currently expect to raise incremental debt or equity financing over the next 12 months, we intend to continue to grow our ETF business and are exploring various options to facilitate the launch of and provide capital to these new products. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts available under our Credit Agreement, such as an opportunity to refinance indebtedness or complete an acquisition, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as delaying the reinstatement of our share repurchase program, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

Share Repurchases
We did not repurchase any shares in the open market during the six months ended September 30, 2018, and do not currently intend to repurchase a significant number of shares of our common stock prior to July 2019.

Liquid Assets
Our liquid assets include cash, cash equivalents, and certain current investment securities. As of September 30, 2018, our total liquid assets of approximately $790 million, included $337 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries were not significant. In order to supplement cash available in the U.S. for general corporate purposes, we plan to utilize up to approximately $69 million of foreign cash over the next several years and anticipate that $33 million will be in the form of debt service payments by foreign affiliates, with the remainder provided from distribution of forecasted future offshore earnings. No further repatriation of foreign earnings is currently planned.

Other
In connection with the acquisition of Clarion Partners in April 2016, we committed to ultimately provide $100 million of seed capital to Clarion Partners products, after the second anniversary of the transaction closing. We also committed to contribute up to $5 million of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, the final $2.5 million of which was paid during the three months ended June 30, 2018.

As of September 30, 2018, less than 1% of total assets (6% of financial assets at fair value) and less than 1% of total liabilities (23% of financial liabilities measured at fair value) meet the definition of Level 3.

On October 29, 2018, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.34 per share, payable on January 14, 2019.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs and other consolidated sponsored investment products, as we are not responsible or liable for these obligations:

	Remaining2019	2020	2021	2022	2023	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$—	$250.0	$—	$—	$—	$2,000.0	$2,250.0
Interest on long-term borrowings and credit facility commitment fees	56.5	109.7	106.1	105.4	105.4	2,167.4	2,650.5
Minimum rental and service commitments	77.4	126.7	108.9	96.8	87.4	120.4	617.6
Contributions to pension plan(1)	—	3.0	3.0	3.0	3.0	8.0	20.0
Total Contractual Obligations	133.9	489.4	218.0	205.2	195.8	4,295.8	5,538.1
Contingent Obligations
Payments related to business acquisitions:(2)
RARE Infrastructure	76.6	—	—	—	—	—	76.6
Other	0.6	0.7	0.6	—	—	—	1.9
Total payments related to business acquisitions	77.2	0.7	0.6	—	—	—	78.5
Total Obligations(3)(4)(5)	$211.1	$490.1	$218.6	$205.2	$195.8	$4,295.8	$5,616.6

(1)
Represents contributions to be made by Martin Currie to its legacy pension plan on an annual basis through May 2024, with a final payment due November 2024 (using the exchange rate as of September 30, 2018 for the £2.3 million annual committed contribution amount and the £1.5 million final payment amount).

(2)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of September 30, 2018, for amounts denominated in currencies other than the U.S. dollar. The related contingent consideration liabilities had an aggregate fair value of $1.9 million as of September 30, 2018. See Note 7 of Notes to Consolidated Financial Statements.

(3)
The table above does not include approximately $40.6 million in capital commitments to investment partnerships in which we are a limited partner, which will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2030 or $100 million of co-investment commitment associated with the Clarion Partners acquisition.

(4)
The table above does not include amounts for uncertain tax positions of $50.8 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(5)
The table above does not include redeemable noncontrolling interests related to minority equity interests in our affiliates and affiliate management equity plans with key employees of Clarion Partners and ClearBridge totaling $576.6 million as of September 30, 2018, because the timing and amount of any related cash outflows cannot be reliably estimated. Redeemable noncontrolling interests of CIVs of $55.7 million as of September 30, 2018, are also excluded from the table above because we have no obligations in relation to these amounts. Potential obligations arising from the ultimate settlement of awards under the affiliate management equity plan with key employees of Royce are also excluded due to the uncertainty of the timing and amounts ultimately payable. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

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

Intangible Assets and Goodwill
Historically we have performed our annual goodwill and indefinite-life intangible assets impairment tests as of December 31 each year, including as of December 31, 2017. During the second quarter of fiscal 2019, we voluntarily changed the date of our annual impairment test from December 31 to October 31in order to better align the impairment testing process with existing long-term planning processes and earnings release timing. We do not believe the change in accounting principle related to the annual impairment testing date will delay, accelerate, or avoid an impairment charge relative to the test date. We have determined that this change in accounting principle is preferable under the circumstances. Since we have tested for impairment within the past 12 months, it has been determined that it is appropriate to prospectively apply the change in the current annual goodwill and indefinite-life intangible asset impairment testing.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the six months ended September 30, 2018, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 4.        Controls and Procedures

As of September 30, 2018, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

During the six months ended September 30, 2018, there were no material changes to the risk factors set forth in Part I, Item 1A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the three months ended September 30, 2018:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs
July 1, 2018 through July 31, 2018	1,399	$38.17	—	$—
August 1, 2018 through August 31, 2018	—	—	—	—
September 1, 2018 through September 30, 2018	19	39.60	—	—
Total	1,418	$38.19	—

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.

Item 6.        Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K filed July 28, 2011)
3.2	ByLaws of Legg Mason, as amended and restated June 12, 2018 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed June 15, 2018)
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2018, filed on November 6, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	November 6, 2018	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	November 6, 2018	/s/ Peter H. Nachtwey
Peter H. Nachtwey
Senior Executive Vice President
and Chief Financial Officer