Form 10-Q
period 2018-12-31
LEGG MASON, INC.
filed 2019-02-05
CIK 704051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of January 31, 2019, there were 85,540,068 shares of the registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2018	March 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$835,168	$736,130
Cash and cash equivalents of consolidated investment vehicles	3,528	2,800
Restricted cash	22,336	30,428
Receivables:
Investment advisory and related fees	432,607	475,594
Other	61,396	77,024
Investment securities	331,588	399,370
Investment securities of consolidated investment vehicles	142,337	140,133
Other	76,185	65,010
Other current assets of consolidated investment vehicles	5,873	1,893
Total Current Assets	1,911,018	1,928,382
Fixed assets, net	150,230	148,406
Intangible assets, net	3,389,799	3,797,659
Goodwill	1,881,470	1,932,355
Deferred income taxes	189,867	202,068
Other	149,563	134,407
Other assets of consolidated investment vehicles	10,668	9,257
TOTAL ASSETS	$7,682,615	$8,152,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$522,363	$476,061
Accounts payable and accrued expenses	203,881	175,583
Short-term borrowings	—	125,500
Current portion of long-term debt	250,636	—
Other	93,050	204,264
Other current liabilities of consolidated investment vehicles	11,351	634
Total Current Liabilities	1,081,281	982,042
Deferred compensation	81,957	92,422
Deferred income taxes	99,544	139,787
Other (including unfunded pension benefit obligation of $28,227 and $34,940, respectively)	119,069	132,042
Long-term debt, net	1,971,131	2,221,810
TOTAL LIABILITIES	3,352,982	3,568,103
Commitments and Contingencies (Note 7)
REDEEMABLE NONCONTROLLING INTERESTS	676,950	732,295
STOCKHOLDERS' EQUITY
Common stock, par value $0.10; authorized 500,000,000 shares; issued 85,533,667 shares for December 31, 2018 and 84,606,408 shares for March 31, 2018	8,553	8,461
Additional paid-in capital	2,028,586	1,976,364
Employee stock trust	(21,383)	(21,996)
Deferred compensation employee stock trust	21,383	21,996
Retained earnings	1,723,817	1,894,762
Accumulated other comprehensive loss, net	(135,767)	(55,182)
Total stockholders' equity attributable to Legg Mason, Inc.	3,625,189	3,824,405
Nonredeemable noncontrolling interest	27,494	27,731
TOTAL STOCKHOLDERS' EQUITY	3,652,683	3,852,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,682,615	$8,152,534
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2018		2017	2018	2017
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$256,657		$255,696	$778,119	$758,870
Funds	361,173		395,370	1,128,660	1,170,633
Performance fees	12,619		58,926	68,529	181,284
Distribution and service fees	72,185		81,463	230,449	241,037
Other	1,688		1,635	4,897	3,446
Total Operating Revenues	704,322		793,090	2,210,654	2,355,270
OPERATING EXPENSES
Compensation and benefits	316,876		362,071	1,043,329	1,143,329
Distribution and servicing	108,842		124,254	339,959	370,237
Communications and technology	56,664		54,239	170,893	155,841
Occupancy	24,077		24,982	76,333	74,561
Amortization of intangible assets	6,089		6,071	18,371	18,492
Impairment of intangible assets	365,200		195,000	365,200	229,000
Contingent consideration fair value adjustments	—		739	571	(15,811)
Other	63,001		53,067	171,021	155,330
Total Operating Expenses	940,749	—	820,423	2,185,677	2,130,979
OPERATING INCOME (LOSS)	(236,427)		(27,333)	24,977	224,291
NON-OPERATING INCOME (EXPENSE)
Interest income	3,126		1,827	7,992	4,867
Interest expense	(28,770)		(29,088)	(88,547)	(87,431)
Other income (expense), net	(7,042)		5,519	6,837	24,196
Non-operating income of consolidated investment vehicles, net	2,369		8,225	1,954	11,316
Total Non-Operating Income (Expense)	(30,317)		(13,517)	(71,764)	(47,052)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(266,744)		(40,850)	(46,787)	177,239
Income tax provision (benefit)	(60,354)		(209,396)	165	(142,468)
NET INCOME (LOSS)	(206,390)		168,546	(46,952)	319,707
Less: Net income attributable to noncontrolling interests	10,498		19,324	31,043	43,901
NET INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$(216,888)		$149,222	$(77,995)	$275,806

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. STOCKHOLDERS:
Basic	$(2.55)		$1.59	$(0.95)	$2.87
Diluted	(2.55)		1.58	(0.95)	2.86
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
NET INCOME (LOSS)	$(206,390)	$168,546	$(46,952)	$319,707
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,012)	190	(82,032)	32,303
Changes in defined benefit pension plan	354	123	1,447	363
Total other comprehensive income (loss)	(13,658)	313	(80,585)	32,666
COMPREHENSIVE INCOME (LOSS)	(220,048)	168,859	(127,537)	352,373
Less: Comprehensive income attributable to noncontrolling interests	11,425	19,634	36,052	42,401
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$(231,473)	$149,225	$(163,589)	$309,972
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2018	2017
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$8,461	$9,573
Stock options exercised	19	37
Deferred compensation employee stock trust	1	1
Stock-based compensation	112	94
Employee tax withholdings by settlement of net share transactions	(40)	(35)
Shares repurchased and retired	—	(1,221)
Ending balance	8,553	8,449
ADDITIONAL PAID-IN CAPITAL
Beginning balance	1,976,365	2,385,726
Stock options exercised	5,814	10,593
Deferred compensation employee stock trust	468	419
Stock-based compensation	49,195	54,334
Employee tax withholdings by settlement of net share transactions	(15,507)	(13,039)
Shares repurchased and retired	—	(477,918)
Redeemable noncontrolling interest reclassification for affiliate management equity plans and affiliate noncontrolling interest	12,251	(94)
Ending balance	2,028,586	1,960,021
EMPLOYEE STOCK TRUST
Beginning balance	(21,996)	(24,057)
Shares issued to plans	(469)	(420)
Distributions	1,082	2,617
Ending balance	(21,383)	(21,860)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	21,996	24,057
Shares issued to plans	469	420
Distributions	(1,082)	(2,617)
Ending balance	21,383	21,860
RETAINED EARNINGS
Beginning balance	1,894,762	1,694,859
Net income (loss) attributable to Legg Mason, Inc.	(77,995)	275,806
Dividends declared	(90,345)	(80,442)
Reclassification to noncontrolling interest for net increase in estimated redemption value of affiliate management equity plans and affiliate noncontrolling interests	(14,868)	(3,071)
Adoption of new revenue recognition guidance	12,263	—
Adoption of new stock-based compensation guidance	—	24,327
Ending balance	1,723,817	1,911,479
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Beginning balance	(55,182)	(106,784)
Changes in defined benefit pension plan	1,447	363
Foreign currency translation adjustment	(82,032)	32,303
Ending balance	(135,767)	(74,118)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,625,189	3,805,831
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	27,731	27,798
Net income attributable to noncontrolling interests	6,583	6,387
Distributions	(6,820)	(6,524)
Ending balance	27,494	27,661
TOTAL STOCKHOLDERS’ EQUITY	$3,652,683	$3,833,492
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(46,952)		$319,707
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Impairments of intangible assets	365,200		229,000
Tax expense (benefit) for new Tax Law	2,164	—	(213,675)
Depreciation and amortization	54,031		54,551
Accretion and amortization of securities discounts and premiums, net	1,591		2,255
Stock-based compensation	49,975		55,002
Net unrealized losses (gains) on investments	40,446		(21,841)
Net gains and earnings on investments	(36,495)		(2,874)
Net gains of consolidated investment vehicles	(1,954)		(11,316)
Deferred income taxes	(19,634)		46,650
Contingent consideration fair value adjustments	571		(15,811)
Payment of contingent consideration	—		(739)
Other	286		(196)
Decrease (increase) in assets:
Investment advisory and related fees receivable	38,170		(47,603)
Net sales of trading and other investments	20,375		38,622
Other receivables	(16,555)		5,471
Other assets	(6,282)		2,199
Assets of consolidated investment vehicles	(751)		(50,974)
Increase (decrease) in liabilities:
Accrued compensation	51,796		(97,419)
Deferred compensation	(10,464)		10,633
Accounts payable and accrued expenses	31,130		15,278
Other liabilities	(83,376)		(24,853)
Other liabilities of consolidated investment vehicles	10,717		(249)
CASH PROVIDED BY OPERATING ACTIVITIES	$443,989		$291,818

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2018	2017
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(38,062)	$(24,540)
Business investments	—	(2,950)
Contingent payment from prior sale of businesses	923	2,561
Returns of capital and proceeds from sales and maturities of investments	10,211	12,565
CASH USED IN INVESTING ACTIVITIES	(26,928)	(12,364)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(84,630)	(76,000)
Distributions to affiliate noncontrolling interests	(32,358)	(43,477)
Settlement of affiliate noncontrolling interest put	(16,528)	—
Payment of contingent consideration	(4,319)	(2,503)
Net (redemptions) subscriptions attributable to noncontrolling interests	(36,328)	44,708
Employee tax withholdings by settlement of net share transactions	(15,547)	(13,074)
Issuances of common stock for stock-based compensation	6,029	11,050
Increase (decrease) in short-term borrowings	(125,500)	225,500
Repurchases of common stock	—	(479,139)
CASH USED IN FINANCING ACTIVITIES	(309,181)	(332,935)
EFFECT OF EXCHANGE RATES	(16,470)	5,641
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	91,410	(47,840)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
BEGINNING OF PERIOD	773,765	754,339
END OF PERIOD	$865,175	$706,499
Supplemental Disclosures
Cash paid for:
Income taxes, net of refunds of $251 and $9,471, respectively	$30,542	$16,770
Interest	69,748	67,482

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$835,168	$680,322
Restricted cash:
Corporate restricted cash	22,336	17,605
Cash and cash equivalents of consolidated investment vehicles	3,528	4,325
Affiliate employee benefit trust cash included in Other non-current assets	4,143	4,247
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$865,175	$706,499
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
December 31, 2018
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

Certain of the investment products Legg Mason sponsors and manages are considered to be variable interest entities ("VIEs") (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Legg Mason may fund the initial cash investment in certain VRE investment products to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed in Note 3, the products with “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. As of December 31, 2018, March 31, 2018, and December 31, 2017, no consolidated VREs were designated as CIVs.

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

As of December 31, 2018, March 31, 2018 and December 31, 2017, Legg Mason concluded it was the primary beneficiary of certain VIEs, which were consolidated and designated as CIVs, because it held significant financial interests in the funds. In addition, Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored exchange traded funds ("ETFs"). Under the terms of the total return swaps, Legg Mason absorbs all of the related gains and losses on the underlying ETF investments of these financial intermediaries, and therefore has variable interests in the related funds and, if significant, may be deemed the primary beneficiary. As of December 31, 2018, March 31, 2018, and December 31, 2017, Legg Mason consolidated the ETFs with significant open total return swap arrangements, which were designated as CIVs. See Note 13 for additional information.

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
Legg Mason adopted the updated guidance on a modified retrospective basis for any contracts that were not complete as of April 1, 2018 and recognized the cumulative effect of initially applying the updated guidance for certain sales commissions as an adjustment to the opening balance of retained earnings totaling $12,263. There was no cumulative effect for performance and incentive fees or fund expense reimbursement accounting. The comparative information for prior periods has not been restated and continues to be reported under the prior accounting guidance in effect for those periods. A summary of the cumulative-effect changes to Legg Mason’s Consolidated Balance Sheet as of April 1, 2018 is included below.
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

Fee Waivers and Fund Expense Reimbursements
Legg Mason may waive certain fees for investors or may reimburse its investment funds for certain operating expenses when such expenses exceed a certain threshold. Fee waivers continue to be reported as a reduction in advisory fee revenue under the updated guidance. Under prior accounting guidance, fund expense reimbursements in excess of recognized revenue were recorded as Other expense in the Consolidated Statements of Income (Loss). Under the updated accounting guidance, these fund expense reimbursements that exceed the recognized revenue represent a change in the transaction price and are therefore reported as a reduction of Investment advisory fees - Funds in the Consolidated Statements of Income (Loss).

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

When Legg Mason enters into arrangements with broker-dealers or other third parties to sell or market proprietary fund shares, distribution and servicing expense is accrued for the amounts owed to third parties, including finders' fees and referral fees paid to unaffiliated broker-dealers or introducing parties and is recorded as Distribution and servicing expense in the Consolidated Statements of Income (Loss). Distribution and servicing expense also includes payments to third parties for certain shareholder administrative services and sub-advisory fees paid to unaffiliated asset managers.

Contract Costs and Deferred Sales Commissions
Legg Mason incurs ordinary costs to obtain investment management contracts and for services provided to customers in accordance with investment management agreements. These costs include commissions paid to wholesalers, employees and third-party broker dealers and administration and placement fees. Depending on the type of services provided, these fees may be paid at the time the contract is obtained or on an ongoing basis. Under the updated guidance, costs to obtain a contract should be capitalized if the costs are incremental and would not have been incurred if the contract had not been obtained, and costs to fulfill the contract should be capitalized if they relate directly to a contract, the costs will generate or enhance resources of the entity that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered. Consistent with prior accounting procedures, fund launch costs, including organizational and underwriting costs, placement fees and commissions paid to employees, wholesalers and broker-dealers for sales of fund shares are expensed as incurred, as these costs would be incurred regardless of the investor. However, commissions paid to employees and retail wholesalers in connection with the sale of retail separate accounts are considered incremental, as these fees relate to obtaining a specific contract, are calculated based on specified rates and are recoverable through the management fees earned and are therefore capitalized under the updated accounting guidance. Such commissions were expensed as incurred under Legg Mason’s prior accounting practices. Capitalized sales commissions are amortized based on the transfer of services to which the assets relate, which averages four years. Legg Mason recorded a cumulative-effect adjustment on the Consolidated Balance Sheet as of April 1, 2018, as referenced below.

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

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the nine months ended December 31, 2018 and 2017, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $1,380 and $4,047 at December 31, 2018 and March 31, 2018, respectively.

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

The impact of the adoption of the updated revenue recognition accounting guidance on the Consolidated Balance Sheet and the Consolidated Statements of Income (Loss) was as follows:

	December 31, 2018
		Impact of the Adoption of Updated Accounting Guidance
Consolidated Balance Sheet	Balances Excluding the Adoption of Updated Accounting Guidance	Capitalized Sales Commissions	Deferred Sales Commissions	Total	As Reported
Assets
Other, current	$68,136	$8,049	$—	$8,049	$76,185
Deferred income taxes	191,015	(1,148)	—	(1,148)	189,867
Other, non-current	140,740	10,429	(1,606)	8,823	149,563
Liabilities
Deferred income taxes	$95,600	$3,944	$—	$3,944	$99,544
Stockholders' Equity
Retained Earnings	$1,712,037	$13,386	$(1,606)	$11,780	$1,723,817

Consolidated Statements of Income (Loss)

	Three months ended December 31, 2018
		Impact of the Adoption of Updated Accounting Guidance
	Balances Excluding the Adoption of Updated Accounting Guidance	Capitalized Sales Commissions	Deferred Sales Commissions	Fund Expense Reimbursements	Total	As Reported
Operating Revenues
Investment advisory fees:
Funds	$362,500	$—	$—	$(1,327)	$(1,327)	$361,173
Operating Expenses
Compensation and benefits	$316,330	$546	$—	$—	$546	$316,876
Distribution and servicing	108,926	—	(84)	—	(84)	108,842
Other	64,328	—	—	(1,327)	(1,327)	63,001

	Nine months ended December 31, 2018
		Impact of the Adoption of Updated Accounting Guidance
	Balances Excluding the Adoption of Updated Accounting Guidance	Capitalized Sales Commissions	Deferred Sales Commissions	Fund Expense Reimbursements	Total	As Reported
Operating Revenues
Investment advisory fees:
Funds	$1,132,311	$—	$—	$(3,651)	$(3,651)	$1,128,660
Operating Expenses
Compensation and benefits	$1,041,876	$1,453	$—	$—	$1,453	$1,043,329
Distribution and servicing	340,929	—	(970)	—	(970)	339,959
Other	174,672	—	—	(3,651)	(3,651)	171,021

Cash Flow Reporting
Effective April 1, 2018, Legg Mason adopted updated accounting guidance on a retrospective basis which clarifies the classification and presentation of restricted cash, investment activity and other items in the statements of cash flows. The updated guidance requires entities to include restricted cash and restricted cash equivalents in the cash and cash equivalents balances on the consolidated statements of cash flows and to disclose a reconciliation between the balances on the consolidated statements of cash flows and the consolidated balance sheets. Legg Mason includes cash of consolidated investment vehicles and affiliate benefit trust cash in restricted cash. Legg Mason’s restricted cash balances at December 31, 2018 and 2017, were $30,007 and $26,177, respectively. The updated guidance also clarifies how distributions from equity method investees should be classified based on either the cumulative earnings or the nature of distribution approach. Legg Mason elected to apply the nature of distribution approach when classifying distributions received from equity method investees. As a result of adopting this aspect of the updated guidance, $4,928 was reclassified from Cash Provided by Operating Activities to Cash Used in Investing Activities in the Consolidated Statement of Cash Flows for the nine months ended December 31, 2017.

Financial Instruments
Effective April 1, 2018, Legg Mason adopted accounting guidance on a prospective basis which requires equity investments to be measured at fair value, with changes recognized in earnings. This guidance does not apply to investments accounted for under the equity method of accounting or underlying investments of consolidated products. The updated guidance also provides entities the option to elect to measure equity investments that do not have readily determinable fair values and do not qualify for the net asset value ("NAV") practical expedient at "adjusted cost". Under this adjusted cost method, investments are initially recorded at cost, and subsequently adjusted (increased or decreased) when there is an observable transaction involving the same investment, or similar investment from the same issuer. Adjusted cost investment carrying values are also adjusted for impairments, if any. Legg Mason has elected to measure certain investments under the adjusted cost approach. The adoption of this updated guidance did not have a material impact on Legg Mason’s consolidated financial statements.

Income Taxes

During the three months ended December 31, 2018, discrete tax expenses of approximately $14,100 related to uncertain federal, state and local tax positions (including those related to recent legislative changes), along with approximately $700 of other discrete tax expenses, reduced the effective income tax rate by 5.5 percentage points for the three months ended December 31, 2018. Also, during the three months ended September 30, 2018 and June 30, 2018, tax benefits totaling $2,800 related to the completion of a prior year tax audit along with $1,100 related to other discrete expenses were recognized. Together, the net impact of these discrete tax items reduced the effective income tax rate by 27.4 percentage points for the nine months ended December 31, 2018.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Law") became enacted law. The Tax Law is complex, materially changes the U.S. corporate income tax rate from 35% to 21% and includes various changes which impact Legg Mason. The reduction in the U.S. corporate tax rate resulted in a one-time, non-cash provisional tax benefit of $220,935, recognized in the three months ended December 31, 2017, due to the re-measurement of certain existing deferred tax assets and liabilities at the new income tax rate. In addition, a non-cash tax charge of $7,260 was provisionally provided in the three months ended December 31, 2017, for the effects on unremitted foreign earnings and other aspects of the Tax Law. Legg Mason’s re-measurement of its deferred tax assets and liabilities has been completed and no further adjustments are necessary. Further, Legg Mason's accounting for the tax on unremitted foreign earnings has also been completed and an adjustment in the amount of $2,164 additional expense, which is included in the discrete tax expense above, was recorded during the three months ended December 31, 2018. The Company has made an accounting policy election to record tax expense on global intangible low-taxed income inclusions as a period cost, if applicable, rather than recognizing deferred taxes for related basis differences expected to reverse.
While the EnTrustPermal intangible asset impairments discussed below potentially impact the effective income tax rate, such impact was not material for either the three or nine months ended December 31, 2018.  The impairment charges recognized in the three months ended December 31, 2017, resulted in income tax expense of $3,900, which reduced the effective tax rate by 9.5 percentage points and the effective tax benefit by 2.2 percentage points for the three and nine months ended December 31, 2017, respectively.

During the three months ended December 31, 2017, changes in apportionment on state deferred tax liabilities and changes in state law resulted in additional net tax expense of $3,255 and reduced the effective tax rate by 8.0 percentage points and the effective tax benefit by 1.8 percentage points for the three and nine months ended December 31, 2017, respectively.
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

In August 2018, the FASB also updated the guidance for fair value measurements. The updated guidance modifies disclosure requirements based on the revised FASB Conceptual Framework for Financial Reporting finalized in August 2018 to improve effectiveness of financial statement disclosures. The updated guidance will be effective in fiscal 2021, unless adopted earlier. Legg Mason is evaluating its adoption.

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

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of December 31, 2018
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$429,025	$—	$—	$—	$429,025
Time deposits and other	—	30,233	—	—	30,233
Total cash equivalents	429,025	30,233	—	—	459,258
Investments of proprietary fund products and other investments:(2)
Seed capital investments	75,069	22,116	1,266	1,629	100,080
Other(3)	21,193	2,140	—	—	23,333
Investments relating to long-term incentive compensation plans(4)	197,368	—	—	—	197,368
Equity method investments relating to long-term incentive compensation plans(5)	—	—	—	10,807	10,807
Total current investments(6)	293,630	24,256	1,266	12,436	331,588
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments(6)	—	—	932	11,546	12,478
Seed capital investments in real estate funds	—	—	40,122	—	40,122
Other	—	—	1,821	10,772	12,593
Adjusted cost investments:(7)
Investments related to long-term incentive compensation plans	—	—	7,521	—	7,521
Other	—	74	4,451	—	4,525
Derivative assets(7)(8)	3,866	—	—	—	3,866
Total	$726,521	$54,563	$56,113	$34,754	$871,951
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(1,900)	$—	$(1,900)
Derivative liabilities(8)	(9,326)	—	—	—	(9,326)
Total	$(9,326)	$—	$(1,900)	$—	$(11,226)

	As of March 31, 2018
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents:(1)
Money market funds	$350,142	$—	$—	$—	$350,142
Time deposits and other	—	13,863	—	—	13,863
Total cash equivalents	350,142	13,863	—	—	364,005
Trading investments of proprietary fund products and other trading investments:(2)
Seed capital investments	131,715	37,598	1,242	3,225	173,780
Other(3)	29,051	2,565	—	—	31,616
Trading investments relating to long-term incentive compensation plans(4)	184,639	—	—	99	184,738
Equity method investments relating to proprietary fund products and long-term incentive compensation plans:(5)	—	—	—	9,236	9,236
Total current investments(6)	345,405	40,163	1,242	12,560	399,370
Equity method investments in partnerships and LLCs:(5)(7)
Seed capital investments(6)	—	—	962	14,360	15,322
Seed capital investments in real estate funds	—	—	32,763	—	32,763
Other	—	—	—	11,915	11,915
Investments in partnerships and LLCs:(7)
Seed capital investments	—	—	—	2,549	2,549
Investments related to long-term incentive compensation plans	—	—	6,458	—	6,458
Other	—	78	380	—	458
Derivative assets(7)(8)	4,904	—	—	—	4,904
Other investments(7)	—	—	113	—	113
Total	$700,451	$54,104	$41,918	$41,384	$837,857
Liabilities:
Contingent consideration liabilities(9)	$—	$—	$(5,607)	$—	$(5,607)
Derivative liabilities(8)	(6,446)	—	—	—	(6,446)
Total	$(6,446)	$—	$(5,607)	$—	$(12,053)

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

(2)
Current investments of proprietary fund products and other investments consist of approximately 80% and 20% equity and debt securities, respectively, as of December 31, 2018, and approximately 81% and 19% equity and debt securities, respectively, as of March 31, 2018.

(3)	Includes $10,264 and $15,452 in noncontrolling interests associated with consolidated seed investment products as of December 31, 2018 and March 31, 2018, respectively.

(4)
Primarily mutual funds where there is minimal market risk to the Company as any change in value is primarily offset by an adjustment to compensation expense and related deferred compensation liability.

(5)
Certain of Legg Mason's equity method investments are investment companies that record underlying investments at fair value. Therefore, the fair value of these investments is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee. Other equity method investments not measured at fair value on a recurring basis of $27,929 and $27,660 as of December 31, 2018 and March 31, 2018, respectively, are excluded from the tables above.

(6)	Excludes $71,564 and $43,854 of seed capital as of December 31, 2018 and March 31, 2018, respectively, which is related to Legg Mason's investments in CIVs. See Note 13.

(7)	Amounts are included in Other non-current assets in the Consolidated Balance Sheets for each of the periods presented.

(8)	See Note 12.

(9)	See Note 7.

Proprietary fund products include seed capital investments made by Legg Mason to fund new investment strategies and products. Legg Mason had seed capital investments in proprietary fund products, which totaled $224,244 and $268,268 as of December 31, 2018 and March 31, 2018, respectively, which are substantially comprised of investments in 52 funds and 59 funds, respectively, that are individually greater than $1,000, and together comprise over 90% of the total seed capital investments at each period end.

The net realized and unrealized gains (losses) for investment securities classified as trading were $(34,793) and $9,382 for the three months ended December 31, 2018 and 2017, respectively, and $(25,246) and $32,184 for the nine months ended December 31, 2018 and 2017, respectively.
The net unrealized gains (losses) relating to trading investments still held as of the reporting dates were $(38,741) and $5,975 for the three months ended December 31, 2018 and 2017, respectively, and $(51,313) and $16,115 for the nine months ended December 31, 2018 and 2017, respectively.
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) are presented in the tables below:

	Balance as of September 30, 2018	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2018
Assets:
Investments of seed capital investments in proprietary fund products	$1,394	$—	$—	$—	$—	$(128)	$1,266
Equity method investments in partnerships and LLCs:
Seed capital investments	1,161	—	—	—	—	(229)	932
Seed capital investments in real estate funds	35,859	5,516	—	(1,880)	—	627	40,122
Other	1,840	—	—	(19)	—	—	1,821
Adjusted cost investments:
Investments related to long-term incentive compensation plans	6,458	1,063	—	—	—	—	7,521
Other	4,448	—	—	—	—	3	4,451
	$51,160	6,579	—	(1,899)	—	273	$56,113
Liabilities:
Contingent consideration liabilities	$(1,900)	n/a	n/a	$—	n/a	$—	$(1,900)

	Balance as of September 30, 2017	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2017
Assets:
Equity method investments relating to long-term incentive compensation plans	$1,393	$11	$—	$(11)	$—	$38	$1,431
Equity method investments in partnerships and LLCs:
Seed capital investments	851	—	—	—	—	40	891
Seed capital investments in real estate funds	27,382	868	—	(1,139)	—	726	27,837
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	9,367	—	—	—	—	—	9,367
Other	485	—	—	(105)	—	—	380
Other investments	114	—	—	—	—	(2)	112
	$39,592	$879	$—	$(1,255)	$—	$802	$40,018
Liabilities:
Contingent consideration liabilities	$(21,162)	$(1,900)	n/a	$3,242	n/a	$(881)	$(20,701)

	Balance as of March 31, 2018	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2018
Assets:
Investments of seed capital investments in proprietary fund products	$1,242	$—	$—	$—	$—	$24	$1,266
Equity method investments in partnerships and LLCs:
Seed capital investments	962	—	—	—	—	(30)	932
Seed capital investments in real estate funds	32,763	9,483	—	(4,280)	—	2,156	40,122
Other	—	1,650	—	(19)	—	190	1,821
Adjusted cost investments:
Investments related to long-term incentive compensation plans	6,458	1,063	—	—	—	—	7,521
Other	493	4,000	—	(2)	—	(40)	4,451
	$41,918	16,196	—	(4,301)	—	2,300	$56,113
Liabilities:
Contingent consideration liabilities	$(5,607)	n/a	n/a	$4,319	n/a	$(612)	$(1,900)
n/a - not applicable

	Balance as of March 31, 2017	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2017
Assets:
Equity method investments relating to long-term incentive compensation plans	$1,337	$33	$—	$(33)	$—	$94	$1,431
Equity method investments in partnerships and LLCs:
Seed capital investments	752	—	—	—	—	139	891
Seed capital investments in real estate funds	26,909	3,063	—	(3,889)	—	1,754	27,837
Other	1,646	—	—	(1,646)	—	—	—
Investments in partnerships and LLCs:
Investments related to long-term incentive compensation plans	9,315	52	—	—	—	—	9,367
Other	1,825	—	—	(1,510)	—	65	380
Other investments	113	—	—	—	—	(1)	112
	$41,897	$3,148	$—	$(7,078)	$—	$2,051	$40,018
Liabilities:
Contingent consideration liabilities	$(36,810)	$(1,900)	n/a	$3,242	n/a	$14,767	$(20,701)
n/a - not applicable

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other non-operating income (expense), net, in the Consolidated Statements of Income (Loss). The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $275 and $(79) for the three months ended December 31, 2018 and 2017, respectively, and $2,336 and $16,818 for the nine months ended December 31, 2018 and 2017, respectively.

There were no significant transfers between Level 1 and Level 2 during the three or nine months ended December 31, 2018 and 2017.

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

		Fair Value Determined Using NAV			As of December 31, 2018
Category of Investment	Investment Strategy	December 31, 2018		March 31, 2018	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$9,307	(1)	$11,122	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	1,022		6,479	$20,000	n/a
Private equity funds	Long/short equity	13,479	(2)	14,377	5,166	Up to 11 years
Equity method	Alternatives, structured securities, short-dated fixed income	10,807	(2)	9,236	n/a	n/a
Other	Various	139		170	n/a	Various (3)
Total		$34,754		$41,384	$25,166
n/a - not applicable

(1)	Liquidation restrictions: 23% monthly redemption, 2% quarterly redemption, and 75% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 26% has a remaining term of less than one year and 74% has a remaining term of 13 years.

There are no current plans to sell any of these investments held as of December 31, 2018.

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

	December 31, 2018	March 31, 2018
Equipment	$160,814	$172,308
Software	269,884	323,088
Leasehold improvements	222,469	209,810
Total cost	653,167	705,206
Less: accumulated depreciation and amortization	(502,937)	(556,800)
Fixed assets, net	$150,230	$148,406

Depreciation and amortization expense related to fixed assets was $11,799 and $11,846 for the three months ended December 31, 2018 and 2017, respectively, and $35,659 and $36,059 for the nine months ended December 31, 2018 and 2017, respectively.

5. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	December 31, 2018	March 31, 2018
Amortizable intangible asset management contracts and other
Cost	$366,643	$376,996
Accumulated amortization	(234,227)	(218,076)
Net	132,416	158,920
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	505,200
EnTrustPermal fund management contracts	126,804	401,404
Other fund management contracts	470,553	557,305
Trade names	48,475	68,479
	3,257,383	3,638,739
Intangible assets, net	$3,389,799	$3,797,659

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

Indefinite-life Intangible Assets and Goodwill
Legg Mason historically performed its annual goodwill and indefinite-life intangible assets impairment tests as of December 31 each year. During the second quarter of fiscal 2019, Legg Mason voluntarily changed the date of its annual impairment tests from December 31 to October 31in order to better align the impairment testing process with existing long-term planning processes and earnings release timing. Legg Mason does not believe the change in accounting principle related to the annual impairment testing date has delayed, accelerated, or avoided an impairment charge relative to the test date. Legg Mason has determined that this change in accounting principle is preferable under the circumstances.

Legg Mason performed its annual impairment testing of goodwill and indefinite-life intangible assets as of October 31, 2018. Due to prior limited excess fair value over the related carrying values noted in analyses of the EnTrustPermal indefinite-life fund management contracts asset and the RARE Infrastructure indefinite-life fund management contracts asset, and negative market trends, these analyses were completed with current data through December 31, 2018 and ultimately the assets were determined to be impaired. As a result, analyses of trade name indefinite-life intangible assets related to these businesses were also completed with current data through December 31, 2018 and were also determined to be impaired.

The impairment charges at EnTrustPermal were primarily the result of continued net client outflows from legacy high net worth fund-of-fund products leading to reduced growth expectations in both management fees and performance fees, a declining margin, and a higher discount rate. These changes resulted in a reduction of the projected cash flows and Legg Mason’s overall assessment of fair value of the assets, such that the carrying values of the EnTrustPermal fund management contracts intangible asset of $401,404 and trade name asset of $28,500 were impaired by $274,600 and $18,200, respectively.

Management estimated the fair values of these assets based upon discounted cash flow analyses, as well as a relief from royalty method for the trade name asset, using unobservable market inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analyses included projected revenue growth rates, discount rates, and royalty rates. Base revenues related to the EnTrustPermal fund management contracts were assumed to have annual growth (contraction) rates ranging from (19.4)% to 3.9% (average: 3.0%), and the projected cash flows from the EnTrustPermal fund management contracts were discounted at 17%. Base revenues related to the EnTrustPermal trade name asset were assumed to have annual growth rates ranging from 0.0% to 4.6% (average: 3.9%), a royalty rate of 1.0%, and a discount rate of 16.5%.

The impairment charges at RARE Infrastructure were primarily the result of lower than expected net client inflows and performance fees, leading to a lower margin, and a higher discount rate. These changes resulted in a reduction of the related projected cash flows and Legg Mason’s overall assessment of fair value of the assets, such that the RARE Infrastructure fund management contracts asset carrying value of approximately $120,800 and trade name asset carrying value of $2,800 were impaired by $65,000 and $1,000, respectively.

Management estimated the fair values of these assets based upon discounted cash flow analyses, as well as a relief from royalty method for the trade name asset, using unobservable market inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analyses included projected revenue growth rates, discount rates, and royalty rates. Base revenues related to the RARE Infrastructure fund management contracts were assumed to have annual growth rates ranging from 4.4% to 4.9% (average: 4.8%), and the projected cash flows from the RARE Infrastructure fund management contracts were discounted at 16.5%. Base revenues related to the RARE Infrastructure trade name asset were assumed to have annual growth rates ranging from 0.9% to 4.6% (average: 4.2%), a royalty rate of 1.0%, and a discount rate of 16.5%.

Legg Mason’s goodwill impairment testing noted the assessed fair value of the Global Asset Management business reporting unit exceeded its related carrying value by 4%. Should market performance and/or AUM levels decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that this asset could become impaired, and the impairment could be a material amount.

Legg Mason's annual impairment testing process in the prior fiscal year determined that the carrying value of the EnTrustPermal indefinite-life fund management contracts intangible asset exceeded its fair value, which resulted in an impairment of $195,000 in the quarter ended December 31, 2017. The impairment charge was primarily the result of net client outflows from legacy high net worth fund-of-fund products, including transfers of client funds from such products into traditional separate accounts and other direct offerings, and the related decline in revenues. Management estimated the fair value of this asset based upon a discounted cash flow analysis using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected revenue growth rates and discount rates. Base revenues related to the EnTrustPermal fund contracts were assumed to have annual growth (contraction) rates ranging from (13)% to 6% (average: 5%), and the projected cash flows from the EnTrustPermal fund contracts were discounted at 15%.

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

The change in carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2018	$3,094,255	$(1,161,900)	$1,932,355
Impact of excess tax basis amortization	(8,253)	—	(8,253)
Changes in foreign exchange rates and other	(42,632)	—	(42,632)
Balance as of December 31, 2018	$3,043,370	$(1,161,900)	$1,881,470

Amortizable Intangible Asset Management Contracts and Other
During the three months ended December 31, 2018, projected revenues related to the RARE Infrastructure separate account contracts asset declined due to losses of separate account clients and AUM. Based on revised attrition estimates, the remaining useful life was decreased from three and one-half to two years at December 31, 2018. As a result of the decline in projected revenues and the revised estimate of useful life, the amortized carrying value of approximately $6,900 as of December 31, 2018 was determined to exceed its fair value and an impairment charge of $6,400 was recorded during the three months ended December 31, 2018. Management estimated the fair value of this asset as of December 31, 2018, based on a discounted cash flow analysis using unobservable market inputs, which are Level 3 measurements. In addition to the useful life, other significant assumptions used in the cash flow analysis included projected revenue growth rates of 7% and a discount rate of 16.5%.

As of December 31, 2018, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 6.4 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Remaining fiscal 2019	$5,628
2020	22,254
2021	21,263
2022	20,745
2023	19,985
Thereafter	42,541
Total	$132,416

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

6. Short-Term Borrowings and Long-Term Debt

Short-term borrowings
Legg Mason maintains an unsecured credit agreement (as amended from time to time, the "Credit Agreement") which provides for a $500,000 multi-currency revolving credit facility. The revolving credit facility may be increased by an aggregate amount of up to $500,000, subject to the approval of the lenders, expires in December 2020, and outstanding borrowings, if any, can be repaid at any time. This revolving credit facility is available to fund working capital needs and for general corporate purposes.

In September 2018, Legg Mason repaid the entire $125,500 of then outstanding borrowings under the Credit Agreement. As of December 31, 2018, there were no borrowings outstanding under the Credit Agreement. As of March 31, 2018, Legg Mason had $125,500 of borrowings outstanding under the Credit Agreement. The effective interest rate on the outstanding borrowings was 2.95% as of March 31, 2018.

Long-term debt
Long-term debt, net, consists of the following:

	December 31, 2018					March 31, 2018
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Unamortized Debt Issuance Costs	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$250,636	$(902)	$59	$207	$250,000	$251,641
3.95% Senior Notes due July 2024	248,680	—	252	1,068	250,000	248,502
4.75% Senior Notes due March 2026	447,432	—	—	2,568	450,000	447,166
5.625% Senior Notes due January 2044	548,000	—	(3,060)	5,060	550,000	547,940
6.375% Junior Notes due March 2056	242,411	—	—	7,589	250,000	242,258
5.45% Junior Notes due September 2056	484,608	—	—	15,392	500,000	484,303
Subtotal	2,221,767	(902)	(2,749)	31,884	2,250,000	2,221,810
Less: Current portion	(250,636)	902	(59)	(207)	(250,000)	—
Total	$1,971,131	$—	$(2,808)	$31,677	$2,000,000	$2,221,810

As of December 31, 2018, $250,000 of Legg Mason's long-term debt matures in fiscal 2020, and $2,000,000 matures after fiscal 2023.

As of December 31, 2018, the estimated fair value of long-term debt was $2,143,373. The fair value of debt was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

7. Commitments and Contingencies

Leases
Legg Mason leases office facilities and equipment under non-cancelable operating leases and also has multi-year agreements for certain services. These leases and service agreements expire on varying dates through fiscal 2039. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

As of December 31, 2018, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining fiscal 2019	$49,166
2020	135,935
2021	112,282
2022	99,530
2023	89,685
Thereafter	120,366
Total(1)	$606,964
(1) Includes $495,621 in real estate and equipment leases and $111,343 in service and maintenance agreements.

The minimum rental commitments shown above have not been reduced by $101,862 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 33% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of December 31, 2018 and March 31, 2018, was $23,720 and $24,188, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, dependent on the commercial real estate market at such time.

The minimum rental commitments shown above also include $5,095 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $3,376 and $5,061 as of December 31, 2018 and March 31, 2018, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2017	$39,688
Payments, net	(13,019)
Adjustments and other	2,580
Balance as of March 31, 2018	29,249
Accrued charges for subleased space (1)	1,970
Payments, net	(4,973)
Adjustments and other	850
Balance as of December 31, 2018	$27,096
(1) Related to execution of a sublease for space in Legg Mason's corporate headquarters and included in Occupancy expense in the Consolidated Statements of Income (Loss).

Contingent Consideration
As of December 31, 2018, Legg Mason had various commitments to pay contingent consideration relating to business acquisitions. The following table presents a summary of the maximum remaining contingent consideration and changes in the contingent consideration liability for certain of Legg Mason's acquisitions.

	RARE Infrastructure	Martin Currie	QS Investors	Other(2)	Total
Acquisition Date	October 21, 2015	October 1, 2014	May 30, 2014	Various
Maximum Remaining Contingent Consideration(1)	$74,657	$—	$—	$1,900	$76,557
Contingent Consideration Liability
Balance as of March 31, 2017	$17,444	$12,018	$4,841	$2,507	$36,810
Initial purchase accounting accrual	—	—	—	1,900	1,900
Fair value adjustments	(17,413)	(13,355)	(1,300)	739	(31,329)
Foreign exchange and accretion	(31)	1,337	166	(4)	1,468
Payment	—	—	—	(3,242)	(3,242)
Balance as of March 31, 2018 (3)	—	—	3,707	1,900	5,607
Fair value adjustments	—	—	571	—	571
Foreign exchange and accretion	—	—	41	—	41
Payment	—	—	(4,319)	—	(4,319)
Balance as of December 31, 2018 (3)	$—	$—	$—	$1,900	$1,900

(1)	Using the applicable exchange rate as of December 31, 2018, for amounts denominated in currencies other than the U.S. dollar.

(2)	Includes amounts related to two small acquisitions completed in December 2017 and the acquisition of PK Investments on December 31, 2015.

(3)
As of December 31, 2018, $550 was included in Other current liabilities and $1,350 was included in Other non-current liabilities in the Consolidated Balance Sheet. As of March 31, 2018, $3,707 was included in Other current liabilities and $1,900 was included in Other non-current liabilities in the Consolidated Balance Sheet.

On October 21, 2015, Legg Mason acquired a majority equity interest in RARE Infrastructure Limited ("RARE Infrastructure"). The transaction provided for potential contingent consideration payments as of March 31, 2018 and 2017, however, no such payments were due based on relevant net revenue targets. Contingent consideration catch-up adjustment payments of up to $74,657 (using the foreign exchange rate as of December 31, 2018, for the maximum 106,000 Australian dollar amount per the related agreements), may be due through March 31, 2019, dependent on the achievement of certain net revenue targets; however, as of December 31, 2018, no such payments are expected to be due.

On October 1, 2014, Legg Mason acquired all outstanding equity of Martin Currie. The agreement also required certain contingent payments as of March 31, 2016, 2017, and 2018; however, no such payments were due based on relevant financial metrics. Legg Mason believes no payments are due and is discussing the determination with certain of the entities from which Legg Mason acquired Martin Currie.

Effective May 31, 2014, Legg Mason acquired all of the outstanding equity interests of QS Investors. Contingent consideration of up to $20,000 for the fourth anniversary payment, and up to $3,400 for a potential catch-up adjustment for the second anniversary payment shortfall, was potentially due in July 2018. In September 2018, Legg Mason paid $4,319 for the final installment of contingent consideration.

Noncontrolling Interests
As provided for in the related documents, Legg Mason may be obligated to settle redeemable noncontrolling interests related to certain affiliates. As of December 31, 2018, affiliate redeemable noncontrolling interests, excluding amounts related to management equity plans, aggregated $539,972. In addition, as of December 31, 2018, the estimated redemption fair value for units under affiliate management equity plans (redeemable and nonredeemable) aggregated $88,234. See Notes 8 and 11 for additional information regarding affiliate management equity plans and noncontrolling interests, respectively.

On July 2, 2018, the corporate minority owner of RARE Infrastructure exercised the put option for its 10% ownership interest. The settlement value of $15,547, along with $981 of dividends in arrears, was paid on October 10, 2018. See Note 11 for additional information.

Other Commitments and Contingencies
As of December 31, 2018, Legg Mason had commitments to invest $36,044 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2030. Also, in connection with the acquisition of Clarion Partners in April 2016, Legg Mason committed to ultimately provide $100,000 of seed capital to Clarion Partners products. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition, the final $2,500 of which was paid during the three months ended June 30, 2018.

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

Legg Mason has completed negotiations with the Department of Justice and the SEC to resolve the previously disclosed regulatory investigation concerning the activities of its former Permal business in connection with managing assets of Libyan governmental entities in structures established by a third-party financial institution. During the six months ended September 30, 2018, Legg Mason recorded an additional operating charge to earnings of $4,151, respectively, for this matter. The $71,151 aggregate settlement amount was paid during the six months ended September 30, 2018.

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

In management's opinion, an adequate accrual has been made as of December 31, 2018, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which probable losses become apparent or a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

8.  Stock-Based Compensation

Legg Mason's stock-based compensation includes restricted stock units, stock options, an employee stock purchase plan, market and performance-based performance shares payable in common stock, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the equity incentive stock plan as of December 31, 2018, were 7,323. Options under Legg Mason’s equity incentive stock plans have been granted at prices not less than 100% of the fair market value on the date of grant. Options are generally exercisable in equal increments over four or five years and expire within eight to 10 years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Restricted stock and restricted stock units	$11,668	$11,853	$38,707	$41,941
Stock options	1,057	1,656	3,513	5,801
Employee stock purchase plan	96	109	480	502
Affiliate management equity plans	719	776	2,213	2,328
Non-employee director awards	—	200	1,025	1,275
Performance share units	1,202	870	4,014	3,134
Employee stock trust	8	7	23	21
Total stock-based compensation expense	$14,750	$15,471	$49,975	$55,002

Restricted Stock
Restricted stock and restricted stock unit transactions are summarized below:

	Nine Months Ended December 31,
	2018		2017
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted- Average Grant Date Value
Unvested shares at March 31	3,299	$38.09	3,321	$38.92
Granted	1,179	39.05	1,459	37.67
Vested	(1,286)	39.73	(1,361)	39.75
Canceled/forfeited	(108)	37.62	(66)	38.19
Unvested shares at December 31	3,084	$37.80	3,353	$38.05

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at December 31, 2018, of $74,997 is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options
Stock option transactions under Legg Mason's equity incentive plans are summarized below:

	Nine Months Ended December 31,
	2018		2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,437	$38.78	4,593	$38.15
Granted	—	—	421	37.64
Exercised	(189)	31.62	(378)	29.45
Canceled/Forfeited	(95)	43.92	(102)	47.07
Options outstanding at December 31	4,153	$38.99	4,534	$38.63

At December 31, 2018, options were exercisable for 3,269 shares, with a weighted-average exercise price of $39.04 and a weighted average remaining contractual life of 3.4 years. Unamortized compensation cost related to unvested options for 884 shares at December 31, 2018, was $3,940, which is expected to be recognized over a weighted-average period of 1.0 year.

The weighted-average fair value of service-based stock options granted during the nine months ended December 31, 2017, using the Black-Scholes option pricing model was $8.33 per share.

The following weighted-average assumptions were used in the model for grants in the nine months ended December 31, 2017:

Expected dividend yield	1.70%
Risk-free interest rate	1.89%
Expected volatility	26.79%
Expected life (in years)	5.09

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, Legg Mason implemented a management equity plan for Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion

Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. As of December 31, 2018, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $14,600.

Effective March 1, 2016, Legg Mason implemented a management equity plan for Royce's key employees. Under the management equity plan, minority equity interests equivalent to a 19% interest in the Royce entity have been issued to certain key employees. Equity holders receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses. As of December 31, 2018, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $27,494.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which will be recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $719 and $776 for the three months ended December 31, 2018 and 2017, respectively, and $2,213 and $2,328 for the nine months ended December 31, 2018 and 2017, respectively. This arrangement provides that one-half of the cost will be absorbed by the ClearBridge incentive pool. As of December 31, 2018, the estimated aggregate redemption fair value of vested units under the ClearBridge plan, as if they were currently redeemable, was approximately $46,140.

Other
As of December 31, 2018 and 2017, non-employee directors held 98 and 80 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock units in the table above.

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

	2018	2017
Expected dividend yield	3.49%	2.96%
Risk-free interest rate	2.71%	1.47%
Expected (average in 2018) volatility	26.14%	27.73%

9. Revenue

The following tables presents Total Operating Revenues disaggregated by asset class:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Equity	$296,738	$330,247	$931,350	$964,539
Fixed Income	275,559	304,027	855,343	867,846
Alternative	110,390	133,108	361,239	444,512
Liquidity	21,635	25,708	62,722	78,373
Total Operating Revenues	$704,322	$793,090	$2,210,654	$2,355,270

Revenues by geographic location are primarily based on the location of the advisor or domicile of fund families managed by Legg Mason and do not necessarily reflect where the customer resides or the currency in which the revenues are denominated. The following table presents Total Operating Revenues disaggregated by geographic location:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
United States	$547,696	$595,784	$1,711,426	$1,781,657
United Kingdom	35,142	56,437	111,739	156,038
Other International	121,484	140,869	387,489	417,575
Total Operating Revenues	$704,322	$793,090	$2,210,654	$2,355,270

As previously discussed, certain sales commissions paid in connection with obtaining assets managed in retail separately managed accounts are capitalized as deferred costs. As of December 31, 2018, capitalized sales commissions of $8,049 were included in Other current assets and $10,429 were included in Other non-current assets in the Consolidated Balance Sheet. Amortization related to capitalized sales commissions included in Compensation and benefits in the Consolidated Statement of Income (Loss) was $2,305 and $6,964 for the three and nine months ended December 31, 2018, respectively. There were no impairment losses in relation to the capitalized costs during the three or nine months ended December 31, 2018.

10. Earnings and Dividends Per Share

The following table presents the computations of basic and diluted earnings per share attributable to Legg Mason, Inc. stockholders ("EPS"):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Basic weighted-average shares outstanding for EPS	85,537	90,377	85,381	92,770
Potential common shares:
Dilutive employee stock options	—	456	—	429
Diluted weighted-average shares outstanding for EPS	85,537	90,833	85,381	93,199

Net Income (Loss) Attributable to Legg Mason, Inc.	$(216,888)	$149,222	$(77,995)	$275,806
Less: Earnings (distributed and undistributed) allocated to participating securities	1,049	5,347	3,190	9,639
Net Income (Loss) (Distributed and Undistributed) Allocated to Stockholders (Excluding Participating Securities)	$(217,937)	$143,875	$(81,185)	$266,167
Net Income (Loss) per share Attributable to Legg Mason, Inc. Stockholders
Basic	$(2.55)	$1.59	$(0.95)	$2.87
Diluted	(2.55)	1.58	(0.95)	2.86

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 3,104 and 3,357 for the three months ended December 31, 2018 and 2017, respectively, and 3,104 and 3,322 for the nine months ended December 31, 2018 and 2017, respectively.

During the nine months ended December 31, 2018, Legg Mason purchased and retired 394 shares of its common stock for $15,547 under net share settlements of deferred compensation award vesting. The retired shares reduced weighted-average shares outstanding by 342 shares for the nine months ended December 31, 2018.

On December 22, 2017, Legg Mason purchased and retired 5,568 shares of Legg Mason common stock from Shanda Asset Management Investment Limited ("Shanda") for an aggregate purchase price of $225,490. In addition, during the three and nine months ended December 31, 2017, Legg Mason purchased and retired 1,920 and 6,636 shares of its common stock for $74,000 and $253,649, respectively, through open market purchases. During the nine months ended December 31, 2017, Legg Mason also retired 344 shares of common stock for $13,074 under net share settlements of deferred compensation award vesting. Total retired shares, including those purchased from Shanda, reduced weighted-average shares outstanding by 6,606 and 3,922 for the three and nine months ended December 31, 2017, respectively.

The diluted EPS calculation for the three and nine months ended December 31, 2018, excludes 56 and 143 potential common shares, respectively, that are anti-dilutive due to the net loss in each period.

The diluted EPS calculation for the nine months ended December 31, 2017, also excludes any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of convertible notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive. The warrants expired unexercised in July 2017.
Options to purchase 1,980 shares and 2,224 shares for the three and nine months ended December 31, 2017, respectively, were not included in the computation of diluted EPS because the assumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive.

Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met. Unvested restricted shares for both the three and nine months ended December 31, 2018 and 2017, were antidilutive and, therefore, do not further impact diluted EPS.
Dividends per share declared in the three months ended December 31, 2018 and 2017, were $0.34 and $0.28, respectively, and in the nine months ended December 31, 2018 and 2017, were $1.02 and $0.84, respectively.

11. Noncontrolling Interests

Net income attributable to noncontrolling interests included the following amounts:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income attributable to redeemable noncontrolling interests	$8,852	$17,228	$24,460	$37,514
Net income attributable to nonredeemable noncontrolling interests	1,646	2,096	6,583	6,387
Total	$10,498	$19,324	$31,043	$43,901

The following tables present the changes in redeemable and nonredeemable noncontrolling interests:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2018	$125,047	$573,950	$33,298	$732,295	$27,731
Net income attributable to noncontrolling interests	1,036	23,424	—	24,460	6,583
Net subscriptions (redemptions)	(36,328)	—	—	(36,328)	—
Settlement of affiliate noncontrolling interest put:
Payment	—	(15,547)	—	(15,547)	—
Change in redemption value	—	(12,345)	—	(12,345)	—
Distributions	—	(25,538)	—	(25,538)	(6,820)
Foreign exchange	—	(5,009)	—	(5,009)	—
Vesting/change in estimated redemption value	—	1,037	13,925	14,962	—
Balance as of December 31, 2018	$89,755	$539,972	$47,223	$676,950	$27,494

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2017	$58,470	$591,254	$28,048	$677,772	$27,798
Net income attributable to noncontrolling interests	7,923	29,591	—	37,514	6,387
Net subscriptions (redemptions)	47,401	(2,693)	—	44,708	—
Distributions	—	(36,953)	—	(36,953)	(6,524)
Foreign exchange	—	1,500	—	1,500	—
Vesting/change in estimated redemption value	—	743	2,422	3,165	—
Balance as of December 31, 2017	$113,794	$583,442	$30,470	$727,706	$27,661
(1) Related to VIE and seeded investment products.
(2) Related to Royce management equity plan.

The following tables present the changes in redeemable noncontrolling interests by affiliate (exclusive of management equity plans):

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2018	$386,884	$117,272	$68,285	$1,509	$573,950
Net income (loss) attributable to noncontrolling interests	9,752	12,460	1,417	(205)	23,424
Distributions	(13,475)	(10,359)	(1,693)	(11)	(25,538)
Settlement of affiliate noncontrolling interest put:
Payment	—	—	(15,547)	—	(15,547)
Change in redemption value	—	—	(12,345)	—	(12,345)
Foreign exchange	—	—	(5,009)	—	(5,009)
Change in estimated redemption value	—	1,037	—	—	1,037
Balance as of December 31, 2018	$383,161	$120,410	$35,108	$1,293	$539,972

	Redeemable noncontrolling interests
	EnTrust-Permal	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2017	$404,852	$113,173	$68,747	$4,482	$591,254
Net income (loss) attributable to noncontrolling interests	17,014	9,725	2,948	(96)	29,591
Redemptions	—	—	—	(2,693)	(2,693)
Distributions	(23,759)	(9,462)	(3,597)	(135)	(36,953)
Foreign exchange	—	—	1,500	—	1,500
Change in estimated redemption value	—	743	—	—	743
Balance as of December 31, 2017	$398,107	$114,179	$69,598	$1,558	$583,442

Affiliate redeemable noncontrolling interests include minority interests for which the holder may, at some point, request settlement of their interests. Redeemable noncontrolling interests are reported in the Consolidated Balance Sheets at their estimated settlement values except when such settlement values are less than the issuance value, the reported amount is the issuance value. Changes in the expected settlement values are recognized over the settlement period as adjustments to retained earnings. Nonredeemable noncontrolling interests include vested affiliate management equity plan interests that do not permit the holder to request settlement of their interests. Nonredeemable noncontrolling interests are reported in the Consolidated Balance Sheets at their issuance value, together with undistributed net income allocated to noncontrolling interests.

Redeemable noncontrolling interests of 35% of the outstanding equity of EnTrustPermal, 18% of the outstanding equity of Clarion Partners, and 15% of the outstanding equity of RARE Infrastructure can be put by the holders or called by Legg Mason for settlement at fair value subject to various conditions, including the passage of time. The amounts for noncontrolling interests, if reported at fair value in the Consolidated Balance Sheets reflect the total business enterprise value of the combined entity, after appropriate discounts for lack of marketability and control.

On July 2, 2018, the corporate minority owner of RARE Infrastructure exercised the put option for its 10% ownership interest. The settlement value of $15,547 was based on the midpoint of the valuations determined by the independent valuation experts appointed by Legg Mason and the corporate minority owner and was paid on October 10, 2018, along with $981 of dividends in arrears. The $12,345 difference between the settlement value and the carrying value of the noncontrolling interest of $27,892 on the settlement date was recorded as an increase to additional paid in capital.

12. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Australian dollar, Singapore dollar, Japanese yen, and euro. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable rights to setoff. Other assets recorded in the Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018, were $3,866 and $4,904, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018, were $9,326 and $6,446, respectively.

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

The terms of the total return swap arrangements, aggregate counterparty investment in the related ETF on the date of each transaction, and the aggregate notional amount for the total return swaps outstanding as of December 31, 2018, were as follows:

Transaction Date	Expiration Date	Aggregate Counterparty Initial Investment in ETF	Floating Rate	Aggregate Notional Amount as of December 31, 2018
May 2018	May 2019	$5,573	Three-month LIBOR plus 1.6%	$5,354
July 2018	July 2019	17,094	Three-month LIBOR plus 1.6%	15,819
October 2018	October 2019	10,000	Three-month LIBOR plus 1.6%	10,073
November 2018	November 2019	9,886	Three-month LIBOR plus 1.6%	10,073
		$42,553		$41,319

As further discussed in Notes 2 and 13, the total return swap arrangements create variable interests in the underlying funds for Legg Mason, and, if significant, Legg Mason is deemed to be the primary beneficiary. Accordingly, Legg Mason may consolidate ETF products with significant open total return swap arrangements. In connection with these arrangements, Legg Mason executed futures contracts with notional amounts totaling $41,522 as of December 31, 2018 to partially hedge the gains and losses recognized on the total return swaps.

Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended December 31, 2018, March 31, 2018, or December 31, 2017. In addition to the total return swap arrangements and the related futures contracts discussed above, as of December 31, 2018, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $417,807, and open futures contracts relating to seed capital investments with aggregate notional amounts totaling $112,117. With the exception of the total return swap arrangements and related futures contracts, these amounts are representative of the level of non-hedge designation derivative activity throughout the nine months ended December 31, 2018 and 2017. As of December 31, 2018, the weighted-average remaining contract terms for currency forward contracts was five months and for futures contracts relating to seed capital investments was two months.

The following table presents the derivative assets and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount as of December 31, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$4,197	$(2,410)	$1,787	$—	$—	$1,787
Futures contracts relating to:
Seed capital investments	—	—	—	1,580	3,955	5,535
Total return swaps	—	—	—	309	763	1,072
Total futures contracts	—	—	—	1,889	4,718	6,607
Total return swaps	—	—	—	190	1,203	1,393
Total derivative instruments not designated as hedging instruments	$4,197	$(2,410)	$1,787	$2,079	$5,921	$9,787

The following table presents the derivative liabilities and related offsets, if any:

					Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet		Financial Instruments		Cash Collateral	Net Amount as of December 31, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(12,897)	$4,631	$(8,266)		$—		$—	$(8,266)
Futures contracts relating to total return swaps	—	—	—		(345)		465	120
Total return swaps	—	—	—	—	(715)	—	3,100	2,385
Total derivative instruments not designated as hedging instruments	$(12,897)	$4,631	$(8,266)		$(1,060)		$3,565	$(5,761)

The following table presents the derivative assets and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$7,997	$(3,177)	$4,820	$—	$—	$4,820
Total return swaps	—	—	—	84	1,283	1,367
Total derivative instruments not designated as hedging instruments	$7,997	$(3,177)	$4,820	$84	$1,283	$6,187

The following table presents the derivative liabilities and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(532)	$223	$(309)	$—	$—	$(309)
Futures contracts relating to:
Seed capital investments	—	—	—	(2,875)	9,214	6,339
Total return swaps	—	—	—	(1,029)	3,201	2,172
Total futures contracts	—	—	—	(3,904)	12,415	8,511
Total return swaps	—	—	—	(2,233)	5,637	3,404
Total derivative instruments not designated as hedging instruments	$(532)	$223	$(309)	$(6,137)	$18,052	$11,606

The following table presents gains (losses) recognized in the Consolidated Statements of Income (Loss) on derivative instruments. As described above, the currency forward contracts and futures and forward contracts for seed capital investments included below are economic hedges of interest rate and market risk of certain operating and investing activities of Legg Mason.

		Three Months Ended December 31,
		2018		2017
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$3,110	$(5,587)	$2,005	$(1,146)
Seed capital investments	Other non-operating income (expense)	1,503	(1,116)	624	(518)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	16,520	(1)	33	(6,864)
Total return swaps	Other non-operating income (expense)	3,121	(467)	—	(3,478)
Total return swaps	Other non-operating income (expense)	203	(832)	1,796	(11)
Total gain (loss) from derivatives not designated as hedging instruments		$24,457	$(8,003)	$4,458	$(12,017)

		Nine Months Ended December 31,
		2018		2017
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$9,369	$(19,366)	$10,980	$(4,917)
Seed capital investments	Other non-operating income (expense)	5,523	(788)	251	(1,868)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	19,224	(7,066)	72	(18,082)
Total return swaps	Other non-operating income (expense)	3,425	(3,418)	89	(5,274)
Total return swaps	Other non-operating income (expense)	1,869	(938)	2,562	—
Total gain (loss) from derivatives not designated as hedging instruments		$39,410	$(31,576)	$13,954	$(30,141)

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

	December 31, 2018		March 31, 2018		December 31, 2017
	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)
Sponsored investment funds	2	$12,863	2	$16,670	2	$16,537
Foreign mutual funds	8	49,251	4	12,485	3	10,114
Employee-owned funds	2	6,963	2	7,328	2	7,107
ETFs(2)	2	2,487	2	7,371	2	7,790
Total		$71,564		$43,854		$41,548
(1) Represents Legg Mason's maximum risk of loss, excluding uncollected advisory fees.

(2)
Under the total return swap arrangements, Legg Mason receives the related investment gains and losses on investments in two of Legg Mason's ETFs with notional amounts totaling $41,319 as of December 31, 2018. See Note 12 for additional information regarding total return swaps.

The assets of these CIVs are primarily comprised of investment securities and the liabilities of these CIVs are primarily comprised of payables for purchased securities and currency forward derivatives. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

Legg Mason also consolidates certain VRE products with seed capital investments where Legg Mason maintains a controlling financial interest in the product.

See Note 2 for additional information regarding VIEs, VREs, and the consolidation of investment products.

The following tables reflect the impact of CIVs and other consolidated sponsored investment products in the Consolidated Balance Sheets and the Consolidated Statements of Income (Loss):
Consolidating Balance Sheets

	December 31, 2018				March 31, 2018
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Current Assets	$1,817,139	$162,002	$(68,123)	$1,911,018	$1,808,918	$160,278	$(40,814)	$1,928,382
Non-current assets	5,764,370	10,668	(3,441)	5,771,597	6,217,935	9,257	(3,040)	6,224,152
Total Assets	$7,581,509	$172,670	$(71,564)	$7,682,615	$8,026,853	$169,535	$(43,854)	$8,152,534
Current Liabilities	$1,069,930	$11,351	$—	$1,081,281	$981,408	$634	$—	$982,042
Non-current liabilities	2,271,701	—	—	2,271,701	2,586,061	—	—	2,586,061
Total Liabilities	3,341,631	11,351	—	3,352,982	3,567,469	634	—	3,568,103
Redeemable Non-controlling interests	587,195	10,264	79,491	676,950	607,248	15,452	109,595	732,295
Total Stockholders’ Equity	3,652,683	151,055	(151,055)	3,652,683	3,852,136	153,449	(153,449)	3,852,136
Total Liabilities and Equity	$7,581,509	$172,670	$(71,564)	$7,682,615	$8,026,853	$169,535	$(43,854)	$8,152,534

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Consolidating Statements of Income (Loss)

$51,439

	Three Months Ended
	December 31, 2018				December 31, 2017
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$704,477	$—	$(155)	$704,322	$793,373	$—	$(283)	$793,090
Total Operating Expenses	940,561	308	(120)	940,749	819,984	555	(116)	820,423
Operating Income (Loss)	(236,084)	(308)	(35)	(236,427)	(26,611)	(555)	(167)	(27,333)
Total Non-Operating Income (Expense)	(32,158)	2,612	(771)	(30,317)	(19,970)	7,940	(1,487)	(13,517)
Income (Loss) Before Income Tax Provision	(268,242)	2,304	(806)	(266,744)	(46,581)	7,385	(1,654)	(40,850)
Income tax provision (benefit)	(60,354)	—	—	(60,354)	(209,396)	—	—	(209,396)
Net Income (Loss)	(207,888)	2,304	(806)	(206,390)	162,815	7,385	(1,654)	168,546
Less: Net income (loss) attributable to noncontrolling interests	9,000	242	1,256	10,498	13,593	(285)	6,016	19,324
Net Income (Loss) Attributable to Legg Mason, Inc.	$(216,888)	$2,062	$(2,062)	$(216,888)	$149,222	$7,670	$(7,670)	$149,222
(1) Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

	Nine Months Ended
	December 31, 2018				December 31, 2017
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$2,211,115	$—	$(461)	$2,210,654	$2,355,620	$—	$(350)	$2,355,270
Total Operating Expenses	2,184,807	1,386	(516)	2,185,677	2,130,412	749	(182)	2,130,979
Operating Income (Loss)	26,308	(1,386)	55	24,977	225,208	(749)	(168)	224,291
Total Non-Operating Income (Expense)	(74,131)	2,070	297	(71,764)	(55,892)	11,310	(2,470)	(47,052)
Income (Loss) Before Income Tax Provision	(47,823)	684	352	(46,787)	169,316	10,561	(2,638)	177,239
Income tax provision (benefit)	165	—	—	165	(142,468)	—	—	(142,468)
Net Income (Loss)	(47,988)	684	352	(46,952)	311,784	10,561	(2,638)	319,707
Less: Net income (loss) attributable to noncontrolling interests	30,007	115	921	31,043	35,978	(5)	7,928	43,901
Net Income (Loss) Attributable to Legg Mason, Inc.	$(77,995)	$569	$(569)	$(77,995)	$275,806	$10,566	$(10,566)	$275,806
(1) Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Non-Operating Income (Expense) of CIVs and Other includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

As of December 31, 2018 and March 31, 2018, financial assets of CIVs carried at fair value totaling $110,161 and $128,397, respectively, were valued using Level 1 inputs, and totaling $15,205 and $20,692, respectively, were valued using NAV as a practical expedient. In addition, as of December 31, 2018, financial assets of CIVs carried at fair value totaling $30,080 were valued using Level 2 inputs. As of December 31, 2018, financial liabilities of CIVs carried at fair value of $4,080 were valued using Level 1 inputs and $5,353 were valued using Level 2 inputs. Legg Mason had no financial liabilities of CIVs carried at fair value as of March 31, 2018.

There were no transfers between Level 1 and Level 2 during either of the three and nine months ended December 31, 2018 and 2017.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of December 31, 2018
Category of Investment	Investment Strategy	December 31, 2018		March 31, 2018	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$15,205	(1)	$20,692	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 6% daily redemption; 13% monthly redemption; 65% quarterly redemption; and 16% are subject to three to five-year lock-up or side pocket provisions.

Legg Mason's carrying value and maximum risk of loss for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, were as follows:

	As of December 31, 2018		As of March 31, 2018
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
Real Estate Investment Trusts	$12,989	$15,222	$12,419	$14,332
Other investment funds	26,389	44,942	12,640	33,258
Total	$39,378	$60,164	$25,059	$47,590

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $32,271,887 and $31,809,837 as of December 31, 2018 and March 31, 2018, respectively.

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

14. SUBSEQUENT EVENT

On January 31, 2019, Legg Mason's Board of Directors approved a plan to implement a new global operating platform to increase collaboration and capitalize on operational scale and related synergies across the parent company and certain affiliates. Legg Mason expects to incur aggregate incremental costs in the range of $130,000 to $150,000 that are expected to result in future cost savings. Legg Mason expects the majority of the global operating platform initiative to be complete by March 2021.

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

Our operations are principally in the U.S. and the U.K. and we also have offices in Australia, Brazil, Canada, Chile, China, Dubai, France, Germany, Ireland, Italy, Japan, Singapore, Spain, Switzerland and Taiwan. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

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

In connection with our strategic priorities, we and our affiliates have begun to identify and pursue new and different ways to collaborate in order to leverage our combined scale and become more effective and efficient at delivering results for our clients and shareholders. In connection with these collaboration efforts, in February 2019, we announced a plan to implement a new global operating platform which will combine the back- and middle-office platforms of the parent company and certain affiliates to capitalize on operational scale and related synergies. We expect to incur aggregate incremental implementation costs in the range of $130 million to $150 million that we expect will result in future annual cost savings of $90 million to $110 million. During the three and nine months ended December 31, 2018, we incurred $5.9 million, or $0.05 per diluted share, and $11.9 million, or $0.10 per diluted share, respectively, of costs related to the development of the global operating platform and other collaboration initiatives. We expect the majority of the global operating platform initiative to be complete by March 2021.

Net Loss Attributable to Legg Mason, Inc. for the three months ended December 31, 2018, was $216.9 million, or $2.55 per diluted share, as compared to Net Income Attributable to Legg Mason, Inc. of $149.2 million, or $1.58 per diluted share for the three months ended December 31, 2017. Net Loss Attributable to Legg Mason, Inc. for the three months ended December 31, 2018, included non-cash impairment charges totaling $365.2 million, or $3.11 per diluted share, related to intangible assets at EnTrustPermal and RARE Infrastructure, and net discrete tax expenses and other tax items of $10.5 million, or $0.12 per diluted share. The three months ended December 31, 2017, included a one-time, net non-cash provisional tax benefit of $213.7 million, or $2.27 per diluted share, related to the Tax Cuts and Jobs Act of 2017 (the "Tax Law"), which became enacted law on December 22, 2017. This benefit was offset in part by a non-cash impairment charge of $195.0 million, or $1.62 per diluted share, related to intangible assets at EnTrustPermal and discrete tax expense items of $7.4 million, or $0.08 per diluted share.

Average AUM and total operating revenues both decreased for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, as further discussed below.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
U.S. equity markets declined sharply during the three months ended December 31, 2018, due to fears of slowing global economic and earnings growth, continued uncertainty surrounding trade disputes between the U.S. and China and increasing political tension within the U.S. government. With the exception of utilities, all sectors posted negative returns for the quarter. The energy sector suffered the most significant loss, driven by falling oil prices, followed by the technology sector. Developed international equity markets also declined during the quarter, with declines in almost all countries, driven by concerns about rising U.S. interest rates, trade disputes, European political uncertainty, slower growth in China and the British exit from the European Union. Emerging equity markets also generally declined during the quarter, driven by continuing trade disputes and rising U.S. interest rates.

Global bond markets were also volatile during the quarter. The 10-year U.S. treasury yield rose to its highest level since 2011 in November, before declining in December amid volatile equity markets and increasing concerns about slowing global growth and trade disputes. These concerns also resulted in declines in non-U.S. developed market government bond yields. Volatile equity markets during the quarter also resulted in losses for investment-grade and high yield corporate bonds. In December 2018, the Federal Reserve Board increased the target federal funds rate for the fourth time during calendar year 2018, from 2.25% to 2.50%. The Federal Reserve Board also signaled two intended increases in calendar year 2019, down from its previous forecast of three increases.

The following table summarizes the returns for various major market indices:

	% Change for the Three Months Ended December 31,		% Change for the Nine Months Ended December 31,
Indices(1)	2018	2017	2018	2017
Dow Jones Industrial Average(2)	(11.8)%	10.3%	(3.2)%	19.6%
S&P 500(2)	(14.0)%	6.1%	(5.1)%	13.2%
Nasdaq Composite Index(2)	(17.5)%	6.3%	(6.1)%	16.8%
Barclays Capital U.S. Aggregate Bond Index	1.6%	0.4%	1.5%	2.7%
Barclays Capital Global Aggregate Bond Index	1.2%	1.1%	(2.5)%	5.5%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., Nasdaq Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

In addition to these factors, our industry continues to be impacted by the generally low growth and mixed return environment, with continued migration from active to passive strategies. Together with continuing regulatory changes, these factors continue to put pressure on fees, contributing to the consolidation of products and managers on distribution platforms. These factors also continue to create significant flow challenges for active managers like ourselves.

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

Three Months Ended December 31, 2018, Compared to Three Months Ended December 31, 2017

Assets Under Management and Assets Under Advisement

Assets Under Management
Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Alternative		Liquidity

-	Large Cap Growth	-	U.S. Intermediate Investment Grade	-	Real Estate	-	U.S. Managed Cash
-	Large Cap Value	-	U.S. Credit Aggregate	-	Hedge Funds	-	U.S. Municipal Cash
-	Equity Income	-	Global Opportunistic Fixed Income	-	Listed Infrastructure
-	International Equity	-	Global Government
-	Small Cap Core	-	Global Fixed Income
-	Large Cap Core	-	U.S. Municipal
-	Sector Equity	-	U.S. Long Duration
-	Mid Cap Core	-	High Yield
-	Small Cap Value	-	U.S. Limited Duration
-	Small Cap Growth	-	Emerging Markets Debt
-	Emerging Markets Equity
-	Global Equity

The components of the changes in our AUM (in billions) were as follows:

	Three Months Ended
	December 31,
	2018	2017
Beginning of period	$755.4	$754.4
Net client cash flows:
Investment funds, excluding liquidity products(1):
Subscriptions	14.4	14.6
Redemptions	(19.7)	(14.1)
Long-term separate account flows, net	(3.2)	1.7
Total long-term flows	(8.5)	2.2
Liquidity fund flows, net	10.0	(2.4)
Liquidity separate account flows, net	0.5	0.1
Total liquidity flows	10.5	(2.3)
Total net client cash flows	2.0	(0.1)
Realizations(2)	(0.2)	(0.3)
Market performance and other(3)	(30.0)	13.5
Impact of foreign exchange	—	(0.4)
Acquisition	—	0.1
End of period	$727.2	$767.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

AUM at December 31, 2018 was $727.2 billion, a decrease of $28.2 billion, or 4%, from September 30, 2018. Total net client inflows were $2.0 billion, with $10.5 billion of net client inflows into the liquidity asset class, which were offset in part by $8.5 billion of net client outflows from long-term asset classes. Long-term asset net outflows were comprised of equity net outflows of $3.3 billion, fixed income net outflows of $5.1 billion, and alternative net outflows of $0.1 billion. Equity net outflows were primarily in products managed by ClearBridge Investments ("ClearBridge"), Royce & Associates ("Royce"), and QS Investors. Fixed income net outflows were primarily in products managed by Western Asset Management Company ("Western Asset") and Brandywine Global Investment Management ("Brandywine"). Alternative net outflows were primarily in products managed by RARE Infrastructure and EnTrustPermal, offset in part by net inflows into products managed by Clarion Partners. In general, we earn higher fees and profits per dollar of alternative and equity AUM, and outflows in those asset classes more negatively impact our revenues and Net Income (Loss) Attributable to Legg Mason, Inc. than do outflows in the fixed income and liquidity asset classes. The negative impact of market performance and other was $30.0 billion. Our net client cash flows also reflect the significant industry-wide flow pressure for active managers of equity and fixed income assets discussed above under the heading "Business Environment".

AUM by Asset Class
AUM by asset class (in billions) was as follows:

As of December 31,	2018	% of Total	2017	% of Total	% Change
Equity	$181.0	25%	$207.6	27%	(13)%
Fixed income	406.6	56	420.1	55	(3)
Alternative	66.3	9	66.3	8	—
Total long-term assets	653.9	90	694.0	90	(6)
Liquidity	73.3	10	73.2	10	—
Total	$727.2	100%	$767.2	100%	(5)%

Average AUM by asset class (in billions) was as follows:

Three months ended December 31,	2018	% of Total	2017	% of Total	% Change
Equity	$198.2	27%	$204.7	27%	(3)%
Fixed income	407.4	55	414.8	54	(2)
Alternative	66.8	9	65.8	9	2
Total long-term assets	672.4	91	685.3	90	(2)
Liquidity	66.9	9	74.6	10	(10)
Total	$739.3	100%	$759.9	100%	(3)%

The component changes in our AUM by asset class (in billions) for the three months ended December 31, 2018 and 2017, were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
September 30, 2018	$214.5	$411.0	$67.4	$692.9	$62.5	$755.4
Investment funds, excluding liquidity funds(1):
Subscriptions	5.4	7.8	1.2	14.4	—	14.4
Redemptions	(7.6)	(10.8)	(1.3)	(19.7)	—	(19.7)
Separate account flows, net	(1.1)	(2.1)	—	(3.2)	0.5	(2.7)
Liquidity fund flows, net	—	—	—	—	10.0	10.0
Net client cash flows	(3.3)	(5.1)	(0.1)	(8.5)	10.5	2.0
Realizations(2)	—	—	(0.2)	(0.2)	—	(0.2)
Market performance and other(3)	(30.2)	0.7	(0.8)	(30.3)	0.3	(30.0)
December 31, 2018	$181.0	$406.6	$66.3	$653.9	$73.3	$727.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
September 30, 2017	$201.2	$411.9	$65.8	$678.9	$75.5	$754.4
Investment funds, excluding liquidity funds(1):
Subscriptions	4.6	8.3	1.7	14.6	—	14.6
Redemptions	(7.1)	(5.5)	(1.5)	(14.1)	—	(14.1)
Separate account flows, net	(0.7)	2.6	(0.2)	1.7	0.1	1.8
Liquidity fund flows, net	—	—	—	—	(2.4)	(2.4)
Net client cash flows	(3.2)	5.4	—	2.2	(2.3)	(0.1)
Realizations(2)	—	—	(0.3)	(0.3)	—	(0.3)
Market performance and other(3)	9.6	3.0	0.7	13.3	0.2	13.5
Impact of foreign exchange	—	(0.2)	—	(0.2)	(0.2)	(0.4)
Acquisition	—	—	0.1	0.1	—	0.1
December 31, 2017	$207.6	$420.1	$66.3	$694.0	$73.2	$767.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

The component changes in our AUM by asset class (in billions) for the trailing 12 months were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
December 31, 2017	$207.6	$420.1	$66.3	$694.0	$73.2	$767.2
Investment funds, excluding liquidity funds(1):
Subscriptions	20.8	33.4	5.4	59.6	—	59.6
Redemptions	(27.2)	(33.3)	(5.1)	(65.6)	—	(65.6)
Separate account flows, net	(2.3)	(1.6)	0.8	(3.1)	(1.3)	(4.4)
Liquidity fund flows, net	—	—	—	—	1.0	1.0
Net client cash flows	(8.7)	(1.5)	1.1	(9.1)	(0.3)	(9.4)
Realizations(2)	—	—	(1.1)	(1.1)	—	(1.1)
Market performance and other(3)	(17.3)	(8.0)	0.4	(24.9)	0.9	(24.0)
Impact of foreign exchange	(0.6)	(4.0)	(0.4)	(5.0)	(0.5)	(5.5)
December 31, 2018	$181.0	$406.6	$66.3	$653.9	$73.3	$727.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

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

AUM at December 31, 2018 was $727.2 billion, a decrease of $40.0 billion, or 5%, from December 31, 2017. Total net client outflows were $9.4 billion, consisting of $9.1 billion of net client outflows from long-term asset classes and $0.3 billion net client outflows from the liquidity asset class. Long-term asset net outflows were comprised of equity net outflows of $8.7 billion and fixed net outflows of $1.5 billion, offset in part by alternative net inflows of $1.1 billion. Equity net outflows were primarily from products managed by ClearBridge, Royce, Brandywine, QS Investors and Martin Currie. Fixed income net outflows were primarily from products managed by Western Asset, offset in part by net inflows in products managed by Brandywine. Alternative net inflows were primarily in products managed by Clarion Partners, offset in part by net outflows from products managed by EnTrustPermal and RARE Infrastructure. The negative impact of market performance and other was $24.0 billion and the negative impact of foreign currency exchange rate fluctuations totaled $5.5 billion.

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

The component changes in our AUM by distribution channel (in billions):

	Global Distribution	Affiliate/Other	Total
September 30, 2018	$341.6	$413.8	$755.4
Net client cash flows, excluding liquidity funds	(6.5)	(1.5)	(8.0)
Liquidity fund flows, net	—	10.0	10.0
Net client cash flows	(6.5)	8.5	2.0
Realizations(1)	—	(0.2)	(0.2)
Market performance and other(2)	(23.2)	(6.8)	(30.0)
Impact of foreign exchange	0.1	(0.1)	—
December 31, 2018	$312.0	$415.2	$727.2

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(2)	Other primarily includes the reinvestment of dividends.

	Global Distribution	Affiliate/Other	Total
September 30, 2017	$323.3	$431.1	$754.4
Net client cash flows, excluding liquidity funds	2.6	(0.3)	2.3
Liquidity fund flows, net	—	(2.4)	(2.4)
Net client cash flows	2.6	(2.7)	(0.1)
Realizations(1)	—	(0.3)	(0.3)
Market performance and other(2)	7.5	6.0	13.5
Impact of foreign exchange	0.1	(0.5)	(0.4)
Acquisition	—	0.1	0.1
December 31, 2017	$333.5	$433.7	$767.2

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(2)	Other primarily includes the reinvestment of dividends.

Operating Revenue Yield
We calculate operating revenue yields as the ratio of the sum of annualized investment advisory fees, distribution and service fees, and other revenues, less performance fees, to average AUM. Our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 37 basis points ("bps") and 38 basis points, for the three months ended December 31, 2018 and 2017, respectively. Our operating revenue yields by asset class and distribution channel were as follows:

Three Months Ended December 31,
	2018	2017
Asset Class:
Equity	59 bps	61 bps
Fixed Income	27 bps	27 bps
Alternative	59 bps	64 bps
Liquidity	13 bps	14 bps

Distribution Channel:
Global Distribution	41 bps	44 bps
Affiliate/Other	34 bps	35 bps

The operating revenue yields for managing equity, alternative, and liquidity assets declined over the last year due to a shift in the mix of assets from higher fee to lower fee products.

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

Investment Performance
Overall investment performance of our AUM for the three months ended December 31, 2018 and 2017, was mixed compared to relevant benchmarks.

For the three months ended December 31, 2018, U.S. equity indices declined. The best performing index was the Dow Jones Industrial Average, which declined 11.8% for the three months ended December 31, 2018. The lowest performing index was the Russell 2000, which declined 20.5% for the three months ended December 31, 2018. These declining returns reflect increased concerns amongst U.S. investors over issues that could cause a slowdown in global growth, such as trade tensions, political risks and Federal Reserve policy.

In the U.S. fixed income markets, fears surrounding a global economic slowdown resulted in interest rates falling over the quarter. Generally, there was a weak demand for risk assets over the quarter and spreads in most risk sectors widened. The best performing fixed income sector for the quarter was U.S. Government as measured by the Barclays U.S. Government Index which returned 2.5% for the three months ended December 31, 2018. The lowest performing fixed income sector for the three months ended December 31, 2018, was U.S. High Yield, as measured by the Barclays U.S. High Yield Index which declined 4.5% for the quarter.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2018				As of December 31, 2017
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	41%	80%	73%	81%	74%	75%	75%	87%
Equity:
Large cap	57%	57%	33%	51%	23%	32%	38%	82%
Small cap	65%	79%	37%	45%	66%	38%	26%	54%
Total equity (includes other equity)	56%	57%	36%	51%	30%	40%	43%	79%
Fixed income:
U.S. taxable	23%	95%	85%	91%	95%	89%	89%	88%
U.S. tax-exempt (includes only one strategy)	0%	100%	100%	100%	100%	100%	100%	100%
Global taxable	12%	70%	72%	94%	80%	77%	73%	93%
Total fixed income	19%	88%	81%	92%	90%	86%	84%	90%
Alternative	75%	73%	93%	56%	78%	88%	92%	61%
The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages(2) for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2018				As of December 31, 2017
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	43%	69%	71%	65%	58%	62%	62%	68%
Equity:
Large cap	61%	61%	63%	42%	24%	49%	42%	53%
Small cap	73%	93%	55%	46%	75%	60%	37%	58%
Total equity (includes other equity)	62%	63%	59%	44%	39%	51%	43%	57%
Fixed income:
U.S. taxable	28%	91%	90%	92%	93%	89%	87%	87%
U.S. tax-exempt	19%	25%	56%	56%	54%	38%	59%	66%
Global taxable	23%	62%	81%	83%	66%	68%	70%	77%
Total fixed income	26%	75%	83%	84%	81%	76%	79%	80%
Alternative (includes only three funds)	30%	0%	0%	n/a	16%	93%	100%	n/a
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

As of December 31, 2018 and 2017, approximately 89% and 87%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.
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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. Effective April 1, 2018, Lipper Investment Management ("LIM") is being used for comparative performance reporting, replacing Lipper Analytical New Applications ("LANA") which was discontinued by Lipper Inc., which resulted in changes to the composition of the comparative categories. For comparison purposes, prior periods reflect the categories as reported in LIM. As of December 31, 2018 and 2017, the U.S. long-term mutual fund assets represented in the data accounted for 17% and 18%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of December 31, 2018, constituted an aggregate of approximately $419 billion, or approximately 58% of our total AUM. The most meaningful exclusion of funds are our alternative fund strategies, which primarily involve privately placed hedge funds and privately placed real estate funds and represent only 5% of our total AUM as of December 31, 2018, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	(0.34)%	10.01%	10.46%	15.19%	8.37%
Russell 1000 Growth		Relative	1.18%	(1.13)%	0.06%	(0.09)%	1.71%
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	(7.97)%	3.59%	4.01%	13.27%	11.29%
Russell 3000 Growth		Relative	(5.85)%	(7.25)%	(5.97)%	(1.87)%	1.28%
ClearBridge Appreciation Fund	3/10/1970	Absolute	(2.18)%	8.43%	7.44%	11.53%	10.16%
S&P 500		Relative	2.21%	(0.82)%	(1.05)%	(1.58)%	(0.14)%
ClearBridge Dividend Strategy	11/6/1992	Absolute	(5.16)%	9.12%	6.93%	11.57%	8.33%
S&P 500		Relative	(0.78)%	(0.13)%	(1.56)%	(1.54)%	(0.79)%
ClearBridge Value Trust	4/16/1982	Absolute	(13.50)%	3.20%	3.48%	10.43%	10.90%
S&P 500		Relative	(9.11)%	(6.04)%	(5.01)%	(2.68)%	(0.60)%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	(8.74)%	5.71%	5.14%	10.92%	9.31%
Russell 1000 Value		Relative	(0.47)%	(1.24)%	(0.80)%	(0.26)%	(0.46)%
CB All Cap Value	11/12/1981	Absolute	(14.70)%	5.54%	3.67%	9.57%	9.53%
Russell 3000 Value		Relative	(6.12)%	(1.46)%	(2.09)%	(1.54)%	(1.75)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	(9.26)%	7.31%	5.98%	n/a	11.17%
Russell 1000 Value		Relative	(0.99)%	0.36%	0.03%	n/a	0.52%

Small Cap
ClearBridge Small Cap Growth	7/1/1998	Absolute	4.16%	11.23%	6.23%	15.36%	10.14%
Russell 2000 Growth		Relative	13.47%	3.99%	1.10%	1.85%	3.89%
Royce Premier Fund	12/31/1991	Absolute	(10.40)%	10.90%	4.03%	11.22%	11.01%
Russell 2000		Relative	0.62%	3.54%	(0.38)%	(0.74)%	2.00%
Royce Pennsylvania Mutual	6/30/1967	Absolute	(9.66)%	9.92%	3.16%	11.34%	11.26%
Russell 2000		Relative	1.35%	2.56%	(1.25)%	(0.63)%	0.18%
Royce Total Return Fund	12/15/1993	Absolute	(12.46)%	7.78%	3.33%	10.61%	9.99%
Russell 2000		Relative	(1.45)%	0.42%	(1.08)%	(1.36)%	1.71%
Royce Special Equity	5/1/1998	Absolute	(9.86)%	8.72%	2.63%	10.07%	8.42%
Russell 2000		Relative	1.15%	1.37%	(1.77)%	(1.89)%	1.61%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Plus Fund	7/8/1998	Absolute	(1.49)%	3.35%	3.79%	6.89%	5.80%
Barclays US Aggregate		Relative	(1.50)%	1.30%	1.27%	3.42%	1.13%
Western Asset Core Bond Fund	9/4/1990	Absolute	(0.63)%	2.87%	3.42%	6.36%	6.53%
Barclays US Aggregate		Relative	(0.64)%	0.81%	0.90%	2.89%	0.70%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	(2.64)%	3.43%	2.62%	6.14%	4.25%
Barclays US Aggregate		Relative	(2.65)%	1.37%	0.10%	2.67%	0.18%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	0.20%	2.44%	2.54%	4.93%	5.42%
Barclays Intermediate Gov't/Credit		Relative	(0.68)%	0.75%	0.68%	2.03%	0.62%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	1.24%	1.77%	1.26%	3.23%	3.40%
FTSE Treasury Gov't/Cedit 1-3 YR		Relative	(0.34)%	0.54%	0.25%	1.72%	(0.54)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	(3.66)%	3.70%	3.64%	7.97%	6.10%
Barclays US Credit		Relative	(1.55)%	0.54%	0.43%	2.45%	0.11%
Western Asset Inflation Index Plus Bond Fund	3/1/2001	Absolute	(2.25)%	1.29%	0.82%	3.22%	4.37%
Barclays US TIPS		Relative	(0.99)%	(0.82)%	(0.87)%	(0.42)%	(0.36)%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	9.25%	10.95%	11.10%	n/a	14.09%
BOFAML Floating Rate Home Loan Index		Relative	6.96%	6.45%	7.47%	n/a	8.84%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	1.49%	2.55%	1.69%	3.63%	2.69%
FTSE T-Bill 6-Month		Relative	(0.42)%	1.50%	1.02%	3.19%	0.05%
Western Asset High Yield Fund	9/28/2001	Absolute	(2.96)%	6.41%	2.24%	10.14%	6.56%
Barclays US Corp High Yield		Relative	(0.88)%	(0.81)%	(1.59)%	(0.98)%	(1.33)%

U.S. Tax-Exempt Fixed Income
Western Asset Managed Municipals Fund	3/4/1981	Absolute	0.43%	1.99%	3.87%	5.91%	7.37%
Barclays Municipal Bond		Relative	(0.85)%	(0.31)%	0.05%	1.06%	0.42%

Global Taxable Fixed Income
Legg Mason Western Asset Macro Opportunities Bond	11/30/2013	Absolute	(5.62)%	4.51%	4.28%	n/a	4.35%
3-Month LIBOR		Relative	(7.93)%	3.08%	3.31%	n/a	3.39%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	(4.90)%	4.06%	1.84%	5.80%	4.77%
FTSE World Gov't Bond		Relative	(4.06)%	1.37%	1.07%	4.28%	1.92%
Legg Mason Brandywine Absolute Return Opportunities Fund	2/28/2011	Absolute	(3.50)%	2.36%	1.16%	n/a	2.46%
FTSE 3-Month T-Bill		Relative	(5.36)%	1.37%	0.56%	n/a	2.05%
Legg Mason Brandywine Global Fixed Income	10/31/2003	Absolute	(5.03)%	2.40%	0.09%	3.76%	3.56%
FTSE World Gov't Bond		Relative	(4.19)%	(0.29)%	(0.69)%	2.24%	0.20%
Legg Mason Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	(4.94)%	4.21%	1.82%	5.12%	5.54%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	(2.53)%	0.03%	(0.70)%	(0.74)%	0.94%
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	4.29%	3.91%	4.82%	6.19%	6.01%
UBS Australian Composite Bond Index		Relative	(0.25)%	0.21%	0.15%	1.00%	0.34%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	(4.47)%	6.03%	1.81%	9.54%	6.59%
Barclays Global High Yield		Relative	(0.41)%	(0.54)%	(1.51)%	(1.51)%	(1.89)%
Legg Mason Western Asset Global Core Plus Bond Fund	12/31/2010	Absolute	(3.27)%	1.14%	2.74%	n/a	3.32%
Barclays Global Aggregate Index		Relative	(5.04)%	(1.77)%	(0.70)%	n/a	(0.20)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	(7.51)%	4.17%	2.25%	7.36%	8.50%
JPM EMBI Global		Relative	(2.90)%	(0.56)%	(1.93)%	(0.42)%	0.21%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index (continued)(1)	Inception Date	Performance Type(2)	1-year	3-year	5-year	10-year	Inception
Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	1.97%	1.18%	0.75%	0.51%	3.10%
FTSE 3-Month T-Bill		Relative	0.11%	0.19%	0.15%	0.16%	0.28%

n/a	not applicable

(1)	Listed in order of size based on AUM of fund within each subcategory.

(2)	Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund and its stated benchmark.

Assets Under Advisement
AUA was $10 billion and $11 billion at December 31, 2018 and 2017, respectively. AUA was comprised of approximately $5 billion related to Western Asset, approximately $2 billion related to Brandywine, approximately $1 billion related to QS Investors and approximately $1 billion related to EnTrustPermal at December 31, 2018; and approximately $6 billion related to Western Asset, approximately $3 billion related to QS Investors, approximately $1 billion related to EnTrustPermal, and approximately $1 billion related to Brandywine at December 31, 2017. AUA fee rates vary with the level of non-discretionary service provided and other factors, and our average annualized fee rate related to AUA was approximately 10 basis points and nine basis points for the three months ended December 31, 2018 and 2017, respectively.

Results of Operations
In accordance with financial accounting standards on consolidation, we consolidate and separately identify amounts relating to certain sponsored investment products. The consolidation of these investment products has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in other consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Non-operating income (expense), is reflected in our Net Income (Loss) Attributable to Legg Mason, Inc. See Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment products.

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2018	2017	$ Change	% Change
Investment advisory fees:
Separate accounts	$256.7	$255.7	$1.0	—%
Funds	361.2	395.4	(34.2)	(9)
Performance fees	12.6	58.9	(46.3)	(79)
Distribution and service fees	72.2	81.5	(9.3)	(11)
Other	1.6	1.6	—	—
Total Operating Revenues	$704.3	$793.1	$(88.8)	(11)%
n/m - not meaningful

Total operating revenues for the three months ended December 31, 2018, were $704.3 million, a decrease of 11% from $793.1 million for the three months ended December 31, 2017, primarily due to a $43.8 million decrease in performance fees which are not passed through as compensation expense, as further discussed below, and a 3% decrease in average AUM. As discussed above, our operating revenue yield was 37 basis points and 38 basis points for the three months ended December 31, 2018 and 2017, respectively.

Investment advisory fees from separate accounts remained relatively flat at $256.7 million, as compared to $255.7 million for the three months ended December 31, 2017, as an increase of $5.7 million due to higher average equity assets managed by ClearBridge, was offset by decreases of $2.5 million, due to lower average equity assets managed by QS Investors and Brandywine, and $2.3 million, due to lower average fixed income assets managed by Brandywine.

Investment advisory fees from funds decreased $34.2 million, or 9%, to $361.2 million, as compared to $395.4 million for the three months ended December 31, 2017. Of this decrease, $15.3 million was due to lower average equity assets managed at Royce, Martin Currie, and ClearBridge, $12.4 million was due to lower average alternative assets managed at EnTrustPermal and RARE Infrastructure, $4.3 million was due to lower average liquidity assets managed by Western Asset, and $4.1 million was due to lower fixed income assets managed by Western Asset and Brandywine. These decreases were offset in part by an increase of $6.4 million due to higher average alternative assets managed by Clarion Partners.

As of December 31, 2018 and 2017, approximately 12% and 11%, respectively, of our long-term average AUM was in accounts that were eligible to earn performance fees at some point during the respective fiscal year. Performance fees earned on pre-close AUM at Clarion Partners are fully passed through to the Clarion Partners management team, per the terms of the agreement under which we acquired Clarion Partners, and recorded as compensation expense, and therefore have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. We expect the full pass through of performance fees at Clarion Partners to phase out approximately five years post-closing. Excluding AUM eligible to earn pass through performance fees, approximately 8% and 7% of our long-term average AUM was in accounts that were performance-fee eligible as of December 31, 2018 and 2017. During the three months ended December 31, 2018 and 2017, approximately 24% and 36% of non-pass through performance-fee eligible AUM earned a performance fee.

Investment advisory performance fees decreased $46.3 million, to $12.6 million, as compared to $58.9 million for the three months ended December 31, 2017, driven by a $43.8 million decrease in performance fees which were not passed through as compensation expense, primarily at Western Asset, EnTrustPermal, Martin Currie, and Brandywine. In addition, there was a $2.6 million decrease in pass through performance fees.

Distribution and service fees decreased $9.3 million, or 11%, to $72.2 million, as compared to $81.5 million for the three months ended December 31, 2017, primarily due to a decrease in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2018	2017	$ Change	% Change
Compensation and benefits	$316.9	$362.1	$(45.2)	(12)%
Distribution and servicing	108.8	124.2	(15.4)	(12)
Communications and technology	56.6	54.2	2.4	4
Occupancy	24.1	25.0	(0.9)	(4)
Amortization of intangible assets	6.1	6.1	—	—
Impairment of intangible assets	365.2	195.0	170.2	87
Contingent consideration fair value adjustment	—	0.7	(0.7)	n/m
Other	63.0	53.1	9.9	19
Total Operating Expenses	$940.7	$820.4	$120.3	15%
n/m - not meaningful

Operating expenses for the three months ended December 31, 2018 and 2017, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period, excluding impairment charges, which are deemed to be corporate expenses. The remaining operating expenses (excluding impairment charges) are corporate costs, including costs of our global distribution operations.

Compensation and benefits decreased 12% to $316.9 million for the three months ended December 31, 2018, as compared to $362.1 million for the three months ended December 31, 2017.

The components of Compensation and benefits (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2018	2017	$ Change	% Change
Salaries and incentives	$262.6	$289.2	$(26.6)	(9)%
Benefits and payroll taxes (including deferred compensation)	55.6	56.9	(1.3)	(2)
Transition and severance costs	2.1	1.7	0.4	24
Performance fee pass through	7.4	10.0	(2.6)	(26)
Gains (losses) on deferred compensation and seed capital investments	(10.8)	4.3	(15.1)	n/m
Compensation and benefits	$316.9	$362.1	$(45.2)	(12)%
n/m - not meaningful

•
The decrease in salaries and incentives was primarily due to a decrease of $27.6 million in net compensation at investment affiliates, driven by a decrease in operating revenues at certain revenue share-based affiliates, which typically creates a corresponding decrease in compensation per the applicable revenue share agreements.

Compensation as a percentage of operating revenues decreased to 45.0%, as compared to 45.7% for the three months ended December 31, 2017, primarily due to net market losses on deferred compensation and seed capital investments, which are recorded as a decrease in Compensation and benefits with an offset in Other non-operating income (expense), net, offset in part by an increase in compensation expense for corporate and distribution personnel, which are not directly tied to revenues.

Distribution and servicing expense decreased $15.4 million, or 12%, to $108.8 million, as compared to $124.2 million for the three months ended December 31, 2017, primarily due to lower average AUM in certain products for which we pay fees to third-party distributors, as well as a reduction in the average fee rates paid on these products.

Communications and technology expense increased $2.4 million, or 4%, to $56.6 million, as compared to $54.2 million for the three months ended December 31, 2017, primarily due to a $1.4 million increase in technology consulting and maintenance costs related to ongoing investments in our technology capabilities.

Impairment of intangible assets was $365.2 million and $195.0 million for the three months ended December 31, 2018 and 2017, respectively. The impairment charges recognized during the three months ended December 31, 2018 were comprised of $274.6 million and $18.2 million related to the EnTrustPermal indefinite-life fund managements contracts asset and trade name asset, respectively, and $65.0 million, $6.4 million, and $1.0 million related to the RARE Infrastructure indefinite-life fund management contracts asset, amortizable fund management contracts asset, and trade name asset, respectively. The impairments to the EnTrustPermal assets were primarily the result of continued net client outflows from legacy high net worth fund products leading to reduced growth expectations in both management fees and performance fees, a declining margin, and a higher discount rate. The impairments to the RARE Infrastructure indefinite-life fund management contracts and trade name assets were primarily the result of lower than expected net client inflows and performance fees, leading to a lower margin, and a higher discount rate. The impairment to the RARE Infrastructure amortizable asset resulted from losses of separate account AUM and the related decline in projected revenues. A revised estimate of the remaining useful life of the RARE Infrastructure separate account contracts intangible asset also contributed to the impairment of that asset.

The impairment charge recognized during the three months ended December 31, 2017 was related to the EnTrustPermal indefinite-life fund management contracts asset. This impairment charge was primarily the result of net client outflows from legacy high net worth fund products, including transfers of client funds from such products into EnTrustPermal separate accounts, and the related decline in revenues.
See Critical Accounting Policies and Note 5 of Notes to Consolidated Financial Statements for further discussion of these impairment charges.

Other expense increased $9.9 million, or 19%, to $63.0 million, as compared to $53.1 million for the three months ended December 31, 2017, primarily due to a $5.8 million increase in professional fees, largely related to the development of the global operating platform and other collaboration initiatives, and $2.5 million increase in advertising expenses.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2018	2017	$ Change	% Change
Interest income	$3.1	$1.9	$1.2	63%
Interest expense	(28.8)	(29.1)	0.3	(1)
Other income (expense), net	(7.0)	5.5	(12.5)	n/m
Non-operating income of consolidated investment vehicles, net	2.4	8.2	(5.8)	n/m
Total Non-Operating Income (Expense)	$(30.3)	$(13.5)	$(16.8)	n/m
n/m - not meaningful

Other income (expense), net, totaled expense of $7.0 million for the three months ended December 31, 2018, as compared to income of $5.5 million for the three months ended December 31, 2017. The three months ended December 31, 2018, included net market losses of $10.8 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding decrease in compensation expense, and net market losses on corporate investments of $4.9 million. These losses were offset in part by an $8.4 million distribution from an investment holding. The three months ended December 31, 2017, included net market gains of $4.3 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and net market gains on corporate investments of $1.5 million.

Non-operating income of consolidated investment vehicles ("CIVs"), net, totaled $2.4 million for the three months ended December 31, 2018, as compared to $8.2 million for the three months ended December 31, 2017. The change was due to activity of the CIVs during the respective periods. See Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision
The income tax benefit was $60.4 million for the three months ended December 31, 2018, as compared to an income tax benefit of $209.4 million for the three months ended December 31, 2017. The effective tax rate was 22.6% for the three months ended December 31, 2018, as compared to an effective tax rate of 512.6% for the three months ended December 31, 2017. The effective tax rate for the three months ended December 31, 2018, reflects final adjustments related to the impact of the Tax Cuts and Jobs Act of 2017 (the "Tax Law").

During the three months ended December 31, 2018, discrete tax expense of $14.1 million related to uncertain tax positions for federal, state and local taxes (including those relating to recent legislative changes) was recognized, which along with $0.7 million of other discrete tax expenses, reduced the effective tax rate by 5.5 percentage points for the three months ended December 31, 2018.

During the three months ended December 31, 2017, changes in apportionment on state deferred tax liabilities and changes in state law resulted in additional net tax expense of $3.3 million, which reduced the effective tax rate by 8.0 percentage points for the three months ended December 31, 2017.

During the three months ended December 31, 2017, the reduction in the U.S. corporate tax rate, as well as other aspects of the Tax Law, resulted in a one-time, non-cash provisional tax benefit of $220.9 million, primarily due to the re-measurement of certain existing deferred tax assets and liabilities at the new income tax rate. Additionally, a non-cash tax charge of $7.3 million was provisionally provided in the three months ended December 31, 2017, for the effects on unremitted foreign earnings and other aspects of the Tax Law. Our accounting for the tax on unremitted foreign earnings has also been completed and an adjustment in the amount of $2.2 million of additional expense, which is included in the discrete tax expense discussed above, was recorded during the three months ended December 31, 2018.

While the previously discussed EnTrustPermal intangible asset impairments potentially impact the effective income tax rate, such impact was not material for the three months ended December 31, 2018.  The impairment charges recognized in the three months ended December 31, 2017, resulted in income tax expense of $3.9 million, which reduced the effective tax rate by 9.5 percentage points.

CIVs and other consolidated sponsored investment products did not have a material impact on the effective tax rate for the three months ended December 31, 2018, and due to the significant tax benefit recognized in the three months ended December 31, 2017, reduced the effective tax rate by 63 percentage points for the three months ended December 31, 2017.

Net Income (Loss) Attributable to Legg Mason, Inc. and Operating Margin
Net Loss Attributable to Legg Mason, Inc. for the three months ended December 31, 2018, totaled $216.9 million, or $2.55 per diluted share, as compared to Net Income Attributable to Legg Mason, Inc. of $149.2 million, or $1.58 per diluted share, for the three months ended December 31, 2017. The three months ended December 31, 2018 included non-cash impairment charges totaling $365.2 million, or $3.11 per diluted share, while the three months ended December 31, 2017 included $195.0 million, or $1.62 per diluted share, of such charges. The three months ended December 31, 2018, also included $10.5 million, or $0.12 per diluted share, of net discrete tax expenses and other tax items, while the three months ended December 31, 2017 included $7.4 million, or $0.08 per diluted share, of such items. The three months ended December 31, 2017 also included a one-time net non-cash tax benefit of $213.7 million, or $2.27 per diluted share, related to the Tax Law. In addition to these factors, the decrease in earnings was driven by lower average long-term AUM and a decrease in performance fees that were not passed through as compensation expense.

Operating margin was (33.6)% for the three months ended December 31, 2018, as compared to (3.4)% for the three months ended December 31, 2017, reflecting the impact of the non-cash impairment charges recognized in each of the three months ended December 31, 2018 and 2017, as discussed above.

Nine Months Ended December 31, 2018, Compared to Nine Months Ended December 31, 2017

Assets Under Management

The components of the changes in our AUM (in billions) were as follows:

	Nine Months Ended December 31,
	2018	2017
Beginning of period	$754.1	$728.4
Net client cash flows:
Investment funds, excluding liquidity funds(1)
Subscriptions	41.2	46.9
Redemptions	(50.6)	(41.6)
Long-term separate account flows, net	(0.9)	(4.8)
Total long-term flows	(10.3)	0.5
Liquidity fund flows, net	12.5	(14.1)
Liquidity separate account flows, net	(2.1)	0.5
Total liquidity flows	10.4	(13.6)
Total net client cash flows	0.1	(13.1)
Realizations(2)	(0.7)	(2.2)
Market performance and other(3)	(17.8)	51.8
Impact of foreign exchange	(8.5)	2.5
Disposition	—	(0.2)
End of period	$727.2	$767.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other includes the reinvestment of dividends and, for the nine months ended December 31, 2017, a $(3.7) billion reconciliation to previously reported amounts.

AUM at December 31, 2018, was $727.2 billion, a decrease of $26.9 billion, or 4%, from March 31, 2018. Total net client inflows were $0.1 billion, as $10.4 billion of net client inflows in the liquidity asset class were substantially offset by $10.3 billion of net client outflows from long-term asset classes. Long-term asset net outflows were comprised of equity net outflows of $6.6 billion and fixed net outflows of $4.3 billion, offset in part by alternative net inflows of $0.6 billion. Equity net outflows were primarily from products managed by ClearBridge, Royce, Brandywine, QS Investors and Martin Currie. Fixed income net outflows were primarily from products managed by Western Asset, offset in part by net inflows in products managed by Brandywine. Alternative net inflows were in products managed by Clarion Partners, offset in part by net outflows from products managed by EnTrustPermal and RARE Infrastructure. The negative impact of market performance and other was $17.8 billion and the negative impact of foreign currency exchange rate fluctuations was $8.5 billion.

Average AUM by asset class (in billions) were as follows:

Nine Months Ended December 31,	2018	% of Total	2017	% of Total	% Change
Equity	$204.1	27%	$197.9	26%	3%
Fixed Income	411.9	55	408.7	55	1
Alternative	66.3	9	66.4	9	—
Total long-term assets	682.3	91	673.0	90	1
Liquidity	63.3	9	77.6	10	(18)
Total	$745.6	100%	$750.6	100%	(1)%

The component changes in our AUM by asset class (in billions) were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2018	$203.0	$422.3	$66.1	$691.4	$62.7	$754.1
Investment funds, excluding liquidity funds(1):
Subscriptions	15.5	21.9	3.8	41.2	—	41.2
Redemptions	(20.2)	(26.6)	(3.8)	(50.6)	—	(50.6)
Separate account flows, net	(1.9)	0.4	0.6	(0.9)	(2.1)	(3.0)
Liquidity fund flows, net	—	—	—	—	12.5	12.5
Net client cash flows	(6.6)	(4.3)	0.6	(10.3)	10.4	0.1
Realizations(2)	—	—	(0.7)	(0.7)	—	(0.7)
Market performance and other(3)	(14.0)	(5.3)	0.7	(18.6)	0.8	(17.8)
Impact of foreign exchange	(1.4)	(6.1)	(0.4)	(7.9)	(0.6)	(8.5)
December 31, 2018	$181.0	$406.6	$66.3	$653.9	$73.3	$727.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2017	$179.8	$394.3	$67.9	$642.0	$86.4	$728.4
Investment funds, excluding liquidity funds(1):
Subscriptions	17.3	24.8	4.8	46.9	—	46.9
Redemptions	(20.1)	(16.9)	(4.6)	(41.6)	—	(41.6)
Separate account flows, net	(1.8)	(1.3)	(1.7)	(4.8)	0.5	(4.3)
Liquidity fund flows, net	—	—	—	—	(14.1)	(14.1)
Net client cash flows	(4.6)	6.6	(1.5)	0.5	(13.6)	(13.1)
Realizations(2)	—	—	(2.2)	(2.2)	—	(2.2)
Market performance and other(3)	32.3	17.2	1.7	51.2	0.6	51.8
Impact of foreign exchange	0.4	2.0	0.3	2.7	(0.2)	2.5
Acquisition (dispositions), net	(0.3)	—	0.1	(0.2)	—	(0.2)
December 31, 2017	$207.6	$420.1	$66.3	$694.0	$73.2	$767.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

AUM by Distribution Channel
The component changes in our AUM by distribution channel (in billions) were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2018	$333.5	$420.6	$754.1
Net client cash flows, excluding liquidity funds	(7.7)	(4.7)	(12.4)
Liquidity fund flows, net	—	12.5	12.5
Net client cash flows	(7.7)	7.8	0.1
Realizations(1)	—	(0.7)	(0.7)
Market performance and other(2)	(10.5)	(7.3)	(17.8)
Impact of foreign exchange	(3.2)	(5.3)	(8.5)
December 31, 2018	$312.1	$415.1	$727.2

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(2)	Other primarily includes the reinvestment of dividends.

	Global Distribution		Affiliate/Other	Total
March 31, 2017	$285.6		$442.8	$728.4
Net client cash flows, excluding liquidity funds	12.2		(11.2)	1.0
Liquidity fund flows, net	—		(14.1)	(14.1)
Net client cash flows	12.2		(25.3)	(13.1)
Realizations(1)	—		(2.2)	(2.2)
Market performance and other	34.8	(2)	17.0	51.8
Impact of foreign exchange	0.9		1.6	2.5
Disposition	—		(0.2)	(0.2)
December 31, 2017	$333.5		$433.7	$767.2

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(2)	Other includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

Results of Operations

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2018		2017	$ Change	% Change
Investment advisory fees:
Separate accounts	$778.1	—	$758.9	$19.2	3%
Funds	1,128.7		1,170.6	(41.9)	(4)
Performance fees	68.5		181.3	(112.8)	(62)
Distribution and service fees	230.5		241.0	(10.5)	(4)
Other	4.9		3.5	1.4	40
Total Operating Revenues	$2,210.7		$2,355.3	$(144.6)	(6)%

Total operating revenues for the nine months ended December 31, 2018, were $2.21 billion, a decrease of 6% from $2.36 billion for the nine months ended December 31, 2017, primarily due to a $112.8 million decrease in performance fees, $61.6 million of which was in performance fees that are not passed through as compensation expense. Our operating revenue yield was 38 basis points for each of the nine months ended December 31, 2018 and 2017.

Investment advisory fees from separate accounts increased $19.2 million, or 3%, to $778.1 million, as compared to $758.9 million for the nine months ended December 31, 2017. Of this increase, $21.5 million was due to higher average equity assets managed by ClearBridge and $10.6 million was due to higher average fixed income assets managed by Western Asset. These increases were offset in part by a decrease of $6.2 million due to lower average fixed income assets managed by Brandywine and a decrease of $5.1 million due to lower average alternative assets managed by RARE Infrastructure, EnTrustPermal, and Clarion Partners.

Investment advisory fees from funds decreased $41.9 million, or 4%, to $1,128.7 million, as compared to $1,170.6 million for the nine months ended December 31, 2017. Of this decrease, $29.1 million was due to lower average alternative assets managed by EnTrustPermal, $28.5 million was due to lower average equity assets managed by Martin Currie and Royce, and $13.5 million was due to a net decrease in fees from liquidity assets due to lower average assets managed by Western Asset. These decreases were offset in part by an increase of $19.4 million due to higher average alternative assets managed by Clarion Partners and an increase of $16.5 million due to higher average fixed income assets managed by Western Asset.

Investment advisory performance fees decreased $112.8 million, to $68.5 million, as compared to $181.3 million for the nine months ended December 31, 2017, due to a $61.5 million decrease in performance fees that were not passed through as compensation expense, primarily at Western Asset, Martin Currie, and EnTrustPermal, and a $51.2 million decrease in performance fees earned by Clarion Partners on assets invested with them prior to the acquisition closing, which were passed through as compensation expense.

Distribution and service fees decreased $10.5 million, or 4%, to $230.5 million, as compared to $241.0 million for the nine months ended December 31, 2017, primarily due to a reduction in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2018	2017	$ Change	% Change
Compensation and benefits	$1,043.3	$1,143.3	$(100.0)	(9)%
Distribution and servicing	340.0	370.2	(30.2)	(8)
Communications and technology	170.9	155.9	15.0	10
Occupancy	76.3	74.6	1.7	2
Amortization of intangible assets	18.4	18.5	(0.1)	(1)
Impairment of intangible assets	365.2	229.0	136.2	59
Contingent consideration fair value adjustments	0.6	(15.8)	16.4	n/m
Other	171.0	155.3	15.7	10
Total Operating Expenses	$2,185.7	$2,131.0	$54.7	3%
n/m - not meaningful

Operating expenses for the nine months ended December 31, 2018 and 2017, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period, excluding impairment charges. The remaining operating expenses (excluding impairment charges) are corporate costs, including costs of our global distribution operations.

Compensation and benefits decreased 9% to $1,043.3 million for the nine months ended December 31, 2018, as compared to $1,143.3 million for the nine months ended December 31, 2017.

The components of Compensation and benefits (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2018	2017	$ Change	% Change
Salaries and incentives	$797.4	$823.3	$(25.9)	(3)%
Benefits and payroll taxes (including deferred compensation)	200.2	201.0	(0.8)	—
Transition costs and severance	7.2	9.1	(1.9)	(21)
Performance fee pass through	44.1	95.3	(51.2)	(54)
Gains (losses) on deferred compensation and seed capital investments	(5.6)	14.6	(20.2)	n/m
Compensation and benefits	$1,043.3	$1,143.3	$(100.0)	(9)%
n/m - not meaningful

•
The decrease in salaries and incentives was driven by a $25.6 million decrease in net compensation at investment affiliates, reflecting lower operating revenues and higher operating expenses at certain revenue-share based affiliates, both of which typically create a corresponding decrease in compensation per the applicable revenue share agreements.

Compensation as a percentage of operating revenues decreased to 47.2%, as compared to 48.5% for the nine months ended December 31, 2017, primarily due to the decrease in performance fees earned by Clarion Partners that were passed through as compensation expense, offset in part by an increase in compensation expense for corporate and distribution personnel, which is not directly tied to revenues.

Distribution and servicing expenses decreased 8% to $340.0 million, as compared to $370.2 million for the nine months ended December 31, 2017, primarily due to lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased 10% to $170.9 million, as compared to $155.9 million for the nine months ended December 31, 2017, primarily due to an $10.1 million increase in technology consulting and maintenance costs related to ongoing investments in our technology capabilities and a $4.6 million increase in market data costs.

Occupancy expense increased 2% to $76.3 million, as compared to $74.6 million for the nine months ended December 31, 2017, primarily due to a real estate related charge recognized in the current year of $2.4 million associated with the sublease of office space in our corporate headquarters.

Impairment of intangible assets was $365.2 million and $229.0 million for the nine months ended December 31, 2018 and 2017, respectively. The impairment charges recognized during the nine months ended December 31, 2018 were comprised of $274.6 million and $18.2 million related to the EnTrustPermal indefinite-life fund managements contracts asset and trade name asset, respectively, and $65.0 million, $6.4 million, and $1.0 million related to the RARE Infrastructure indefinite-life fund management contracts asset, amortizable fund management contracts asset, and trade name asset, respectively. These impairments are further discussed above.

The impairment charges recognized during the nine months ended December 31, 2017, were comprised of $195.0 million related to the EnTrust Permal indefinite-life fund management contracts, as discussed above, and $32.0 million and $2.0 million related to the RARE Infrastructure amortizable management contracts asset and trade name asset, respectively. The impairments to the RARE Infrastructure assets resulted from losses of separate account AUM and other factors at RARE Infrastructure, and the related decline in projected revenues. A revised estimate of the remaining useful life of the RARE Infrastructure separate account contracts intangible asset also contributed to the impairment of that asset.

See Critical Accounting Policies and Note 5 of Notes to Consolidated Financial Statements for further discussion of these impairment charges.
Contingent consideration fair value adjustments for the nine months ended December 31, 2018, included an expense of $0.6 million which increased the contingent consideration liability related to the acquisition of QS Investors. Contingent consideration fair value adjustments for the nine months ended December 31, 2017, included credits of $16.6 million which reduced the contingent consideration liabilities related to the acquisitions of RARE Infrastructure and QS Investors, offset in part by an expense of $0.7 million, increasing the contingent consideration liability related to the acquisition of PK Investments.

Other expense increased $15.7 million to $171.0 million, as compared to $155.3 million for the nine months ended December 31, 2017, primarily due to an $8.6 million increase in professional fees, largely related to the development of the global operating platform and other collaboration initiatives, and a $4.2 million charge for the regulatory matter further discussed in Note 7 of Notes to Consolidated Financial Statements.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2018	2017	$ Change	% Change
Interest income	$8.0	$4.9	$3.1	63%
Interest expense	(88.6)	(87.5)	(1.1)	1
Other income, net	6.8	24.2	(17.4)	(72)
Non-operating income of consolidated investment vehicles, net	2.0	11.3	(9.3)	(82)
Total Non-Operating Income (Expense)	$(71.8)	$(47.1)	$(24.7)	52%

Other income, net, totaled $6.8 million for the nine months ended December 31, 2018, as compared to $24.2 million for the nine months ended December 31, 2017. The nine months ended December 31, 2018, included an $8.4 million distribution from an investment holding and $3.9 million of gains on corporate investments, offset in part by $5.6 million of net market losses on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding decrease in compensation expense. The three months ended December 31, 2017, included $14.6 million of net market gains on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and $9.6 million of gains on corporate investments.

Non-operating income of consolidated investment vehicles, net, totaled income of $2.0 million for the nine months ended December 31, 2018, as compared to income of $11.3 million for the nine months ended December 31, 2017. The change was primarily due to activity of the CIVs during the respective periods. See Notes 2 and 13 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision
The income tax provision was $0.2 million for the nine months ended December 31, 2018, as compared to an income tax benefit of $142.5 million for the nine months ended December 31, 2017. The effective tax rate was 0.4% for the nine months ended December 31, 2018, as compared to an effective benefit rate of 80.4% for the nine months ended December 31, 2017. The effective benefit rate for the nine months ended December 31, 2018, reflects final adjustments related to the impact of the Tax Law.
During the nine months ended December 31, 2018, discrete tax expense of $14.1 million related to uncertain tax positions for federal, state and local taxes (including those relating to recent legislative changes) was recognized. In addition, discrete tax benefits of $2.8 million related to the completion of a prior year tax audit and $1.8 million related to other discrete items were recognized. Together, the net impact of all discrete tax items reduced the effective income tax rate by 27.4 percentage points for the nine months ended December 31, 2018.
During the nine months ended December 31, 2017, changes in apportionment on state deferred tax liabilities and changes in state law resulted in discrete net tax expense of $3.3 million. In addition, a $1.4 million discrete tax expense was recognized during the nine months ended December 31, 2017 with respect to equity based compensation. Together, the net impact of these discrete items reduced the effective benefit rate by 2.6 percentage points.

As previously discussed, on December 22, 2017, the Tax Law became enacted law. The reduction in the U.S. corporate tax rate, as well as other aspects of the Tax Law, resulted in a one-time, non-cash provisional tax benefit of $220.9 million, recognized in the three months ended December 31, 2017, primarily due to the remeasurement of certain existing deferred tax assets and liabilities at the new income tax rate. In addition, a non-cash tax charge of $7.3 million was provisionally provided in the three months ended December 31, 2017, for the effects on unremitted foreign earnings and other aspects of the Tax Law, with an additional $2.2 million, which is included in the discrete tax expense discussed above, was recorded during the nine months ended December 31, 2018.

CIVs and other consolidated sponsored investment products did not have a material impact on the effective tax rate for the nine months ended December 31, 2018 and reduced the effective tax rate 3.8 percentage points for the nine months ended December 31, 2017.

Net Income (Loss) Attributable to Legg Mason, Inc. and Operating Margin
Net Loss Attributable to Legg Mason, Inc. for the nine months ended December 31, 2018, totaled $78.0 million, or $0.95 per diluted share, as compared to Net Income Attributable to Legg Mason, Inc. of $275.8 million, or $2.86 per diluted share, in the nine months ended December 31, 2017. Net Loss Attributable to Legg Mason, Inc. for the nine months ended December 31, 2018 included non-cash impairment charges totaling $365.2 million, or $3.12 per diluted share, while Net Income Attributable to Legg Mason, Inc. for the nine months ended December 31, 2017 included $229.0 million, or $1.50 per diluted share, of such charges. The nine months ended December 31, 2017 also included a one-time net non-cash tax benefit of $213.7 million, or $2.21 per diluted share, related to the Tax Law. Operating margin was 1.1% for the nine months ended December 31, 2018, as compared to 9.5% for the nine months ended December 31, 2017, reflecting the impact of the non-cash impairment charges recognized in both the nine months ended December 31, 2018 and 2017, as discussed above.

Three Months Ended December 31, 2018, Compared to Three Months Ended September 30, 2018
Net Loss Attributable to Legg Mason, Inc. for the three months ended December 31, 2018, was $216.9 million, or $2.55 per diluted share, as compared to Net Income Attributable to Legg Mason, Inc. of $72.8 million, or $0.82 per diluted share, for the three months ended September 30, 2018. As previously discussed, the three months ended December 31, 2018 included non-cash intangible asset impairment charges of $365.2 million, or $3.11 per diluted share, net discrete tax expenses and other tax items of $10.5 million, or $0.12 per diluted share, and costs related to the development of the global operating platform and other collaboration initiatives of $5.9 million, or $0.05 per diluted share. The three months ended September 30, 2018 included a discrete tax benefit related to the completion of a prior year audit of $2.8 million, or $0.03 per diluted share, offset in part by a real estate related charge associated with the sublease of office space in our Baltimore headquarters of $2.4 million, or $0.02 per diluted share. In addition to the factors above, the decrease in earnings was driven by lower average AUM and a decrease in performance fees that were not passed through as compensation expense.

Operating revenues decreased to $704.3 million in the three months ended December 31, 2018, from $758.4 million in the three months ended September 30, 2018. The decrease in operating revenues was primarily due to a $27.7 million decrease in separate account and fund revenues, reflecting a 3% decrease in average long-term AUM. A $16.6 million decrease in performance fees at Clarion Partners that were passed through as compensation expense and a $2.7 million decrease in performance fees that were not passed through as compensation expense also contributed to the decrease.

Total operating expenses were $940.7 million for the three months ended December 31, 2018, as compared to $622.7 million for the three months ended September 30, 2018. The increase in operating expenses was primarily due to the $365.2 million of impairment charges recognized in the December quarter. Other operating expense also increased $10.8 million, driven by increases in professional fees, largely related to the development of the global operating platform and other collaboration initiatives, advertising expense, and seasonal conference and travel and entertainment costs, offset in part by the real estate charge recognized in the September quarter. These increases were offset in part by a $48.0 million decrease in compensation expense, driven by lower operating revenues, including lower performance fees passed through as compensation expense, and net market losses on seed capital investments and assets invested for deferred compensation plans, which are offset in Other non-operating income (expense), net.

Non-operating expense, net, increased to $30.3 million for the three months ended December 31, 2018, as compared to $24.8 million for the three months ended September 30, 2018. The three months ended December 31, 2018, included net market losses of $10.8 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding decrease in compensation expense, and net market losses on corporate investments of $4.9 million. These losses were offset in part by an $8.4 million distribution from an investment holding. The three months ended

September 30, 2018, included net market gains of $4.0 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and $2.9 million in net market gains on corporate investments. Non-operating income of CIVs was $2.4 million for the three months ended December 31, 2018, compared to non-operating expense of CIVs of $4.0 million for the three months ended September 30, 2018.

Operating margin was (33.6)% for the three months ended December 31, 2018, as compared to 17.9% for the three months ended September 30, 2018, reflecting the impact of the non-cash impairment charges recognized in the three months ended December 31, 2018, as discussed above.

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

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	December 31, 2018	September 30, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Operating Revenues, GAAP basis	$704,322	$758,427	$793,090	$2,210,654	$2,355,270
Plus (less):
Pass-through performance fees	(7,436)	(24,006)	(9,970)	(44,062)	(95,275)
Operating revenues eliminated upon consolidation of investment vehicles	155	103	283	461	350
Distribution and servicing expense, excluding consolidated investment vehicles	(108,771)	(114,516)	(124,071)	(339,845)	(369,998)
Operating Revenues, as Adjusted	$588,270	$620,008	$659,332	$1,827,208	$1,890,347

Operating Income (Loss), GAAP basis	$(236,427)	$135,728	$(27,333)	$24,977	$224,291
Plus (less):
Gains (losses) on deferred compensation and seed investments, net	(10,826)	3,964	4,333	(5,590)	14,585
Impairment of intangible assets	365,200	—	195,000	365,200	229,000
Amortization of intangible assets	6,089	6,102	6,071	18,371	18,492
Charge related to regulatory matter	—	151	—	4,151	—
Contingent consideration fair value adjustments	—	145	739	571	(15,811)
Operating loss of consolidated investment vehicles, net	343	372	722	1,331	917
Operating Income, as Adjusted	$124,379	$146,462	$179,532	$409,011	$471,474

Operating Margin, GAAP basis	(33.6)%	17.9%	(3.4)%	1.1%	9.5%
Operating Margin, as Adjusted	21.1	23.6	27.2	22.4	24.9

Operating Margin, as Adjusted, for the three months ended December 31, 2018, September 30, 2018, and December 31, 2017, was 21.1%, 23.6%, and 27.2%, respectively. Operating Margin, as Adjusted, for the three months ended December 31, 2018 and September 30, 2018 was reduced by 1.0 percentage point and 0.5 percentage points, respectively, due to costs associated with the development of the global operating platform and other collaboration initiatives. Operating Margin, as Adjusted, for the three months ended September 30, 2018 was also reduced by 0.4 percentage points due to the real estate related charge associated with the sublease of office space in our Baltimore headquarters, and for the three months December 31, 2017, was reduced by 0.2 percentage points, due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust.

Operating Margin, as Adjusted, for the nine months ended December 31, 2018 and 2017, was 22.4% and 24.9%, respectively. Operating Margin, as Adjusted, for the nine months ended December 31, 2018, was reduced by 0.7 percentage points due to costs associated with the development of the global operating platform and other collaboration initiatives and was reduced by 0.1 percentage points due to the real estate related charge discussed above. Operating Margin, as Adjusted, for the nine months ended December 31, 2017, was reduced by 0.3 percentage points due to transition-related costs incurred in connection with the restructuring of Permal for the combination with EnTrust.

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

The calculation of Adjusted EBITDA is as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	December 31, 2018	September 30, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Cash provided by operating activities, GAAP basis	$256,591	$289,568	$116,912	$443,989	$291,818
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	28,259	29,341	28,503	86,956	85,176
Current tax expense	(1,218)	9,975	8,823	17,635	24,557
Net change in assets and liabilities	(170,384)	(69,426)	27,338	(24,794)	97,672
Net change in assets and liabilities of consolidated investment vehicles	60,158	(84,704)	20,023	(9,966)	51,223
Net income attributable to noncontrolling interests	(10,498)	(8,270)	(19,324)	(31,043)	(43,901)
Net gains (losses) and earnings on investments	21,367	8,336	(4,163)	36,495	2,874
Net gains on consolidated investment vehicles	2,369	(3,998)	8,225	1,954	11,316
Other	(68)	153	663	(289)	934
Adjusted EBITDA	$186,576	$170,975	$187,000	$520,937	$521,669

Adjusted EBITDA for the three months ended December 31, 2018, September 30, 2018, and December 31, 2017, was $186.6 million, $171.0 million, and $187.0 million, respectively. The increase for the three months ended December 31, 2018, as compared to the three months ended September 30, 2018 was primarily due to realized gains on hedging activity, partially offset by a decrease in operating income. Adjusted EBITDA for the nine months ended December 31, 2018 and 2017, was $520.9 million and $521.7 million, respectively.

Liquidity and Capital Resources
As of December 31, 2018, we had approximately $560 million in cash and cash equivalents in excess of our working capital and regulatory requirements. The primary objective of our capital structure is to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. We review our overall funding needs and capital base on an ongoing basis to determine if the capital base meets the expected needs of our businesses.

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. However, we have executed total return swap arrangements with investors in certain ETFs, and as a result we receive the related investment gains and losses on the ETFs and may be required to consolidate ETFs with open total return swap arrangements. At December 31, 2018, the total return swap notional values aggregate $41.3 million. Otherwise, we have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs and other consolidated sponsored investment products beyond our investments in and investment advisory fees generated from these products, which are eliminated in consolidation. Additionally, creditors of the CIVs and other consolidated sponsored investment products have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our operations have been principally funded by equity capital, long-term debt and retained earnings. At December 31, 2018, cash and cash equivalents, total assets, long-term debt, net, and stockholders' equity were $0.8 billion, $7.7 billion, $2.2 billion and $3.7 billion, respectively. Total assets include amounts related to CIVs and other consolidated sponsored investment products of $0.1 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows:

	Nine Months Ended December 31,
	2018	2017
Cash flows provided by operating activities	$444.0	$291.8
Cash flows used in investing activities	(26.9)	(12.4)
Cash flows used in financing activities	(309.2)	(332.9)
Effect of exchange rate changes	(16.5)	5.7
Net change in cash, cash equivalents, and restricted cash	91.4	(47.8)
Cash, cash equivalents and restricted cash, beginning of period	773.8	754.3
Cash, cash equivalents and restricted cash, end of period	$865.2	$706.5

Cash inflows provided by operating activities during the nine months ended December 31, 2018, were $444.0 million, primarily related to Net Income, adjusted for non-cash items, including impairment charges totaling $365.2 million. Cash inflows provided by operating activities during the nine months ended December 31, 2017 were $291.8 million, primarily related to Net Income, adjusted for non-cash items, including the $213.7 million tax benefit recognized in connection with the enactment of the Tax Law and the impairment charge of $229.0 million, offset in part by payments for accrued and deferred compensation.

Cash outflows used in investing activities during the nine months ended December 31, 2018 and 2017, were $26.9 million and $12.4 million, respectively, primarily related to payments made for fixed assets, offset in part by returns of capital received on certain investments in partnerships and limited liability companies in each period.

Cash outflows used in financing activities during the nine months ended December 31, 2018, were $309.2 million, primarily related to the repayment of $125.5 million of outstanding borrowings under our unsecured revolving credit agreement (as amended from time to time the "Credit Agreement"), dividends paid of $84.6 million, net redemptions attributable to noncontrolling interests in CIVs and other consolidated investment products of $36.3 million, and distributions to noncontrolling interest holders of $32.4 million. Cash outflows used in financing activities during the nine months ended December 31, 2017, were $332.9 million, primarily related to the repurchase of 6.6 million shares of our common stock for $253.6 million through open market purchases, the purchase of 5.6 million shares our common stock from Shanda Asset Management Investment Limited for $225.5 million, and dividends paid of $76.0 million.

Based on our current level of operations and anticipated growth, we expect that cash generated from our operating activities, together with available cash on hand and available borrowings under our Credit Agreement, will be adequate to support our working capital needs for at least the next 12 months. We currently intend to utilize our available resources for activities including, but not limited to, repayment of outstanding debt, development and implementation of the global operating platform, acquisitions, seed capital investments in new and existing products, and payment of dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

Contingent Consideration
As of December 31, 2018, we had various commitments to pay contingent consideration relating to business acquisitions.

On October 21, 2015, we acquired a majority interest in RARE Infrastructure. Contingent consideration catch-up adjustments of up to $74.7 million (using the foreign exchange rate as of December 31, 2018 for the maximum 106 million Australia dollar amount per the contract), may be due through March 31, 2019, dependent on the achievement of certain net revenue targets; however, as of December 31, 2018, no such payments are expected to be due.

Effective May 31, 2014, we completed the acquisition of QS Investors. Contingent consideration of up to $20 million for the fourth anniversary payment, and up to $3 million for a potential catch-up adjustment for the second anniversary payment shortfall, was potentially due in July 2018. In December 2018, we paid $4.3 million for the final installment of contingent consideration.

In December 2017, we completed two small bolt-on acquisitions that provide for contingent consideration of up to $1.9 million in the aggregate. Any potential payments for the first acquisition may be due through October 2022 and for the second acquisition may be due in September 2019.

On October 1, 2014, we acquired all outstanding equity interests of Martin Currie. The share purchase agreement provided for potential first, second, and third anniversary contingent payments due as of the March 31, 2016, 2017, and 2018 calculation dates, respectively; however, no such payments were due based on relevant financial metrics. We believe no payments are due and we are discussing the determination with certain of the entities from which we acquired Martin Currie.

See Note 7 of Notes to Consolidated Financial Statements for additional information.

Noncontrolling Interests
As further described below, we may be obligated to settle noncontrolling interests related to certain affiliates. The following table presents a summary of the carrying values of our affiliate noncontrolling interests (in millions), excluding amounts related to management equity plans, as of December 31, 2018. The ultimate timing and amounts of noncontrolling interest settlements are generally too uncertain to project with any accuracy.

	EnTrustPermal	Clarion Partners	RARE Infrastructure	Other	Total
Affiliate noncontrolling interests as of December 31, 2018	$383.2	$120.4	$35.1	$1.3	$540.0

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

See Notes 7 and 11 of Notes to Consolidated Financial Statements for additional information.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with Royce. Under this management equity plan, as of December 31, 2018, noncontrolling interests equivalent to 19.0% in the Royce entity have been issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). As of December 31, 2018, the estimated redemption value for units under management equity plans aggregated $88 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Future Outlook

Restructuring
As previously discussed, on January 31, 2019, our Board of Directors approved a plan to implement a new global operating platform. We expect to incur incremental aggregate restructuring costs in the range of $130 million to $150 million to implement the global operating platform, the majority of which will be paid in cash and incurred through March 2021. We expect that the implementation of the global operating platform will result in future annual cost savings of $90 million to $110 million and expect to achieve the majority of these savings on a run rate basis by March 2021.

Short-term Debt and Long-term Borrowings
In September 2018, we repaid the $125.5 million of outstanding borrowings under our Credit Agreement using funds that otherwise would have been allocated to share repurchases. We currently intend to accumulate cash to repay the $250 million of outstanding 2.7% Senior Notes due July 2019. As of December 31, 2018, we had $500 million of available borrowing capacity under our Credit Agreement, which terminates in December 2020, and can be increased by another $500 million with the approval of the lenders.

We do not currently expect to raise incremental debt or equity financing over the next 12 months, other than potentially utilizing available borrowing capacity under our revolving credit facility. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts available under our Credit Agreement, such as an opportunity to refinance indebtedness or complete an acquisition, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as delaying the reinstatement of our share repurchase program, reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our revolving credit facility or seek to raise additional equity or debt.

Share Repurchases
We did not repurchase any shares in the open market during the nine months ended December 31, 2018, and do not currently intend to repurchase a significant number of shares of our common stock prior to July 2019.

Liquid Assets
Our liquid assets include cash, cash equivalents, and certain current investment securities. As of December 31, 2018, our total liquid assets of approximately $959 million, included $318 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries were not significant. In order to supplement cash available in the U.S. for general corporate purposes, we plan to utilize up to approximately $69 million of foreign cash over the next several years and anticipate that $33 million will be in the form of debt service payments by foreign affiliates, with the remainder provided from distribution of forecasted future offshore earnings. No further repatriation of foreign earnings is currently planned.

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

As of December 31, 2018, less than 1% of total assets (5% of financial assets at fair value) and less than 1% of total liabilities (9% of financial liabilities measured at fair value) meet the definition of Level 3.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs and other consolidated sponsored investment products, as we are not responsible or liable for these obligations:

	Remaining2019	2020	2021	2022	2023	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$—	$250.0	$—	$—	$—	$2,000.0	$2,250.0
Interest on long-term borrowings and credit facility commitment fees	45.5	109.7	106.1	105.4	105.4	2,167.4	2,639.5
Minimum rental and service commitments	49.2	135.9	112.3	99.5	89.7	120.4	607.0
Contributions to pension plan(1)	—	3.0	3.0	3.0	3.0	7.6	19.6
Total Contractual Obligations	94.7	498.6	221.4	207.9	198.1	4,295.4	5,516.1
Contingent Obligations
Payments related to business acquisitions:(2)
RARE Infrastructure	74.7	—	—	—	—	—	74.7
Other	0.6	0.7	0.6	—	—	—	1.9
Total payments related to business acquisitions	75.3	0.7	0.6	—	—	—	76.6
Total Obligations(3)(4)(5)	$170.0	$499.3	$222.0	$207.9	$198.1	$4,295.4	$5,592.7

(1)
Represents contributions to be made by Martin Currie to its legacy pension plan on an annual basis through May 2024, with a final payment due November 2024 (using the exchange rate as of December 31, 2018 for the £2.3 million annual committed contribution amount and the £1.5 million final payment amount).

(2)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreements, using the applicable exchange rate as of December 31, 2018, for amounts denominated in currencies other than the U.S. dollar. The related contingent consideration liabilities had an aggregate fair value of $1.9 million as of December 31, 2018. See Note 7 of Notes to Consolidated Financial Statements.

(3)
The table above does not include approximately $36.0 million in capital commitments to investment partnerships in which we are a limited partner, which will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2030 or $100 million of co-investment commitment associated with the Clarion Partners acquisition.

(4)
The table above does not include amounts for uncertain tax positions of $54.3 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(5)
The table above does not include redeemable noncontrolling interests related to minority equity interests in our affiliates and affiliate management equity plans with key employees of Clarion Partners and ClearBridge totaling $587.2 million as of December 31, 2018, because the timing and amount of any related cash outflows cannot be reliably estimated. Redeemable noncontrolling interests of CIVs of $89.8 million as of December 31, 2018, are also excluded from the table above because we have no obligations in relation to these amounts. Potential obligations arising from the ultimate settlement of awards under the affiliate management equity plan with key employees of Royce are also excluded due to the uncertainty of the timing and amounts ultimately payable. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

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

Contract Costs and Deferred Sales Commissions
We incur ordinary costs to obtain investment management contracts and for services provided to customers in accordance with investment management agreements. These costs include commissions paid to wholesalers, employees and third-party broker dealers and administration and placement fees. Depending on the type of services provided, these fees may be paid at the time the contract is obtained or on an ongoing basis. Under the updated guidance, costs to obtain a contract should be capitalized if the costs are incremental and would not have been incurred if the contract had not been obtained, and costs to fulfill the contract should be capitalized if they relate directly to a contract, the costs will generate or enhance resources of the entity that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered. Consistent with prior accounting procedures, fund launch costs, including organizational and underwriting costs, placement fees and commissions paid to employees, wholesalers and broker-dealers for sales of fund shares are expensed as incurred, as these costs would be incurred regardless of the investor. However, commissions paid to employees and retail wholesalers in connection with the sale of retail separate accounts are considered incremental, as these fees relate to obtaining a specific contract, are calculated based on specific rates and are recoverable through the management fees earned and are therefore capitalized under the updated accounting guidance. Such commissions were expensed as incurred under our prior accounting practices. Capitalized sales commissions are amortized based on the transfer of services to which the assets relate, which averages four years.

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

Intangible Assets and Goodwill
Balances as of December 31, 2018, were as follows (in thousands):

Amortizable asset management contracts	$132,416
Indefinite-life intangible assets	3,208,908
Trade names	48,475
Goodwill	1,881,470
$5,271,269

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

Given the relative significance of our intangible assets and goodwill to our consolidated financial statements, on a quarterly basis we consider if triggering events have occurred that may indicate a significant change in fair values. Triggerin

g events may include significant adverse changes in our business or the legal or regulatory environment, loss of key personnel, significant business dispositions, or other events, including changes in economic arrangements with our affiliates that will impact future operating results. If a triggering event has occurred, we perform quantitative tests, which include critical reviews of all significant assumptions, to determine if any intangible assets or goodwill are impaired. If we have not qualitatively concluded that it is more likely than not that the respective fair values exceed the related carrying values, we perform these tests for indefinite-life intangible assets and goodwill annually.

Details of our intangible assets and goodwill and the related impairment tests follow. As a result of uncertainty regarding future market conditions, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment.

Historically we have performed our annual goodwill and indefinite-life intangible assets impairment tests as of December 31 each year. During the second quarter of fiscal 2019, we voluntarily changed the date of our annual impairment test from December 31 to October 31in order to better align the impairment testing process with existing long-term planning processes and earnings release timing. We do not believe the change in accounting principle related to the annual impairment testing date has delayed, accelerated, or avoided an impairment charge relative to the test date. We have determined that this change in accounting principle is preferable under the circumstances.

We performed our annual impairment testing of goodwill and indefinite-life intangible assets as of October 31, 2018 and our periodic impairment review of amortizable intangible assets as of December 31, 2018. Due to prior limited excess fair value over the related carrying values noted in the analyses of the EnTrustPermal and RARE Infrastructure indefinite-life fund management contracts assets, and negative market trends, these analyses were completed with current data through December 31, 2018. Analyses of trade name indefinite-life intangible assets related to these businesses were also completed with current data through December 31, 2018. As a result of these updated impairment tests, our EnTrustPermal indefinite-life mutual fund contracts asset and trade name asset, and our RARE Infrastructure indefinite-life fund management contracts asset, amortizable management contracts asset and trade name asset were all determined to be partially impaired resulting in pre-tax operating charges totaling $365 million.

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

During the three months ended December 31, 2018, projected revenues related to the RARE Infrastructure separate account contracts asset declined due to losses of separate account clients and AUM. Based on revised attrition estimates, the remaining useful life was decreased from three and one-half to two years at December 31, 2018. As a result of the decline in projected revenues and the revised estimate of useful life, the amortized carrying value of $7 million was determined to exceed its fair value and an impairment charge of $6 million was recorded during the three months ended December 31, 2018. Management estimated the fair value of this asset as of December 31, 2018, based on a discounted cash flow analysis using unobservable market inputs, which are Level 3 measurements. In addition to the useful life, other significant assumptions used in the cash flow analysis included projected revenue growth rates of 7% and a discount rate of 16.5%.

As of December 31, 2018, the fair value of the EnTrust Capital separate account contracts amortizable asset exceeded the carrying value of $44 million by 6%. Despite the excess of fair value over the related carrying value, future decreases in our cash flow projections, resulting from actual results, or changes in assumptions due to client attrition and the related reduction in revenues, investment performance, market conditions, or other factors, may result in impairment of this asset. There can be no assurance that continued client attrition, asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset.

As of December 31, 2018, the Clarion Partners separate account contracts amortizable asset net carrying values of $74 million comprised nearly 60% of our total amortizable intangible asset management contracts and other aggregate carrying value. As of December 31, 2018, the cumulative undiscounted cash flows related to this separate account contracts amortizable asset exceeded the carrying value by a material amount.

The estimated remaining useful lives of amortizable intangible assets currently range from one to eight years with a weighted-average life of approximately 6.4 years.

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

Projected cash flows are based on annualized cash flows for the applicable contracts projected forward 40 years, assuming annual cash flow growth from estimated net client flows and projected market performance. To estimate the projected cash flows, projected growth rates by affiliate are used to project their AUM. Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income, alternative, and liquidity) and by investment manager based upon, among other things, historical experience and expectations of future market and investment performance from internal and external sources. Currently, our market growth assumptions are 4% for equity, 3% for fixed income, 3% for alternative, and 0% for liquidity products, with a general assumption of 2% organic growth for all products, subject to exceptions for organic growth (contraction), generally in years one through five.

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

As of October 31, 2018, the combined EnTrustPermal fund management contracts asset accounted for approximately 11% of our indefinite-life intangible assets and is supported by the combined EnTrustPermal fund management business. The past several years have seen declines in the traditional legacy high net worth client funds-of-hedge funds business, including transfers of client funds from such products into EnTrustPermal separate account products. As a result, both the near-term and long-term growth assumptions for these contracts were reduced, which led to decreased projected cash flows from the business.

Based upon our projected discounted cash flow analyses, the EnTrustPermal fund management contracts asset carrying value of $401 million exceeded its fair value of $127 million, resulting in an impairment charge of approximately $275 million for the excess. Base revenues related to EnTrustPermal fund management contracts were assumed to have annual growth (contraction) rates ranging from (19.4)% to 3.9% (average: 3.0%). Given current experience, projected near-year cash flows reflect AUM outflows in years one and two, and trend to modest AUM inflows of 1% by year four. Investment performance, including its expected impact on future asset flows, is a significant factor in our growth projections for the funds contracts. Our market performance projections are supported by the fact that our alternative assets have 5-year returns approximating 5% and are further supported by industry statistics. The projected cash flows from the EnTrustPermal fund management contracts were discounted at 17.0%, reflecting the factors noted above. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions resulting from flow and AUM levels, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that asset flows, market uncertainty, or other factors will not produce an additional impairment in this asset, which could be significant.

As of October 31, 2018, the RARE Infrastructure fund management contracts asset of $121 million accounted for approximately 3% of our indefinite-life intangible assets. Based on our projected discounted cash flow analyses, the RARE Infrastructure fund management contracts asset carrying value of $121 million exceeded its fair of $56 million resulting in an impairment charge of $65 million. Given current experience, projected near-year cash flows reflect reduced AUM inflows throughout the projection period and modest performance fees. Investment performance, including its expected impact on future asset flows, is a significant factor in our growth projections for the funds contracts. Our market performance projections are supported by the fact that our alternative assets have 5-year returns approximating 5% and are further supported by industry statistics. The projected cash flows from the RARE Infrastructure fund management contracts were discounted at 16.5%, reflecting the factors noted above. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions resulting from flow and AUM levels, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that asset flows, market uncertainty, or other factors will not produce an additional impairment in this asset, which could be significant.

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2.1 billion, account for approximately 60% of our indefinite-life intangible assets. As of October 31, 2018, approximately $145 billion of AUM, primarily managed by Western Asset and ClearBridge, was associated with this asset, with approximately 39% in equity AUM, 45% in fixed income AUM and 16% in liquidity AUM. Although our domestic mutual funds overall have maintained strong recent market performance, previously disclosed uncertainties regarding market conditions and asset flows and risks related to potential regulatory changes in the liquidity business, are reflected in our projected discounted cash flow analyses. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by a material amount. For our impairment test, cash flows from the domestic mutual fund contracts were assumed to have annual growth rates averaging approximately 6% and reflect moderate AUM inflows. Projected cash flows of the domestic mutual fund contracts were discounted at 15.0%.

As of October 31, 2018, the Clarion Partners fund management contracts asset of $505 million accounted for approximately 14% of our indefinite-life intangible assets. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by 25%. For our impairment test, cash flows from the Clarion Partners fund management contracts were assumed to have long-term annual growth rates averaging 6% and reflect moderate AUM inflows throughout the projection period. Projected cash flows of the Clarion Partners fund management contracts were discounted at 13.0%.

Trade names account for 2% of indefinite-life intangible assets and are primarily related to EnTrustPermal and Clarion Partners, which had carrying values of $29 million and $23 million, respectively. We tested these intangible assets using a relief from royalty approach and discounted cash flow methods similar to those described above for indefinite-life contracts.

The EnTrustPermal trade name carrying of $28 million exceeded the fair value of $10 million resulting in an impairment charge of $18 million. The significant assumptions used in the cash flow analysis included projected annual revenue growth rates of flat to 4.4% (average: 3.9%), a royalty rate of 1.0%, and a discount rate of 16.5%. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions resulting from flow and AUM levels, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset.

The RARE Infrastructure trade name carrying value of $3 million exceeded the fair value of $2 million resulting in an impairment charge of $1 million. The significant assumptions used in the cash flow analysis included projected annual revenue growth rates of 0.9% to 4.6% (average: 4.2%), a royalty rate of 1.0%, and a discount rate of 16.5%. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions resulting from flow and AUM levels, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset.

As of October 31, 2018, the resulting fair values of our other trade name assets significantly exceeded the related carrying amounts.

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

Goodwill principally originated from the acquisitions of CAM, Permal, Royce, Martin Currie, RARE Infrastructure, Clarion Partners, and EnTrust. The value of the reporting unit is based in part, on projected consolidated net cash flows, including all cash flows of assets managed in our mutual funds, closed-end funds and other proprietary funds, in addition to separate account assets of our managers.

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

We also perform a market-based valuation of our reporting unit value, which applies an average of EBITDA multiples paid in change of control transactions for peer companies to our EBITDA. The results of our two estimates of value for the reporting unit (the discounted cash flow and EBITDA multiple analyses) are compared and significant differences, if any, are assessed to determine the reasonableness of each value and whether any adjustment to either result is warranted. Once the values are accepted, the appropriately weighted average of the two reporting unit valuations (the discounted cash flow and EBITDA multiple analyses) is used as the implied fair value of our Global Asset Management reporting unit, which at December 31, 2018, exceeded the carrying value by 4%. Considering the relative merits of the details involved in each valuation process, we used an equal weighting of the two values for the 2018 testing. The significant assumptions used in the cash flow analysis included projected annual revenue growth rates ranging from 2.4% to 5.8% (average: 5.1%) and the projected cash flows were discounted at 16.25%. Changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced AUM or other factors, could result in an impairment of goodwill, and such an impairment could potentially have a material impact on our results of operations and financial condition.

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

Recent market evidence regarding control premiums suggest values of 0% to 61%, with an average of 25%, as realistic and common and we believe such premiums to be a reasonable range of estimation for our equity value. Based on our analysis and consideration, we believe the implied control premium of 44% determined by our reporting unit value estimation at December 31, 2018, is reasonable in relation to the observed relevant market control premium values.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended December 31, 2018, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 4.        Controls and Procedures

As of December 31, 2018, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2018. The risk factor below has been updated to include activity for the nine months ended December 31, 2018.

Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets
Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the quarter ended December 31, 2018, we incurred $365.2 million of aggregate impairment charges. These impairment charges were comprised of $274.6 million and $18.2 million associated with our combined EnTrustPermal indefinite-life fund management contracts asset and trade name asset, respectively, and $65.0 million, $6.4 million, and $1.0 million, associated with our RARE Infrastructure indefinite-life fund management contracts asset, amortizable fund management contracts asset, and trade name asset, respectively. In addition, the implied fair value of our Global Asset Management reporting unit exceeded the carrying value by 4% at December 31, 2018, the date of our most recent impairment testing. Changes in the assumptions underlying projected cash flows from the assets or reporting unit, resulting from market conditions, reduced assets under management ("AUM") or other factors, could result in an impairment of any of these assets.
There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce additional impairments. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Intangible Assets and Goodwill" and "Note 5 of Notes to Consolidated Financial Statements."
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the three months ended December 31, 2018:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs
October 1, 2018 through October 31, 2018	—	$—	—	$—
November 1, 2018 through November 30, 2018	2,924	28.58	—	—
December 1, 2018 through December 31, 2018	69	27.35	—	—
Total	2,993	28.55	—

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.

Item 5.        Other Information

On January 31, 2019, our Board of Directors approved a plan to implement a new global operating platform to increase collaboration and capitalize on operational scale and related synergies across the parent company and certain affiliates. We expect to incur aggregate incremental costs in the range of $130 million to $150 million to implement the platform that we expect will result in future cost savings. We expect the majority of the global operating platform initiative to be complete by March 2021. While we expect aggregate costs to be in the range of $130 million to $150 million, we have not yet determined an estimate or range of each type of cost associated with the global operating platform and will provide such information after such information is available.

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2018, filed on February 5, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	February 5, 2019	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	February 5, 2019	/s/ Peter H. Nachtwey
Peter H. Nachtwey
Senior Executive Vice President
and Chief Financial Officer