Form 10-K
period 2019-03-31
LEGG MASON, INC.
filed 2019-05-24
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2019
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
As of September 30, 2018, the aggregate market value of the registrant's voting stock, consisting of the registrant's common stock, held by non-affiliates was $2,617,265,877.
As of May 22, 2019, the number of shares outstanding of the registrant's common stock was 86,599,587.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 30, 2019 are incorporated by reference into Part III of this Report.

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

Actual results may differ materially from those in forward-looking information due to various factors, some of which are beyond our control, including, but not limited to, those discussed below and those discussed under the heading "Risk Factors" and elsewhere in this Report on Form 10-K and our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Legg Mason, Inc. was incorporated in Maryland in 1981 to serve as a holding company for its various subsidiaries. The predecessor companies to Legg Mason trace back to Legg & Co., a Maryland-based broker-dealer formed in 1899. Our subsequent growth occurred primarily through internal expansion and the acquisition of asset management and broker-dealer firms. In December 2005, Legg Mason completed a transaction in which it sold its primary broker-dealer businesses to concentrate on the asset management industry. Legg Mason is an independent, publicly traded company, with no single majority shareholder and 90% of its Board of Directors consists of independent directors as of March 31, 2019.

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our” and “Legg Mason” include Legg Mason, Inc. and its predecessors and subsidiaries, and the term “asset managers” refers to the asset management businesses operated by our subsidiaries. References to “fiscal year 2019” or other fiscal years refer to the 12-month period ended March 31st of the year specified.

Business Developments During the Fiscal Year Ended March 31, 2019

The asset management industry continues to experience disruption and challenges, including a shift to lower-fee passively managed products, increased fee pressure (including pressure arising from the shift to lower-fee passive products), regulatory changes, an increasing and changing role of technology in asset management services, the constant introduction of new products and services and the consolidation of financial services firms through mergers and acquisitions. In light of these challenges, during fiscal year 2019, we continued to focus on expanding client choice, identifying and implementing opportunities for collaboration with and across affiliates and providing expanded client access through the enhancement of our centralized distribution function and the development of alternative and innovative distribution options through:

•	Continued expansion of the range of vehicles and strategies available to Legg Mason’s client base, focusing on ETFs, alternatives, separately managed accounts and multi-asset class solutions;

•	Completing a strategic investment plus a bolt-on acquisition and continuing to evaluate other strategic opportunities for investment or bolt-on acquisitions:

•	Launching a strategic restructuring to further enhance efficiencies and promote growth:

•	Continuing to develop the alternative distribution strategies platform;

•	Continuing evolution of a growth plan to deepen coverage and improve sales force effectiveness; and

•	Continuing to build and enhance relationships with affiliates and strengthening key distribution relationships with partners in the U.S. and internationally.

See “Item 8. Financial Statements and Supplementary Data” for the revenues, net income and assets of Legg Mason, which operates in a single reportable business segment. See Notes 12 and 18 of Notes to Consolidated Financial Statements in Item 8 of this Report for our revenues generated in, and our long-lived assets (consisting primarily of intangible assets and goodwill) located in, each of the principal geographic regions in which we conduct business. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Report for our deferred tax assets in the aggregate for all countries in which we operate.

Recent Developments

In February 2019, we announced a plan to implement a new global operating platform to combine certain affiliate and parent company operations. Since the announcement, our plans have evolved to focus on our corporate operations as part of a broader strategic restructuring to reduce costs. We have also expanded the areas included in the restructuring to include broader corporate and distribution functions as well as efficiency initiatives at certain smaller affiliates that operate outside of revenue-sharing arrangements. We expect to incur aggregate strategic restructuring costs in the range of $130 million to $150 million, substantially all of which will be incurred through March 2021. We expect the strategic restructuring will result in future annual cost savings of $100 million or more on a run rate basis by the end of fiscal 2020. See Note 17 of Notes to Consolidated Financial Statements for additional information.

On May 20, 2019, we increased the size of our Board of Directors (the “Board”) from ten to 12 directors and appointed each of Nelson Peltz and Edward P. Garden as a director, effective immediately. Mr. Peltz is the Chief Executive Officer and a Founding Partner, and Mr. Garden is the Chief Investment Officer and a Founding Partner, of Trian Fund Management, L.P. (“Trian”), an investment management firm. Trian beneficially owns approximately 4.5% of the Company’s outstanding common stock. The Company and Trian have agreed that Mr. Peltz, Mr. Garden and a third independent director, to be identified by Trian and approved by the Board, will be included in the Company’s slate of nominees for election to the Board at the 2019 annual meeting of stockholders.

Business Overview

Our corporate structure combines our nine asset managers, each with diverse perspectives and specialized expertise across asset classes and strategies, with institutional distribution capabilities at each of our asset managers and a centralized global distribution platform focusing on retail distribution. Acting through our independent investment managers with diverse expertise in equity, fixed income, alternative and liquidity investments, we provide investment management and related services to institutional and individual clients, company-sponsored investment funds and retail separately managed account programs globally to help seek better financial outcomes by expanding choice across investment strategies, vehicles and investor access. Operating from asset management offices located in the United States, the United Kingdom and a number of other countries worldwide, we deliver our investment capabilities through varied products and vehicles and via multiple points of access, including directly and through various financial intermediaries. Our investment advisory services include discretionary and non-discretionary management of separate investment accounts in numerous investment styles for institutional and individual investors. Our investment products include proprietary mutual funds ranging from money market and other liquidity products to fixed income, equity and alternative funds managed in a wide variety of investment styles. We also offer other domestic and offshore funds to both retail and institutional investors, privately placed real estate funds, hedge funds, and funds-of-hedge funds.

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

We earn performance fees under certain investment advisory contracts for exceeding performance benchmarks or hurdle rates. The largest portion of our performance fees is earned based on 12-month performance periods that end in differing quarters during the year, with a portion based on quarterly performance periods. We also earn performance fees on alternative products that are earned at the end of varying investment periods or in multiple-year intervals. For the fiscal years ended March 31, 2019, 2018 and 2017, of our $2.9 billion, $3.1 billion and $2.9 billion in total revenues, $84.9 billion, $227.8 million and $108.3 million, respectively, represented performance fees. During the fiscal years ended March 31, 2019, 2018, and 2017, $49.0 million, $108.8 million, and $60.8 million, respectively, of these performance fees were earned by Clarion Partners on assets invested with them prior to the closing of our acquisition of Clarion Partners in April 2016 and were passed through as compensation to Clarion Partners’ management team pursuant to the terms of the Clarion Partners acquisition agreement. Exclusive of AUM eligible to earn performance fees passed through as compensation to Clarion Partners’ management team, as of March 31, 2019, approximately 8% of our total long-term AUM was in accounts that were eligible to pay performance fees at some point during the fiscal year.

As of March 31 of each of the last three fiscal years, we had the following aggregate AUM (in billions, except percentages):

	Assets Under Management	Equity Assets	% of Total in Equity Assets	Fixed Income Assets	% of Total in Fixed Income Assets	Alternative Assets	% of Total in Alternative Assets	Liquidity Assets	% of Total in Liquidity Assets
2019	$758.0	$202.0	27%	$419.6	55%	$68.6	9%	$67.8	9%
2018	754.1	203.0	27	422.3	56	66.1	9	62.7	8
2017	728.4	179.8	25	394.3	54	67.9	9	86.4	12
From time to time, our reported equity, fixed income or alternative assets under management may exclude assets that we are retained to manage on a short-term or temporary basis. We currently define Alternative Assets as all AUM managed by Clarion Partners, EnTrust Global, RARE Infrastructure or a small private equity business prior to its sale on March 31, 2017.

We believe that market conditions and our investment performance are critical elements in our attempts to grow our AUM and business. When securities or real estate markets are increasing, our AUM will tend to increase because of market performance, resulting in additional asset management revenues. Similarly, if we can produce positive investment results and maintain competitive fee levels, our AUM will tend to increase. In addition, favorable market conditions or strong relative investment performance can result in increased inflows in assets from existing and new clients. Conversely, in periods when securities or real estate markets are weak or declining, or when we have not maintained competitive fee levels or have produced poor investment performance, absolute or relative to benchmarks or peers, it is likely to be more difficult to grow our AUM and business and, in such periods, our AUM and business results may decline.

We generally manage the accounts of our clients pursuant to written investment management or sub-advisory contracts between one of our independent asset managers and the client (or a financial intermediary acting on behalf of the client). These contracts usually specify, among other things, the management fees to be paid to the asset manager and the investment strategy for the account, and are generally terminable by either party on relatively short notice. Typically, investment management contracts may not be assigned (including as a result of transactions, such as a direct or indirect change of control of the asset manager, if it would constitute an assignment under the Investment Advisers Act of 1940 or other applicable regulatory requirements) without the prior consent of the client. When the asset management client is a U.S. registered mutual fund or closed-end fund (whether or not one of our asset managers has sponsored the fund), the fund's board of directors generally must annually approve the investment management contract, and any material changes to the contract, and the fund’s board of directors and fund shareholders must approve any assignment of the contract (including as a result of transactions that would constitute an assignment under the Investment Company Act of 1940).

We conduct the majority of our business through our independent asset managers. Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily alternatives, equity or fixed income), and differ in the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries. As of March 31, 2019, we directly or indirectly owned all of the voting equity of Brandywine Global Investment Management, ClearBridge Investments, Martin Currie, QS Investors and Western Asset Management Company. Clarion Partners is 18% owned by its management team, EnTrust Global is 35% owned by its chief executive officer, Royce is 24.5% owned by its management team and RARE was 15% owned by its management team. After March 31, 2019, we purchased the outstanding equity interests in RARE that we did not already own. In addition, the management teams at Clarion Partners and ClearBridge Investments each owns non-voting equity interests in their respective businesses which provide them with participation in any increase in the value of the business (subject to appropriate valuation discounts).

Each of our asset managers is generally operated as a separate business that typically markets its products and services under its own brand name, with certain distribution functions being provided by our global distribution platform in many cases. Consistent with this approach, we have in place revenue sharing arrangements with certain of our asset managers: Brandywine Global Investment Management, ClearBridge Investments, RARE Infrastructure, Royce & Associates, and Western Asset Management Company, and/or certain of their key officers. Under the terms of these revenue sharing arrangements, a specified percentage of the asset manager's revenues, net of certain third party distribution and other operating expenses, is required to be distributed to the equity owners of the business, and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, but excluding certain expenses such as amortization of acquired intangible assets and excluding income taxes. Specific compensation allocations are determined by the asset manager's management, subject to Legg Mason management approval in certain cases. Although, without renegotiation, the revenue sharing arrangements impede our ability to increase our profit margins from these businesses, we believe these arrangements help us retain and attract talented employees. In addition, the revenue sharing arrangements provide management of these asset managers with incentives to (i) grow the asset managers' revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the revenues retained that is available to fund growth initiatives and for incentive compensation. In addition, the chief executive officer of EnTrust Global and the management teams of Clarion Partners, ClearBridge and Royce have significant equity interests in the applicable company, which helps to align the interests of the management of those affiliates with the interests of our shareholders.

Asset Managers

Our asset managers provide a wide range of investment advisory services to separately managed account clients, including institutional clients such as pension and other retirement plans, corporations, insurance companies, endowments and foundations and governments, as well as retail clients such as high net worth individuals and families, and retail separately managed account programs. In addition, our asset managers also manage or sub-advise various groups of proprietary and non-proprietary U.S. mutual funds and ETFs registered under the Investment Company Act of 1940, as amended, including equity, fixed income, liquidity and balanced funds. Certain of our asset managers also manage or sub-advise numerous international mutual funds that are domiciled and distributed in countries around the globe.

Western Asset Management Company is a leading global fixed income asset manager for institutional and retail clients. Headquartered in Pasadena, California, Western Asset Management's operations include investment operations in New York City, the United Kingdom, Japan, Brazil, Australia and Singapore. Western Asset Management offers a broad range of products spanning the yield curve and encompassing the world's major bond markets, including a suite of limited duration and core products, emerging market and high yield portfolios, municipal portfolios and a variety of sector-oriented and global products. Western Asset Management also sub-advises U.S. mutual funds that are sponsored by third parties. Among the services Western Asset Management provides are management of separate accounts and U.S. mutual funds, one real estate investment trust, closed-end funds, international funds and other structured investment products. As of March 31, 2019, Western Asset Management managed assets with a value of $ 431.2 billion.

ClearBridge Investments is an equity asset management firm based in New York City that also has offices in Baltimore, Maryland and Wilmington, Delaware. ClearBridge Investments provides asset management services to certain equity funds (including balanced funds and closed-end funds) in the Legg Mason Funds, retail separately managed account programs, certain of our international funds and, primarily through separate accounts, to institutional clients. ClearBridge Investments also sub-advises U.S. mutual funds that are sponsored by third parties. ClearBridge Investments offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. Significant ClearBridge Investments investment styles include low volatility, high active shares and income solutions. In managing assets, ClearBridge Investments generally utilizes a bottoms-up, research intensive, fundamental approach to security selection that seeks to identify companies with the potential to provide solid economic returns relative to their risk-adjusted valuations. As of March 31, 2019, ClearBridge Investments managed assets with a value of $141.9 billion.

Brandywine Global Investment Management is a global asset management firm headquartered in Philadelphia, Pennsylvania with offices also in the United Kingdom, Canada and Singapore. Brandywine Global Investment Management provides investment advisory services primarily to separately managed accounts for institutional clients in a range of fixed income, including global and international fixed income, and equity investment strategies. Brandywine Global Investment Management also provides investment advisory services to high net worth clients through separately managed account programs, including various non-proprietary wrap accounts sponsored by third parties, and also sub-advises U.S. mutual funds that are sponsored by third parties. In addition, Brandywine Global Investment Management manages certain of our proprietary U.S. mutual funds and a number of our international funds. Brandywine Global Investment Management pursues a value investing approach in its management of both equity and fixed income assets. As of March 31, 2019, Brandywine Global Investment Management managed assets with a value of $71.9 billion.

Clarion Partners is a leading manager of real estate investment funds. Headquartered in New York, the firm has offices in Atlanta, Barcelona, Berlin, Jersey, London, Los Angeles, São Paulo, Seattle and Washington, DC and offers a broad range of real estate strategies across the risk/return spectrum to institutional investors. Clarion Partners offers its services through institutional separate accounts and privately placed open-end funds. As of March 31, 2019, Clarion Partners managed assets with a value of $50.3 billion.

Martin Currie is an international equity specialist headquartered in Edinburgh, Scotland with additional offices in London and Melbourne. It manages active U.S. and international equity portfolios for a global client base of financial institutions, charities, foundations, endowments, pension funds, family offices, government agencies and investment funds. As of March 31, 2019, Martin Currie managed approximately $16.3 billion in AUM.

EnTrust Global is a leading global alternative asset manager specializing in providing investment solutions to public, corporate and multi-employer pension funds, foundations, endowments, sovereign wealth funds, insurance companies, private banks, family offices and high net worth individuals. EnTrust Global has investment teams located in London, New York City and Paris and additional offices in Dubai, Hong Kong, and Singapore. As of March 31, 2019, EnTrust Global managed assets with a value of $14.3 billion.

Royce is the investment advisor to all of The Royce Funds, a proprietary range of equity U.S. mutual funds and to certain of our international funds. In addition, Royce manages other pooled and separately managed accounts, primarily for institutional clients. Headquartered in New York City, Royce generally invests in smaller company stocks, using a value approach. Royce’s stock selection process generally seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce pursues securities that are priced below its estimate of the issuer’s current worth. As of March 31, 2019, Royce managed assets with a value of $14.0 billion.

QS Investors is a customized solutions and global quantitative equities investment firm providing asset management and advisory services to a diverse array of institutional clients. Headquartered in New York City, QS Investors has developed approaches to integrating quantitative and behavioral investment insights and dynamically weighting opportunities in response to changing conditions in the economy and the market. QS Investors offers a broad spectrum of strategies which includes actively managed U.S. and Global equities, Liquid Alternatives, and Customized Solutions. As of March 31, 2019, QS Investors managed approximately $12.8 billion of AUM.

RARE Infrastructure is a global listed infrastructure investing specialist that manages domestic and international funds in three distinct strategies; RARE Infrastructure Value (a global strategy with a mix between income and capital returns), RARE Emerging Markets (purely focused on emerging markets infrastructure) and RARE Infrastructure Income (a global strategy with a focus on distributing yield). After March 31, 2019, we acquired all outstanding interests in RARE that we didn’t already own. Headquartered in Sydney, Australia, RARE Infrastructure had approximately $4.0 billion in AUM as of March 31, 2019.

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

The Legg Mason Funds consist of 106 mutual funds and 26 closed-end funds in the United States, which are managed or sub-advised by Brandywine Global Investment Management, ClearBridge Investments, EnTrust Global, Martin Currie, RARE Infrastructure, QS Investors and Western Asset Management. The mutual funds and closed-end funds within the Legg Mason Funds include 53 equity funds (including balanced funds) that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large- and mid-cap growth funds and international funds. The fixed income and liquidity mutual funds and the closed-end funds within the Legg Mason Funds include 79 funds that offer a wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. As of March 31, 2019 and 2018, the Legg Mason Funds included $148.7 billion and $149.1 billion in assets, respectively, in their mutual funds and closed-end funds, of which approximately 40% and 38%, respectively, were equity assets, approximately 46% and 45%, respectively, were fixed income assets, and approximately 14% and 17% , respectively, were liquidity assets. As of both March 31, 2019 and 2018, less than 1% of the assets in the Legg Mason funds were alternative assets.

The Royce Funds consist of 17 mutual funds and three closed-end funds, most of which invest primarily in smaller- cap company or micro-cap company stocks using a value approach. The funds differ in their approach to investing in smaller companies and the universe of securities from which they can select. As of March 31, 2019 and 2018, the Royce Funds included $11.6 and $13.8 billion in assets, respectively, substantially all of which were equity assets. The Royce Funds are distributed through non-affiliated fund supermarkets, Legg Mason Global Distribution, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in the Royce Funds are distributed only through insurance companies.

Exchange Traded Funds

The Legg Mason ETFs invest in a wide range of domestic and international equity securities. As of March 31, 2019, Legg Mason’s ETF lineup consisted of 13 ETFs with an aggregate AUM of approximately $1.1 billion. Our ETFs are managed by ClearBridge Investments, Martin Currie, QS Investors, RARE Infrastructure, Royce and Western Asset Management. In fiscal 2020, Legg Mason expects to add to its ETF lineup managed by these and other affiliated asset managers. This lineup will include ETFs utilizing both passive and active management to invest in a wide spectrum of equity securities utilizing numerous investment styles, including broad fixed income and equity exposure, factor, sector exposure, fixed income and traditional security selection.

Legg Mason currently holds a 19.9% equity interest in Precidian Investments™, an industry leader in the creation of innovative financial products. On May 20, 2019, the SEC issued an order granting exemptive relief for the use of Precidian Investments’ ActiveShares® semi-transparent ETF methodology. This order will permit an actively managed ETF to operate without being subject to the current daily portfolio transparency condition included in actively managed ETF orders. Following applicable exchange approvals, investors will be able to invest in actively-managed ETFs that do not disclose individual holdings on a daily basis, yet trade and operate in a manner that is similar to traditional ETFs.

Private Funds

In addition to our U.S. mutual funds and ETFs, our asset managers sponsor and manage various unregistered, or “private” funds that are made available to qualified U.S. or non-U.S. investors, depending upon the product. Private funds are pooled investment vehicles that are exempt from local regulation and that are typically offered to sophisticated, high net worth investors, corporations, sovereign wealth funds, public pension plans and other pooled investment vehicles. Clarion Partners offers a broad range of privately placed funds invested primarily in equity and debt instruments of five major real estate property types. EnTrust Global sponsors and manages a number of U.S. and non-U.S.-organized private funds that offer a wide range of alternative strategies. Brandywine Global Investment Management, ClearBridge Investments, Martin Currie, QS Investors, RARE Infrastructure and Western Asset also sponsor and manage a wide range of private fund offerings for qualifying U.S. and non-U.S. investors.

International Funds

Outside the United States, we manage, support and distribute numerous proprietary funds across a wide array of global fixed income, liquidity, equity and alternative investment strategies. Our international funds include a broad range of cross border funds that are domiciled in Ireland and are sold in countries across Asia, Europe and Latin America. Our international funds also include local fund ranges that are domiciled in the United Kingdom, Australia, Japan and Singapore and offered to investors in the country of domicile. Our international funds are distributed and serviced by Legg Mason Global Distribution, as discussed below. Our international funds, which include equity, fixed income, alternative, liquidity and balanced funds are primarily managed or sub-advised by Brandywine Global Investment Management, ClearBridge Investments, EnTrust Global, QS Investors, Martin Currie, RARE Infrastructure, Royce and Western Asset Management. In the aggregate, we sponsored and managed 205 and 202 of these international funds, respectively at March 31, 2019 and 2018, which at those dates had an aggregate of approximately $88.4 and $86.8 billion in assets, respectively, of which approximately19% and 24%, respectively, were equity assets, approximately 30% and 36%, respectively were fixed income assets, approximately 3% and 4%, respectively, were alternative assets and approximately 48% and 36%, respectively, were liquidity assets. The information above does not include the funds-of-hedge funds sponsored and managed by EnTrust

Global, the Brazil-domiciled funds managed by Western Asset Management or the privately placed real estate funds offered by Clarion Partners.

Retail Separately Managed Account Programs

We are a leading provider of asset management services to retail separately managed account programs, commonly known as managed account or wrap programs. These programs typically allow securities brokers or other financial intermediaries to offer their clients the opportunity to choose from a number of asset management services pursuing different investment strategies provided by one or more asset managers, and generally charge an all-inclusive fee that covers asset management, trade execution, asset allocation and custodial and administrative services. We provide investment management services through more than 111 retail separately managed account programs sponsored by various financial institutions.

Distribution

Our centralized global distribution group, Legg Mason Global Distribution, consists of the U.S. Distribution Group and the International Distribution Group. The U.S. Distribution Group markets, distributes and supports our U.S. mutual funds, ETFs and retail separately managed account programs. The International Distribution Group markets, distributes and supports our international funds. In general, our U.S. and international sales and marketing teams are housed in separate subsidiaries from our asset managers.

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

Our distribution efforts are not limited to the locations where we have offices, as the International Distribution Group distributes cross border funds in more than 26 countries around the world. This global presence provides Legg Mason with the capabilities to provide a platform of sales, service, marketing and products that can cater to the different distribution dynamics in each of the regions that it covers. Client coverage is local, coordinated across regions, and encompasses multiple distribution channels including broker-dealers, funds-of-funds, asset managers, independent financial advisers, banks, fund platforms, insurance companies and other distribution partners. The extent to which each channel takes precedence in any one market is governed by local market dynamics.

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

EnTrust Global's products and services are sold outside the United States to non-U.S. high net worth investors through a network of financial intermediaries by EnTrust Global's distribution operations as well as through our International Distribution Group. In addition, EnTrust Global distributes its products and services to U.S. and international institutions through EnTrust Global's internal distribution teams.

Employees

At March 31, 2019, 2018 and 2017, we had 3,246, 3,275 and 3,338 employees, respectively. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.

Competition

We are engaged in an extremely competitive business and are subject to substantial competition in all aspects of our business. The success of our business depends on numerous factors, including investment style, investment performance, quality of advice, track records, the level of fees, the range of products offered, brand recognition, business reputation, financial strength, the depth and continuity of relationships, distribution relationships and compensation offered to distributors and quality of service. Our competition includes, with respect to one or more aspects of our business, numerous asset management firms and broker-dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other asset management companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those we offer, and many of these organizations have substantially more personnel and greater financial resources than we have. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. The primary competitive factors relating to our business are the quality of advice and services provided to investors, the performance records of that advice and service, the reputation of the company providing the services, the price of services, the products and services offered and distribution relationships and compensation offered to distributors. We believe that our focus on expanding client choice through a variety of products, vehicles and access enable us to compete effectively in the investment management business.

Competition in our business periodically has been affected by significant developments in the asset management industry. See “Item 1A. Risk Factors - Risks Related to our Asset Management Business - Competition in the Asset Management Industry Could Reduce our Revenues and Net Income.”

Risk Management

We are committed to continually strengthening and refining our risk management approach and believe our risk management efforts, along with the diversity of asset classes and products that we offer, are key factors in our ability to manage through various market cycles. Our risk management approach reaches across Legg Mason and its affiliates and encourages consistent and meaningful conversations about potential risk across the company.

Regulation

The asset management industry generally, and virtually all aspects of our business, is subject to extensive federal, state and international laws and regulations promulgated by various governments, securities exchanges, central banks and regulatory bodies. Some of these laws and regulations are summarized below and almost all are intended to benefit and protect investment advisory clients and investors in registered and unregistered investment companies. In addition, our distribution activities also may be subject to regulation by international and U.S. federal agencies, self-regulatory organizations and securities commissions in those jurisdictions in which we conduct business. Under these laws and regulations, agencies that regulate investment advisers, investment funds and other individuals and entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity or person from conducting business if it fails to comply with such laws and regulations. Regulators also have a variety of informal enforcement mechanisms available that could have a significant impact on our business. Due to the extensive laws and regulations to which we are subject, we must devote substantial time, expense and effort to remaining vigilant about, and addressing, legal and regulatory compliance matters. Moreover, regulatory changes in one jurisdiction often affect our business operations in other jurisdictions. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on our reputation or business.

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

U.S. Executive Order

On February 3, 2017, a U.S. presidential executive order (the “Executive Order”) articulated certain core principles for regulating the U.S. financial system and directed the Secretary of the U.S. Department of the Treasury (the “U.S. Treasury”) to report to the President the extent to which existing laws, treaties, rules, regulations and policies promote, support or inhibit the federal regulation of the U.S. financial system in a manner consistent with the core principles. The Treasury has issued four reports in response to the Executive Order (the “Treasury Reports”), which include a number of recommendations, the majority of which require further legislative or regulatory action in order to be implemented, that may affect our business or operations. The scope and potential impact of any regulatory changes resulting from the Executive Order and the Treasury Reports are unclear and we will continue to monitor the potential impact of the Executive Order on our business.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in the United States. The Dodd-Frank Act requires the adoption of extensive regulations and numerous regulatory decisions, many of which have been adopted and others of which will be forthcoming. We have implemented programs to address certain regulations adopted under Dodd-Frank, as well as financial reforms that have been introduced as part of the SEC’s investment company modernization initiatives. As certain limited aspects of Dodd-Frank and other rules are still being adopted, and the impact of the rules already adopted will become evident over time, it is not yet possible to predict the ultimate effects that the Dodd-Frank Act or subsequent implementing regulations and decisions will have on our business, financial condition, and operating activities.

Systemically Important Financial Institution (“SIFI”) Review

The Financial Stability Oversight Council (“FSOC”). has the authority to designate nonbank financial institutions as SIFIs. FSOC’s most recent statements and actions generally indicate that it is focused on products and activities, rather than designation of entities, in its review of asset managers. The Treasury report on asset management, issued in October 2017, also expressed this view. In addition, in November 2017, Treasury made recommendations concerning the process by which FSOC designates nonbanks as SIFIs, further supporting a products and activities approach to addressing risks in asset management, and in March 2019, FSOC issued proposed interpretive guidance that calls for an “activities based” designation approach. Currently, there are no non-bank financial companies with a SIFI designation. If we are designated as a SIFI, we could become subject to direct supervision by the Federal Reserve System.

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

Securities and Exchange Commission Review of Asset Managers and Mutual Funds

Our business may also be impacted by additional regulatory initiatives by the SEC. In October 2016, the SEC adopted new rules (as well as amendments to existing rules) to modernize the reporting and disclosure of information by registered investment companies, including (i) new monthly and annual reporting requirements for certain U.S. registered funds; (ii) enhanced reporting regimes for investment advisers; these rules, many of which are currently in an implementation period, will increase the Funds’ and our U.S. asset managers’ public reporting and disclosure requirements, which could be costly. Any additional SEC oversight relating to the above, or the introduction of any new reporting, disclosure or control requirements could expose us to additional compliance costs and may require us to change how we operate our business.

Regulation of Exchange-Traded Funds

As part of a focus on financial stability issues and due to the significant growth of this product class over the last few years, regulators globally are examining the potential risks in ETFs, including risks related to transparency, liquidity and structural resiliency. There can be no assurance that structural or regulatory reforms, including potential rulemaking by the SEC, will be implemented in a manner favorable to us, or at all. Depending on the outcome of this renewed regulatory analysis, or any associated structural reforms, ETF products may become subject to increased regulatory scrutiny or restrictions, which may require us to incur additional compliance and reporting expenses and adversely affect our business. In addition, in June 2018, the SEC issued a proposed rule under the Investment Company Act of 1940 (the “Investment Company Act”) known as the “ETF Rule”. The ETF Rule is intended to establish a clear and consistent framework that allows most ETFs operating under the Investment Company Act to come to market without applying for individual exemptive orders. There is no indication as to when or if the final Rule will be adopted.

Regulation of Swaps and Derivatives

The SEC, the Internal Revenue Service (“IRS”) and the Commodity Futures Trading Commission (“CFTC”) each continue to review the use of futures, swaps and other derivatives. Such reviews could result in regulations that further limit the use of such products by mutual funds. If adopted, these limitations could require us to change certain mutual fund business practices or to register additional entities with the CFTC, which could result in additional costs and/ or restrictions. In December 2015, the SEC proposed a new rule governing the use of derivatives and other financial commitment transactions by investment companies that, if enacted, would represent a fundamental change in the nature of the SEC's regulations governing the use of derivatives and other financial commitment transactions by investment companies. This proposal has the potential to require us to change or restrict certain investment strategies or practices and incur additional costs. There is no indication as to when or if the final Rule will be adopted.

We report certain information about several of our private funds to the SEC and the CFTC, under systemic risk reporting requirements adopted by both agencies. These reporting obligations have required, and will continue to require, investments in people and systems to assure timely and accurate reporting. The rules and regulations applicable to offshore funds, accounts and counterparties will require us to build and implement new compliance monitoring procedures to address the enhanced level of oversight to which we will be subject. These rule changes also introduce new requirements for centrally clearing certain swap, and eventually security-based swap, transactions and for executing certain swap, and eventually security-based swap, transactions on or through CFTC or SEC-registered trading venues. Jurisdictions outside the United States in which we operate also have adopted and implemented, or are in the process of considering, adopting or implementing more pervasive regulation of many elements of the financial services industry, which could further impact us and the broader markets. This includes the implementation of mandated central clearing of swaps in the European Union (“EU”) and the implementation of trade reporting, documentation, central clearing and other requirements in various jurisdictions globally.

SEC’s Proposals to Enhance Protections for Retail Investors

In April 2018, the SEC issued several proposals designed to enhance protections for retail investors in their relationships with financial professionals, including broker-dealers and investment advisers, with respect to both retirement and non-retirement accounts. The issuance of the SEC’s proposals followed a decision handed down in March 2018 by the U.S. Fifth Circuit Court of Appeals invalidating the U.S. Department of Labor’s “fiduciary rule” and related prohibited transaction class exemptions that had taken effect in June 2017. The most significant of the SEC’s proposals is a proposed “best interest” standard of conduct for broker-dealers and their representatives that would enhance the current “suitability” standard to which broker-dealers are subject by imposing an explicit care obligation and additional disclosure and conflict of interest mitigation or elimination requirements on broker-dealers that make securities recommendations to retail investors. In addition to the SEC’s proposals, several states have adopted or are considering rules that would establish heightened or more explicit standards of conduct for financial intermediaries operating in such states. It is unclear how these state initiatives will be affected once the SEC’s “best interest” standard of conduct for broker-dealers and investment adviser interpretation are finalized and issued. We and our asset managers may be adversely impacted by such SEC and state regulatory initiatives in the retail investment space to the extent that they lead to changes in investment preferences on the part of financial intermediaries and investors and increased pressure on product fees and expenses.

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
British Exit from the European Union

The United Kingdom (“U.K.”) held a referendum in June 2016 in which voters approved an exit from the EU ("Brexit"), which resulted in significant volatility in several international markets. On March 29, 2017, the U.K. delivered notice under Article 50 of the Lisbon Treaty of its intent to leave the EU, beginning a two-year negotiation period for the U.K. and the 27 remaining members of the EU to reach agreement on the terms of the exit. On March 23, 2018, the UK and the EU leaders endorsed a 21-month transition period that would begin on March 29, 2019 and end on December 31, 2020 and adopted negotiating guidelines on the future EU-UK relationship.  The terms of this transitional arrangement were not binding unless by March 31, 2019, a formal withdrawal agreement between the UK and the European Economic Area (“EEA”)had been negotiated in full and agreed, ratified by the European Parliament and the European Council; and ratified by the UK (which is likely to require an Act of Parliament). The UK and EU leaders were unable to negotiate a formal withdrawal agreement by March 31, 2019 but agreed to extend the Brexit date to October 31, 2019 to provide them more time to complete negotiations. Accordingly, there is substantial uncertainty surrounding the terms upon which the UK will ultimately exit the EU and whether an agreement will be reached by the October 31, 2019 extended Exit Deadline.

As a result of Brexit, we have, and may continue to, incur additional costs due to having to locate more activities within the EU. There could also be changes to UK and EU immigration policies as a result of Brexit, which could lead to restrictions on the free movement of investment and support staff between the UK and the EU. We will continue to monitor the potential impact of Brexit on our business operations and financial condition and have implemented a number of steps to prepare for various outcomes, including establishing an office in Dublin, Ireland, effecting organizational, governance and operational changes, applying for and receiving licenses and permissions in the EU, and engaging in client communications. These steps, many of which have been time-consuming and costly, are expected to add complexity to our European operations.

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

In addition, our asset managers also may be subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, particularly insofar as they act as a “fiduciary” or “investment manager” under ERISA with respect to benefit plan clients. ERISA imposes duties on persons who are fiduciaries of ERISA plan clients, and ERISA and related provisions of the Internal Revenue Code prohibit certain transactions involving the assets of ERISA plan and Individual Retirement Account (“IRA”) clients and certain transactions by the fiduciaries (and several other related parties) to such clients. Non-compliance with such ERISA and Internal Revenue Code provisions could result in sanctions, damages, disgorgement, penalties, fines, excise taxes and reputational damage.

In October 2016, the SEC adopted a new rule (and amendments to existing rules) designed to promote effective liquidity risk management throughout the open-end fund industry, thereby reducing the risk that funds will be unable to meet redemption obligations and mitigating dilution of the interests of fund shareholders. The amendments also seek to enhance disclosure regarding fund liquidity and redemption practices. New rule 22e-4 requires each registered open-end fund, including open-end ETFs (but not including money market funds), to establish a liquidity risk management program. The Commission also adopted amendments to existing rule 22c-1 to permit a fund, under certain circumstances, to use “swing pricing,” the process of adjusting the NAV of a fund’s shares to effectively pass on the costs stemming from shareholder purchase or redemption activity to the shareholders associated with that activity. The funds were required to comply with certain aspects of rule 22e-4 beginning on December 1, 2018, and other aspects of the Rule beginning on June 1, 2019. The SEC delayed the effective date of the amendments that will permit funds to use swing pricing to provide funds, intermediaries and service providers time to work through operational issues. The potential impact of the new and amended rules on the funds and/or our business is unclear.

Existing International Regulation

In our international business, we have fund management, asset management, broker-dealer and distribution subsidiaries domiciled in a number of jurisdictions, including Australia, Brazil, Canada, Japan, Hong Kong, Ireland, Singapore, Taiwan and the United Kingdom. These subsidiaries are subject to extensive regulation under the laws of, and to supervision by, governmental authorities and regulatory agencies in each of these jurisdictions, including the Australian Securities & Investments Commission for our Australian businesses, the Comissão de Valores Mobiliários for Brazilian business, the Ontario Securities Commission in Canada for our Canadian business, the Financial Services Agency for our Japanese business, the Securities Futures Commission for our Hong Kong business, the Central Bank of Ireland for our Irish business, the Monetary Authority of Singapore for our Singapore business, the Financial Supervisory Commission for our Taiwan business and the Financial Conduct Authority for our UK business. Our international subsidiaries are also authorized or licensed to offer their products and services in several other countries around the world, and thus are subject to the laws of, and to supervision by, governmental authorities in these additional countries.

Our offshore proprietary funds are also subject to the laws and regulatory bodies of the jurisdictions in which they are domiciled and, for funds listed on exchanges, to the rules of the applicable exchanges. Certain of our funds domiciled in Ireland are also registered for public sale in several countries around the world and are subject to the laws of, and supervision by, the governmental authorities of those countries. All of these non-U.S. governmental authorities generally have broad supervisory and disciplinary powers, including, among others, the power to set minimum capital requirements, to temporarily or permanently revoke the authorization to carry on regulated business, to suspend registered employees, and to invoke censures and fines for both the regulated business and its registered employees.

Our European businesses, as well as our Irish and UK proprietary funds, are subject to numerous EU regulations, including mainly the Markets in Financial Instruments Directive (“MiFID”), the Alternative Investment Fund Managers Directive (“AIFMD”) and the Undertaking For Collective Investment in Transferable Securities Directive (“UCITS Directive”).

MiFID

Certain of our subsidiaries that provide investment services to clients in the EEA must comply with MiFID, which regulates the provision of investment services and activities throughout the EEA. MiFID originally became effective in 2007 and its was enhanced through adoption of MiFID II, which became effective in January 2018. MiFID II built upon many of the initiatives introduced through MiFID and introduced a number of changes that significantly impacted the EU securities and derivatives markets, including (i) enhanced investor protection and governance standards, (ii) prescriptive rules regarding the ability of asset management firms to receive and pay for investment research relating to all asset classes, (iii) rules on the identification and monitoring of target markets for MiFID financial instruments by MiFID investment firms who manufacture and/or distribute such instruments, (iv) enhanced regulation of algorithmic trading, (v) the movement of trading in certain shares and derivatives on to regulated execution venues, (vi) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (vii) restrictions on the use of so-called dark pool trading, (viii) the creation of a new type of trading venue called the Organized Trading Facility for non-equity financial instruments, (ix) new commodity derivative position limits and reporting requirements, (x) a move away from vertical silos in execution, clearing and settlement, (xi) an enhanced role for the European Securities and Markets Authority (“ESMA”) in supervising EU securities and derivatives markets and (xii) new requirements regarding non-EU investment firms’ access to EU financial market. Compliance with MiFID II has increased the costs some of our affiliates, as they have had to start paying for third-party investment research to comply with the MiFID II inducement rules.

Alternative Investment Fund Managers Directive

The AIFMD regulates managers of, and service providers to, a broad range of alternative investment funds (“AIFs”) domiciled within and (depending on the precise circumstances) outside the EU. The AIFMD also regulates the marketing of all AIFs inside the EEA. The AIFMD’s scope is broad and, with a few exceptions, covers the management, administration and marketing of AIFs. In particular, the AIFMD introduced new rules governing (1) the registration and licensing of alternative investment fund managers (“AIFMs”), (2) conduct of business (fair treatment of investors, conflicts of interest, remuneration, risk management, valuation, disclosure to investors and regulators) for AIFMs, (3) regulatory capital requirements for AIFMs, (4) the safekeeping of investments (via the mandatory appointment of depositaries and custodians), (5) delegation of certain tasks, including portfolio management and risk management, (6) the marketing of AIFs to professional investors within the EEA via a passport regime, and (7) the use of leverage by AIFMs for all AIFs under management.

We and our affiliates currently operate licensed AIFMs in Ireland, the UK and France. We have incurred, and expect to continue to incur, additional expenses related to satisfying these new compliance and disclosure obligations and the associated risk management and reporting requirements.

Undertakings for Collective Investment in Transferable Securities

The UCITS Directive established a single EU-wide market for the sale of EU domiciled mutual funds (“UCITS funds”) to retail and institutional investors under a common, harmonized set of rules that govern the management, administration and marketing of UCITS funds. We currently operate proprietary UCITS funds in Ireland and the UK that are authorized by the Central Bank of Ireland and the UK’s Financial Conduct Authority, respectively.

The UCITS Directive established rules that govern (1) the registration and licensing of UCITS management companies and UCITS funds, (2) conduct of business (fair treatment of investors, conflicts of interest, remuneration, risk management, valuation, disclosure to investors and regulators) for UCITS, (3) regulatory capital requirements for UCITS management companies, (4) the custody and safekeeping of investments held by UCITS funds, (5) delegation of certain tasks, including portfolio management and risk management, (6) the marketing of UCITS to retail and institutional investors within the EEA via a passport notification regime, and (7) the use of leverage by UCITS.

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

Additional Information
The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers with the SEC, at www.sec.gov. We make available, free of charge on our website, http://www.leggmason.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and our proxy statements. These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Investors can find this information under the “Investor Relations” section of our website. In addition, the Legg Mason, Inc. Corporate Governance Principles, our Code of Conduct for all employees and directors, and the charters for the committees of our Board of Directors are also available on our corporate website at http://www.leggmason.com under “About - Investor Relations - Governance - Corporate Governance”. A copy of any of these materials may also be obtained, free of charge, by sending a written request to Corporate Secretary, Legg Mason, Inc., 100 International Drive, Baltimore, MD 21202. The information on our website is not incorporated by reference into this Report.

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

Risks Related to our Asset Management Business

Poor Investment Performance Could Lead to a Loss of Assets Under Management and a Decline in Revenues

We believe that investment performance is one of the most important factors for the maintenance and growth of our AUM. Poor investment performance, either on an absolute or relative basis, could impair our revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment advisory and other fees;

•	our ability to attract funds from existing and new clients might diminish; and

•	negative absolute investment performance will directly reduce our managed assets and revenues.

If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. From time to time, several of our asset managers have generated poor investment performance, on a relative basis or an absolute basis, in certain products or accounts that they managed, which contributed to a significant reduction in their AUM and revenues and a reduction in performance fees, and some of our asset managers currently face these issues. We face periodic performance issues with certain of our products, and there is typically a lag before improvements in investment performance produce a positive effect on asset flows. In addition, the asset management industry has experienced a continued weakening in the correlation between strong investment performance and increased asset flows. There can be no assurances as to when, or if, investment performance issues will cease to negatively influence our AUM and revenues.

Assets Under Management May Be Withdrawn, Which May Reduce our Revenues and Net Income

Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of AUM, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third-party distributors with whom we have relationships, loss of key investment management or other personnel and financial market performance. In addition, there has been a trend of investors shifting to alternative, passive, and smart beta strategies. As a result, some actively managed core equities and fixed income portfolios are declining as a share of global AUM. In addition, in a declining securities market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts.

We have experienced net outflows of equity AUM for the last 14 fiscal years due in part to investment performance issues. During fiscal years 2019 and 2018, we had $8.0 billion and $22.6 billion of net client outflows, respectively, primarily in equity and fixed income assets in fiscal year 2019 and primarily in liquidity assets in fiscal year 2018.

If we Are Unable to Maintain our Fee Levels or If our Asset Mix Changes, our Revenues and Margins Could Be Reduced

Our profit margins and net income are dependent in significant part on our ability to maintain current fee levels for the products and services that our asset managers offer. There has been a trend toward lower fees in many segments of the asset management industry and there is fee pressure in many portions of the active equity and fixed income industry, driven in part by inflows into low-fee passive asset management products and we face continued market pressure with respect to fee levels for many products. In addition, in the ordinary course of our business, we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. No assurances can be given that we will be able to maintain our current fee structure. Competition could lead to our asset managers reducing the fees that they charge their clients for products and services. See “Competition in the Asset Management Industry Could Reduce our Revenues and Net Income.” In addition, our asset managers may be required to reduce their fee levels, or restructure the fees they charge, because of, among other things, regulatory initiatives or proceedings that are either industry-wide or specifically targeted, or court decisions. A reduction in the fees that our asset managers charge for their products and services will reduce our revenues and could reduce our net income. These factors also could inhibit our ability to increase fees for certain products.

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

Our Mutual Fund Management Contracts May Not Be Renewed, Which May Reduce our Revenues and Net Income
A substantial portion of our revenue comes from managing U.S. mutual funds. We generally manage these funds pursuant to management contracts with the funds that must be renewed and approved by the funds' boards of directors annually. A majority of the directors of each mutual fund are independent from us. Although the funds' boards of directors have historically approved each of our management contracts, there can be no assurance that the board of directors of each fund that we manage will continue to approve the funds’ management contracts each year or will not condition its approval on the terms of the management contract being revised in a way that is adverse to us. If a mutual fund management contract is not renewed or is revised in a way that is adverse to us, it could result in a reduction in our revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

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

In addition, as of March 31, 2019, a substantial portion of our invested assets consisted of securities and other seed capital investments. A decline in the value of alternatives, equity or fixed income securities could lower the value of these investments and result in declines in our non-operating income and net income. Increases or decreases in the value of these investments could increase the volatility of our earnings.

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

The low interest rate environment experienced in recent years adversely affected the yields of money market funds, which are based on the income from the underlying securities less the operating costs of the funds. When short-term interest rates are at or near zero, the operating expenses of money market funds may become greater than the income from the underlying securities, which reduces the yield of the money market funds to very low or negative levels. In addition, bank deposits may become more attractive to investors and money market funds could experience redemptions, which could decrease our revenues and net income. During fiscal year 2014 through fiscal year 2017, we voluntarily waived certain fees or assumed expenses of money market funds for competitive reasons, such as to maintain competitive yields, which reduced our advisory fee income and net income. The actual amount of fees waived was dependent on a number of variables including, among others, changes in the net assets held by our money market funds, changes in market yields, changes in the expense levels of the funds, and our willingness to voluntarily continue such fee waivers. Given the current higher interest rate environment, fee waivers for competitive reasons did not continue into fiscal years 2018 and 2019.

Competition in the Asset Management Industry Could Reduce our Revenues and Net Income

The asset management industry in which we are engaged is extremely competitive and we face substantial competition in all aspects of our business. We compete based on a number of factors, including: investment performance, the level of fees charged, the quality and diversity of services and products provided, name recognition and reputation, and the ability to develop new investment strategies and products to meet the changing needs of investors. The introduction of new technologies, as well as regulatory changes, have altered the competitive landscape for asset managers, which may lead to fee compression or require us to spend more to modify or adapt our product offerings to attract and retain customers and remain competitive with products and services offered by other financial institutions, technology companies, trading, advisory or asset management firms. Our competition includes numerous international and domestic asset management firms and broker-dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other investment companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by our asset managers and have substantially more personnel and greater financial resources than we do. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. From time to time, our asset managers also compete with each other for clients and assets under management. Our ability to compete may be adversely affected if, among other things, our asset managers lose key employees or, as has been the case for certain of the products managed by our asset managers, under-perform in comparison to relevant performance benchmarks or peer groups.

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

Failure to Properly Address the Increased Transformative Pressures Affecting the Asset Management Industry Could Negatively Impact our Business

The asset management industry is facing transformative pressures and trends from a variety of different sources including:

•	Increased fee pressure;

•	Increased demand from clients and distributors for client engagement and value-added services;

•	Divergent central bank monetary policies between the U.S Federal Reserve and the central banks of other developed economies;

•	A continued shift away from actively managed core equities and fixed income strategies and towards alternative, passive, and smart beta strategies;

•	A trend towards institutions developing fewer relationships and partners and reducing the number of investment managers they work with;

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

As a result of the trends and pressures discussed above, the asset management industry is facing an increased level of disruption. If we are unable to adapt our strategy and business to adequately address these trends and pressures listed above, we may be unable to satisfactorily meet client needs, our competitive position may weaken, and our business results and operations may be adversely affected.

We May Support Government and Retail Money Market Funds to Maintain Their Stable Net Asset Values, or Other Products We Manage, Which Could Affect our Revenues or Operating Results

Approximately 5% of our AUM as of March 31, 2019, consisted of assets in government or retail money market funds. Money market funds seek to preserve a stable net asset value. While the SEC has implemented rules requiring any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund that is registered under the Investment Company Act of 1940 to utilize market-based valuations to calculate a floating NAV, government and retail money market funds can continue using current pricing and accounting methods to seek to maintain a stable NAV. Market conditions could lead to severe liquidity or security pricing issues, which could impact the NAV of money market funds. If the NAV of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in AUM and reputational harm, which could have a material adverse effect on our revenues or net income.

If a government or retail money market fund's stable NAV comes under pressure, we may elect, as we have done in the past, to provide credit, liquidity, or other support to the fund. We may also elect to provide similar or other support, including by providing liquidity to a fund, to other products we manage for any number of reasons. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely affect our earnings. In addition, certain proposed regulatory reforms could adversely impact the operating results of our money market funds. See “Item 1. Business - Regulation - Existing U.S. Regulation.”

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

Performance-Based Fee Arrangements May Increase the Volatility of our Revenues

A portion of our total revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset manager's ability to earn performance fees in future periods may be impaired. As of March 31, 2019, approximately 12% of our long-term AUM was in accounts or products that are eligible to earn performance fees. Performance fees earned on historic AUM in place as of the closing of the acquisition of Clarion Partners on April 13, 2016 are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement. We expect the pass through to phase out approximately five years post-closing. Excluding AUM eligible to earn performance fees passed through as compensation, approximately 8% of our long-term AUM was in accounts that were eligible to earn performance fees at some point during fiscal year 2019. We earned $84.9 million, $227.8 million and $108.3 million in performance fees during fiscal years 2019, 2018 and 2017, respectively. Of the $84.9 million in performance fees earned during fiscal year 2019, $49.0 million was passed through to the Clarion Partners management team. An increase or decrease in performance fees, or in performance-based fee arrangements with our clients, could create greater fluctuations in our revenues.

We Rely Significantly on Third Parties to Distribute Mutual Funds and Certain Other Products

Our ability to market and distribute mutual funds and certain other investment products that we manage is significantly dependent on access to third-party financial intermediaries that distribute these products. These distributors are generally not contractually required to distribute our products, and typically offer their clients various investment products and services, including proprietary products and services, in addition to and in competition with our products and services. Relying on third-party distributors also exposes us to the risk of increasing costs of distribution, as we compensate them for selling our products and services in amounts that are agreed between them and us but which, in many cases, are largely determined by the distributor. There has been a continuing trend of increasing fees paid to certain distributors in the asset management business, and certain of our distribution costs have increased as a result. While the third-party distributors are compensated for distributing our products and services, there can be no assurances that we will be successful in distributing our products and services through them. In addition, mergers and other corporate transactions among distributors may affect our distribution relationships. If we are unable to distribute our products and services successfully, it will adversely affect our revenues and net income, and any increase in distribution-related expenses could adversely affect our net income.

Our Funds-of-Hedge Funds Business Entails a Number of Additional Risks

EnTrust Global operates a portion of its business in the international funds-of-hedge funds business, which is subject to a number of regulatory authorities and requirements in different jurisdictions. The funds-of-hedge funds business typically involves clients being charged fees on two levels - at the funds-of-funds level and at the underlying funds level. These fees may include management fees and performance fees. There can be no assurance that EnTrust Global will not be forced to change its fee structures by competitive or other pressures or that EnTrust Global's fee structures will not hamper its growth. The funds-of-hedge funds industry has been under significant pressure in recent years and has seen significant outflows. There can be no assurance that this pressure will not continue. In addition, EnTrust Global may generate significant performance fees from time to time, which could increase the volatility of our revenues. See “Performance-Based Fee Arrangements May Increase the Volatility of our Revenues.”

Risks Related to our Company

Our Leverage May Affect our Business and May Restrict our Operating Results

At March 31, 2019, on a consolidated basis, we had approximately $2.2 billion in total indebtedness, and total stockholders' equity of $3.7 billion, and our goodwill and other intangible assets were $1.9 billion and $3.4 billion, respectively. We also have an additional $500.0 million of borrowing capacity available under our revolving credit facility. As a result of this substantial indebtedness, we are currently required to use a portion of our cash flow to service interest on our debt, which will limit the cash flow available for other business opportunities. In addition, these servicing obligations will increase in the future as the principal payments on this debt become due or if we incur additional indebtedness.

Our ability to make scheduled payments of principal, to pay interest, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control and by a variety of factors specific to our business.

The level of our indebtedness could:

•
limit our ability to obtain additional debt financing in the future or to borrow under our existing credit facilities (our principal bank debt facility requires that (i) our ratio of net debt (total debt less the amount of unrestricted cash in excess of the greater of subsidiary cash or $300 million, the lesser of 50% of the aggregate  amount of our seed capital investments or $125 million, and an amount equal to 50% of our hybrid capital securities) to Consolidated EBITDA (as defined therein) not exceed 3 to 1 , and (ii) our ratio of Consolidated EBITDA to total cash interest payments on certain Indebtedness (as defined therein) exceeds 4.0 to 1);

•	limit cash flow available for general corporate purposes due to the ongoing cash flow requirements for debt service;

•	limit our flexibility, including our ability to react to competitive and other changes in the industry and economic conditions; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

As of March 31, 2019, under the terms of our bank credit agreement our ratio of net debt to Consolidated EBITDA was 2.5 to 1 and our ratio of Consolidated EBITDA to interest expense was 5.4 to 1, and, therefore, Legg Mason was in compliance with its bank financial covenants. If our net income significantly declines for any reason, it may be difficult to remain in compliance with these covenants. Similarly, to the extent that we spend our available cash for purposes other than repaying debt or acquiring businesses that increase our EBITDA, we will increase our net debt to Consolidated EBITDA ratio. Although there are actions that we may take if our financial covenant compliance becomes an issue, there can be no assurance that Legg Mason will remain in compliance with its bank debt covenants.

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

Loss of Key Personnel Could Harm our Business

We are dependent on the continued services of our key asset management personnel and our management team. The loss of any of such personnel without adequate replacement could have a material adverse effect on us. Moreover, since certain of our asset managers operate with lean management teams and contribute significantly to our revenues and net income, the loss of even a small number of key personnel at these businesses could have a disproportionate impact on our overall business. Additionally, we need qualified managers and skilled employees with asset management experience in order to operate our business successfully. The market for experienced asset management professionals is extremely competitive and is increasingly characterized by the movement of employees among different firms. Due to the competitive market for asset management professionals and the success of some of our employees, our costs to attract and retain key employees are significant and will likely increase over time. From time to time, we may work with key employees to revise revenue sharing arrangements and other employment-related terms to reflect current circumstances, including in situations where a revenue sharing arrangement may result in insufficient revenues being retained by the subsidiary. In addition, since the investment track record of many of our products and services is often attributed to a small number of individual employees, and sometimes one person, the departure of one or more of these employees could cause the business to lose client accounts or managed assets, which could have a material adverse effect on our results of operations and financial condition. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations and financial results would be materially adversely affected.

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

There have been a number of recent highly publicized cases involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by terrorist organizations and hostile foreign governments. . Cyber-security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. We have been the target of attempted cyber-attacks and must monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt our operations and adversely affect our business. Although we take protective measures and endeavors to strengthen our computer systems, software, technology assets and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective.

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

Failure to Establish Adequate Controls and Risk Management Policies, or the Circumvention of Controls And Policies Could Have an Adverse Effect on our Reputation and Financial Position.

We have a multiple risk management process and continue to enhance various controls, procedures, policies and systems to monitor and manage risks to our business; however, we cannot be assured that such controls, procedures, policies and systems will successfully identify and manage internal and external risks to our business. We are subject to the risk that our employees, contractors or other third parties may deliberately seek to circumvent established controls to commit fraud (including through cyber breaches) or act in ways that are inconsistent with our controls, policies and procedures. Persistent or repeated attempts involving conflicts of interests, circumvention of policies and controls or fraud could have a materially adverse impact on our reputation and could lead to costly regulatory inquiries.

We May Incur Charges Related to Leased Facilities

We continue to be exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. As of March 31, 2019, our future commitments from third parties under non-cancellable subleases were approximately $98 million, which partially offsets obligations under our leases for the properties. As of March 31, 2019, our total future lease commitments for office space that we vacated and are seeking to sublease were approximately $7 million, of which we reserved approximately $4 million through lease charges to our earnings in fiscal year 2019. Under generally accepted accounting principles, at the time a sublease is entered into or space is deemed permanently abandoned, we must incur a charge equal to the present value of the amount by which the commitments under the lease exceeds the amount due, or amount expected to be received, under a sublease. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. There can be no assurance that we will not recognize additional lease-related charges, which may be material to our results of operations.

Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets

Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the quarter ended December 31, 2018, we incurred $365.2 million of aggregate impairment charges. These impairment charges were comprised of $274.6 million and $18.2 million associated with our combined EnTrust Global indefinite-life fund management contracts asset and trade name asset, respectively, and $65.0 million, $6.4 million, and $1.0 million, associated with our RARE Infrastructure indefinite-life fund management contracts asset, amortizable fund management contracts asset, and trade name asset, respectively. In addition, the implied fair value of our Global Asset Management reporting unit exceeded the carrying value by 4% at December 31, 2018, the date of our most recent impairment testing. Changes in the assumptions underlying projected cash flows from the assets or reporting unit, resulting from market conditions, reduced AUM or other factors, could result in an impairment of any of these assets.

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

Our Deferred Tax Assets May Not Be Fully Realizable

As of March 31, 2019, we had approximately $595 million in U.S. federal deferred tax assets, which represent tax benefits that we expect to realize in future periods. Under accounting rules, we are required to recognize a charge to earnings to reduce our deferred tax assets if it is determined that any future tax benefits are not likely to be realized before they expire. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated. Those resulting from foreign tax credits generally expire 10 years after they are generated. In order to realize these future tax benefits, we estimate that we must generate approximately $4.1 billion in future U.S. earnings, of which $0.3 billion must be foreign sourced earnings, before the benefits expire. There can be no assurances that we will achieve this level of earnings before some portion of these tax benefits expires. In addition, our belief that we will likely be able to realize these future tax benefits is based in part upon our estimates of the timing of other differences in revenue and expense recognition between tax returns and financial statements, certain planning strategies and our understanding of the application of tax regulations and ability to implement certain tax planning strategies, which may be revised to incorporate future changes in tax or accounting regulations. In addition, the value of our deferred tax assets is based on enacted corporate tax rates for future periods. Legislative changes related to these rates would require a measurement of our deferred tax assets in the period of enactment. On December 22, 2017, the U.S. government enacted a comprehensive tax legislation, H.R.1 “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Law”). The Tax Law makes broad and complex changes to the U.S. tax code, including, a lower corporate rate that resulted in a reduction of the value of our tax shield, which is our estimate of the future value of our tax benefits.

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

We Are Exposed to a Number of Risks Arising From our International Operations

Our asset managers operate in a number of jurisdictions outside of the United States on behalf of international clients. We have offices in numerous countries and many cross border and local proprietary funds that are domiciled outside the United States. Our international operations require us to comply with the legal requirements of various foreign jurisdictions, expose us to the political consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences which, among other things, make it more difficult to repatriate to the United States the cash that we generate outside the U.S. At March 31, 2019, our total liquid assets, which include cash, cash equivalents and certain current investment securities, were $1.1 billion. These liquid assets included approximately $345 million of cash and investments held by our foreign subsidiaries, some of which, if repatriated, may be subject to material tax effects.

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

Legal and Regulatory Risks

Regulatory Matters May Negatively Affect our Business and Results of Operations

Our business is subject to regulation by various regulatory authorities around the world that are charged with protecting the interests of our clients. We could be subject to civil liability, criminal liability, or sanction, including revocation of our subsidiaries' registrations as investment advisers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, reputation, and business prospects. In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. Our profitability could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce. In particular, we have incurred, and will continue to incur, significant additional costs as a result of regulatory changes affecting U.S. mutual funds, changes to European mutual fund regulation and recent changes to data privacy regulation in the U.K. and the EU which came into effect in May 2018.

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

Our Business Involves Risks of Being Engaged in Litigation, Regulatory Proceedings and Tax Disputes, Which May Result in Liability That Could Increase our Expenses and Reduce our Net Income

Many aspects of our business involve substantial risks of liability. In the normal course of business, our asset managers are from time to time named as defendants or co-defendants in lawsuits, or are involved in disputes that involve the threat of lawsuits, seeking substantial damages. We are also involved from time to time in governmental and self- regulatory organization investigations and proceedings. No assurances can be given as to how any regulatory matter, might be resolved or the effect it may have on us or our business. In addition, we are involved in a tax dispute in Brazil arising from matters relating to the tax deductibility of goodwill amortization with respect to the Brazilian business of our subsidiary, Western Asset Management. The assessments that were subject to the dispute for the years 2007 and 2008 were withdrawn after we received a favorable ruling in administrative court. The assessments for the years 2009 through 2010 were recently upheld by the judgment of the same level administrative court (but by a different panel) that overruled the assessments for the previous period. We are in the process of appealing this result. The net amount of tax, interest and penalty at issue in the years subject to our appeal is over $13 million. Additionally, new assessments were issued for the years 2011 through 2014 and the net amount at issue in those years is over $26 million. It may take another three to five years or longer to achieve final resolution of this matter as it potentially could go through multiple levels of appeal. During that time, the current $39 million amount in dispute could increase due to additional interest accruals. While there can be no assurance of the timing or outcome of this dispute, or that we will receive additional favorable judgments in connection with this matter, we and our local advisors continue to believe that our tax position is correct, and it is more likely than not that we will not be required to pay the taxes in question or any related interest and penalties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We lease all of our office space. Our headquarters and certain other functions are located in an office building in Baltimore, Maryland, in which we currently hold under lease approximately 346,000 square feet, of which approximately 175,000 square feet has been subleased to third parties and for which we are seeking tenants to sublease an additional 14,000 square feet of the space.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

Information (not included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:

Frances Cashman, age 58, was appointed Global Head of Marketing and Communications in May 2017. Ms. Cashman is responsible for Legg Mason’s communications, marketing, digital experience and brand. Ms. Cashman joined Legg Mason in 1995 and except for a brief period at Stifel Nicholas from 2005 to 2010, has served in a variety of sales management roles for Legg Mason, including, most recently, Co-Head of US Sales.

Thomas K. Hoops, age 54, was appointed Executive Vice President and Head of Business and Product Development in January 2014. From March 2000 through January 2014, Mr. Hoops held a variety of positions at Wells Fargo Corporation and its predecessors, most recently as Head of Affiliated Managers at Wells Fargo Asset Management. Prior to joining Wells Fargo / Wachovia, he was a Managing Director at a boutique investment bank which specialized in M&A advisory services for emerging growth and middle-market companies and their owners. He began his career as a credit analyst at First Union National Bank in Charlotte.

Terence Johnson, age 47, was appointed Head of Global Distribution in March 2013 and elected Executive Vice President in April 2013. Since October 2012, he had been serving as interim Head of Global Distribution, overseeing U.S. Distribution, International Distribution, Global Product Development, Marketing, and Administration and Operations of the division. Prior to that, Mr. Johnson headed International Distribution at Legg Mason. Mr. Johnson joined Legg Mason in December 2005 from Citigroup Asset Management following its acquisition by Legg Mason.

John Kenney, age 54, was appointed Global Head of Affiliate Strategic Initiatives in April 2015. Mr. Kenney is a member of the board of directors of each of Legg Mason’s asset managers and provides ongoing strategic support and guidance on business development and operating issues. From 2002 until 2005, Mr. Kenney served in a variety of sales and sales management roles at Legg Mason, including as Managing Director, Co-National Sales Manager of the Legg Mason Fixed Income Capital Markets Group, the capital markets business sold by Legg Mason in 2005. He rejoined Legg Mason in 2011, serving in a variety of roles, including as a Managing Director in Legg Mason’s Corporate Strategy and Business Development Group and as the chief executive officer and head of Legg Mason Global Asset Allocation.

Patricia Lattin, age 54, was appointed Head of Global Human Resources in January 2009 and Chief Human Resources Officer in June 2017. Ms. Lattin oversees Legg Mason's Human Resources department and leads the firm's efforts in Corporate Social Responsibility and Philanthropy. Ms Lattin joined Legg Mason in 1997 and has served in a variety of positions in Legg Mason's Human Resources department, including Head of Employee Relations, Director of Human Resources Administration which included Director of Benefits and Director of Employment.

Thomas C. Merchant, age 51, was appointed General Counsel in March 2013 and elected Executive Vice President in April 2013. Mr. Merchant continues to serve as Corporate Secretary, a position he has held since 2008. Mr. Merchant oversees Legg Mason's legal and compliance departments. Mr. Merchant previously served as Corporate General Counsel and Deputy General Counsel. Mr. Merchant joined Legg Mason as Associate General Counsel in 1998.

Peter H. Nachtwey, age 63, was elected Chief Financial Officer and Senior Executive Vice President of Legg Mason in January 2011 when he joined the firm. From July 2007 through December 2010, Mr. Nachtwey served as Chief Financial Officer of The Carlyle Group, an alternative investment management firm, where he had responsibility for all of the financial and a number of the operational functions at the firm. Prior to The Carlyle Group, Mr. Nachtwey spent more than 25 years at Deloitte & Touche, LLP, an accounting firm, most recently as Managing Partner of the Investment Management practice.

Ursula Schliessler, age 60, was appointed Chief Administrative Officer and elected Executive Vice President in April 2015. Ms. Schliessler oversees Legg Mason's technology, global data solutions, real estate, risk management, internal audit and global fund operations and strategic project management. Prior to her appointment as Chief Administrative Officer, Ms. Schliessler served as Head of Global Distribution Business Management for Legg Mason, managing day to day operations and aligning strategic initiatives to support the growth of Legg Mason's retail business. Ms. Schliessler has been in senior roles with Legg Mason or predecessor firms since 1988, with a brief interruption between 2007 and 2010.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2019, there were approximately 1,200 holders of record of Legg Mason common stock. Information with respect to our dividends is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal Year 2019
Cash dividend declared per share	$0.34	$0.34	$0.34	$0.34
Fiscal Year 2018
Cash dividend declared per share	$0.28	$0.28	$0.28	$0.28
We expect to continue paying cash dividends. However, the declaration of dividends is subject to the discretion of our Board of Directors. In determining whether to declare dividends, or how much to declare in dividends, our Board will consider factors it deems relevant, which may include our results of operations and financial condition, our financial requirements, general business conditions and the availability of funds from our subsidiaries, including all restrictions on the ability of our subsidiaries to provide funds to us. On May 13, 2019, our Board of Directors declared a regular, quarterly dividend of $0.40 per share, increasing the regular, quarterly dividend paid on shares of our common stock by 18%.
Purchases of our Common Stock
The following table sets out information regarding our purchases of Legg Mason common stock during the quarter ended March 31, 2019:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value that may yet be purchased under the plans or programs
January 1, 2019 Through January 31, 2019	311	$25.43	—	$—
February 1, 2019 Through February 28, 2019	674	29.94	—	—
March 1, 2019 Through March 31, 2019	—	—	—	—
Total	985	$28.51	—

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.

ITEM 6. SELECTED FINANCIAL DATA.
(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years ended March 31,
	2019	2018	2017	2016	2015
OPERATING RESULTS
Operating Revenues	$2,903,259	$3,140,322	$2,886,902	$2,660,844	$2,819,106
Operating expenses, excluding impairment	2,434,957	2,587,321	2,429,659	2,239,013	2,320,887
Impairment of intangible assets	365,200	229,000	35,000	371,000	—
Operating Income	103,102	324,001	422,243	50,831	498,219
Non-operating expense, net, including $107,074 debt extinguishment loss in July 2014	(74,042)	(99,942)	(64,694)	(68,806)	(136,114)
Non-operating income (expense) of consolidated investment vehicles, net	(565)	9,781	13,329	(7,243)	5,888
Income (Loss) before Income Tax Provision (Benefit)	28,495	233,840	370,878	(25,218)	367,993
Income tax provision (benefit)	20,561	(102,510)	84,175	7,692	125,284
Net Income (Loss)	7,934	336,350	286,703	(32,910)	242,709
Less: Net income (loss) attributable to noncontrolling interests	36,442	51,275	59,447	(7,878)	5,629
Net Income (Loss) Attributable to Legg Mason, Inc.	$(28,508)	$285,075	$227,256	$(25,032)	$237,080

PER SHARE
Net Income (Loss) per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	$(0.38)	$3.03	$2.19	$(0.25)	$2.06
Diluted	$(0.38)	$3.01	$2.18	$(0.25)	$2.04
Weighted-Average Number of Shares Outstanding: (1)
Basic	85,423	90,734	100,580	107,406	112,019
Diluted	85,423	91,194	100,799	107,406	113,246
Dividends declared	$1.36	$1.12	$0.88	$0.80	$0.64
BALANCE SHEET
Total Assets	$7,794,122	$8,152,534	$8,290,415	$7,520,446	$7,064,834
Long-term debt, net	2,221,752	2,221,810	2,221,867	1,740,985	1,048,946
Total Stockholders' Equity Attributable to Legg Mason, Inc.	3,659,755	3,824,405	3,983,374	4,213,563	4,484,901
FINANCIAL RATIOS AND OTHER DATA
Operating Margin	3.6%	10.3%	14.6%	1.9%	17.7%
Operating Margin, as Adjusted (2)	21.1%	24.6%	19.7%	18.6%	23.0%
Cash provided by operating activities	$560,866	$489,368	$534,818	$442,994	$492,067
Adjusted EBITDA(2)	622,224	637,228	560,240	561,432	658,262
Total debt to total capital (3)	38.1%	38.4%	36.2%	29.9%	19.1%
Assets under management (in millions)	$757,982	$754,131	$728,406	$669,615	$702,724
Full-time employees	3,246	3,275	3,338	3,066	2,982

(1)
Basic and diluted shares are the same for periods with a Net Loss Attributable to Legg Mason, Inc. See Note 13 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data.

(2)
Operating Margin, as Adjusted, and Adjusted EBITDA are non-GAAP performance measures. See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)	Calculated based on total gross debt as a percentage of total capital (total stockholders' equity attributable to Legg Mason, Inc. plus total gross debt) as of March 31.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW
Legg Mason, Inc. is a global asset management firm that primarily operates through nine independent asset management subsidiaries (collectively with its subsidiaries, “Legg Mason”). We help investors globally to pursue better financial outcomes by expanding choice across investment strategies, vehicles and investor access through independent asset managers with diverse expertise in equity, fixed income, alternative and liquidity investments. Acting through our independent investment managers, which we often refer to as our affiliates, we deliver our investment capabilities through varied products and vehicles and via multiple points of access, including directly and through various financial intermediaries. Our investment advisory services include discretionary and non-discretionary management of separate investment accounts in numerous investment styles for institutional and individual investors. Our investment products include proprietary mutual funds ranging from money market and other liquidity products to fixed income, equity and alternative funds managed in a wide variety of investment styles. We also offer other domestic and offshore funds to both retail and institutional investors, privately placed real estate funds, hedge funds and funds-of-hedge funds. Our centralized global distribution group, Legg Mason Global Distribution, markets, distributes and supports our investment products. Our operations are principally in the U.S. and the U.K. and we also have offices in Australia, Brazil, Canada, Chile, China, Dubai, France, Germany, Ireland, Italy, Japan, Singapore, Spain, Switzerland and Taiwan. For further information see Item 1. Business, included herein.

All references to fiscal 2019, 2018 or 2017, refer to our fiscal year ended March 31 of that year. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, commercial banks, insurance companies, and other financial services companies. The industry continues to experience disruption and challenges, including a shift to lower-fee passively managed products, which contributes to increasing fee pressure, the increased role of technology in asset management services, the introduction of new financial products and services, and the consolidation of financial services firms through mergers and acquisitions. The asset management industry is also subject to extensive and evolving regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes and keeping abreast of regulatory developments, has required, and will continue to require, us to incur costs that impact our profitability.

Our financial position and results of operations are materially affected by the overall trends and conditions in the global financial markets. Results of any individual period should not be considered representative of future results.

Our operating revenues primarily consist of investment advisory fees from funds and separate accounts, and distribution and service fees. Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks or hurdle rates. The largest portion of our performance fees is earned based on 12-month performance periods that end in differing quarters during the year, with a portion based on quarterly performance periods. We also earn performance fees on alternative products that lock at the end of varying investment periods or in multiple-year intervals. Per the terms of certain more recent acquisitions, performance fees earned on pre-close assets under management ("AUM") of the acquired entities are fully passed through as compensation expense and therefore have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. Distribution and service fees are received for distributing investment products and services, for providing other support services to investment portfolios, or for providing non-discretionary advisory services for assets under advisement ("AUA"), and are generally calculated as a percentage of the assets in an investment portfolio or as a percentage of new assets added to an investment portfolio. Our revenues, therefore, are dependent upon the level of our AUM and AUA and the related fee rates, and thus are affected by factors such as securities market conditions, our ability to attract and maintain AUM and key investment personnel, and investment performance. Our AUM changes from period to period primarily due to inflows and outflows of client assets and market performance as well as changes in foreign exchange rates. Client decisions to increase or decrease their assets under our management, and decisions by potential clients to utilize our services, may be based on one or more of a number of factors. These factors include our reputation in the marketplace, the investment performance (both absolute and relative to benchmarks or competitive products) of our products and services, the fees we charge for our investment services, the client or potential client's situation, including investment objectives, liquidity needs, investment horizon and amount of assets managed, our relationships with distributors and the external economic environment, including market conditions.

The fees that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of AUM, the asset management affiliate that provides the services, and the type of services (and investment objectives) that are provided. In general, fees earned for asset management services are highest for alternative assets, followed by equity assets, fixed income assets and liquidity assets. Accordingly, our revenues and average operating revenue yields will be affected by the composition of our AUM, with changes in the relative level of alternative and equity assets typically more significantly impacting our revenues and average operating revenue yields. Average operating revenue yields are calculated as the ratio of total operating revenue, less performance fees, to average AUM. In addition, in the ordinary course of our business, we may reduce or waive investment management fees or total expenses, on certain products or services for particular time periods to limit fund expenses, or for other reasons, and to help retain or increase managed assets. Our industry continues to be impacted by disruption and challenges, with continued migration from higher fee to lower fee products, which continues to put pressure on fees.

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

Our most significant operating expenses are employee compensation and benefits, of which a majority is variable in nature and includes incentive compensation, a portion of which is based upon revenue levels, non-compensation related operating expense levels at revenue share-based affiliates, performance fees passed through as compensation expense, and our overall profitability, and distribution and servicing expenses, which consist primarily of fees paid to third-party distributors for selling our asset management products and services. Certain other operating costs, such as occupancy, depreciation and amortization, and fixed contract commitments for market data, communication and technology services, are typically consistent from period to period and usually do not decline with reduced levels of business activity or, conversely, usually do not rise proportionately with increased business activity, in the absence of unusual events.

Because our revenues and net income are derived primarily from AUM and fees associated with our investment products, changes in global financial markets, the composition and level of AUM, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our results of operations. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates, and changes in currency exchange rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services, vehicles, and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share, including, in particular, passive products, and corresponding flows out of products in which we do have market share. For a further discussion of factors that may affect our results of operations, refer to the discussion in Item 1A. Risk Factors, included herein.

Our strategy is to expand client choice through products, vehicles, and access. We focus our strategic priorities on the four primary areas listed below.  Management considers these strategic priorities when evaluating our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below initiatives on which management currently focuses in evaluating our performance and financial condition.

	Strategic Priorities		Initiatives
-	Products	-	Create an innovative portfolio of investment products and promote revenue growth by developing new products and leveraging the capabilities of our affiliates
		-	Identify and execute strategic acquisitions to strengthen our affiliates and increase product offerings

-	Performance	-
Identify and implement opportunities to improve growth through collaboration with and across affiliates, and work with affiliates to improve efficiency across Legg Mason by combining efforts, outsourcing or working differently

-	Distribution	-	Continue to maintain and enhance our top tier distribution function with the capability to offer solutions to relevant investment challenges and grow market share worldwide
		-	Develop alternative and innovative distribution approaches for expanded client access

-	Productivity	-
Continue to develop and execute upon our diversity and inclusion strategy; develop business unit strategies to support the future state of work; drive digital transformation and continue to develop the enterprise data management program

The strategic priorities discussed above are designed to drive improvements in our net flows, earnings, cash flows, AUM and other key metrics, including operating margin.  Certain of these key metrics are discussed in our annual results discussion below.

In February 2019, we announced a plan to implement a new global operating platform to combine certain affiliate and parent company operations. Since the announcement, our plans have evolved to focus on our corporate operations as part of a broader strategic restructuring to reduce costs. We have also expanded the areas included in the restructuring to include broader corporate and distribution functions as well as efficiency initiatives at certain smaller affiliates that operate outside of revenue-sharing arrangements. We expect to incur aggregate strategic restructuring costs in the range of $130 million to $150 million, which will be incurred through March 2021. We expect the strategic restructuring will result in future annual cost savings of $100 million or more on a run rate basis by the end of fiscal 2021. During the quarter ended March 31, 2019, we incurred $9.4 million, or $0.08 per diluted share, of costs related to the strategic restructuring. See Note 17 of Notes to Consolidated Financial Statements for additional information. In addition, prior to January 1, 2019, we incurred $9.1 million, or $0.07 per diluted share, of costs associated with our previous corporate restructuring plans that we do not attribute to, or include in, our strategic restructuring.

Net Loss Attributable to Legg Mason, Inc. for the year ended March 31, 2019, was $28.5 million, or $0.38 per diluted share, compared to Net Income Attributable to Legg Mason Inc. of $285.1 million, or $3.01 per diluted share for the year ended March 31, 2018. In addition to the strategic restructuring and other corporate restructuring charges discussed above, Net Loss Attributable to Legg Mason, Inc. for the year ended March 31, 2019, included non-cash impairment charges totaling $365.2 million, or $3.07 per diluted share, affiliate charges of $9.2 million, or $0.06 per diluted share, discrete net tax expenses and other tax items of $7.7 million, or $0.09 per diluted share, and a charge of $4.2 million, or $0.05 per diluted share, related to the regulatory matter discussed in Note 8 of Notes to Consolidated Financial Statements. The affiliate charges include charges for restructuring at certain affiliates, primarily severance, of $6.8 million and Royce & Associates ("Royce") management equity plan costs of $2.4 million. Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2018, included a one time, net non-cash provisional tax benefit of $213.7 million, or $2.26 per diluted share, related to the Tax Cuts and Jobs Act of 2017 (the "Tax Law"), which was enacted on December 22, 2017. This benefit was offset in part by non-cash impairment charges related to intangible assets of $229.0 million, or $1.96 per diluted share, and a $67.0 million, or $0.71 per diluted share, charge related to the regulatory matter discussed above. The year ended March 31, 2018 also included adjustments to decrease the fair value of contingent consideration liabilities by $31.3 million, or $0.33 per diluted share.

Average AUM and total revenues decreased by approximately 1% and 8%, respectively, in fiscal 2019 as compared to fiscal 2018, as further discussed below.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

BUSINESS ENVIRONMENT
The year ended March 31, 2019 was a volatile period for U.S. equity markets. Strong returns in the second and third quarters of calendar year 2018, driven by corporate earnings growth and favorable economic indicators, were more than offset by a sharp downturn in the fourth quarter of calendar year 2018, due to fears of slowing global growth and continued uncertainty surrounding trade disputes between the U.S. and China. In the first quarter of calendar year 2019, U.S. equity markets responded favorably to the U.S. Federal Reserve's shift away from tightening monetary policy, posting substantial gains and erasing the losses experienced in the fourth quarter of calendar year 2018.

Developed international equity markets and emerging equity markets were also volatile during the year ended March 31, 2019, with strong growth during the second and third quarters of calendar year 2018 erased during the fourth quarter of calendar year 2018, driven by concerns about rising U.S. interest rates, trade disputes, European political uncertainty, slower growth in China and the British exit from the European Union. Both markets rebounded in the first quarter of calendar year 2019 as the concerns that drove the fourth quarter downturn eased.

Global bond markets were also volatile during the year. The 10-year U.S. treasury yield rose to its highest level since 2011 in November 2018, before declining in December 2018 and the first quarter of calendar year 2019 amid volatile equity markets, increasing concerns about slowing global growth, and signals from the Federal Reserve that no interest rate increases are expected in calendar year 2019. Volatile equity markets during the fourth quarter of calendar year 2018 also resulted in losses for investment-grade and high yield corporate bonds and non-U.S. developed market government bonds, all of which rebounded in the first quarter of calendar year 2019.

During the year ended March 31, 2019, the Federal Reserve Board increased the target federal funds rate three times, from 1.75% to 2.50%. The federal funds rate as of March 31, 2019, remained at 2.50%. The Federal Reserve Board signaled no rate increases in calendar year 2019, a significant change from the previous forecast, which indicated two rate increases were likely in calendar year 2019.

The following table summarizes the returns for various major market indices:

	% Change for the year ended March 31:
Indices(1)	2019	2018	2017
Dow Jones Industrial Average(2)	7.6%	16.7%	16.8%
S&P 500(2)	7.3%	11.8%	14.7%
NASDAQ Composite Index(2)	9.4%	19.5%	21.4%
Barclays Capital U.S. Aggregate Bond Index	4.5%	1.2%	0.4%
Barclays Capital Global Aggregate Bond Index	(0.4)%	7.0%	(1.9)%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

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

While the economic outlook for the U.S. has remained positive in recent years, it has been impacted by increased uncertainty. This uncertainty has led to increased volatility in the U.S. and international equity and bond markets. The volatility of the market highlights the importance of a strong investment strategy. The financial environment in which we operate continues to reflect a heightened level of sensitivity and continued pressure on our fees.

ASSETS UNDER MANAGEMENT
Our AUM is primarily managed across the following asset classes and strategies:

Equity		Fixed Income			Alternative	Liquidity

-	Large Cap Growth	-	U.S. Intermediate Investment Grade	-	Real Estate	-	U.S. Managed Cash
-	Large Cap Value	-	U.S. Credit Aggregate	-	Hedge Funds	-	U.S. Municipal Cash
-	Equity Income	-	Global Opportunistic Fixed Income	-	Listed
-	International Equity	-	Global Government		Infrastructure
-	Small Cap Core	-	Global Fixed Income
-	Large Cap Core	-	U.S. Municipal
-	Sector Equity	-	U.S. Long Duration
-	Mid Cap Core	-	High Yield
-	Small Cap Value	-	U.S. Limited Duration
-	Emerging Markets Equity	-	Emerging Markets Debt
-	Small Cap Growth
-	Global Equity

The components of the changes in our AUM (in billions) for the years ended March 31, were as follows:

	2019	2018	2017
Beginning of period	$754.1	$728.4	$669.6
Net client cash flows
Investment funds, excluding liquidity funds:(1)
Subscriptions	56.2	65.2	64.0
Redemptions	(64.8)	(56.5)	(65.4)
Long-term separate account flows, net(2)	(1.7)	(7.0)	(0.2)
Total long-term flows	(10.3)	1.7	(1.6)
Liquidity fund flows, net	4.9	(25.5)	(27.8)
Liquidity separate account flows, net	(2.6)	1.2	0.5
Total liquidity flows	2.3	(24.3)	(27.3)
Total net client cash flows	(8.0)	(22.6)	(28.9)
Realizations(3)	(1.0)	(2.6)	—
Market performance and other (4)	21.3	45.7	42.7
Impact of foreign exchange	(8.4)	5.4	(1.3)
Acquisitions (dispositions), net (5)	—	(0.2)	46.3
End of period(2)	$758.0	$754.1	$728.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
As further discussed below, due to a change in our policy on classification of assets under advisement ("AUA") and AUM effective April 1, 2017, AUM as of March 31, 2018 includes $23.8 billion of assets which were previously included in AUA. Comparable AUA as of March 31, 2017 was $16.0 billion. Net inflows related to the comparable AUA were $3.5 billion for the year ended March 31, 2017, and are excluded from the table above.

(3)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers). Prior to April 1, 2017, realizations were reported as net client cash flows.

(4)
For the years ended March 31, 2019 and 2017, other primarily includes the reinvestment of dividends. For the year ended March 31, 2018, other includes the reclassification, effective April 1, 2017, of $16.0 billion of certain assets which were previously included in AUA to AUM. For the year ended March 31, 2018, other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

(5)
Includes $41.5 billion and $9.6 billion related to the acquisitions of Clarion Partners and EnTrust, respectively, offset in part by $4.8 billion related to the disposition of two small investment managers and our share of a joint venture during the year ended March 31, 2017.

AUM at March 31, 2019 was $758.0 billion, an increase of $3.9 billion, or 1%, compared to March 31, 2018.  Total net client outflows were $8.0 billion, comprised of $10.3 billion of net client outflows from long-term asset classes, offset in part by $2.3 billion of net client inflows into the liquidity asset class. Long-term asset net outflows were comprised of equity net outflows of $7.5 billion and fixed income net outflows of $4.3 billion, offset in part by alternative net inflows of $1.5 billion. Equity net outflows were primarily from products managed by Royce, ClearBridge Investments ("ClearBridge"), Brandywine Global Investment Management ("Brandywine"), QS Investors, and Martin Currie. Fixed Income net outflows were primarily from products managed by Western Asset Management Company ("Western Asset"), offset in part by net inflows into products managed by Brandywine. Alternative net inflows were primarily into products managed by Clarion Partners, offset in part by net outflows from products managed by EnTrust Global (formerly EnTrustPermal) and RARE Infrastructure. We generally earn higher fees and profits on alternative and equity AUM, and outflows in those asset classes will more negatively impact our revenues and Net Income Attributable to Legg Mason, Inc. than would outflows in the fixed income or liquidity asset classes. Market performance and other was $21.3 billion. The negative impact of foreign currency exchange rate fluctuations was $8.4 billion.

During fiscal 2018, we began to separately report realizations. Realizations are investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. requested redemptions, liquidations, or asset transfers). Realizations for the years ended March 31, 2019 and 2018, were $1.0 billion and $2.6 billion, respectively. Realizations of $1.3 billion were included in net client cash flows for the year ended March 31, 2017.

AUM at March 31, 2018 was $754.1 billion, an increase of $25.7 billion, or 4%, compared to March 31, 2017.  Total net client outflows were $22.6 billion, comprised of $24.3 billion of net client outflows from the liquidity asset class, offset in part by $1.7 billion of net client inflows into long-term asset classes. Long-term asset net inflows were comprised of fixed income net inflows of $9.4 billion, offset in part by equity net outflows of $6.7 billion and alternative net outflows of $1.0 billion. Fixed income net inflows were primarily into products managed by Western Asset and Brandywine, offset in part by net outflows from products managed by QS Investors. Equity net outflows were primarily from products managed by QS Investors, Royce, and Brandywine, offset in part by equity net inflows into products managed by Martin Currie. Alternative net outflows were primarily from products managed by EnTrust Global and RARE Infrastructure, offset in part by net inflows into products managed by Clarion Partners. Market performance and other was $45.7 billion, $16.0 billion of which relates to the reclassification, effective April 1, 2017, of certain assets which were previously classified as AUA to AUM due to a change in our policy on classification of AUA and AUM, specifically for retail separately managed account programs that operate and have fees comparable to programs managed on a fully discretionary basis. AUA is generally comprised of third party client assets, including portfolio overlay and model accounts, advised by us with limited or no investment discretion. The positive impact of foreign currency exchange rate fluctuations was $5.4 billion.

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

AUM by Asset Class
AUM by asset class (in billions) for the years ended March 31 was as follows:

							% Change
	2019	% of Total	2018	% of Total	2017	% of Total	2019 Compared to 2018	2018 Compared to 2017
Equity	$202.0	27%	$203.0	27%	$179.8	25%	—%	13%
Fixed Income	419.6	55	422.3	56	394.3	54	(1)	7
Alternative	68.6	9	66.1	9	67.9	9	4	(3)
Total long-term assets	690.2	91	691.4	92	642.0	88	—	8
Liquidity	67.8	9	62.7	8	86.4	12	8	(27)
Total	$758.0	100%	$754.1	100%	$728.4	100%	1	4
n/m - not meaningful
Average AUM by asset class (in billions) for the years ended March 31 was as follows:

							% Change
	2019	% of Total	2018	% of Total	2017	% of Total	2019 Compared to 2018	2018 Compared to 2017
Equity	$203.1	27%	$200.5	26%	$167.6	23%	1%	20%
Fixed Income	412.9	55	412.0	55	386.5	54	—	7
Alternative	66.5	9	66.3	9	66.9	9	—	(1)
Total long-term assets	682.5	91	678.8	90	621.0	86	1	9
Liquidity	65.5	9	75.6	10	99.2	14	(13)	(24)
Total	$748.0	100%	$754.4	100%	$720.2	100%	(1)	5
n/m - not meaningful

The component changes in our AUM by asset class (in billions) were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2016	$162.3	$372.3	$22.7	$557.3	$112.3	$669.6
Investment funds, excluding liquidity funds:(1)
Subscriptions	27.0	30.8	6.2	64.0	—	64.0
Redemptions	(27.0)	(28.6)	(9.8)	(65.4)	—	(65.4)
Separate account flows, net	(5.2)	8.6	(3.6)	(0.2)	0.5	0.3
Liquidity fund flows, net	—	—	—	—	(27.8)	(27.8)
Net client cash flows	(5.2)	10.8	(7.2)	(1.6)	(27.3)	(28.9)
Market performance and other (2)	25.4	12.5	3.7	41.6	1.1	42.7
Impact of foreign exchange	(0.7)	(0.9)	(0.2)	(1.8)	0.5	(1.3)
Acquisitions (dispositions), net(3)	(2.0)	(0.4)	48.9	46.5	(0.2)	46.3
March 31, 2017	179.8	394.3	67.9	642.0	86.4	728.4
Investment funds, excluding liquidity funds:(1)
Subscriptions	22.6	36.3	6.3	65.2	—	65.2
Redemptions	(27.2)	(23.5)	(5.8)	(56.5)	—	(56.5)
Separate account flows, net	(2.1)	(3.4)	(1.5)	(7.0)	1.2	(5.8)
Liquidity fund flows, net	—	—	—	—	(25.5)	(25.5)
Net client cash flows	(6.7)	9.4	(1.0)	1.7	(24.3)	(22.6)
Realizations (4)	—	—	(2.6)	(2.6)	—	(2.6)
Market performance and other (2)	28.9	14.5	1.5	44.9	0.8	45.7
Impact of foreign exchange	1.3	4.1	0.2	5.6	(0.2)	5.4
Acquisitions (dispositions), net	(0.3)	—	0.1	(0.2)	—	(0.2)
March 31, 2018	203.0	422.3	66.1	691.4	62.7	754.1
Investment funds, excluding liquidity funds:(1)
Subscriptions	21.1	29.5	5.6	56.2	—	56.2
Redemptions	(26.1)	(33.9)	(4.8)	(64.8)	—	(64.8)
Separate account flows, net	(2.5)	0.1	0.7	(1.7)	(2.6)	(4.3)
Liquidity fund flows, net	—	—	—	—	4.9	4.9
Net client cash flows	(7.5)	(4.3)	1.5	(10.3)	2.3	(8.0)
Realizations (4)	—	—	(1.0)	(1.0)	—	(1.0)
Market performance and other (2)	7.9	7.7	2.4	18.0	3.3	21.3
Impact of foreign exchange	(1.4)	(6.1)	(0.4)	(7.9)	(0.5)	(8.4)
March 31, 2019	$202.0	$419.6	$68.6	$690.2	$67.8	$758.0

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
For the years ended March 31, 2019 and 2017, other primarily includes the reinvestment of dividends. For the year ended March 31, 2018, other includes the reclassification, effective April 1, 2017, of $12.1 billion and $3.9 billion of certain equity and fixed income assets, respectively, which were previously included in AUA to AUM. For the year ended March 31, 2018, other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

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

AUM by Distribution Channel
We have two principal distribution channels, Global Distribution and Affiliate/Other, through which we sell a variety of investment products and services. Global Distribution, which consists of our centralized global distribution operations, principally sells U.S. and international mutual funds and other commingled vehicles, retail separately managed account programs, and sub-advisory accounts for insurance companies and similar clients. Affiliate/Other consists of the distribution operations within our asset managers, which principally sell institutional separate account management, liquidity (money market) funds, real estate and other privately placed investment funds, and hedge funds.

The component changes in our AUM by distribution channel (in billions) were as follows:

	Global Distribution(1)	Affiliate/Other		Total
March 31, 2016	$254.6	$415.0		$669.6
Net client cash flows, excluding liquidity funds	8.9	(10.0)		(1.1)
Liquidity fund flows, net	—	(27.8)		(27.8)
Net client cash flows	8.9	(37.8)		(28.9)
Market performance and other	22.7	20.0		42.7
Impact of foreign exchange	(0.6)	(0.7)		(1.3)
Acquisitions (dispositions), net	—	46.3	(2)	46.3
March 31, 2017	285.6	442.8		728.4
Net client cash flows, excluding liquidity funds	15.8	(12.9)		2.9
Liquidity fund flows, net	—	(25.5)		(25.5)
Net client cash flows	15.8	(38.4)		(22.6)
Realizations (3)	—	(2.6)		(2.6)
Market performance and other (4)	29.4	16.3		45.7
Impact of foreign exchange	2.7	2.7		5.4
Acquisitions (dispositions), net	—	(0.2)		(0.2)
March 31, 2018	333.5	420.6		754.1
Net client cash flows, excluding liquidity funds	(5.2)	(7.7)		(12.9)
Liquidity fund flows, net	—	4.9		4.9
Net client cash flows	(5.2)	(2.8)		(8.0)
Realizations (3)	—	(1.0)		(1.0)
Market performance and other	14.3	7.0		21.3
Impact of foreign exchange	(3.3)	(5.1)		(8.4)
Acquisitions (dispositions), net	—	—		—
March 31, 2019	$339.3	$418.7		$758.0

(1)
Excludes $15.9 billion and $10.3 billion of AUA as of March 31, 2017 and 2016, respectively. Net client cash flows for the year ended March 31, 2017 excludes $3.5 billion of AUA net inflows. Effective April 1, 2017, a significant portion of these assets were reclassified from AUA to AUM. Accordingly, $23.8 billion of assets which were previously included in AUA were included in AUM as of March 31, 2018.

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

Operating Revenue Yield
We calculate operating revenue yields as the ratio of operating revenues, less performance fees, to average AUM. Our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 38 basis points ("bps") for the year ended March 31, 2019, and 39 basis points for both of the years ended March 31, 2018 and 2017. Our operating revenue yields by asset class and distribution channel were as follows:

Years Ended March 31,
	2019	2018	2017
Asset Class:
Equity	59 bps	63 bps	67 bps
Fixed Income	27 bps	27 bps	27 bps
Alternative	61 bps	65 bps	73 bps
Liquidity	13 bps	13 bps	12 bps
Total	38 bps	39 bps	39 bps

Distribution Channel:
Global Distribution	42 bps	45 bps	45 bps
Affiliate/Other	34 bps	34 bps	35 bps

The operating revenue yields for managing alternative assets declined over the last two fiscal years due to a shift in the mix of assets from higher fee to lower fee products. The operating revenue yields for equity assets declined over the last six years due to a shift in the mix of assets, from higher fee equity products to lower fee equity products. Yields for managing equity assets also declined in the prior year due to the previously discussed reclassification of certain assets from AUA to AUM, as this increased the AUM denominator without a corresponding increase in operating revenue.

Equity assets are primarily managed by ClearBridge, Royce, Brandywine, QS Investors, and Martin Currie; alternative assets are managed by Clarion Partners, EnTrust Global, and RARE Infrastructure; fixed income assets are primarily managed by Western Asset and Brandywine; and liquidity assets are managed by Western Asset. Assets distributed through Legg Mason Global Distribution are predominately retail in nature.

Investment Performance

For a discussion of market conditions during the year ended March 31, 2019, see "Business Environment".

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2019				As of March 31, 2018				As of March 31, 2017
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	56%	78%	74%	84%	72%	72%	75%	85%	79%	71%	80%	88%
Equity:
Large cap	57%	44%	38%	49%	22%	33%	43%	77%	70%	27%	62%	95%
Small cap	56%	47%	38%	20%	65%	69%	29%	36%	35%	19%	19%	51%
Total equity (includes other equity)	47%	45%	45%	35%	29%	43%	44%	73%	58%	33%	61%	88%
Fixed income:
U.S. taxable	62%	97%	91%	96%	95%	88%	88%	88%	94%	86%	87%	84%
U.S. tax-exempt	0%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
Global taxable	19%	73%	66%	93%	74%	68%	71%	93%	75%	69%	75%	88%
Total fixed income	46%	89%	84%	96%	88%	82%	83%	90%	89%	82%	84%	86%
Alternative	98%	83%	97%	100%	68%	65%	92%	61%	45%	84%	88%	65%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2019				As of March 31, 2018				As of March 31, 2017
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	48%	63%	72%	61%	57%	64%	63%	57%	65%	63%	71%	68%
Equity:
Large cap	68%	51%	65%	33%	19%	48%	44%	35%	62%	58%	80%	68%
Small cap	65%	80%	57%	49%	67%	79%	50%	43%	68%	17%	26%	54%
Total equity (includes other equity)	67%	54%	63%	36%	32%	56%	48%	38%	59%	48%	66%	62%
Fixed income:
U.S. taxable	34%	93%	91%	92%	97%	90%	89%	86%	92%	86%	84%	83%
U.S. tax-exempt	8%	25%	64%	55%	38%	19%	37%	59%	33%	57%	58%	74%
Global taxable	29%	34%	56%	86%	72%	67%	81%	79%	50%	80%	81%	38%
Total fixed income	29%	73%	81%	84%	82%	72%	77%	78%	72%	78%	77%	76%
Alternative (includes only three funds)	32%	0%	0%	n/a	10%	0%	93%	n/a	98%	100%	100%	n/a
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

As of March 31, 2019, 2018 and 2017, 88%, 87% and 88%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3-year, 5-year, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. Effective April 1, 2018, Lipper Investment Management ("LIM") is being used for comparative performance reporting, replacing Lipper Analytical New Applications ("LANA") which was discontinued by Lipper Inc, which resulted in changes to the composition of the comparative categories. For comparison purposes, prior periods reflect the categories as reported in LIM. The U.S. long-term mutual fund assets represented in the data accounted for 18% of our total AUM as of each March 31, 2019, 2018 and 2017. The performance of our U.S. long-term mutual fund assets is included in the strategies.

RESULTS OF OPERATIONS
In accordance with financial accounting standards on consolidation, we consolidate and separately identify amounts relating to certain sponsored investment products. The consolidation of these investment products has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in other consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Non-operating income (expense), is reflected in Net Income (Loss) Attributable to Legg Mason, Inc. See Notes 1 and 19 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment products.

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2019 Compared to 2018		2018 Compared to 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Investment advisory fees:
Separate accounts	$1,029.3	$1,020.8	$925.2	$8.5	1%	$95.6	10%
Funds	1,480.0	1,564.8	1,482.0	(84.8)	(5)	82.8	6
Performance fees	84.9	227.8	108.3	(142.9)	(63)	119.5	n/m
Distribution and service fees	303.0	321.9	366.7	(18.9)	(6)	(44.8)	(12)
Other	6.1	5.0	4.7	1.1	22	0.3	6
Total Operating Revenues	$2,903.3	$3,140.3	$2,886.9	$(237.0)	(8)	$253.4	9
n/m - not meaningful

Total Operating Revenues for the year ended March 31, 2019, were $2.90 billion, a decrease of 8% from $3.14 billion for the year ended March 31, 2018, primarily due to a $142.9 million decrease in performance fees, $83.2 million of which was in performance fees that are not passed through as compensation expense, as further discussed below. A decrease in our operating revenue yield to 38 basis points for the year ended March 31, 2019, from 39 basis points for the year ended March 31, 2018, also contributed to the decrease.

Total Operating Revenues for the year ended March 31, 2018, were $3.14 billion, an increase of 9% from $2.89 billion for the year ended March 31, 2017. The increase was primarily due to a $119.5 million increase in performance fees, $48.0 million of which were earned by Clarion Partners and were fully passed through as compensation expense, per the terms of the acquisition agreement. A 9% increase in average long-term AUM also contributed to the increase. Our operating revenue yield remained flat at 39 basis points for each of the years ended March 31, 2018 and 2017.

Investment Advisory Fees from Separate Accounts
For the year ended March 31, 2019, Investment advisory fees from separate accounts remained relatively flat at $1.03 billion, as compared to $1.02 million for the year ended March 31, 2018, as an increase of $19.9 million, primarily due to higher average equity assets managed at ClearBridge, was substantially offset by a decrease of $12.8 million, primarily due to a reduction in the average fee rate earned on fixed income assets managed at Brandywine, and a decrease of $7.1 million, primarily due to lower average alternative assets managed at EnTrust Global and RARE Infrastructure.

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

Investment Advisory Fees from Funds
For the year ended March 31, 2019, Investment advisory fees from funds decreased $84.8 million, or 5%, to $1.48 billion, as compared to $1.56 billion for the year ended March 31, 2018. Of this decrease, $56.7 million was primarily due to lower average equity assets managed at Martin Currie, Royce, and Clearbridge, $39.3 million was primarily due to lower average alternative assets managed at EnTrust Global, and $16.7 million was due to lower average liquidity assets managed at Western Asset. These decreases were partially offset in part by an increase of $26.4 million primarily due to higher average alternative assets managed by Clarion Partners.

For the year ended March 31, 2018, Investment advisory fees from funds increased $82.8 million, or 6%, to $1.56 billion, as compared to $1.48 billion for the year ended March 31, 2017. Of this increase, $101.1 million was due to higher average equity assets managed at ClearBridge and Martin Currie, $41.8 million was due to higher average fixed income assets managed at Western Asset, and $19.1 million was due to higher revenues earned by Clarion Partners, which was acquired in April 2016, due in part to the inclusion of a full year of revenues in the current year. These increases were offset in part by a decrease of $43.5 million due to lower average alternative assets managed by EnTrust Global, a decrease of $26.1 million due to the disposition of two small investment managers in March 2017 and December 2016, and a net decrease of $13.8 million in fees from liquidity assets, as a result of lower average liquidity assets managed by Western Asset, offset in part by a reduction in fee waivers on liquidity funds.

Investment Advisory Performance Fees
As of March 31, 2019, 2018, and 2017, approximately 12%, 11%, and 12%, respectively, of our long-term AUM was in accounts that were eligible to earn performance fees at some point during the respective fiscal year. Performance fees earned by Clarion Partners on assets invested with them prior to the acquisition closing in April 2016 are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement, and recorded as compensation expense, and therefore have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. We expect the full pass through of performance fees at Clarion Partners to phase out by fiscal 2022. Excluding AUM eligible to earn pass through performance fees, approximately 8%, 7%, and 8% of our long-term AUM was in accounts that were eligible to earn performance fees at some point during the years ended March 31, 2019, 2018, and 2017, respectively. During the years ended March 31, 2019, 2018, and 2017, 53%, 60% and 49%, respectively, of non-pass through performance fee eligible AUM earned a performance fee.

For the year ended March 31, 2019, Investment advisory performance fees were $84.9 million, with $49.0 million earned by Clarion Partners and passed through as compensation expense, and $20.5 million, $9.6 million, and $5.8 million earned on fixed income, alternative and equity assets, respectively; for the year ended March 31, 2018, Investment advisory performance fees were $227.8 million, with $108.8 million earned by Clarion Partners and passed through as compensation expense, and $59.6 million, $32.5 million, and $26.9 million earned on fixed income, equity, and alternative assets, respectively; and, for the year ended March 31, 2017, Investment advisory performance fees were $108.3 million, with $60.8 million earned by Clarion Partners and passed through as compensation expense, and $31.9 million, $10.9 million, and $4.7 million earned on fixed income, alternative, and equity assets, respectively.

The decrease in performance fees that were not passed through as compensation expense for the year ended March 31, 2019, was primarily due to an aggregate $83.2 million decrease in performance fees earned on assets managed by Martin Currie, Western Asset, EnTrust Global and Brandywine; and the increase for the year ended March 31, 2018 was primarily due to an aggregate $68.0 million increase in performance fees earned on assets managed by Martin Currie, Western Asset, EnTrust Global, and Brandywine, due in part to strong financial markets during fiscal 2018.

Distribution and Service Fees
For the year ended March 31, 2019, Distribution and service fees decreased $18.9 million, or 6%, to $303.0 million, as compared to $321.9 million for the year ended March 31, 2018, primarily due to a reduction in average mutual fund AUM subject to distribution and service fees.

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

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2019 Compared to 2018		2018 Compared to 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Compensation and benefits	$1,398.1	$1,503.0	$1,374.4	$(104.9)	(7)%	$128.6	9%
Transition-related compensation	0.9	5.8	27.3	(4.9)	(84)	(21.5)	(79)
Total Compensation and Benefits	1,399.0	1,508.8	1,401.7	(109.8)	(7)	107.1	8
Distribution and servicing	439.3	489.3	499.1	(50.0)	(10)	(9.8)	(2)
Communications and technology	228.1	212.8	208.9	15.3	7	3.9	2
Occupancy	105.3	100.8	113.7	4.5	4	(12.9)	(11)
Amortization of intangible assets	24.4	24.6	26.2	(0.2)	(1)	(1.6)	(6)
Impairment of intangible assets	365.2	229.0	35.0	136.2	59	194.0	n/m
Contingent consideration fair value adjustments	0.6	(31.3)	(39.5)	31.9	(102)	8.2	(21)
Other	238.3	282.3	219.6	(44.0)	(16)	62.7	29
Total Operating Expenses	$2,800.2	$2,816.3	$2,464.7	$(16.1)	(1)	$351.6	14
n/m - not meaningful

Total Operating Expenses for the year ended March 31, 2019, decreased $16.1 million, or 1%, to $2.80 billion, as compared to $2.82 billion for the year ended March 31, 2018; and, for the year ended March 31, 2018, increased $351.6 million, or 14%, to $2.82 billion, as compared to $2.46 billion for the year ended March 31, 2017. As further discussed below, Total Operating Expenses for the years ended March 31, 2019, 2018, and 2017, included $365.2 million, $229.0 million and $35.0 million, respectively, of Impairment of intangible assets. The year ended March 31, 2018, also included a $67.0 million charge for the regulatory matter discussed in Note 8 of Notes to Consolidated Financial Statements.

Operating expenses incurred at the investment management affiliate level comprised approximately 70%, 65%, and 70% for the years ended March 31, 2019, 2018, and 2017, respectively, of total operating expenses, excluding impairment charges. The remaining operating expenses, excluding impairment charges, are corporate costs, including costs of our global distribution operations.

Compensation and Benefits
The components of Total Compensation and Benefits (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2019 Compared to 2018		2018 Compared to 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Salaries and incentives	$1,057.2	$1,113.4	$1,024.9	$(56.2)	(5)%	$88.5	9%
Benefits and payroll taxes (including deferred compensation)	265.6	262.9	245.5	2.7	1	17.4	7
Transition-related and other severance costs	14.4	11.4	36.3	3.0	—	(24.9)	(69)
Management equity plan charges	2.4	—	19.8	2.4	—	(19.8)	(100)
Performance fee pass through	49.0	108.8	60.8	(59.8)	(55)	48.0	79
Gains (losses) on deferred compensation and seed capital investments	10.4	12.3	14.4	(1.9)	(15)	(2.1)	(15)
Total Compensation and Benefits	$1,399.0	$1,508.8	$1,401.7	$(109.8)	(7)	$107.1	8
n/m - not meaningful

Total Compensation and Benefits for the year ended March 31, 2019, decreased 7% to $1.40 billion, as compared to $1.51 billion for the year ended March 31, 2018; and for the year ended March 31, 2018, increased 8% to $1.51 billion, as compared to $1.40 billion for the year ended March 31, 2017:

•
Salaries and incentives decreased $56.2 million, to $1.06 billion for the year ended March 31, 2019, as compared to $1.11 billion for the year ended March 31, 2018, driven by a $47.3 million decrease in net compensation at investment affiliates, which was primarily driven by the impact of the previously discussed decrease in performance fees that are not passed through as compensation expense.

Salaries and incentives increased $88.5 million, to $1.11 billion for the year ended March 31, 2018, as compared to $1.02 billion for the year ended March 31, 2017, driven by an $87.3 million increase in net compensation at investment affiliates, which was primarily driven by the impact of increased revenues at certain revenue-share based affiliates, which typically creates a corresponding increase in compensation per the applicable revenue share agreements.

•
Benefits and payroll taxes increased $2.7 million, to $265.6 million for the year ended March 31, 2019, as compared to $262.9 million for the year ended March 31, 2018, primarily due to an increase in costs associated with certain long-term incentive deferred compensation and other benefit plans, offset in part by a decrease in payroll-related taxes.

Benefits and payroll taxes increased $17.4 million, to $262.9 million for the year ended March 31, 2018, as compared to $245.5 million for the year ended March 31, 2017, primarily due to an increase in costs associated with certain long-term incentive deferred compensation and other benefit plans, as well as an increase in payroll-related taxes.

•
Transition-related and severance costs increased $3.0 million, to $14.4 million, as compared to $11.4 million for the year ended March 31, 2018, primarily due to an increase in severance costs incurred at certain affiliates. This increase was offset in part by a reduction in costs associated with the restructuring of Permal for the combination with EnTrust, which was complete in June 2018, with $0.9 million and $5.8 million of such costs incurred in the years ended March 31, 2019 and 2018, respectively, as well as a decrease in severance costs for distribution and corporate personnel.

Transition costs and severance decreased $24.9 million, to $11.4 million, as compared to $36.3 million for the year ended March 31, 2017, with $5.8 million and $27.3 million for the years ended March 31, 2018 and 2017, respectively, associated with the restructuring of Permal for the combination with EnTrust. The remaining amounts in each period were primarily severance costs for corporate and distribution personnel.

See Note 2 of Notes to Consolidated Financial Statements for further discussion of transition-related costs.

•
Management equity plan charges for the year ended March 31, 2019, were $2.4 million associated with an additional grant of equity units under the Royce management equity plan. This is the final planned grant under the terms of the plan.

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

For the year ended March 31, 2019, compensation as a percentage of operating revenues remained relatively flat at 48.2%, as compared to 48.0% for the year ended March 31, 2018, as the impact of increased compensation expense for corporate and distribution personnel, which is not directly tied to revenues, was substantially offset by the impact of decreased performance fees earned by Clarion Partners that were passed through as compensation expense.

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

Distribution and Servicing
For the year ended March 31, 2019, Distribution and servicing expenses decreased 10% to $439.3 million, as compared to$489.3 million for the year ended March 31, 2018, primarily due to the impact of lower average fee rates paid on certain products for which we pay fees to third-party distributors.

For the year ended March 31, 2018, Distribution and servicing expenses decreased 2% to $489.3 million, as compared to $499.1 million for the year ended March 31, 2017, primarily due to the impact of lower average AUM in certain products for which we pay fees to third-party distributors.

Communications and Technology
For the year ended March 31, 2019, Communications and technology expense increased 7% to $228.1 million, as compared to $212.8 million for the year ended March 31, 2018, primarily due to an $11.2 million increase in technology consulting and maintenance costs related to ongoing investments in our technology capabilities.

For the year ended March 31, 2018, Communications and technology expense increased 2% to $212.8 million, as compared to $208.9 million for the year ended March 31, 2017, as an increase in costs related to the implementation and maintenance of various technology initiatives, was offset in part by a decrease in technology depreciation and printing costs.

Occupancy
For the year ended March 31, 2019, Occupancy expense increased 4% to $105.3 million, as compared to $100.8 million for the year ended March 31, 2018, primarily due to real estate related charges recognized in the current year of $5.3 million associated with vacated and subleased office space, principally in our corporate headquarters.

For the year ended March 31, 2018, Occupancy expense decreased 11% to $100.8 million, as compared to $113.7 million for the year ended March 31, 2017, primarily due to net real estate charges of $9.6 million recognized in fiscal 2017, which consisted of $12.3 million of net charges recognized in connection with the restructuring of Permal for the combination with EnTrust, offset in part by a $2.7 million reduction to a previously existing lease reserve.

Amortization of Intangible Assets
For the year ended March 31, 2019, Amortization of intangible assets remained relatively flat at $24.4 million, as compared to $24.6 million for the year ended March 31, 2018.

For the year ended March 31, 2018, Amortization of intangible assets decreased to $24.6 million, as compared to $26.2 million for the year ended March 31, 2017. This decrease was primarily due to a reduction in amortization expense as a result of impairments of the RARE Infrastructure amortizable management contracts asset recognized in fiscal 2018 and 2017, offset in part by a full year of amortization expense recognized in fiscal 2018 related to the acquisitions of Clarion Partners in April 2016 and EnTrust in May 2016.

Impairment of Intangible Assets
Impairment of intangible assets was $365.2 million, $229.0 million, and $35.0 million for the years ended March 31, 2019, 2018, and 2017, respectively. The impairment charges recognized during the year ended March 31, 2019 were comprised of $274.6 million and $18.2 million related to the EnTrust Global indefinite-life fund managements contracts asset and trade name asset, respectively, and $65.0 million, $6.4 million, and $1.0 million related to the RARE Infrastructure indefinite-life fund management contracts asset, amortizable fund management contracts asset, and trade name asset, respectively. The impairments to the EnTrust Global assets were primarily the result of continued net client outflows from legacy high net worth fund products leading to reduced growth expectations in both management fees and performance fees, a declining margin, and a higher discount rate. The impairments to the RARE Infrastructure indefinite-life fund management contracts and trade name assets were primarily the result of lower than expected net client inflows and performance fees, leading to a lower margin, and a higher discount rate. The impairment to the RARE Infrastructure amortizable asset resulted from losses of separate account AUM and the related decline in projected revenues. A revised estimate of the remaining useful life of the RARE Infrastructure separate account contracts intangible asset also contributed to the impairment of that asset.

The impairment charges recognized during the year ended March 31, 2018, were comprised of $195.0 million related to the EnTrust Global indefinite-life fund management contracts asset, $32.0 million related to the RARE Infrastructure amortizable management contracts asset and $2.0 million related to the RARE Infrastructure trade name asset. The impairment to the EnTrust Global indefinite-life fund management contracts asset was primarily the result of net client outflows from legacy high net worth fund products, including transfers of client funds from such products into EnTrust Global separate accounts, and the related decline in revenues. The impairments to the RARE Infrastructure assets resulted from losses of separate account AUM and other factors at RARE Infrastructure, and the related decline in projected revenues. A revised estimate of the remaining useful life of the RARE Infrastructure separate account contracts intangible asset also contributed to the impairment of that asset.

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

Contingent Consideration Fair Value Adjustments
Contingent consideration fair value adjustments for the year ended March 31, 2019, included an expense of $0.6 million which increased the contingent consideration liability related to the acquisition of QS Investors. Contingent consideration fair value adjustments for the years ended March 31, 2018 and 2017, included credits aggregating $31.3 million, and $39.5 million, respectively. Contingent consideration fair value adjustments for the year ended March 31, 2018, were comprised of $32.0 million which reduced the contingent consideration liabilities related to the acquisitions of RARE Infrastructure, Martin Currie, and QS Investors, offset in part by an expense of $0.7 million, which increased the contingent consideration liability related to the acquisition of PK Investments. Contingent consideration fair value adjustments for the year ended March 31, 2017, reduced the contingent consideration liabilities related to the acquisitions of Martin Currie, RARE Infrastructure, QS Investors and Financial Guard.

Other
For the year ended March 31, 2019, Other expenses decreased $44.0 million, or 16%, to $238.3 million, as compared to $282.3 million for the year ended March 31, 2018, primarily due to a decrease of $62.8 million in charges related to the regulatory matter further discussed in Note 8 of Notes to Consolidated Financial Statements, with $4.2 million of charges recognized in fiscal 2019 and $67.0 of charges recognized in fiscal 2018. This decrease was offset in part by a $17.2 million increase in professional fees, largely related to the strategic restructuring and other corporate restructuring.

For the year ended March 31, 2018, Other expenses increased $62.7 million, or 29%, to $282.3 million, as compared to $219.6 million for the year ended March 31, 2017, primarily due to the $67.0 million charge for a regulatory matter discussed above.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2019 Compared to 2018		2018 Compared to 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Interest income	$12.2	$7.1	$6.8	$5.1	72%	$0.3	4%
Interest expense	(117.3)	(117.9)	(113.2)	0.6	(1)	(4.7)	4
Other income (expense), net	31.1	10.8	41.7	20.3	188	(30.9)	(74)
Non-operating income (expense) of consolidated investment vehicles, net	(0.6)	9.8	13.3	(10.4)	(106)	(3.5)	(26)
Total Non-Operating Income (Expense)	$(74.6)	$(90.2)	$(51.4)	$15.6	(17)	$(38.8)	75
n/m - not meaningful

Interest Income
For the year ended March 31, 2019, Interest income increased $5.1 million to $12.2 million, as compared to $7.1 million for the year ended March 31, 2018, driven by higher yields earned on higher average interest-bearing investment balances.

For the year ended March 31, 2018, Interest income remained relatively flat at $7.1 million, as compared to $6.8 million for the year ended March 31, 2017.

Interest Expense
For the year ended March 31, 2019, Interest expense remained relatively flat at $117.3 million, as compared to $117.9 million for the year ended March 31, 2018.

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

Other Income (Expense), Net
For the years ended March 31, 2019 and 2018, Other income (expense), net, totaled income of $31.1 million and $10.8 million, respectively. The year ended March 31,2019, included $14.1 million of gains on corporate investments, $10.4 million of net market gains on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and an $8.4 million distribution from an investment holding. The year ended March 31, 2018, included $12.3 million of net market gains on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, offset in part by $1.8 million of net market losses on corporate investments.

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

Non-Operating Income (Expense) of Consolidated Investment Vehicles, Net
For the year ended March 31, 2019, Non-operating income (expense) of consolidated investment vehicles, net, totaled expense of $0.6 million, as compared to income of $9.8 million in the year ended March 31, 2018. The change was primarily due to activity of the CIVs during the respective periods.

For the year ended March 31, 2018, Non-operating income (expense) of consolidated investment vehicles, net, totaled income of $9.8 million, as compared to income of $13.3 million in the year ended March 31, 2017. The change was primarily due to activity of the CIVs during the respective periods.

See Notes 1 and 19 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision (Benefit)
For the year ended March 31, 2019, the income tax provision was $20.6 million, as compared to an income tax benefit of $102.5 million in the year ended March 31, 2018. The effective tax rate was 72.2% for the year ended March 31, 2019, as compared to an effective benefit rate of 43.8% for the year ended March 31, 2018. The effective tax rate for the year ended March 31, 2019, reflects final adjustments related to the impact of the Tax Law, while the effective benefit rate for the year ended March 31, 2018, reflects the impact of the Tax Law recognized upon enactment.
During the year ended March 31, 2019, discrete tax expense of $14.1 million related to uncertain tax positions for federal, state and local taxes (including those relating to recent legislative changes) was recognized. In addition, discrete tax benefits totaling $2.8 million related to the completion of a prior year tax audit and other discrete tax benefits of $1.3 million were recognized. Together, the net impact of all discrete tax items increased the effective tax rate by 35.1 percentage points for the year ended March 31, 2019.
For the year ended March 31, 2018, the income tax benefit was $102.5 million, as compared to an income tax provision of $84.2 million in the year ended March 31, 2017. The effective benefit rate was 43.8% for the year ended March 31, 2018, as compared to an effective tax rate of 22.7% for the year ended March 31, 2017. As previously discussed, on December 22, 2017, the Tax Law was enacted. The reduction in the U.S. corporate tax rate, as well as other aspects of the Tax Law, resulted in a one-time, non-cash provisional tax benefit of $220.9 million, primarily due to the remeasurement of certain existing deferred tax assets and liabilities at the new 21% income tax rate. In addition, a non-cash tax charge of $7.3 million was provisionally provided for the deemed repatriation of unremitted foreign earnings as provided under the Tax Law. Any tax provision associated with the repatriations was adjusted to reflect the impact of the Tax Law. As further discussed in Note 7 of Notes to Consolidated Financial Statements, our accounting for the tax on unremitted foreign earnings has also been completed and an adjustment in the amount of $2.2 million of additional expense was recorded during the year ended March 31, 2019.
Also, during the year ended March 31, 2018, the effective benefit rate was impacted by 9.7 percentage points for the non-deductibility of the charge for the regulatory matter discussed in Note 8 of Notes to the Consolidated Financial Statements. In addition, for fiscal 2018, changes in state apportionment and state laws, audit settlements, and other discrete changes impacting state deferred tax liabilities resulted in additional net tax expense of $3.3 million, which reduced the effective benefit rate by 1.1 percentage points for the year ended March 31, 2018. Further, a $0.8 million discrete tax expense was recognized with respect to equity-based compensation, which reduced the effective benefit rate by 0.3 percentage points.
During the year ended March 31, 2017, as part of a larger strategic initiative, we restructured certain of our holding company businesses, which increased the amount of foreign tax credits available for utilization and reduced the effective tax rate by 5.0 percentage points. In September 2016, the U.K. Finance Act 2016 was enacted, which further reduced the main U.K. corporate tax rate to be effective on April 1, 2020 from 18% to 17%. The impact of the tax rate reduction on certain existing deferred tax assets and liabilities resulted in a tax benefit of $4.1 million, and reduced the effective tax rate by 1.1 percentage points in fiscal 2017.

CIVs and other consolidated sponsored investment products reduced the effective tax rate by 2.0 percentage points for the year ended March 31, 2019, increased the effective benefit rate by 1.3 percentage points for the year ended March 31, 2018, and reduced the effective tax rate by 1.1 percentage points for the year ended March 31, 2017.
Net Income (Loss) Attributable to Legg Mason, Inc. and Operating Margin
Net Loss Attributable to Legg Mason, Inc. for the year ended March 31, 2019, totaled $28.5 million, or $0.38 per diluted share, as compared to Net Income Attributable to Legg Mason, Inc. of $285.1 million, or $3.01 per diluted share, for the year ended March 31, 2018. Net Loss Attributable to Legg Mason, Inc. for the year ended March 31, 2019 included non-cash impairment charges totaling $365.2 million, or $3.07 per diluted share, strategic restructuring and other corporate restructuring costs of $18.5 million, or $0.15 per diluted share, affiliate charges of $9.2 million, or $0.06 per diluted share, including Royce management equity plan costs of $2.4 million, discrete net tax expenses and other tax items of $7.7 million, or $0.09 per diluted share, and a $4.2 million, or $0.05 per diluted share, charge associated with the regulatory matter discussed in Note 8 of Notes to Consolidated Financial Statements. Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2018 included a one-time, net non-cash provisional tax benefit of $213.7 million, or $2.26 per diluted share, related to the Tax Law. This benefit was offset in part by non-cash impairment charges related to intangible assets of $229.0 million, or $1.96 per diluted share, and a $67.0 million, or $0.71 per diluted share, charge related to the regulatory matter discussed above. The year ended March 31, 2018 also included adjustments to decrease the fair value of contingent consideration liabilities by $31.3 million, or $0.33 per diluted share. Operating margin was 3.6% for the year ended March 31, 2019, as compared to 10.3% for the year ended March 31, 2018, reflecting the impact of the non-cash impairment charges and the charges related to the regulatory matter recognized in both the years ended March 31, 2019 and 2018, as discussed above.

Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2018, totaled $285.1 million, or $3.01 per diluted share, as compared to $227.3 million, or $2.18 per diluted share, for the year ended March 31, 2017.  The increase in Net Income Attributable to Legg Mason, Inc. was largely the result of a $213.7 million, or $2.26 per diluted share, one-time, net non-cash provisional tax benefit related to the Tax Law. Lower acquisition and transition-related costs recognized in fiscal 2018, with $7.0 million, or $0.05 per diluted share, of such costs recognized during the year ended March 31, 2018, as compared to $75.1 million, or $0.48 per diluted share, recognized during the year ended March 31, 2017, and the net impact of increased operating revenues in fiscal 2018, including a $71.5 million increase in performance fees that were not passed through as compensation expense, also contributed to the increase. These increases were offset in part by a $194.0 million increase in impairment charges, with $229.0 million, or $1.96 per diluted share, of such charges recognized in the year ended March 31, 2018, as compared to $35.0 million, or $0.26 per diluted share, of such charges recognized in the year ended March 31, 2017. The year ended March 31, 2018 was also impacted by a charge of $67.0 million, or $0.71 per diluted share, for the regulatory matter discussed in Note 8 of Notes to Consolidated Financial Statements. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share for the year ended March 31, 2018, benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 10.3% for the year ended March 31, 2018, as compared to 14.6% for the year ended March 31, 2017, reflecting the impact of the increase in non-cash impairment charges and the charge for the regulatory matter discussed above.

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

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing arrangements, amortization related to intangible assets, income (loss) of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, unusual and other non-core charges (including the regulatory matter discussed in Note 8 of Notes to Consolidated Financial Statements), and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, and less performance fees that are passed through as compensation expense or net income (loss) attributable to noncontrolling interests, which we refer to as "Operating Revenues, as Adjusted." The deferred compensation items are removed from Operating Income in the calculation because they are offset by an equal amount in Non-operating income (expense), net, and thus have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. We adjust for the impact of the amortization of management contract assets and the impact of fair value adjustments of contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Impairment charges, unusual and other non-core charges (including the regulatory matter discussed in Note 8 of Notes to Consolidated Financial Statements), and income (loss) of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted, in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. We also use Operating Revenues, as Adjusted, in the calculation to show the operating margin without performances fees which are passed through as compensation expense or net income (loss) attributable to noncontrolling interests per the terms of certain more recent acquisitions. Operating Revenues, as Adjusted, also include our advisory revenues we receive from consolidated investment vehicles that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities. It excludes items that have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and indicates what our operating margin would have been without distribution revenues that are passed through to third parties as a direct cost of selling our products, performance fees that are passed through as compensation expense or net income attributable to noncontrolling interests per the terms of certain more recent acquisitions, amortization related to intangible assets, changes in the fair value of contingent consideration liabilities, if any, impairment charges, unusual and other non-core charges (including the regulatory matter discussed in Note 8 of Notes to Consolidated Financial Statements), and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net Income (Loss) Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	For the Years Ended March 31,
	2019	2018	2017
Operating Revenues, GAAP basis	$2,903,259	$3,140,322	$2,886,902
Plus (less):
Pass-through performance fees	(49,048)	(108,757)	(60,756)
Operating revenues eliminated upon consolidation of investment vehicles	599	578	529
Distribution and servicing expense, excluding consolidated investment vehicles	(439,144)	(489,310)	(499,126)
Operating Revenues, as Adjusted	$2,415,666	$2,542,833	$2,327,549

Operating Income, GAAP basis	$103,102	$324,001	$422,243
Plus (less):
Gains (losses) on deferred compensation and seed investments, net	10,416	12,345	14,427
Impairment of intangible assets	365,200	229,000	35,000
Amortization of intangible assets	24,404	24,604	26,190
Contingent consideration fair value adjustments	571	(31,329)	(39,500)
Charge related to regulatory matter	4,151	67,000	—
Operating loss of consolidated investment vehicles, net	1,588	877	819
Operating Income, as Adjusted	$509,432	$626,498	$459,179

Operating Margin, GAAP basis	3.6%	10.3%	14.6%
Operating Margin, as Adjusted	21.1	24.6	19.7

Operating Margin, as Adjusted, for the years ended March 31, 2019, 2018, and 2017, was 21.1%, 24.6%, and 19.7%, respectively. Operating Margin, as Adjusted, for the year ended March 31, 2019, was reduced by 0.8 percentage points due to strategic restructuring and other corporate restructuring costs and 0.4 percentage points due to affiliate charges, including Royce management equity plan costs.

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

The calculation of Adjusted EBITDA is as follows (dollars in thousands):

	For the Years Ended March 31,
	2019	2018	2017
Cash provided by operating activities, GAAP basis	$560,866	$489,368	$534,818
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	115,284	115,056	107,483
Current tax expense	26,716	38,983	26,371
Net change in assets and liabilities	(52,518)	(31,125)	(28,592)
Net change in assets and liabilities of consolidated investment vehicles	(17,667)	67,792	(41,719)
Net income attributable to noncontrolling interests	(36,442)	(51,275)	(59,447)
Net gains (losses) and earnings on investments	27,705	(305)	9,717
Net gains (losses) on consolidated investment vehicles	(565)	9,781	13,329
Other	(1,155)	(1,047)	(1,720)
Adjusted EBITDA	$622,224	$637,228	$560,240

Adjusted EBITDA for the years ended March 31, 2019, 2018, and 2017, was $622.2 million, $637.2 million, and $560.2 million, respectively. The decrease in Adjusted EBITDA for the year ended March 31, 2019, as compared to the year ended March 31, 2018, was primarily due to a decrease in Net Income, adjusted for non-cash items. The increase in Adjusted EBITDA for the year ended March 31, 2018, as compared to the year ended March 31, 2017, was primarily due to an increase in Net Income, adjusted for non-cash items, largely the result of a reduction in acquisition and transition-related costs incurred in connection with the acquisitions of Clarion Partners and EnTrust, and the net impact of increased operating revenues, offset in part by the impact of the charge related to the regulatory matter.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2019, we had approximately $395 million in cash and cash equivalents in excess of our working capital, including current portion of long-term debt, and regulatory requirements. The primary objective of our capital structure is to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity are important to the success of our ongoing operations. We review our overall funding needs and capital base on an ongoing basis to determine if the capital base meets the expected needs of our businesses. We intend to continue to explore potential acquisition opportunities as a means of diversifying and strengthening our asset management business. These opportunities may from time to time involve acquisitions that are material in size and may require, among other things, and subject to existing covenants, the raising of additional equity capital and/or the issuance of additional debt.

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. However, we have executed total return swap arrangements with investors in certain exchange traded funds ("ETFs"), and as a result we receive the investors' related investment gains and losses on the ETFs and may be required to consolidate ETFs with open total return swap agreements. At March 31, 2019, the total return swap notional values aggregated $61.2 million. If the total return swap counterparties were to terminate their positions, Legg Mason may invest to support the ETF products. Otherwise, we have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs and other consolidated sponsored investment products beyond our investments in and investment advisory fees generated from these products, which are eliminated in consolidation. Additionally, creditors of the CIVs and other consolidated sponsored investment products have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our operations have been principally funded by equity capital, long-term debt and retained earnings. At March 31, 2019, cash and cash equivalents, total assets, long-term debt, net, and stockholders' equity were $0.9 billion, $7.8 billion, $2.2 billion and $3.7 billion, respectively. Total assets include amounts related to CIVs and other consolidated sponsored investment products of $0.2 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows for the years ended March 31 (in millions):

	2019	2018	2017
Cash flows provided by operating activities	$560.9	$489.4	$534.8
Cash flows used in investing activities	(36.5)	(19.5)	(1,017.3)
Cash flows used in financing activities	(331.5)	(462.3)	(116.9)
Effect of exchange rate changes	(15.9)	11.9	(0.3)
Net change in cash and cash equivalents	177.0	19.5	(599.7)
Cash and cash equivalents, beginning of period	773.8	754.3	1,354.0
Cash and cash equivalents, end of period	$950.8	$773.8	$754.3

Cash inflows provided by operating activities during fiscal 2019 were $560.9 million, primarily related to Net Income, adjusted for non-cash items, including impairment charges totaling $365.2 million. Cash inflows provided by operating activities during fiscal 2018 were $489.4 million, primarily related to Net Income, adjusted for non-cash items, including the $229.0 million of impairment charges and the $213.7 million tax benefit recognized in connection with the enactment of the Tax Law, offset in part by net activity of CIVs. Cash inflows provided by operating activities during fiscal 2017 were $534.8 million, primarily related to Net Income, adjusted for non-cash items, and net sales of investment securities.

Cash outflows used in investing activities during fiscal 2019 and 2018 were $36.5 million and $19.5 million, respectively, primarily related to payments made for fixed assets, offset in part by returns of capital received on certain investments in partnerships and limited liability companies in each period. Cash outflows used in investing activities during fiscal 2017 were $1.0 billion, primarily related to payments associated with the acquisitions of Clarion Partners and EnTrust aggregating $997.9 million (net of cash acquired).

Cash outflows used in financing activities during fiscal 2019 were $331.5 million, primarily related to the repayment of $125.5 million of outstanding borrowings under our unsecured revolving credit agreement (as amended from time to time the "Credit Agreement"), dividends paid of $114.8 million, distributions to noncontrolling interest holders of $38.6 million and net redemptions attributable to noncontrolling interests in CIVs and other consolidated investment products of $22.2 million. Cash outflows used in financing activities during fiscal 2018 were $462.3 million, primarily related to the purchase of 6.6 million shares of our common stock for $253.6 million through open market purchases, the purchase of 5.6 million shares of our common stock from Shanda Asset Management Investment Limited ("Shanda") for $225.5 million, as further discussed below, and dividends paid of $102.2 million, offset in part by $125.5 million of net borrowings under our Credit Agreement to fund the purchase of our shares from Shanda. Cash outflows used in financing activities during fiscal 2017 were $116.9 million, primarily related to the repurchase of 11.7 million shares of our common stock for $381.7 million, dividends paid of $87.9 million, and the repayment of $40.0 million of short-term borrowings, offset in part by $482.4 million of net proceeds from the issuance of the 5.45% 2056 Notes in August 2016.

Based on our current level of operations and anticipated growth, we expect that cash generated from our operating activities, together with available cash on hand, will be adequate to support our working capital needs for at least the next 12 months. We currently intend to utilize our available resources for activities including, but not limited to, repayment of outstanding debt, strategic restructuring, acquisitions, seed capital investments in new and existing products, and payment of dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

Financing Transactions
The table below reflects our primary sources of financing (in thousands):

	Amount Outstanding at March 31,
Type	2019	2018	Interest Rate	Maturity
2.7% Senior Notes due July 2019	$250,000	$250,000	2.70%	July 2019
3.95% Senior Notes due July 2024	250,000	250,000	3.95%	July 2024
4.75% Senior Notes due March 2026	450,000	450,000	4.75%	March 2026
5.625% Senior Notes due January 2044	550,000	550,000	5.625%	January 2044
6.375% Junior Subordinated Notes due March 2056	250,000	250,000	6.375%	March 2056
5.45% Junior Subordinated Notes due September 2056	500,000	500,000	5.45%	September 2056
Revolving credit agreement(1)	—	125,500	Eurocurrency Rate + 1.25% + 0.175% annual commitment fee	December 2020
(1) $500,000 available as of March 31, 2019.

Long-term Debt
In August 2016, we issued an aggregate principal amount of $500 million of 5.45% 2056 Notes, the net proceeds of which, together with cash on hand, were used to repay the total $500 million of then outstanding borrowings under our Credit Agreement, as further discussed below.

As further discussed in "Future Outlook" below, we currently plan to apply available funds to repay the $250 million of outstanding 2019 Senior Notes due July 2019.

Revolving Credit Agreements
We maintain an unsecured Credit Agreement which provides for a $500 million multi-currency revolving credit facility. The revolving credit facility may be increased by an aggregate amount of up to $500 million, to $1.0 billion, subject to the approval of the lenders, expires in December 2020, and can be repaid at any time. This revolving credit facility is available to fund working capital needs and for general corporate purposes.

In December 2017, we borrowed $225.5 million under the Credit Agreement to fund the purchase of our shares from Shanda. In March 2018, we repaid $100 million of these borrowings, and in September 2018, we repaid the remaining $125.5 million of these outstanding borrowings. There were no borrowings outstanding under the Credit Agreement as of March 31, 2019.

In May 2016, we borrowed $460 million under the Credit Agreement to partially finance the acquisition of EnTrust and to replenish cash used to complete the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015. In August 2016, the total $500 million of then outstanding borrowings under the Credit Agreement were repaid using the net proceeds of the 5.45% 2056 Notes, together with cash on hand.

The financial covenants under the Credit Agreement include: maximum net debt to EBITDA ratio of 3.0 to 1; and a minimum EBITDA to interest ratio of 4.0 to 1. Debt is defined to include all obligations for borrowed money, excluding non-recourse debt of CIVs and capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of the greater of subsidiary cash or $300 million, by the lesser of 50% of the aggregate amount of our seed capital investments or $125 million, and an amount equal to 50% of our hybrid capital securities. EBITDA is defined as consolidated net income (loss) plus/minus tax expense (benefit), interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expense or losses, any non-cash charges, and certain transition-related costs, as defined in the agreements. As of March 31, 2019, our net debt to EBITDA ratio was 2.5 to 1 and EBITDA to interest expense ratio was 5.4 to 1, and therefore, we have maintained compliance with the applicable covenants.

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

If our net income significantly declines, or if we spend our available cash, it may impact our ability to maintain compliance with the financial covenants under our Credit Agreement. If we determine that our compliance with these covenants may be under pressure at a time when we have outstanding borrowings under this facility, want to utilize available borrowings, or otherwise desire to keep borrowings available, we may elect to take a number of actions, including reducing our expenses in order to increase our EBITDA, using available cash to repay all or a portion of our outstanding debt or seeking to negotiate with our lenders to modify the terms or to restructure our debt. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.
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

Other Transactions

Acquisitions
On April 10, 2019, Clarion Partners acquired a majority stake in Gramercy Europe (Jersey) Limited ("Gramercy"), a European real estate business specializing in pan-European logistics and industrial assets. The transaction required an initial cash payment of $11.2 million, which was paid using existing cash resources, and a potential contingent consideration payment, further discussed below.

On May 2, 2016, we closed the transaction to combine Permal and EnTrust, to create EnTrustPermal (which was renamed EnTrust Global in March 2019), of which we own 65%. The transaction required a cash payment of $400 million, which was funded with borrowings under our revolving credit facility, as well as a portion of the proceeds from the 2026 Notes and the 6.375% 2056 Notes that were issued in March 2016. In connection with the combination, we incurred restructuring and transition-related costs totaling approximately $94 million through completion of the plan in June 2018, of which approximately 15% were non-cash charges. See Note 2 of Notes to Consolidated Financial Statements for additional information.

On April 13, 2016, we acquired a majority interest in Clarion Partners. The acquisition required a cash payment of approximately $632 million (including a payment for cash delivered of $37 million and co-investments of $16 million), which was funded with a portion of the proceeds from the issuance of the 2026 Notes and the 6.375% 2056 Notes in March 2016.

Contingent Consideration
On April 10, 2019, Clarion Partners acquired a majority stake in Gramercy. The transaction provides for a potential contingent consideration payment of up to $3.7 million (using the foreign exchange rate as of April 10, 2019, for the €3.3 million potential payment), due on the fifth anniversary of closing.

Effective May 31, 2014, we completed the acquisition of QS Investors. In December 2018, we paid $4.3 million for the final installment of contingent consideration; and, in August 2016, we paid $6.6 million for the second anniversary contingent consideration. Both contingent consideration payments were funded from existing cash resources.

On December 31, 2015, Martin Currie acquired certain assets of PK Investments. In December 2017, contingent consideration of $3.2 million was paid using existing cash resources.

See Note 2 of Notes to Consolidated Financial Statements for additional information regarding acquisitions and contingent consideration.

Noncontrolling Interests
As further described below, we may be obligated to settle noncontrolling interests related to certain affiliates. The following table presents a summary of our affiliate redeemable noncontrolling interests carrying values (in millions), excluding amounts related to management equity plans. These carrying values reflect the estimated settlement values, except when such settlement values are less than the issuance price, the carrying value reflects the issuance price. The ultimate timing and amounts of noncontrolling interest settlements are too uncertain to project with any accuracy.

	EnTrust Global	Clarion Partners	RARE Infrastructure	Other	Total
Affiliate noncontrolling interests as of March 31, 2019	$380.7	$123.5	$35.2	$1.2	$540.6

Noncontrolling interests of 35% of the outstanding equity of EnTrust Global, 18% of the outstanding equity of Clarion Partners and 15% of RARE Infrastructure are subject to put and call provisions that may result in future cash outlays, generally starting in fiscal 2022 for both EnTrust Global and Clarion Partners, but subject to earlier effectiveness in certain circumstances.

On May 10, 2019, we purchased the 15% equity interest in RARE Infrastructure held by the firm's management team for total consideration of $22.2 million. The initial cash payment of $12.0 million was made on May 10, 2019. The remaining consideration will be due, subject to certain conditions, 50% one year after closing and 50% two years after closing.

On July 2, 2018, the corporate minority owner of RARE Infrastructure exercised the put option for its 10% ownership interest. The settlement value of $15.5 million, along with $1.0 million of dividends in arrears, was paid in October 2018.

See Note 15 of Notes to Consolidated Financial Statements for additional information.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with the management of Royce. Under this management equity plan, as of March 31, 2019, noncontrolling interests equivalent to 24.5% in the Royce entity have been issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). In June 2013, we implemented an affiliate management equity plan that entitled key employees of Permal to participate in 15% of the future growth of the enterprise value (subject to appropriate discounts), if any. In April 2016, in conjunction with the combination of Permal with EnTrust, the Permal management equity plan was liquidated with the payment of $7.2 million to its participants.

As of March 31, 2019, the estimated redemption value for units under management equity plans aggregated $81.8 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Share Repurchases
In January 2015, our Board of Directors authorized $1.0 billion for purchases of our common stock. As previously discussed, in December 2017, our Board of Directors approved the purchase of 5.6 million shares of our common stock for $225.5 million from Shanda, utilizing the remaining $169.0 million of common stock available for repurchase as authorized in January 2015, and authorizing the purchase of an additional $56.5 million of common stock to complete the transaction. The aggregate purchases of $225.5 million was effectively an acceleration of our share repurchase program. We did not repurchase any shares of our common stock during the year ended March 31, 2019, and as of March 31, 2019, further purchases of our common stock have not been authorized.

Future Outlook
As previously discussed, we currently intend to utilize our available cash resources to fund various activities. As of March 31, 2019, the $395 million of cash and cash equivalents in excess of our working capital, including current portion of long-term debt, and regulatory requirements includes amounts expected to be used to fund accrued compensation payments, primarily in the first quarter of fiscal 2020.

Strategic Restructuring
As previously discussed, we have initiated a strategic restructuring to reduce costs. We expect to incur aggregate restructuring costs in the range of $130 million to $150 million in connection with the strategic restructuring, which will be incurred through March 2021. The majority of the restructuring costs will be paid in cash. During fiscal 2019, we incurred $9.4 million of strategic restructuring costs and expect to incur $85 million to $95 million of costs in fiscal 2020. We expect that the strategic restructuring will result in future annual cost savings of $100 million or more, substantially all of which will be cash savings. We expect to achieve these savings on a run rate basis by the end of fiscal 2021. See Note 17 of Notes to Consolidated Financial Statements for additional information.

Short-term Borrowings and Long-term Debt
We intend to continue to accumulate cash to repay the $250 million of outstanding 2019 Senior Notes due July 2019. We do not currently expect to raise incremental debt or equity financing over the next 12 months. Going forward, there can be no assurances of these expectations, as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts available under our Credit Agreement, such as an opportunity to refinance indebtedness, or complete an acquisition, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our Credit Agreement or seek to raise additional equity or debt.

Liquid Assets
Our liquid assets include cash, cash equivalents, and certain current investment securities. As of March 31, 2019, our total liquid assets of approximately $1.1 billion, included $345 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries were not significant. In order to supplement cash available in the U.S. for general corporate purposes, we plan to utilize up to approximately $20 million of foreign cash annually over the next several years, and anticipate that $13 million will be in the form of debt service payments by foreign affiliates, with the remainder provided from distribution of forecasted future offshore earnings. No further repatriation of foreign earnings is currently planned.

Other
In conjunction with the acquisition, we committed to provide $100 million of seed capital to Clarion Partners products, after the second anniversary of the transaction closing.

In January 2016, we acquired a minority equity position in Precidian Investments, LLC ("Precidian"). Under the terms of the transaction, we acquired series B preferred units of Precidian that entitle us to approximately 20% of the voting and economic interests of Precidian, along with customary preferred equity protections. On May 20, 2019, the SEC issued an order granting exemptive relief for the use of Precidian Investments' ActiveShares® semi-transparent ETF methodology. Precidian has executed royalty arrangements with various financial institutions to use the ActiveShares® product. At our sole option, during the 48 months following the initial investment, we may, subject to satisfaction of certain closing conditions and upon payment of further consideration, convert our preferred units to 75% of the common equity of Precidian on a fully diluted basis.

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

Off-Balance Sheet Arrangements
Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments, or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations section that follows, Consolidation discussed in Critical Accounting Policies and Notes 1 and 19 of Notes to Consolidated Financial Statements, and Derivatives and Hedging discussed in Notes 1 and 16 of Notes to Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS
We have contractual obligations to make future payments, principally in connection with our long-term debt, non-cancelable lease agreements and service agreements. See Notes 6 and 8 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs and other consolidated sponsored investment products, as we are not responsible or liable for these obligations:

	2020	2021	2022	2023	2024	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$250.0	$—	$—	$—	$—	$2,000.0	$2,250.0
Interest on long-term borrowings and credit facility commitment fees	109.7	106.1	105.4	105.4	105.4	2,062.1	2,594.1
Minimum rental and service commitments	143.0	111.6	97.4	87.8	72.4	47.2	559.4
Contributions to pension plan(1)	3.0	3.0	3.0	3.0	3.0	5.0	20.0
Total Contractual Obligations (2) (3) (4)	$505.7	$220.7	$205.8	$196.2	$180.8	$4,114.3	$5,423.5

(1)
Represents contributions to be made by Martin Currie to its legacy pension plan on an annual basis through May 2024, with a final payment due November 2024 (using the exchange rate as of March 31, 2019 for the £2.3 million annual committed contribution amount and the £1.5 million final payment amount).

(2)
The table above does not include approximately $39.3 million in capital commitments to investment partnerships in which we are a limited partner, which will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2030 or $100 million of co-investment commitment associated with the Clarion Partners acquisition.

(3)
The table above does not include amounts for uncertain tax positions of $52.8 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(4)
The table above does not include redeemable noncontrolling interests related to minority equity interests in our affiliates and affiliate management equity plans with key employees of Clarion Partners and ClearBridge totaling $588.7 million as of March 31, 2019, because the timing and amount of any related cash outflows cannot be reliably estimated. Redeemable noncontrolling interests of CIVs of $103.6 million as of March 31, 2019, are also excluded from the table above because we have no obligations in relation to these amounts. Potential obligations arising from the ultimate settlement of awards under the affiliate management equity plan with key employees of Royce are also excluded due to the uncertainty of the timing and amounts ultimately payable. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

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

Investments
Our investments are comprised of investment securities, including seed capital in sponsored mutual funds and investment products, limited partnerships, limited liability companies and certain other investment products.

Current investments, excluding CIVs, subject to risk of security price fluctuations are summarized in the table below (in thousands):

	2019	2018
Investment securities, excluding CIVs:
Investments relating to long-term incentive compensation plans	$211,802	$184,738
Seed capital investments	132,515	173,780
Equity method investments relating to long-term incentive compensation plans	11,184	9,236
Other current investments	21,628	31,616
Total current investments, excluding CIVs	$377,129	$399,370

Current investments of $223.0 million and $194.0 million at March 31, 2019 and 2018, respectively, relate to long-term incentive plans which will have offsetting liabilities at the end of the respective vesting periods, but for which the related liabilities may not completely offset at the end of each reporting period due to vesting provisions. Therefore, fluctuations in the market value of these trading investments will impact our compensation expense, non-operating income (expense) and, dependent on the vesting provisions of the plan, our net income.

Approximately $132.5 million and $173.8 million of current investments at March 31, 2019 and 2018, respectively, are seed capital investments in sponsored mutual funds and other investment products and vehicles, for which fluctuations in market value will impact our non-operating income (expense). Of these amounts, the fluctuations in market value related to approximately $27.2 million and $28.6 million of seed capital investments as of March 31, 2019 and 2018, respectively, have offsetting compensation expense under revenue share arrangements. The fluctuations in market value related to approximately $89.6 million and $131.5 million in seed capital investments as of March 31, 2019 and 2018, respectively, are substantially offset by gains (losses) on market hedges and therefore do not materially impact Net Income (Loss) Attributable to Legg Mason, Inc. Seed capital investments are not liquidated before the related fund establishes a track record, has other investors, or a decision is made to no longer pursue the strategy.

Approximately $8.4 million and $15.5 million of other current investments at March 31, 2019 and 2018, respectively, represent noncontrolling interests associated with consolidated seed capital investments products. Fluctuations in the market value of these investments will not impact Net Income (Loss) Attributable to Legg Mason, Inc. However, they may have an impact on non-operating income (expense) with a corresponding offset in Net income attributable to noncontrolling interests. Fluctuations in the market value of $12.8 million and $15.7 million of the remaining other current investments in each respective period have offsetting compensation expense under revenue share arrangements.

Noncurrent investments, excluding CIVs, subject to risk of security price fluctuations are summarized in the table below (in thousands):

	2019	2018
Noncurrent investments, excluding CIVs:
Equity method investments	$62,998	$60,000
Adjusted cost investments(1)	12,245	9,578
Total noncurrent investments, excluding CIVs	$75,243	$69,578
(1) Prior to fiscal 2019, under previous accounting guidance, these investments were accounted for using the cost method.

Investment securities of CIVs totaled $138.0 million and $149.1 million as of March 31, 2019 and 2018, respectively. Fluctuations in the market value of investments of CIVs in excess of our equity investment will not impact Net Income (Loss) Attributable to Legg Mason, Inc. However, it may have an impact on non-operating income (expense) of CIVs with a corresponding offset in Net income attributable to noncontrolling interests. As of March 31, 2019 and 2018, we held equity investments in the CIVs of $43.7 and $43.9 million, respectively. As of March 31, 2019 and 2018, fluctuations in the market value of approximately $32.0 million and $27.2 million, respectively, of these equity investments in CIVs are substantially offset by gains (losses) on market hedges and therefore do not materially impact Net Income (Loss) Attributable to Legg Mason, Inc. Fluctuations in the market value of the remaining $11.7 million and $16.7 million in each respective period of equity investments in CIVs will impact our non-operating income (expense).

Valuation of investments is described below within Critical Accounting Policies under the heading "Valuation of Financial Instruments." See Notes 1 and 16 of Notes to Consolidated Financial Statements for further discussion of derivatives.

The following is a summary of the effect of a 10% increase or decrease in the market values of our financial instruments subject to market valuation risks at March 31, 2019 (in thousands):

	Carrying Value	Fair Value Assuming a 10% Increase	Fair Value Assuming a 10% Decrease
Current investments, excluding CIVs:
Investments relating to long-term incentive compensation plans	$211,802	$232,982	$190,622
Seed capital investments	132,515	145,767	119,264
Equity method investments relating to long-term incentive compensation plans	11,184	12,302	10,065
Other investments	21,628	23,791	19,465
Total current investments, excluding CIVs	377,129	414,842	339,416
Investments in CIVs	43,712	48,083	39,341
Non-current investments, excluding CIVs:
Equity method investments	62,998	69,297	56,698
Adjusted cost investments	12,245	13,470	11,021
Total investments subject to market risk	$496,084	$545,692	$446,476

Gains and losses related to investments in deferred compensation plans are directly offset over the full vesting period by a corresponding adjustment to compensation expense and related liability. In addition, investments in proprietary fund products and investments in CIVs totaling approximately $121.6 million have been economically hedged to limit market risk. As a result, a 10% increase or decrease in the unrealized market value of our financial instruments subject to market valuation risks in the table above would result in a $10.6 million increase or decrease in pre-tax earnings attributable to Legg Mason, Inc. as of March 31, 2019.

In addition, we have entered into various total return swap arrangements with respect to certain ETFs that we sponsor with notional amounts totaling $61.2 million as of March 31, 2019. Under the terms of each total return swap, we receive the related gains and losses on the investors' underlying shares of the ETFs, however, we have executed futures contracts with notional amounts totaling $37.0 million to limit market risk related to the total return swaps. As a result, a 10% increase or decrease in the underlying shares of the ETFs would result in an additional $2.4 million increase or decrease in pre-tax earnings attributable to Legg Mason, Inc. as of March 31, 2019.

Also, as of March 31, 2019 and 2018, cash and cash equivalents included $556.2 million and $350.1 million, respectively, of money market funds.

Foreign Exchange Sensitivity
We operate primarily in the U.S., but provide services, earn revenues and incur expenses outside the U.S. Accordingly, fluctuations in foreign exchange rates for currencies, principally in the U.K., Australia, Brazil, Japan, Singapore, and those denominated in the euro may impact our AUM, revenues, expenses, comprehensive income and net income. We and certain of our affiliates have entered into forward contracts to manage a portion of the impact of fluctuations in foreign exchange rates on their results of operations. We do not expect foreign currency fluctuations to have a material effect on our net income or liquidity.

Interest Rate Risk
Our exposure to interest rate changes is substantially mitigated as our outstanding long-term debt is at fixed interest rates.

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

Consolidation
In the normal course of our business, we sponsor and manage various types of investment products. For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make, and any earned but uncollected management fees, except those for which total return swap arrangements have been executed, for which additional risks are discussed below. Uncollected management fees from managed investment products were not material as of March 31, 2019, we have not issued any investment performance guarantees to these investment products or their investors, and we did not sell or transfer assets to any of these investment products. In accordance with financial accounting standards, we consolidate certain sponsored investment products, some of which are designated as CIVs. The financial information of certain consolidated CIVs is included in our Consolidated Financial Statements on a three-month lag based upon the availability of the investment product's financial information.

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

We have entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored ETFs. Under the terms of the total return swaps, we absorb all of the related gains and losses on the underlying ETF investments of these financial intermediaries, and therefore have variable interests in the related funds and, if significant, may be deemed the primary beneficiary. Accordingly, we consolidate ETF's with significant open total return swap arrangements.

See Notes 1 and 19 of Notes to Consolidated Financial Statements for additional discussion of CIVs and other VIEs.

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
We primarily earn revenues by providing investment management services and distribution and shareholder services for our customers, which are generally investment funds or the underlying investors in separately managed accounts. As further discussed below, revenues calculated based on the value of the investments under management determine the transaction price recognized when obligations under the terms of contracts with customers are satisfied, which is generally over time as the services are rendered.

Valuation of AUM
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

As of March 31, 2019, equity, fixed income, alternative and liquidity AUM values aggregated $202 billion, $420 billion, $68 billion, and $68 billion, respectively. As the majority of our AUM is valued by independent pricing services based on observable market prices or inputs, we believe market risk is the most significant risk underlying the value of our AUM. Economic events and financial market turmoil have increased market price volatility; however, as further discussed below, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of March 31, 2019, approximately 8% of total AUM is valued based on unobservable inputs, the majority of which is related to our real estate funds discussed below.

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

Valuation processes for AUM are dependent on the nature of the assets and any contractual provisions with our clients. Equity securities under management for which market quotations are available are usually valued at the last reported sales price or official closing price on the primary market or exchange on which they trade. Debt securities under management are usually valued at bid, or the mean between the last quoted bid and asked prices, provided by independent pricing services that are based on transactions in debt obligations, quotations from bond dealers, market transactions in comparable securities and various other relationships between securities. Short-term debt obligations are generally valued at amortized cost, which approximates fair value. The majority of our AUM is valued based on data from third parties such as independent pricing services, fund accounting agents, custodians and brokers. This varies slightly from time to time based upon the underlying composition of the asset class (equity, fixed income, alternative, and liquidity) as well as the actual underlying securities in the portfolio within each asset class. Regardless of the valuation process or pricing source, we have established controls reasonably designed to assess the reasonableness of the prices provided.

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

Separate Account and Funds Advisory Fees
Separate account and funds advisory fees are variable consideration which is primarily based on predetermined percentages of the daily, monthly or quarterly average market value of the AUM, as defined in the investment management agreements. The average market value of AUM is subject to change based on fluctuations and volatility in financial markets, and as such, separate account and funds advisory fees are constrained until the end of the month or quarter when the actual average market value of the AUM is known and a significant revenue reversal is no longer probable. Therefore, separate account and fund advisory fees are included in the transaction price and allocated to the investment management services performance obligation at the end of each monthly or quarterly reporting period, as specified in the investment management contract. Payment for services under investment management contracts is due once the variable consideration is allocated to the transaction price, and generally within 30 days. Recognition of separate account and funds advisory fee revenue under the updated guidance is consistent with our prior revenue recognition process.

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

Valuation of Financial Instruments
Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value. Equity investments, investment securities and derivative assets and liabilities included in the Consolidated Balance Sheets include forms of financial instruments. Unrealized gains and losses related to these financial instruments are reflected in Net Income (Loss) or Other Comprehensive Income (Loss), depending on the underlying purpose of the instrument. Effective April 1, 2018, we adopted updated accounting guidance on a prospective basis which requires equity investments to be measured at fair value, with changes recognized in earnings. This guidance does not apply to investments accounted for under the equity method. The adoption of the updated guidance did not have a material impact on our consolidated financial statements.

For equity investments where we do not control the investee, and where we are not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, we follow the equity method of accounting. The evaluation of whether we exert control or significant influence over the financial and operational policies of an investee requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include investor voting or other rights, any influence we may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between us and other investors in the entity. Our equity method investees that are investment companies record their underlying investments at fair value. Therefore, under the equity method of accounting, our share of the investee's underlying net income or loss predominantly represents fair value adjustments in the investments held by the equity method investee. Our share of the investee's net income or loss is based on the most current information available and is recorded as a net gain (loss) on investments within non-operating income (expense). We evaluate our equity method investments for impairment when events or changes in circumstances indicate that the carrying value of the investment exceeds its fair value, and the decline in fair value is other than temporary.

For investment securities, we value equity and fixed income securities using closing market prices for listed instruments or broker or dealer price quotations, when available. Fixed income securities may also be valued using valuation models and estimates based on spreads to actively traded benchmark debt instruments with readily available market prices.

For investments in illiquid or privately-held securities for which market prices or quotations are not readily available, the determination of fair value requires us to estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of March 31, 2019 and 2018, we owned $63.0 million and $60.0 million, respectively, of investments in partnerships and limited liability companies which were accounted for under the equity method and were included in Other noncurrent assets on the Consolidated Balance Sheets, and $11.2 million and $9.2 million, respectively, of equity method investments that are included in Investment securities on the Consolidated Balance Sheets. Of these amounts, $42.1 million and $33.7 million, respectively, were valued based on our assumptions and estimates and unobservable inputs. The remainder was valued using net asset value ("NAV") as a practical expedient, as further discussed below.

The updated accounting guidance adopted as of April 1, 2018, provides entities the option to elect to measure equity investments that do not have readily determinable fair values and do not qualify for the NAV practical expedient at "adjusted cost." Under this adjusted cost method, investments are initially recorded at cost, and subsequently adjusted (increased or decreased) when there is an observable transaction involving the same investments, or similar investments from the same issuer. Adjusted cost investment carrying values are also reviewed and adjusted for impairment, if any. As of March 31, 2019, approximately $12.2 million of investments in partnerships and limited liability companies were accounted for using the adjusted cost method. As of March 31, 2018, the carrying value of such investments totaled $9.6 million and these investments were accounted for using the cost method under prior accounting guidance.

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

Level 2 — Financial instruments for which prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For us, this category includes fixed income securities, certain proprietary fund and other investment products, and certain long-term debt.

Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes investments in partnerships, limited liability companies, private equity funds, and real estate funds. This category also includes certain proprietary fund and other investment products with redemption restrictions and contingent consideration liabilities, if any.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Certain proprietary fund products and certain investments held by CIVs are valued at NAV determined by the fund administrator. These funds are typically invested in exchange traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2, Level 3, or NAV practical expedient, based on whether the fund is exchange traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity funds, real estate funds and investment partnerships) for which market prices or quotations may not be readily available, including certain investments held by CIVs, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified in Level 3.

Futures contracts are valued at the last settlement price at the end of each day on the exchange upon which they are traded and are classified as Level 1.

As a practical expedient, we rely on the NAVs of certain investments in partnerships and limited liability companies as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date. Investments for which the fair value is measured using NAV as a practical expedient are not required to be categorized within the fair value hierarchy.

As of March 31, 2019, approximately 1% of total assets (5% of financial assets measured at fair value) and less than 1% of total liabilities (11% of financial liabilities measured at fair value) meet the definition of Level 3.
Any transfers between categories are measured at the beginning of the period.

See Note 3 and 19 of Notes to Consolidated Financial Statements for additional information.

Intangible Assets and Goodwill
Balances as of March 31, 2019, are as follows (in thousands):

Amortizable intangible asset management contracts and other	$126,442
Indefinite-life intangible assets	3,211,715
Trade names	48,602
Goodwill	1,883,554
$5,270,313

Our identifiable intangible assets consist primarily of asset management contracts, contracts to manage proprietary mutual funds, hedge funds, funds-of-hedge funds, real estate funds and trade names resulting from acquisitions. Asset management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. Contracts to manage proprietary mutual funds, hedge funds, funds-of-hedge funds, or real estate funds are indefinite-life intangible assets because we assume that there is no foreseeable limit on the contract period due to the likelihood of continued renewal at little or no cost. Similarly, trade names are considered indefinite-life intangible assets because they are expected to generate cash flows indefinitely.

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

Details of our intangible assets and goodwill and the related impairment tests follow. As a result of uncertainty regarding future market conditions and other matters, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment.

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

We performed our annual impairment testing of goodwill and indefinite-life intangible assets as of October 31, 2018 and our periodic impairment review of amortizable intangible assets as of December 31, 2018. Due to prior limited excess fair value over the related carrying values noted in the analyses of the EnTrust Global (formerly EnTrustPermal) and RARE Infrastructure indefinite-life fund management contracts assets, and negative market trends, these analyses were completed with current data through December 31, 2018. Analyses of trade name indefinite-life intangible assets related to these businesses were also completed with current data through December 31, 2018. As a result of these updated impairment tests, our EnTrust Global indefinite-life mutual fund contracts asset and trade name asset, and our RARE Infrastructure indefinite-life fund management contracts asset, amortizable management contracts asset and trade name asset were all determined to be partially impaired resulting in pre-tax operating charges totaling $365 million.

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

With the exception of the RARE Infrastructure separate account contracts amortizable asset further discussed below, there were no impairments in the values of amortizable intangible assets recognized during the year ended March 31, 2019, as our estimates of the related future cash flows exceeded the asset carrying values.

During the three months ended December 31, 2018, projected revenues related to the RARE Infrastructure separate account contracts asset declined due to losses of separate account clients and AUM. Based on revised attrition estimates, the remaining useful life was decreased from three and one-half years to two years at December 31, 2018. As a result of the decline in projected revenues and the revised estimate of useful life, the amortized carrying value of $7 million was determined to exceed its fair value and an impairment charge of $6 million was recorded during the three months ended December 31, 2018. Management estimated the fair value of this asset as of December 31, 2018, based on a discounted cash flow analysis using unobservable market inputs, which are Level 3 measurements. In addition to the useful life, other significant assumptions used in the cash flow analysis included projected revenue growth rates of 7% and a discount rate of 16.5%.

As of March 31, 2019, the fair value of the EnTrust Global separate account contracts amortizable asset exceeded the carrying value of $42 million by 10%. Despite the excess of fair value over the related carrying value, future decreases in our cash flow projections, resulting from actual results, or changes in assumptions due to client attrition and the related reduction in revenues, investment performance, market conditions, or other factors, may result in impairment of this asset. There can be no assurance that continued client attrition, asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset.

As of March 31, 2019, the Clarion Partners separate account contracts amortizable asset net carrying values of $71 million represented nearly 60% of our total amortizable intangible asset management contracts and other aggregate carrying value. As of March 31, 2019, the cumulative undiscounted cash flows related to this separate account contracts amortizable asset exceeded the carrying value by a material amount.

The estimated remaining useful lives of amortizable intangible assets currently range from one to nine years with a weighted-average life of approximately 6.2 years.

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

Contracts that are managed and operated as a single unit, such as contracts within the same family of funds, are reviewed in aggregate and are considered interchangeable if investors can transfer between funds with limited restrictions. Similarly, cash flows generated by new funds added to the fund group are included when determining the fair value of the intangible asset. As further discussed in Note 2 of Notes to Consolidated Financial Statements, EnTrust was combined with Permal to form EnTrust Permal (which was renamed EnTrust Global in March 2019), through common management, shared resources (including infrastructure, employees, and processes) and branding initiatives. Accordingly, after completing the annual impairment testing process in fiscal 2017, the indefinite-life funds management contracts asset related to the EnTrust acquisition was combined with the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business. The related carrying values and cash flows of the funds have been aggregated for impairment testing.

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

As of October 31, 2018, the combined EnTrust Global fund management contracts asset accounted for approximately 11% of our indefinite-life intangible assets and is supported by the combined EnTrust Global fund management business. The past several years have seen declines in the traditional legacy high net worth client funds-of-hedge funds business, including transfers of client funds from such products into EnTrust Global separate account products. As a result, both the near-term and long-term growth assumptions for these contracts were reduced, which led to decreased projected cash flows from the business.

Based upon our projected discounted cash flow analyses, the EnTrust Global fund management contracts asset carrying value of $401 million exceeded its fair value of $127 million, resulting in an impairment charge of approximately $275 million for the excess. Base revenues related to EnTrust Global fund management contracts were assumed to have annual growth (contraction) rates ranging from (19)% to 4% (average: 3%). Given current experience, projected near-year cash flows reflect AUM outflows in years one and two, and trend to modest AUM inflows of 1% by year four. Investment performance, including its expected impact on future asset flows, is a significant factor in our growth projections for the funds contracts. Our market performance projections are supported by the fact that our alternative assets have 5-year annual returns approximating 5% and are further supported by industry statistics. The projected cash flows from the EnTrust Global fund management contracts were discounted at 17.0%, reflecting the factors noted above. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions resulting from flow and AUM levels, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that asset flows, market uncertainty, or other factors will not produce an additional impairment in this asset, which could be significant.

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

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2.1 billion, account for approximately 60% of our indefinite-life intangible assets. As of October 31, 2018, approximately $145 billion of AUM, primarily managed by Western Asset and ClearBridge, was associated with this asset, with approximately 39% in equity AUM, 45% in fixed income AUM and 16% in liquidity AUM. Although our domestic mutual funds overall have maintained strong recent market performance, previously disclosed uncertainties regarding market conditions and asset flows are reflected in our projected discounted cash flow analyses. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by a material amount. For our impairment test, cash flows from the domestic mutual fund contracts were assumed to have annual growth rates averaging approximately 6% and reflect moderate AUM inflows. Projected cash flows of the domestic mutual fund contracts were discounted at 15.0%.

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

Trade names account for 2% of indefinite-life intangible assets and are primarily related to EnTrust Global and Clarion Partners, which had carrying values of $29 million and $23 million, respectively. We tested these intangible assets using a relief from royalty approach and discounted cash flow methods similar to those described above for indefinite-life contracts.

The EnTrust Global trade name carrying value of $28 million exceeded the fair value of $10 million resulting in an impairment charge of $18 million. The significant assumptions used in the cash flow analysis included projected annual revenue growth rates of flat to 4% (average: 4%), a royalty rate of 1.0%, and a discount rate of 16.5%. Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions resulting from flow and AUM levels, investment performance, market conditions, or other factors, may result in further impairment of this asset. There can be no assurance that asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset.

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

We also perform a market-based valuation of our reporting unit value, which applies an average of EBITDA multiples paid in change of control transactions for peer companies to our EBITDA. The results of our two estimates of value for the reporting unit (the discounted cash flow and EBITDA multiple analyses) are compared and significant differences, if any, are assessed to determine the reasonableness of each value and whether any adjustment to either result is warranted. Once the values are accepted, the appropriately weighted average of the two reporting unit valuations (the discounted cash flow and EBITDA multiple analyses) is used as the implied fair value of our Global Asset Management reporting unit, which at December 31, 2018, exceeded the carrying value by 4%. Considering the relative merits of the details involved in each valuation process, we used an equal weighting of the two values for the 2018 testing. The significant assumptions used in the cash flow analysis included projected annual revenue growth rates ranging from 2% to 6% (average: 5%) and the projected cash flows were discounted at 16.25%. Changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced AUM or other factors, could result in an impairment of goodwill, and such an impairment could potentially have a material impact on our results of operations and financial condition.

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

Stock-Based Compensation
Our stock-based compensation plans include restricted stock units, stock options, an employee stock purchase plan, market and performance-based performance shares payable in common stock, affiliate management equity plans and deferred compensation payable in stock. Under our stock compensation plans, we issue equity awards to directors, officers, and key employees.

In accordance with applicable accounting guidance, compensation expense for the years ended March 31, 2019, 2018, and 2017, includes compensation cost for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods, which may be reduced for retirement-eligible recipients, on the straight-line method. Effective April 1, 2017, we adopted updated accounting guidance on stock-based compensation accounting. The updated guidance simplifies several aspects of accounting for stock-based compensation including the income tax consequences, and clarifies classification criteria for awards as either equity or liabilities, and the classification of related amounts in statements of cash flows. The updated guidance requires all excess tax benefits and deficiencies associated with stock-based compensation to be recognized as discrete items in the Income tax provision (benefit) in the Consolidated Statements of Income (Loss) in the reporting period in which they occur, thereby increasing the volatility of the Income tax provision (benefit) as a result of fluctuations in our stock price. We adopted this amendment on a modified retrospective basis. Upon adoption of the updated guidance, we elected to prospectively account for forfeitures as they occur. Also, cash flows related to income tax deductions in excess of or less than the related stock-based compensation expense will be classified as Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. Under the prior accounting guidance, such cash flows were classified as Cash Flows from Financing Activities.

We granted 0.4 million and 0.8 million stock options in fiscal 2018 and 2017, respectively. We determine the fair value of each option grant using the Black-Scholes option-pricing model, which requires management to develop estimates regarding certain input variables. The inputs for the Black-Scholes model include: stock price on the date of grant, exercise price of the option, dividend yield, volatility, expected life and the risk-free interest rate, all of which, with the exception of the grant date stock price and the exercise price, require estimates or assumptions. We calculate the dividend yield based upon the average of the historical quarterly dividend payments over a term equal to the expected life of the options. We estimate volatility equally weighted between the historical prices of our stock over a period equal to the expected life of the option and the implied volatility of market listed options at the date of grant. The expected life is the estimated length of time an option will be held before it is either exercised or canceled, based upon our historical option exercise experience. The risk-free interest rate is the rate available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options being valued. If we used different methods to estimate our variables for the Black-Scholes model, or if we used a different type of option-pricing model, the fair value of our option grants might be different.

During fiscal 2017, we implemented an affiliate equity management plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the affiliate's enterprise value (subject to appropriate discounts) subsequent to the date of the grant. During fiscal 2016, we implemented an affiliate management equity plan with Royce which resulted in the issuance of minority equity interests in the affiliate to its management team in fiscal 2019, 2017, and 2016. These Royce interests allow the holders to receive quarterly distributions of the affiliate's net revenues in amounts equal to the percentage of ownership represented by the equity they hold. During fiscal 2014, we also implemented a management equity plan for ClearBridge and granted units to certain of their employees that entitle them to participate in 15% of the future growth of the respective affiliate's enterprise value (subject to appropriate discounts).

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

Noncontrolling Interests
Noncontrolling interests include affiliate minority interests, third-party investor equity in consolidated sponsored investment products, and vested affiliate management equity plan interests. Noncontrolling interests where the holder may be able to request settlement are classified as redeemable noncontrolling interests, and are reported at their estimated settlement values, except when such settlement values are less than the issuance value, the reported amount is the issuance value. When settlement is not expected to occur until a future date, changes in the expected settlement values are recognized over the settlement period as adjustments to retained earnings. Nonredeemable noncontrolling interests do not permit the holder to request settlement, and are reported at their issuance value, together with undistributed net income (loss) allocated to noncontrolling interests.

We estimate the settlement value of noncontrolling interests as their fair value. Amounts for affiliate minority interests and affiliate management equity plan interests, if reported at fair value, reflect the related total business enterprise value, after appropriate discounts for lack of marketability and control. There may also be features of these equity interests, such as dividend subordination, that are contemplated in their valuations. The fair value of option-like management equity plan interests also relies on Black-Scholes option pricing model calculations, as noted above. For affiliate noncontrolling interests, subsequent to acquisition, business enterprise values are derived using various methods, including discounted cash flows, guideline public company and guideline public transaction methods. We may engage third-party valuation experts to perform independent determinations of fair value or to review internally prepared valuations, as appropriate, based on the relative significance of the related amounts and related contractual provisions and changes in valuation inputs. For consolidated sponsored investment products, where the investor may request withdrawal at any time, fair value is based on market quotes of the underlying securities held by the investment vehicles.

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

Substantially all of our deferred tax assets relate to U.S. (federal and state), and U.K. taxing jurisdictions. As of March 31, 2019, U.S. federal deferred tax assets aggregated $595 million, realization of which is expected to require $3.7 billion of U.S. earnings over the next eight years, of which $0.3 billion must be foreign sourced earnings. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated and those resulting from foreign tax credits generally expire 10 years after they are generated. Based on estimates of future taxable income, using assumptions similar to those used in our goodwill impairment testing, it is more likely than not that substantially all of the current federal tax benefits relating to net operating losses will be realized. With respect to those resulting from foreign tax credit carryforwards, it is more likely than not that tax benefits relating to the utilization of approximately $1.8 million of foreign taxes as credits will not be realized and a valuation allowance has been established. Further, our estimates and assumptions do not contemplate changes in the ownership of Legg Mason stock, which could, under certain circumstances, limit our utilization of net operating loss and foreign tax credit benefits. Any such limitation would impact the timing or amount of net operating loss or foreign tax credit benefits ultimately realized before they expire.
As of March 31, 2019, U.S. state deferred tax assets aggregated $226 million, offset by a valuation allowance of $93 million, and were primarily related to state net operating loss benefits generated in certain jurisdictions in cases where it is more likely that these benefits will not ultimately be realized. Due to the variability of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary.
For foreign jurisdictions, the net decrease in valuation allowances of $6.1 million in fiscal 2019 was primarily related to current year increases in carried forward U.K. interest deductions.
To the extent our analysis of the realization of deferred tax assets relies on deferred tax liabilities, we have considered the timing, nature and jurisdiction of reversals, as well as, available planning strategies to value and measure the realizability of our deferred tax assets. In the event we determine all or any portion of our deferred tax assets that are not already subject to a valuation allowance are not realizable, we will be required to establish a valuation allowance by a charge to the income tax provision in the period in which that determination is made. The values of our deferred tax assets are based on enacted corporate tax rates for the future period in which the tax attributes are anticipated to be realized. Legislative changes to these rates would require a re-measurement of our deferred tax assets in the period of enactment. Depending on the facts and circumstances, the charge could be material to our earnings.
On December 22, 2017, the Tax Law was enacted. The Tax Law is complex, materially changed the U.S. corporate income tax rate from 35% to 21%, and included various other changes which impacted us. During fiscal 2019, the re-measurement of our deferred tax assets and liabilities was completed and no further adjustments were necessary. Further, our accounting for the tax on unremitted foreign earnings was completed during fiscal 2019 and an adjustment in the amount of $2.2 million additional expense was recorded. The Tax Law also created new taxes on international operations, including its Global Intangible Low-Taxed Income ("GILTI") provision. During fiscal 2019, we made an accounting policy election to record expense on GILTI inclusions as a period cost, if applicable, rather then recognizing deferred taxes for related basis differences expected to reverse.
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

Management assessed the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of March 31, 2019, Legg Mason's internal control over financial reporting is effective based on the criteria established in the COSO framework.

The effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2019.

Joseph A. Sullivan
Chairman and Chief Executive Officer

Peter H. Nachtwey
Senior Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Legg Mason, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Legg Mason, Inc. and its subsidiaries (“the Company”) as of March 31, 2019 and March 31, 2018, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and March 31, 2018, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Baltimore, Maryland
May 24, 2019

We have served as the Company’s auditor since at least 1983, which is when the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2019	March 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$921,071	$736,130
Cash and cash equivalents of consolidated investment vehicles	4,219	2,800
Restricted cash	21,213	30,428
Receivables:
Investment advisory and related fees	425,470	475,594
Other	57,107	77,024
Investment securities	377,129	399,370
Investment securities of consolidated investment vehicles	129,627	140,133
Other	82,131	65,010
Other current assets of consolidated investment vehicles	1,889	1,893
Total Current Assets	2,019,856	1,928,382
Fixed assets, net	149,989	148,406
Intangible assets, net	3,386,759	3,797,659
Goodwill	1,883,554	1,932,355
Deferred income taxes	199,717	202,068
Other	145,254	134,407
Other assets of consolidated investment vehicles	8,993	9,257
TOTAL ASSETS	$7,794,122	$8,152,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$571,301	$476,061
Accounts payable and accrued expenses	182,921	175,583
Short-term borrowings	—	125,500
Current portion of long-term debt	250,301	—
Other	99,479	204,264
Other current liabilities of consolidated investment vehicles	5,742	634
Total Current Liabilities	1,109,744	982,042
Deferred compensation	85,548	92,422
Deferred income taxes	123,420	139,787
Other	122,044	132,042
Long-term debt, net	1,971,451	2,221,810
TOTAL LIABILITIES	3,412,207	3,568,103
Commitments and Contingencies (Note 8)
REDEEMABLE NONCONTROLLING INTERESTS	692,376	732,295
STOCKHOLDERS' EQUITY
Common stock, par value $0.10; authorized 500,000,000 shares; issued 85,556,562 and 84,606,408 shares for March 31, 2019 and 2018, respectively	8,556	8,461
Additional paid-in capital	2,039,671	1,976,364
Employee stock trust	(21,416)	(21,996)
Deferred compensation employee stock trust	21,416	21,996
Retained earnings	1,742,764	1,894,762
Accumulated other comprehensive loss, net	(131,236)	(55,182)
Total stockholders' equity attributable to Legg Mason, Inc.	3,659,755	3,824,405
Nonredeemable noncontrolling interest	29,784	27,731
TOTAL STOCKHOLDERS' EQUITY	3,689,539	3,852,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,794,122	$8,152,534
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2019		2018	2017
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$1,029,353		$1,020,790	$925,250
Funds	1,479,972		1,564,839	1,482,045
Performance fees	84,900		227,785	108,277
Distribution and service fees	302,967		321,936	366,677
Other	6,067		4,972	4,653
Total Operating Revenues	2,903,259		3,140,322	2,886,902
OPERATING EXPENSES
Compensation and benefits	1,398,047		1,503,000	1,374,334
Transition-related compensation	922		5,798	27,314
Total Compensation and Benefits	1,398,969		1,508,798	1,401,648
Distribution and servicing	439,276		489,331	499,125
Communications and technology	228,138		212,798	208,885
Occupancy	105,296		100,760	113,714
Amortization of intangible assets	24,404		24,604	26,190
Impairment of intangible assets	365,200		229,000	35,000
Contingent consideration fair value adjustments	571		(31,329)	(39,500)
Other	238,303		282,359	219,597
Total Operating Expenses	2,800,157	—	2,816,321	2,464,659
OPERATING INCOME	103,102		324,001	422,243
NON-OPERATING INCOME (EXPENSE)
Interest income	12,176		7,106	6,815
Interest expense	(117,341)		(117,872)	(113,173)
Other income (expense), net	31,123		10,824	41,664
Non-operating income (expense) of consolidated investment vehicles, net	(565)		9,781	13,329
Total Non-Operating Income (Expense)	(74,607)		(90,161)	(51,365)
INCOME BEFORE INCOME TAX PROVISION	28,495		233,840	370,878
Income tax provision (benefit)	20,561		(102,510)	84,175
NET INCOME	7,934		336,350	286,703
Less: Net income attributable to noncontrolling interests	36,442		51,275	59,447
NET INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$(28,508)		$285,075	$227,256
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. STOCKHOLDERS:
Basic	$(0.38)		$3.03	$2.19
Diluted	(0.38)		3.01	2.18
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Years Ended March 31,
	2019	2018		2017
NET INCOME	$7,934	$336,350		$286,703
Other comprehensive income (loss):
Foreign currency translation adjustment	(71,882)	48,556		(32,924)
Reclassification of cumulative foreign currency translation on Legg Mason Poland sale	—	—	2,493	2,493
Unrealized losses on interest rate swap:
Unrealized losses on interest rate swap, net of tax benefit of $1,708	—	—		(2,718)
Reclassification adjustment for losses included in net income, net of tax benefit of $1,708	—	—		2,718
Net unrealized losses on interest rate swap	—	—		—
Changes in defined benefit pension plan	(4,172)	3,046		(9,860)
Total other comprehensive income (loss)	(76,054)	51,602		(40,291)
COMPREHENSIVE INCOME (LOSS)	(68,120)	387,952		246,412
Less: Comprehensive income attributable to noncontrolling interests	41,180	50,894		59,600
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$(109,300)	$337,058		$186,812
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Years Ended March 31,
	2019	2018	2017
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$8,461	$9,573	$10,701
Stock options exercised	20	47	32
Deferred compensation employee stock trust	1	1	2
Stock-based compensation	114	95	45
Employee tax withholdings by settlement of net share transactions	(40)	(35)	(37)
Shares repurchased and retired	—	(1,220)	(1,170)
Ending balance	8,556	8,461	9,573
ADDITIONAL PAID-IN CAPITAL
Beginning balance	1,976,364	2,385,726	2,693,113
Stock options exercised	6,094	14,024	8,958
Deferred compensation employee stock trust	630	554	514
Stock-based compensation	62,704	70,277	71,494
Performance-based restricted share units related to the acquisition of Clarion Partners	—	—	11,121
Employee tax withholdings by settlement of net share transactions	(15,535)	(13,198)	(12,102)
Shares repurchased and retired	—	(477,919)	(380,502)
Redeemable noncontrolling interest reclassification for affiliate management equity plans and affiliate noncontrolling interest	9,414	(3,100)	(6,870)
Ending balance	2,039,671	1,976,364	2,385,726
EMPLOYEE STOCK TRUST
Beginning balance	(21,996)	(24,057)	(26,263)
Shares issued to plans	(631)	(555)	(516)
Distributions	1,211	2,616	2,722
Ending balance	(21,416)	(21,996)	(24,057)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	21,996	24,057	26,263
Shares issued to plans	631	555	516
Distributions	(1,211)	(2,616)	(2,722)
Ending balance	21,416	21,996	24,057
RETAINED EARNINGS
Beginning balance	1,894,762	1,694,859	1,576,242
Net income (loss) attributable to Legg Mason, Inc.	(28,508)	285,075	227,256
Dividends declared	(120,669)	(105,169)	(90,578)
Reclassification to noncontrolling interest for:
EnTrustPermal combination	—	—	(15,500)
Net increase in estimated redemption value of affiliate management equity plans and affiliate noncontrolling interests	(15,084)	(4,330)	(2,561)
Adoption of new revenue recognition guidance	12,263	—	—
Adoption of new stock-based compensation guidance	—	24,327	—
Ending balance	1,742,764	1,894,762	1,694,859
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Beginning balance	(55,182)	(106,784)	(66,493)
Changes in defined benefit pension plan	(4,172)	3,046	(9,860)
Foreign currency translation adjustment	(71,882)	48,556	(32,924)
Reclassification of cumulative foreign currency translation on Legg Mason Poland sale	—	—	2,493
Ending balance	(131,236)	(55,182)	(106,784)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,659,755	3,824,405	3,983,374
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	27,731	27,798	22,202
Net income attributable to noncontrolling interests	8,413	8,403	7,397
Grants of affiliate management equity plan interests	2,400	—	4,600
Distributions	(8,760)	(8,470)	(6,401)
Ending balance	29,784	27,731	27,798
TOTAL STOCKHOLDERS’ EQUITY	$3,689,539	$3,852,136	$4,011,172
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended March 31,
	2019	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,934	$336,350		$286,703
Adjustments to reconcile Net Income to net cash provided by operations:
Impairments of intangible assets	365,200	229,000		35,000
Tax expense (benefit) for new Tax Law	2,164	(213,675)	—	—
Depreciation and amortization	72,795	72,986		80,213
Accretion and amortization of securities discounts and premiums, net	2,057	2,816		5,691
Stock-based compensation	65,884	70,875		93,008
Net unrealized losses (gains) on investments	8,380	(4,741)		(33,088)
Net losses (gains) and earnings on investments	(27,705)	305		(9,717)
Net losses (gains) of consolidated investment vehicles	565	(9,781)		(13,329)
Deferred income taxes	(8,319)	72,182		57,804
Contingent consideration fair value adjustments	571	(31,329)		(39,500)
Other	1,155	1,047		1,722
Decrease (increase) in assets:
Investment advisory and related fees receivable	45,695	(38,094)		(28,921)
Net sales of trading and other investments	9,991	44,115		93,165
Other receivables	(8,822)	9,109		(13,481)
Other assets	(18,507)	2,038		(11,766)
Assets of consolidated investment vehicles	12,559	(67,690)		45,531
Increase (decrease) in liabilities:
Accrued compensation	100,640	(13,946)		34,456
Deferred compensation	(6,873)	4,447		22,248
Accounts payable and accrued expenses	9,553	(8,956)		(16,082)
Other liabilities	(79,159)	32,412		(51,027)
Other liabilities of consolidated investment vehicles	5,108	(102)		(3,812)
CASH PROVIDED BY OPERATING ACTIVITIES	$560,866	$489,368		$534,818

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

	Year Ended March 31,
	2019	2018	2017
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(51,335)	$(37,346)	$(39,977)
Business investments and acquisitions, net of cash acquired of $33,547 in fiscal 2017	—	(2,950)	(1,010,428)
Proceeds from sale of businesses	—	—	19,469
Contingent payment from prior sale of businesses	923	6,028	—
Returns of capital and proceeds from sales and maturities of investments	13,911	14,785	13,597
CASH USED IN INVESTING ACTIVITIES	(36,501)	(19,483)	(1,017,339)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(114,761)	(102,178)	(87,897)
Distributions to affiliate noncontrolling interests	(38,575)	(61,858)	(35,862)
Settlement of affiliate noncontrolling interest put	(16,528)	—	—
Payment of contingent consideration	(4,869)	(3,242)	(6,587)
Net (redemptions) subscriptions attributable to noncontrolling interests	(22,193)	57,228	(44,587)
Employee tax withholdings by settlement of net share transactions	(15,575)	(13,233)	(12,139)
Issuances of common stock for stock-based compensation	6,472	14,626	9,506
Proceeds from issuance of long-term debt	—	—	500,000
Increase (decrease) in short-term borrowings	(125,500)	125,500	(40,000)
Repurchases of common stock	—	(479,139)	(381,672)
Debt issuance costs	—	—	(17,639)
CASH USED IN FINANCING ACTIVITIES	(331,529)	(462,296)	(116,877)
EFFECT OF EXCHANGE RATES	(15,806)	11,837	(263)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	177,030	19,426	(599,661)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
BEGINNING OF PERIOD	773,765	754,339	1,354,000
END OF PERIOD	$950,795	$773,765	$754,339
Supplemental Disclosures
Cash paid for:
Income taxes, net of refunds of $757, $9,032 and $1,014 respectively	$39,173	$32,879	$21,552
Interest	115,302	115,025	105,381
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$921,071	$736,130	$733,709
Restricted cash:
Corporate restricted cash	21,213	30,428	16,046
Cash and cash equivalents of consolidated investment vehicles	4,219	2,800	651
Affiliate employee benefit trust cash included in Other non-current assets	4,292	4,407	3,933
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$950,795	$773,765	$754,339
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
March 31, 2019

1. Significant Accounting Policies

Basis of Presentation
Legg Mason, Inc. ("Parent") and its subsidiaries (collectively, "Legg Mason") are principally engaged in providing asset management and related financial services to individuals, institutions, corporations and municipalities.

The consolidated financial statements include the accounts of the Parent and its subsidiaries in which it has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Legg Mason is also required to consolidate any variable interest entity ("VIE") in which it is considered to be the primary beneficiary. See "Consolidation" below and Note 19 for a further discussion of VIEs. All material intercompany balances and transactions have been eliminated.

Certain amounts in prior year financial statements have been reclassified to conform to new guidance and/or the current year presentation, including the classification and presentation of restricted cash and certain distributions received from equity method investees in the Consolidated Statements of Cash Flows, as discussed below.

All references to fiscal 2019, 2018 or 2017, refer to Legg Mason's fiscal year ended March 31 of that year. Terms such as "we", "us", "our," and "Company" refer to Legg Mason.

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

Certain of the investment products Legg Mason sponsors and manages are considered to be VIEs (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Legg Mason may fund the initial cash investment in certain VRE investment products to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed in Note 3, the products with “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. As of March 31, 2019, 2018, and 2017, no consolidated VREs were designated as CIVs.

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

As of March 31, 2019, 2018, and 2017, Legg Mason concluded it was the primary beneficiary of certain VIEs, which were consolidated and designated as CIVs, because it held significant financial interests in the funds. In addition, Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored exchange traded funds ("ETFs"). Under the terms of the total return swaps, Legg Mason absorbs all of the related gains and losses on the underlying ETF investments of these financial intermediaries, and therefore has variable interests in the related funds and, if significant, may be deemed the primary beneficiary. As of March 31, 2019 and 2018, Legg Mason consolidated the ETFs with significant open total return swap arrangements, which were designated as CIVs. See Note 19 for additional information.

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
Legg Mason primarily earns revenues by providing investment management services and distribution and shareholder services for its customers, which are generally investment funds or the underlying investors in separately managed accounts. As further discussed below, revenues calculated based on the value of the investments under management determine the transaction price recognized when obligations under the terms of contracts with customers are satisfied, which is generally over time as the services are rendered.

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

Separate Account and Funds Advisory Fees
Separate account and funds advisory fees are variable consideration which is primarily based on predetermined percentages of the daily, monthly or quarterly average market value of the AUM, as defined in the investment management agreements. The average market value of AUM is subject to change based on fluctuations and volatility in financial markets, and as such, separate account and funds advisory fees are constrained until the end of the month or quarter when the actual average market value of the AUM is known and a significant revenue reversal is no longer probable. Therefore, separate account and fund advisory fees are included in the transaction price and allocated to the investment management services performance obligation at the end of each monthly or quarterly reporting period, as specified in the investment management contract. Payment for services under investment management contracts is due once the variable consideration is allocated to the transaction price, and generally within 30 days. Recognition of separate account and funds advisory fee revenue under the updated guidance is consistent with Legg Mason’s prior revenue recognition process.

Performance and Incentive Fees
Performance and incentive fees are variable consideration that may be earned on certain investment management contracts for exceeding performance benchmarks on a relative or absolute basis or for exceeding contractual return thresholds. Performance and incentive fees are estimated at the inception of a contract; however, a range of outcomes is possible due to factors outside the control of the investment manager, particularly market conditions. Performance and incentive fees are therefore excluded from the transaction price until it becomes probable that a significant reversal in the cumulative amount of revenue recognized will not occur. A portion of Legg Mason's performance and incentive fees are earned based on 12-month performance periods that end in differing quarters during the year, with a portion also based on quarterly performance periods. Legg Mason also earns performance and incentive fees on alternative and certain other products that lock at the earlier of the investor’s termination date or the liquidation of the fund or contract, in multiple-year intervals, or upon the occurrence of specific events, such as the sale of assets. For certain of these products, performance and incentive fees may be recognized as revenue earlier under the updated guidance than under prior revenue recognition practices, which deferred recognition until all contingencies were resolved. Any such performance fees recognized prior to the resolution of all contingencies are recorded as a contract asset in Other current assets or Other non-current assets in the Consolidated Balance Sheet, depending on the length of time until the contingencies are resolved. Per the terms of certain acquisitions, performance fees earned on pre-close AUM of the acquired entities are fully passed through as compensation expense, and therefore have no impact on Net Income (Loss) Attributable to Legg Mason Inc.

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

Commissions paid by Legg Mason to financial intermediaries in connection with sales of certain classes of company-sponsored mutual funds are generally capitalized as deferred sales commissions. The asset is amortized over periods not exceeding six years, which represent the periods during which commissions are generally recovered from distribution and service fee revenues and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC consideration is generally variable and is based on the timing of when investors redeem their investment. Therefore, the variable consideration is included in the transaction price once the investors redeem their shares and is satisfied at a point in time. CDSC receipts are recorded as distribution and service fee revenue when received and a reduction of the unamortized balance of deferred sales commissions, with a corresponding expense. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $1,419 and $4,047 at March 31, 2019 and 2018, respectively.

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

The impact of the adoption of the updated revenue recognition accounting guidance on the Consolidated Balance Sheet and the Consolidated Statement of Income (Loss) was as follows:

	March 31, 2019
		Impact of the Adoption of Updated Accounting Guidance
Consolidated Balance Sheet	Balances Excluding the Adoption of Updated Accounting Guidance	Capitalized Sales Commissions	Deferred Sales Commissions	Total	As Reported
Assets
Other, current	$74,005	$8,126	$—	$8,126	$82,131
Deferred income taxes	200,865	(1,148)	—	(1,148)	199,717
Other, non-current	136,769	10,147	(1,662)	8,485	145,254
Liabilities
Deferred income taxes	$119,476	$3,944	$—	$3,944	$123,420
Stockholders' Equity
Retained Earnings	$1,731,245	$13,181	$(1,662)	$11,519	$1,742,764

Consolidated Statement of Income (Loss)

	Year ended March 31, 2019
	Balances Excluding the Adoption of Updated Accounting Guidance	Impact of the Adoption of Updated Accounting Guidance
		Capitalized Sales Commissions	Deferred Sales Commissions	Fund Expense Reimbursements	Total	As Reported
Operating Revenues
Investment advisory fees:
Funds	$1,484,947	$—	$—	$(4,975)	$(4,975)	$1,479,972
Operating Expenses
Compensation and benefits	$1,397,311	$1,658	$—	$—	$1,658	$1,398,969
Distribution and servicing	440,190	—	(914)	—	(914)	439,276
Other	243,278	—	—	(4,975)	(4,975)	238,303

Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of 90 days or less.

Restricted Cash
Restricted cash represents cash collateral required for market hedge arrangements, total return swap arrangements, and other cash that is not available to Legg Mason for general corporate use, including cash of consolidated investment vehicles and affiliate benefit trust cash.

Cash Flow Reporting
Effective April 1, 2018, Legg Mason adopted updated accounting guidance on a retrospective basis which clarifies the classification and presentation of restricted cash, investment activity and other items in the statements of cash flows. The updated guidance requires entities to include restricted cash and restricted cash equivalents in the cash and cash equivalents balances on the consolidated statements of cash flows and to disclose a reconciliation between the balances on the consolidated statements of cash flows and the consolidated balance sheets. The updated guidance also clarifies how distributions from equity method investees should be classified based on either the cumulative earnings or the nature of distribution approach. Legg Mason elected to apply the nature of distribution approach when classifying distributions received from equity method investees. As a result of adopting this aspect of the updated guidance, $5,717 and $5,308 was reclassified from Cash Provided by Operating Activities to Cash Used in Investing Activities in the Consolidated Statement of Cash Flows for the years ended March 31, 2018 and 2017, respectively.

Financial Instruments
Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value, except Legg Mason's long-term debt.

Effective April 1, 2018, Legg Mason adopted updated accounting guidance on a prospective basis which requires equity investments to be measured at fair value, with changes recognized in earnings. This guidance does not apply to investments accounted for under the equity method. The adoption of this guidance did not have a material impact on Legg Mason's consolidated financial statements.
As discussed above in "Consolidation," proprietary fund and other investment products with seed capital investments are initially consolidated and the individual securities within the portfolio are accounted for as equity investments. Legg Mason consolidates these products as long as it holds a controlling financial interest in the product. Upon deconsolidation, which typically occurs after several years, Legg Mason accounts for its seed capital investments in proprietary fund products as equity method investments (further described below) if its ownership is between 20% and 50%, or it otherwise has the ability to significantly influence the financial and operating policies of the fund or other product. For partnerships and LLCs, where third-party investors may have less ability to influence operations, the equity method of accounting is considered if Legg Mason's ownership is greater than 3%. Changes in the fair value of seed capital investments are recognized in Other non-operating income (expense), net, on the Consolidated Statements of Income (Loss).
Legg Mason generally redeems its seed capital investments when the related product establishes a sufficient track record, when third-party investments in the related product are sufficient to sustain the strategy, or when a decision is made to no longer pursue the strategy. The length of time Legg Mason holds a majority interest in a product varies based on a number of factors, such as market demand, market conditions and investment performance.
See Notes 3 and 19 for additional information regarding Legg Mason's seed capital investments and the determination of whether investments in proprietary fund and other investment products represent VIEs, respectively.
For equity investments in which Legg Mason does not control the investee and is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, Legg Mason follows the equity method of accounting. The evaluation of whether Legg Mason can exert control or significant influence over the financial and operational policies of an investee requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include investor voting or other rights, any influence Legg Mason may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between Legg Mason and other investors in the entity. Legg Mason's equity method investees that are investment companies record their underlying investments at fair value. Therefore, under the equity method of accounting, Legg Mason's share of the investee's underlying net income or loss predominantly represents fair value adjustments in the investments held by the equity method investee. Legg Mason's share of the investee's net income or loss is based on the most current information available and is recorded as a net gain (loss) on investments within Other non-operating income (expense), net. A portion of earnings (losses) attributable to Legg Mason's equity method investments has offsetting compensation expense adjustments under revenue sharing arrangements and deferred compensation arrangements, therefore, fluctuations in the market value of investments with such offsets will not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc. Legg Mason evaluates its equity method investments for impairment when events or changes in circumstances indicate that the carrying value of the investment exceeds its fair value, and the decline in fair value is other than temporary.

Legg Mason also holds marketable equity securities and fixed income securities which are classified as equity investments under updated accounting guidance, and were classified as trading securities under prior accounting guidance. Certain investment securities, including those held by CIVs, are also now classified as equity investments, and were previously classified as trading securities. These investments are recorded at fair value and realized and unrealized gains and losses are included in current period earnings.

Equity and fixed income securities are valued using closing market prices for listed instruments or broker price quotations, when available. Fixed income securities may also be valued using valuation models and estimates based on spreads to actively traded benchmark debt instruments with readily available market prices.

For investments in illiquid or privately-held securities for which market prices or quotations may not be readily available, management estimates the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As a practical expedient, Legg Mason relies on the net asset value ("NAV") of certain investments in partnerships and limited liability company, as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

The updated accounting guidance adopted as of April 1, 2018, also provides entities the option to elect to measure equity investments that do not have readily determinable fair values and do not qualify for the NAV practical expedient at "adjusted cost." Under this adjusted cost method, investments are initially recorded at cost, and subsequently adjusted (increased or decreased) when there is an observable transaction involving the same investments, or similar investments from the same issuer. Adjusted cost investment carrying values are also reviewed and adjusted for impairment, if any. As of March 31, 2019, approximately $12,245 of investments in partnerships and limited liability companies were accounted for using the adjusted cost method. As of March 31, 2018, the carrying value of such investments totaled $9,578 and were accounted for using the cost method under prior accounting guidance.

In addition to the financial instruments described above and the derivative instruments described below, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents and Short-term borrowings. The fair value of long-term debt at March 31, 2019 and 2018, aggregated $2,270,964 and $2,316,154, respectively. These fair values were estimated using publicly quoted market prices and were classified as Level 2 in the fair value hierarchy, as described below.

Derivative Instruments
The fair values of derivative instruments are recorded as Other assets or Other liabilities on the Consolidated Balance Sheets. Legg Mason uses futures contracts on index funds to hedge the market risk of certain seed capital investments and foreign exchange forwards to hedge the risk of movement in exchange rates on certain assets and liabilities. Legg Mason has also entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored ETFs which resulted in investments in the ETFs by the financial intermediaries. In connection with the total return swap arrangements, Legg Mason executed futures contracts to partially hedge the related market risk. On a limited basis, Legg Mason has also used interest rate swaps to hedge the risks of movement in interest rates on certain financial liabilities.

With the exception of two interest rate swaps, as further discussed in Note 6, Legg Mason has not designated any financial instruments for hedge accounting, as defined in the accounting literature, during the periods presented. The gains or losses on derivative instruments not designated for hedge accounting are included as Other operating income (expense) or Other non-operating income (expense), net, in the Consolidated Statements of Income (Loss), depending on the strategy. See Note 16 for additional information regarding derivatives and hedging.

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

Legg Mason's financial instruments are measured and reported at fair value (except long-term debt) and are classified and disclosed in one of the following categories:

Level 1 - Financial instruments for which prices are quoted in active markets, which, for Legg Mason, include investments in publicly traded mutual funds with quoted market prices, equities listed in active markets, and certain derivative instruments.

Level 2 - Financial instruments for which prices are quoted for similar assets and liabilities in active markets, prices are quoted for identical or similar assets in inactive markets, or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For Legg Mason, this category includes fixed income securities, certain proprietary fund and other investment products and certain long-term debt.

Level 3 - Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. For Legg Mason, this category includes investments in partnerships, limited liability companies, private equity funds, and real estate funds. This category may also include certain proprietary investment products with redemption restrictions and contingent consideration liabilities, if any.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy in which a fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Certain proprietary fund products and investments held by CIVs are valued at NAV determined by the applicable fund administrator. These funds are typically invested in exchange traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2, Level 3, or NAV practical expedient (further discussed below), based on whether the fund is exchange traded, the frequency of the related NAV determinations and the impact of redemption restrictions.

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

As a practical expedient, Legg Mason relies on the NAV of certain investments in partnerships and limited liability company, as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date. Investments for which fair value is measured using NAV as a practical expedient are not required to be categorized within the fair value hierarchy.

Any transfers between categories are measured at the beginning of the period.

See Note 3 for additional information regarding fair value measurements.

Fixed Assets
Fixed assets primarily consist of software, leasehold improvements, and equipment. Capitalized software includes both purchased software and internally developed software. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Fixed assets are reported at cost, net of accumulated depreciation and amortization. Depreciation and amortization are determined by use of the straight-line method. Software is amortized over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized or depreciated over the initial term of the lease unless options to extend are likely to be exercised. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. The cost of software used under a service contract where Legg Mason does not own or control the software is expensed over the term of the contract. Maintenance and repair costs are expensed as incurred. Internally developed software is reviewed periodically to determine if there is a change in the useful life, or if its value has been impaired. If the value is impaired, the asset is written down to its fair value or is written off if the asset is determined to no longer have any value.

Intangible Assets and Goodwill
Legg Mason's identifiable intangible assets consist principally of asset management contracts, contracts to manage proprietary mutual funds, hedge funds, real estate funds, or funds-of-hedge funds, and trade names resulting from acquisitions. Intangible assets are amortized over their estimated useful lives, using the straight-line method, unless the asset is determined to have an indefinite useful life. Asset management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. The value of contracts to manage assets in proprietary funds, hedge funds, real estate funds or funds-of-hedge funds and the value of trade names are classified as indefinite-life intangible assets. The assignment of indefinite lives to proprietary fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage proprietary funds due to the likelihood of continued renewal at little or no cost. The assignment of indefinite lives to trade names is based on the assumption that they are expected to generate cash flows indefinitely.

Goodwill represents the residual amount of acquisition cost in excess of identified tangible and intangible assets and assumed liabilities. Indefinite-life intangible assets and goodwill are not amortized for financial statement purposes. Given the relative significance of intangible assets and goodwill to the Company's consolidated financial statements, on a quarterly basis Legg Mason considers if triggering events have occurred that may indicate that the fair values have declined below their respective carrying amounts. Triggering events may include significant adverse changes in the Company's business or the legal or regulatory environment, loss of key personnel, significant business dispositions, or other events, including changes in economic arrangements with our affiliates that will impact future operating results. If a triggering event has occurred, the Company will perform quantitative tests, which include critical reviews of all significant factors and assumptions, to determine if any intangible assets or goodwill are impaired. Legg Mason considers factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the indefinite-life assumptions are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the consolidated financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. If a triggering event has not occurred, the Company performs quantitative tests annually for indefinite-life intangible assets and goodwill, unless the Company can qualitatively conclude that it is more likely than not that the respective fair values exceed the related carrying values. Historically, Legg Mason has performed its annual impairment test of goodwill and indefinite-life intangible assets as of December 31 each year. During the second quarter of fiscal 2019, Legg Mason voluntarily changed the date of its annual impairment test from December 31 to October 31 in order to better align the impairment testing process with existing long-term planning processes and earnings release timing. Legg Mason does not believe the change in accounting principle related to the annual impairment testing date has delayed, accelerated, or avoided an impairment charge relative to the test date. Legg Mason has determined that this change in accounting principle is preferable under the circumstances. The fair values of intangible assets subject to amortization are considered for impairment at each reporting period using an undiscounted cash flow analysis.

For intangible assets with indefinite lives, fair value is determined from a market participant's perspective based on projected discounted cash flows, which take into consideration estimates of future revenues, profit margins, growth rates, taxes, and discount rates. Proprietary fund contracts that are managed and operated as a single unit and meet other criteria may be aggregated for impairment testing. Goodwill is evaluated at the reporting unit level, and is considered for impairment when the carrying value of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, Legg Mason uses valuation techniques principally based on discounted projected cash flows and EBITDA multiples, similar to techniques employed in analyzing the purchase price of an acquisition. Goodwill is deemed to be recoverable at the reporting unit level, which is also the operating segment level that Legg Mason defines as the Global Asset Management segment. This results from the fact that the chief operating decision maker, Legg Mason's Chief Executive Officer, regularly receives discrete financial information at the consolidated Global Asset Management business level and does not regularly receive discrete financial information, such as operating results, at any lower level, such as the asset management affiliate level. Allocations of goodwill for management restructures, acquisitions, and dispositions are based on relative fair values of the respective businesses restructured, acquired, or divested.

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

Legg Mason accretes contingent consideration liabilities to the expected payment amounts over the related earn-out terms until the obligations are ultimately paid, resulting in Interest expense in the Consolidated Statements of Income (Loss). If the expected payment amounts subsequently change, the contingent consideration liabilities are (reduced) or increased in the current period, resulting in a (gain) or loss, which is reflected within Contingent consideration fair value adjustments in the Consolidated Statements of Income (Loss). See Note 2 for additional information regarding contingent consideration liabilities and related fair value adjustments.

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

As further discussed in Note 7, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Law") was enacted. The Tax Law is complex, materially changed the U.S. corporate income tax rate from 35% to 21% and included various other changes which impact Legg Mason. The reduction in the U.S. corporate tax rate resulted in a non-cash provisional tax benefit of $220,935 in the year ended March 31, 2018, due to the re-measurement of certain existing deferred tax assets and liabilities at the new income tax rate. Legg Mason's re-measurement of its deferred tax assets and liabilities was completed during fiscal 2019 and no further adjustments were necessary. The Tax Law has also created new taxes on international operations, including its Global Intangible Low-Taxed Income ("GILTI") provision. Legg Mason has made an accounting policy election to record tax expense on GILTI inclusions as a period cost if applicable, rather than recognizing deferred taxes for related basis differences expected to reverse.

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

Stock-Based Compensation
Legg Mason's stock-based compensation includes restricted stock units, stock options, an employee stock purchase plan, market- and performance-based performance shares payable in common stock, management equity plans for certain affiliates and deferred compensation payable in stock. Under its stock compensation plans, Legg Mason issues equity awards to directors, officers, and other key employees.

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

Legg Mason determines the fair value of stock options using the Black-Scholes option-pricing model. Legg Mason also determines the fair value of option-like affiliate management equity plan grants using the Black-Scholes option-pricing model, subject to any post-vesting illiquidity discounts. Performance share units are valued using a Monte Carlo pricing model. See Note 11 for additional information regarding stock-based compensation.

Earnings Per Share
Basic earnings per share attributable to Legg Mason, Inc. shareholders ("EPS") is calculated by dividing Net Income (Loss) Attributable to Legg Mason, Inc. (adjusted by removing earnings allocated to participating securities) by the weighted-average number of shares outstanding, which excludes participating securities. Legg Mason has issued to employees restricted stock units that are deemed to be participating securities prior to vesting, because the related unvested restricted stock units entitle their holder to nonforfeitable dividend rights. In this circumstance, accounting guidance requires a “two-class method” for EPS calculations that excludes earnings (potentially both distributed and undistributed) allocated to participating securities and does not allocate losses to participating securities.

Diluted EPS is similar to basic EPS, but the effect of potential common shares is included in the calculation unless the potential common shares are antidilutive. For periods with a net loss, potential common shares other than participating securities, are considered antidilutive and are excluded from the calculation.

See Note 13 for additional discussion of EPS.

Restructuring Costs
As further discussed in Note 17, Legg Mason has initiated a strategic restructuring to reduce costs. The costs associated with the strategic restructuring will primarily relate to employee termination benefits, incentives to retain employees during the transition period, charges for consolidating leased office space, and other expenses, such as professional fees. Termination benefits, including severance and retention incentives, will be recorded as Compensation and benefits in the Consolidated Statements of Income (Loss). These compensation items require employees to provide future service and, therefore, will be expensed ratably over the required service period. Other costs are expensed when incurred. Charges for consolidating leased office space are recorded in Occupancy in the Consolidated Statements of Income (Loss) and other expenses are recorded in the appropriate operating expense classifications.

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

Noncontrolling Interests
Noncontrolling interests include affiliate minority interests, third-party investor equity in consolidated sponsored investment products, and vested affiliate management equity plan interests. Affiliate minority interests for which the holder may at some point request settlement are classified as redeemable noncontrolling interests. For CIVs and other consolidated sponsored investment products with third-party investors, the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. Also included in redeemable noncontrolling interests are vested affiliate management equity plan interests for which the holder may at some point request settlement of their interests. Redeemable noncontrolling interests are reported in the Consolidated Balance Sheets at their estimated settlement values, except that when such settlement values are less than the issuance value, the reported amount is the issuance value. Changes in the expected settlement values are recognized over the settlement period as adjustments to retained earnings. Nonredeemable noncontrolling interests include vested affiliate management equity plan interests that do not permit the holder to request settlement of their interests. Nonredeemable noncontrolling interests are reported in the Consolidated Balance Sheets at their issuance value, together with undistributed net income allocated to noncontrolling interests.

Legg Mason estimates the settlement value of noncontrolling interests as their fair value. If reported at fair value on the Consolidated Balance Sheets, amounts for affiliate noncontrolling interests and management equity plan interests reflect the related total business enterprise value, after appropriate discounts for lack of marketability and control. There may also be features of these equity interests, such as dividend subordination, that are contemplated in their valuations. The fair value of option-like management equity plan interests also relies on Black-Scholes option pricing model calculations. For affiliate noncontrolling interests, subsequent to acquisition, business enterprise values are derived using various methods, including discounted cash flows, guideline public company and guideline public transaction methods. Legg Mason may engage third-party valuation experts to perform independent determinations of fair value or to review internally prepared valuations, as appropriate, based on the relative significance of the related amounts and related contractual provisions and changes in valuation inputs. For consolidated sponsored investment products, where the investor may request withdrawal at any time, fair value is based on market quotes of the underlying securities held by the investment products.

Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income (Loss) includes the share of net income (loss) of the respective subsidiary allocated to the minority interest holders.

See Note 15 for additional information regarding noncontrolling interests.

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

In February 2016, the FASB updated the guidance on accounting for leases.  The updated guidance requires that a lessee shall recognize the assets and liabilities that arise from lease transactions.  A lessee will recognize a right-of-use asset to use the underlying asset and a liability for the lease payments.  The updated guidance also requires an evaluation at the inception of a service or other contract, to determine whether the contract is or contains a lease.  In July 2018, the FASB further updated the lease guidance to make certain targeted improvements, including allowing for the guidance to be adopted on a modified retrospective basis.

Legg Mason will adopt this guidance on a modified retrospective basis on its effective date, April 1, 2019. This adoption will include the election of the related practical expedients and an accounting policy election not to capitalize leases with remaining terms of 12 months or less. Upon adoption, Legg Mason expects to record a right of use asset of approximately $340,000 and a lease liability of approximately $410,000 related to its real property operating leases and equipment financing leases, and does not expect the adoption of this guidance to have a material impact on the Consolidated Statement of Income (Loss) or Consolidated Statement of Cash Flows.

2. Acquisitions and Dispositions

Acquisitions
The following table presents a summary of the acquisition-date fair values of the assets acquired and liabilities assumed for each of Legg Mason's significant acquisitions completed during the periods presented:

	EnTrust Capital		Clarion Partners
Acquisition Date	May 2, 2016		April 13, 2016
Purchase price
Cash	$400,000		$631,476
Performance-based Legg Mason restricted share units	—		11,121
Minority equity interest transferred	140,000	(1)	—
Total consideration	540,000		642,597
Fair value of noncontrolling interests	247,700	(1)	105,300
Total	787,700		747,897
Identifiable assets and liabilities
Cash	8,236		25,307
Investments	16,220		22,285
Receivables	20,820		53,657
Indefinite-life intangible fund management contracts	262,300		505,200
Indefinite-life trade name	7,400		23,100
Amortizable intangible asset management contracts	65,500		102,800
Fixed assets	4,479		8,255
Other current assets (liabilities), net	1,030		(25,585)
Liabilities, net	(8,823)		(10,579)
Deferred tax liabilities	—		(36,788)
Total identifiable assets and liabilities	377,162		667,652
Goodwill	$410,538		$80,245

(1)	Post combination EnTrustPermal noncontrolling interest of $403,200 also included a fair value reclassification of $15,500 from retained earnings at the time of the acquisition.

EnTrust Capital
On May 2, 2016, Legg Mason acquired EnTrust and combined it with Permal, Legg Mason's existing hedge fund platform, to form EnTrustPermal, which was renamed EnTrust Global in March 2019. EnTrust, an alternative asset management firm headquartered in New York, had $9,600,000 in assets under management ("AUM") and approximately $2,000,000 in assets under advisement and committed capital at closing, and largely complementary investment strategies, investor base, and business mix to Permal. The transaction included a cash payment of $400,000, which was funded with borrowings under Legg Mason's revolving credit facility, as well as a portion of the proceeds from the issuance of $450,000 of 4.75% Senior Notes due 2026 (the "2026 Notes") and $250,000 of 6.375% Junior Subordinated Notes due 2056 (the "6.375% 2056 Notes") in March 2016. As a result of the combination, Legg Mason owns 65% of the new entity, EnTrust Global, with the remaining 35% owned by EnTrust's co-founder and managing partner.

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

After the completion of the annual impairment testing process in fiscal 2017, the indefinite-life funds management contracts asset related to the EnTrust acquisition was combined with the indefinite-life funds-of-hedge funds management contracts asset related to the legacy Permal business. In connection with Legg Mason's annual impairment testing process in fiscal 2019 and 2018, the combined EnTrust Global indefinite-life funds management contracts asset was impaired by $274,600 and $195,000, respectively. In fiscal 2019, the combined trade name asset was also impaired by $18,200. See Note 5 for additional information.

Costs incurred in connection with the acquisition of EnTrust were $7,046 during the year ended March 31, 2017.

The financial results of EnTrust included in Legg Mason's consolidated financial results for the year ended March 31, 2017, included revenues of $115,327 and did not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

In connection with the combination of EnTrust and Permal, Legg Mason incurred aggregate charges for restructuring and transition costs totaling $93,598 through completion of the plan in fiscal 2019, $1,468, $7,049, and $41,785, of which were recognized during the years ended March 31, 2019, 2018, and 2017, respectively. These costs were primarily comprised of charges for employee termination benefits, including severance and retention incentives, which were recorded as Transition-related compensation, in the Consolidated Statements of Income (Loss), and real estate related charges, which were recorded as Occupancy, in the Consolidated Statements of Income (Loss).

The table below presents a summary of changes in the restructuring and transition-related liability and cumulative charges incurred through the completion of the plan:

	Compensation	Other		Total
Balance as of December 31, 2015	$—	$—		$—
Accrued charges	31,581	9,981	(1)	41,562
Payments	(21,938)	(2,097)		(24,035)
Balance as of March 31, 2016	9,643	7,884		17,527
Accrued charges	22,891	11,075	(1)	33,966
Payments	(29,211)	(12,408)		(41,619)
Balance as of March 31, 2017	3,323	6,551		9,874
Accrued charges	2,010	1,247		3,257
Payments	(5,164)	(5,048)		(10,212)
Balance as of March 31, 2018	169	2,750		2,919
Accrued charges	662	546		1,208
Payments	(831)	(3,296)		(4,127)
Balance as of March 31, 2019	$—	$—		$—
Non-cash charges(2)
Year ended March 31, 2016	$591	$1,143		$1,734
Year ended March 31, 2017	4,423	3,396		7,819
Year ended March 31, 2018	3,788	4		3,792
Year ended March 31, 2019	260	—		260
Total	$9,062	$4,543		$13,605

Cumulative charges incurred through March 31, 2019	$66,206	$27,392		$93,598
(1) Includes lease loss reserve for space permanently abandoned of $9,069 for the year ended March 31, 2017, and $7,212 for the year ended March 31, 2016.
(2) Includes stock-based compensation expense and accelerated fixed asset depreciation.

Clarion Partners
On April 13, 2016, Legg Mason acquired a majority equity interest in Clarion Partners, a diversified real estate asset management firm headquartered in New York. Clarion Partners managed approximately $41,500,000 in AUM on the date of acquisition. Legg Mason acquired an 82% ownership interest in Clarion Partners for a cash payment of $631,476 (including a payment for cash delivered of $36,772 and co-investments of $16,210), which was funded with a portion of the proceeds from the issuance of the 2026 Notes and the 6.375% 2056 Notes in March 2016. The Clarion Partners management team retained 18% of the outstanding equity in Clarion Partners. The Clarion Partners management team also retained rights to the full amount of performance fee revenues earned on historic AUM in place as of the closing of the acquisition. Performance fees earned on this historic AUM are fully passed through to employees as compensation, per the terms of the acquisition agreement, and recorded as compensation expense. Legg Mason expects the full pass through of performance fees to phase out by fiscal 2022. The firm's previous majority owner sold its entire ownership interest in the transaction.

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

In addition to the previously discussed charge of $15,200 incurred in connection with the implementation of the Clarion Partners management equity plan, during the year ended March 31, 2017, there were $10,757 of costs incurred in connection with the acquisition of Clarion Partners.

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

Year ended March 31, 2017
Revenues	$2,904,253
Net Income Attributable to Legg Mason, Inc.	272,985
Net Income Per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	$2.63
Diluted	2.62

Financial Guard, LLC
On August 17, 2016, Legg Mason acquired 82% of the equity interests in Financial Guard, LLC ("Financial Guard"), an online registered investment advisor and technology-enabled wealth management and investment advice platform. The acquisition required an initial cash payment, which was funded with existing cash resources, and a potential contingent payment of up to $3,000 based on certain metrics within the first year after the acquisition. No contingent payment was due based on relevant metrics. In connection with the acquisition, Legg Mason recognized certain business assets and goodwill of $11,995. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition in August 2016, all of which has been paid as of March 31, 2019.

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

At its sole option, during the 48 months following the initial investment, Legg Mason may, subject to satisfaction of certain closing conditions and upon payment of further consideration, convert its preferred units to 75% of the common equity of Precidian on a fully diluted basis.

Legg Mason accounts for its investment in Precidian, which is included in Other non-current assets in the Consolidated Balance Sheets as of March 31, 2019 and 2018, under the equity method of accounting.

Other
On April 10, 2019, Clarion Partners acquired a majority stake in Gramercy Europe (Jersey) Limited, a European real estate investment business specializing in pan-European logistics and industrial assets. The transaction required an initial cash payment of $11,206, which was paid using existing cash resources, and a potential contingent consideration payment of up to approximately $3,735 (using the foreign exchange rate as of April 10, 2019, for the €3,315 potential payment), due on the fifth anniversary of closing.

Contingent Consideration
Certain acquisitions provided for potential contingent consideration payments. The following table presents a summary of the changes in the contingent consideration liability:

	RARE Infrastructure	Martin Currie	QS Investors	Other(1)	Total
Acquisition Date	October 21, 2015	October 1, 2014	May 30, 2014	Various
Cash paid at acquisition	$213,739	$202,577	$11,000	$700	$428,016
Contingent Consideration Liability
Balance as of March 31, 2016	$27,145	$41,222	$13,749	$2,469	$84,585
Initial purchase accounting accrual	—	—	—	2,000	2,000
Payment	—	—	(6,587)	—	(6,587)
Fair value adjustments(2)	(10,000)	(25,000)	(2,500)	(2,000)	(39,500)
Foreign exchange and accretion	299	(4,204)	179	38	(3,688)
Balance as of March 31, 2017	17,444	12,018	4,841	2,507	36,810
Initial purchase accounting accrual	—	—	—	1,900	1,900
Fair value adjustments(2)	(17,413)	(13,355)	(1,300)	739	(31,329)
Foreign exchange and accretion	(31)	1,337	166	(4)	1,468
Payment	—	—	—	(3,242)	(3,242)
Balance as of March 31, 2018 (3)	—	—	3,707	1,900	5,607
Fair value adjustments(2)	—	—	571	—	571
Foreign exchange, accretion and other	—	—	41	65	106
Payment	—	—	(4,319)	(550)	(4,869)
Balance as of March 31, 2019 (3)	$—	$—	$—	$1,415	$1,415

(1)	Includes amounts related to two small acquisitions completed in December 2017 and the acquisition of PK Investment Management, LLP ("PK Investments") on December 31, 2015.

(2)	Included in Contingent consideration fair value adjustments in the Consolidated Statements of Income (Loss).

(3)
As of March 31, 2019, $1,415 was included in Other non-current liabilities on the Consolidated Balance Sheet. As of March 31, 2018, $3,707 was included in Other current liabilities and $1,900 was included in Other non-current liabilities in the Consolidated Balance Sheet.

RARE Infrastructure Limited
In October 2015, Legg Mason acquired a majority interest in RARE Infrastructure Limited ("RARE Infrastructure"). The terms of the related transaction agreements provided for potential contingent consideration payments as of March 31, 2017 and 2018, and potential catch-up adjustments through March 31, 2019, however, no such payments were due based on relevant net revenue targets.

Martin Currie (Holdings) Limited
In October 2014, Legg Mason acquired all outstanding equity interests in Martin Currie (Holdings) Limited ("Martin Currie"). The acquisition agreement provided for potential first, second, and third anniversary contingent payments due as of March 31, 2016, 2017, and 2018, respectively; however, no such payments were due based on relevant financial metrics. A provision of the share purchase agreement required certain amounts of any contingent consideration due to be paid to the Martin Currie pension plan to fund a portion of the net plan benefit obligation. No such funding occurred because no contingent payments were due. See Note 9 for additional information regarding the Martin Currie pension plan.

The contingent consideration provisions of the share purchase agreement also required a designated percentage of the earn-out payments, net of any pension contribution, to be allocated to fund an incentive plan for Martin Currie's management. The estimated payment (adjusted quarterly) was amortized over the earn-out term. Because no contingent consideration was due, no payments were due to employees under the arrangement and the related compensation expense was reversed during the year ended March 31, 2018.

Other
In December 2015, Martin Currie acquired certain assets of PK Investments. During the year ended March 31, 2018, Legg Mason paid all contingent consideration due of $3,242.

QS Investors Holdings, LLC
In May 2014, Legg Mason acquired all of the outstanding equity interests of QS Investors. In August 2016, Legg Mason paid contingent consideration of $6,587 for the second anniversary payment and in September 2018, Legg Mason paid $4,319 for the final installment of contingent consideration.

Dispositions
On December 23, 2016 and March 31, 2017, Legg Mason sold all of its ownership interests in each of a small equity advisor in Poland and a small Boston-based private equity advisor. Also, on February 24, 2017, Legg Mason liquidated its share of a small equity advisory joint venture. Net proceeds from these transactions received in the year ended March 31, 2017, were $19,469 and the transactions did not have a material impact on Legg Mason's consolidated financial condition or results of operations. During the years ended March 31, 2019 and 2018, Legg Mason received additional contingent proceeds of $932 and $3,462, respectively.

3. Investments and Fair Value of Assets and Liabilities

The disclosures below include details of Legg Mason's financial assets and financial liabilities that are measured at fair value and NAV, excluding the financial assets and financial liabilities of CIVs. See Note 19, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of March 31, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents(1)	$556,231	$20,160	—	$—	$576,391
Equity investments:(2)
Seed capital investments	98,276	30,601	1,455	2,183	132,515
Investments related to long-term incentive plans	211,802	—	—	—	211,802
Other investments	19,486	2,142	—	—	21,628
Equity method investments:(3)
Seed capital investments(4)	—	—	40,854	10,675	51,529
Investments related to long-term incentive plans(2)	—	—	—	11,184	11,184
Other investments(4)	—	—	1,218	10,251	11,469
Adjusted cost investments(4)	—	74	12,171	—	12,245
Derivative assets(5)	4,183	—	—	—	4,183
Total	$889,978	$52,977	$55,698	$34,293	$1,032,946
Liabilities:
Contingent consideration liabilities(6)	$—	$—	$(1,415)	$—	$(1,415)
Derivative liabilities(5)	(7,579)	—	—	—	(7,579)
Total	$(7,579)	$—	$(1,415)	$—	$(8,994)

	As of March 31, 2018
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents(1)	$350,142	$13,863	—	$—	$364,005
Trading investments:(2)
Seed capital investments	131,715	37,598	1,242	3,225	173,780
Investments related to long-term incentive plans	184,639	—	—	99	184,738
Other	29,051	2,565	—	—	31,616
Equity method investments:(3)
Seed capital investments(4)	—	—	33,725	14,360	48,085
Investments related to long-term incentive plans(2)	—	—	—	9,236	9,236
Other(4)	—	—	—	11,915	11,915
Other investments(4)	—	78	6,951	2,549	9,578
Derivative assets(5)	4,904	—	—	—	4,904
Total	$700,451	$54,104	$41,918	$41,384	$837,857
Liabilities:
Contingent consideration liabilities(6)	$—	$—	$(5,607)	$—	$(5,607)
Derivative liabilities(5)	(6,446)	—	—	—	(6,446)
Total	$(6,446)	$—	$(5,607)	$—	$(12,053)

(1)
Cash investments in actively traded money market funds are classified as Level 1.  Cash investments in time deposits and other are measured at amortized cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization and are classified as Level 2.

(2)	Included in Investment securities on the Consolidated Balance Sheets.

(3)
Primarily investments in private equity and real estate funds. These equity method investments are investment companies that primarily record underlying investments at fair value. Therefore, the fair value of these investments is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee. Other equity method investments not measured at fair value on a recurring basis of $28,160 and $27,660 as of March 31, 2019 and 2018, respectively, are excluded from the tables above.

(4)	Included in Other noncurrent assets in the Consolidated Balance Sheets.

(5)	See Note 16.

(6)	See Note 2.

The net realized and unrealized gains (losses) for investment securities classified as equity investments under updated accounting guidance were $13,628 for the year ended March 31, 2019, and for investment securities classified as trading investments under prior accounting guidance were $31,012 and $44,534 for the years ended March 31, 2018 and 2017, respectively.
The net unrealized gains (losses) relating to equity investments still held as of the reporting date were $(12,878) for the year ended March 31, 2019, and relating to trading investments still held as of the reporting date were $7,045 and $32,862 for the years ended March 31, 2018 and 2017, respectively.
As further discussed in Note 1, seed capital investments represent investments made by Legg Mason to fund new investment products and strategies. As of March 31, 2019 and 2018, seed capital investments totaled $227,756 and $268,268, respectively, with investments in excess of $1,000 in 52 funds and 59 funds, respectively, comprising over 90% of the total at each period end. Seed capital investments presented in the tables above exclude $43,712 and $43,854, as of March 31, 2019 and 2018, respectively, which is related to Legg Mason's investments in CIVs. See Note 19 for additional information regarding Legg Mason's investments in CIVs.

The changes in financial asset and (liabilities) measured at fair value using significant unobservable inputs (Level 3) are presented in the tables below:

	Balance as of March 31, 2018	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of March 31, 2019
Assets:
Equity investments - seed capital	$1,242	$—	$—	$—	$—	$213	$1,455
Equity method investments:
Seed capital investments	33,725	9,726	—	(5,211)	—	2,614	40,854
Other	—	2,150	—	(985)	—	53	1,218
Adjusted cost investments	6,951	5,263	—	(2)	—	(41)	12,171
	$41,918	$17,139	$—	$(6,198)	$—	$2,839	$55,698
Liabilities:
Contingent consideration liabilities	$(5,607)	n/a	n/a	$4,870	n/a	$(678)	$(1,415)

	Balance as of March 31, 2017	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of March 31, 2018
Assets:
Trading investments - seed capital	$—	$1,300	$—	$—	$—	$(58)	$1,242
Equity method investments:
Seed capital investments	27,661	7,714	—	(4,283)	—	2,633	33,725
Investments for long-term incentive plans	1,337	39	—	(1,469)	—	93	—
Other investments	12,899	52	—	(3,156)	—	(2,844)	6,951
	$41,897	$9,105	$—	$(8,908)	$—	$(176)	$41,918
Liabilities:
Contingent consideration liabilities	$(36,810)	$(1,900)	n/a	$3,242	n/a	$29,861	$(5,607)

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other non-operating income (expense), net, in the Consolidated Statements of Income (Loss). The change in unrealized gains for Level 3 investments and liabilities still held at the reporting date was $2,876, $927, and $45,099 for the years ended March 31, 2019, 2018 and 2017, respectively.

There were no significant transfers between Level 1 and Level 2 during the years ended March 31, 2019 and 2018.

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

		Fair Value Determined Using NAV			As of March 31, 2019
Category of Investment	Investment Strategy	March 31, 2019		March 31, 2018	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$9,910	(1)	$11,122	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	1,515		6,479	$20,000	n/a
Private equity funds	Long/short equity	11,636	(2)	14,377	5,873	Up to 10 years
Equity method investments related to long-term incentive plans	Alternatives, structured securities, short-dated fixed income	11,185	(2)	9,236	n/a	n/a
Other	Various	47		170	n/a	Various (3)
Total		$34,293		$41,384	$25,873
n/a - not applicable

(1)	Liquidation restrictions: 21% monthly redemption, 1% quarterly redemption, and 78% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

(3)	Of this balance, 68% has a remaining term of less than one year and 32% has a remaining term of 13 years.

There are no current plans to sell any of these investments held as of March 31, 2019.

4. Fixed Assets

The following table reflects the components of fixed assets as of:

	March 31, 2019	March 31, 2018
Software	$269,944	$323,088
Leasehold improvements	212,742	209,810
Equipment	159,421	172,308
Total cost	642,107	705,206
Less: accumulated depreciation and amortization	(492,118)	(556,800)
Fixed assets, net	$149,989	$148,406

Depreciation and amortization expense related to fixed assets was $48,391, $48,382, and $54,023 for the years ended March 31, 2019, 2018 and 2017, respectively. The expense includes accelerated depreciation and amortization of $2,688 for the year ended March 31, 2017, primarily related to space vacated in connection with the restructuring of Permal, for the combination with EnTrust.

5. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	March 31, 2019	March 31, 2018
Amortizable intangible asset management contracts and other
Cost	$366,930	$376,996
Accumulated amortization	(240,488)	(218,076)
Net	126,442	158,920
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	505,200
EnTrust Global fund management contracts	126,804	401,404
Other fund management contracts	473,360	557,305
Trade names	48,602	68,479
	3,260,317	3,638,739
Intangible assets, net	$3,386,759	$3,797,659

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

Indefinite-life Intangible Assets and Goodwill
Legg Mason performed its annual impairment testing of goodwill and indefinite-life intangible assets as of October 31, 2018. Due to prior limited excess fair value over the related carrying values noted in analyses of the EnTrust Global indefinite-life fund management contracts asset and the RARE Infrastructure indefinite-life fund management contracts asset, and negative market trends, these analyses were completed with data through December 31, 2018 and ultimately the assets were determined to be impaired. As a result, analyses of trade name indefinite-life intangible assets related to these businesses were also completed with data through December 31, 2018 and were also determined to be impaired.

The impairment charges at EnTrust Global were primarily the result of continued net client outflows from legacy high net worth fund-of-funds products leading to reduced growth expectations in both management fees and performance fees, a declining margin, and a higher discount rate. These changes resulted in a reduction of the projected cash flows and Legg Mason’s overall assessment of fair value of the assets, such that the carrying values of the EnTrust Global fund management contracts intangible asset of $401,404 and trade name asset of $28,500 were impaired by $274,600 and $18,200, respectively.

Management estimated the fair values of these assets based upon discounted cash flow analyses, as well as a relief from royalty method for the trade name asset, using unobservable market inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analyses included projected revenue growth rates, discount rates, and royalty rates. Base revenues related to the EnTrust Global fund management contracts were assumed to have annual growth (contraction) rates ranging from (19)% to 4% (average: 3%), and the projected cash flows from the EnTrust Global fund management contracts were discounted at 17%. Base revenues related to the EnTrust Global trade name asset were assumed to have annual growth rates ranging from 0% to 5% (average: 4%), a royalty rate of 1.0%, and a discount rate of 16.5%.

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

Management estimated the fair values of these assets based upon discounted cash flow analyses, as well as a relief from royalty method for the trade name asset, using unobservable market inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analyses included projected revenue growth rates, discount rates, and royalty rates. Base revenues related to the RARE Infrastructure fund management contracts were assumed to have annual growth rates ranging from 4% to 5% (average: 5%), and the projected cash flows from the RARE Infrastructure fund management contracts were discounted at 16.5%. Base revenues related to the RARE Infrastructure trade name asset were assumed to have annual growth rates ranging from 1%to 5% (average: 4%), a royalty rate of 1.0%, and a discount rate of 16.5%.

Projected revenue and AUM growth rates for the EnTrust Global and RARE Infrastructure indefinite-life intangible assets and trade name assets are most dependent on client AUM flows, market conditions, and product investment performance. Discount rates are also influenced by market conditions, as well as interest rates and other factors. Decreases in projected revenue or AUM growth rates and/or increases in the discount rate could result in lower fair value measurements and potential additional impairments in the EnTrust Global and RARE Infrastructure indefinite-life fund management contracts intangible assets and trade name intangible assets, which could be significant.

Legg Mason determined that no triggering events occurred as of March 31, 2019 that would require further impairment testing. There were no other impairments to indefinite-life intangible assets or goodwill during the year ended March 31, 2019.

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

Legg Mason's annual impairment testing process in fiscal 2018 determined that the carrying value of the EnTrust Global indefinite-life fund management contracts intangible asset exceeded its fair value, which resulted in an impairment of $195,000 in the quarter ended December 31, 2017. The impairment charge was primarily the result of net client outflows from legacy high net worth fund-of-fund products, including transfers of client funds from such products into traditional separate accounts and other direct offerings, and the related decline in revenues. Management estimated the fair value of this asset based upon a discounted cash flow analysis using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected revenue growth rates and discount rates. Base revenues related to the EnTrust Global fund contracts were assumed to have annual growth (contraction) rates ranging from (13)% to 6% (average: 5%), and the projected cash flows from the EnTrust Global fund contracts were discounted at 15.0%.

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

The change in carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2017	$3,086,789	$(1,161,900)	$1,924,889
Impact of excess tax basis amortization	(13,726)	—	(13,726)
Business acquisitions	1,460	—	1,460
Changes in foreign exchange rates and other	19,732	—	19,732
Balance as of March 31, 2018	3,094,255	(1,161,900)	1,932,355
Impact of excess tax basis amortization	(10,972)	—	(10,972)
Changes in foreign exchange rates and other	(37,829)	—	(37,829)
Balance as of March 31, 2019	$3,045,454	$(1,161,900)	$1,883,554

Amortizable Intangible Asset Management Contracts and Other
During the three months ended December 31, 2018, projected revenues related to the RARE Infrastructure separate account contracts asset declined due to losses of separate account clients and AUM. Based on revised attrition estimates, the remaining useful life was decreased from three and one-half years to two years at December 31, 2018. As a result of the decline in projected revenues and the revised estimate of useful life, the amortized carrying value of approximately $6,900 as of December 31, 2018 was determined to exceed its fair value and an impairment charge of $6,400 was recorded during the three months ended December 31, 2018. Management estimated the fair value of this asset as of December 31, 2018, based on a discounted cash flow analysis using unobservable market inputs, which are Level 3 measurements. In addition to the useful life, other significant assumptions used in the cash flow analysis included projected revenue growth rates of 7% and a discount rate of 16.5%.

There were no other impairments to amortizable management contract intangible assets during the year ended March 31, 2019.

As of March 31, 2019, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 6.2 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

2020	$21,945
2021	21,115
2022	20,765
2023	20,005
2024	19,176
Thereafter	23,436
Total	$126,442

During the three months ended June 30, 2017, projected revenues related to the RARE Infrastructure separate account contracts amortizable asset declined due to losses of separate account AUM and other factors. Based on revised attrition estimates, the remaining useful life of the acquired contracts was decreased from eight years to five years at June 30, 2017. As a result of the decline in projected revenues and the revised estimate of the remaining useful life, the amortized carrying value was determined to exceed its fair value and an impairment charge of $32,000 was recorded during the three months ended June 30, 2017. Management estimated the fair value of this asset based upon a discounted cash flow analysis using unobservable market inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analysis included projected AUM growth rates of 7%, attrition rates of 20%, and a discount rate of 16.5%.

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

As of March 31, 2019, Legg Mason had $500,000 of undrawn revolving credit facility capacity.

As further discussed in Note 10, on December 22, 2017, Legg Mason borrowed $225,500 under the Credit Agreement to purchase 5,568 shares of Legg Mason common stock from Shanda Asset Management Investment Limited ("Shanda"). In March 2018, Legg Mason repaid $100,000 of these borrowings, and as of March 31, 2018, $125,500 of borrowings were outstanding under the Credit Agreement. In September 2018, Legg Mason repaid the remaining $125,500 of then outstanding borrowings. There were no borrowings outstanding under the credit agreement as of March 31, 2019.

In May 2016, Legg Mason borrowed $460,000 under the Credit Agreement to finance the acquisition of EnTrust and to replenish cash used to complete the acquisitions of Clarion Partners in April 2016 and RARE Infrastructure in October 2015.
In August 2016, Legg Mason issued $500,000 of 5.45% Junior Subordinated Notes due 2056 (the "5.45% 2056 Notes"), the net proceeds of which, together with existing cash resources, were used to repay the aggregate $500,000 of then outstanding borrowings under the Credit Agreement.

The revolving credit facility has an interest rate of the three-month Eurocurrency Rate plus 125 basis points and an annual commitment fee of 17.5 basis points. Interest is payable at least quarterly on any amounts outstanding under the Credit Agreement and the interest rate may change in the future based on changes in Legg Mason's credit ratings. The effective interest rate on borrowings under the Credit Agreement was 2.95% as of March 31, 2018.

The Credit Agreement includes standard financial covenants. These covenants include: maximum net debt to EBITDA ratio (as defined in the documents) of 3.0 to 1; and minimum EBITDA to interest ratio (as defined in the documents) of 4.0 to 1. As of March 31, 2019, Legg Mason's net debt to EBITDA ratio was 2.5 to 1 and EBITDA to interest expense ratio was 5.4 to 1, and therefore, Legg Mason has maintained compliance with the applicable covenants.

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

Long-term debt
Long-term debt, net, consists of the following:

	March 31, 2019					March 31, 2018
	Carrying Value	Fair Value Hedge Adjustment	Unamortized Discount (Premium)	Unamortized Debt Issuance Costs	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$250,300	$(451)	$33	$118	$250,000	$251,641
3.95% Senior Notes due July 2024	248,739	—	241	1,020	250,000	248,502
4.75% Senior Notes due March 2026	447,521	—	—	2,479	450,000	447,166
5.625% Senior Notes due January 2044	548,020	—	(3,030)	5,010	550,000	547,940
6.375% Junior Notes due March 2056	242,461	—	—	7,539	250,000	242,258
5.45% Junior Notes due September 2056	484,711	—	—	15,289	500,000	484,303
Subtotal	2,221,752	(451)	(2,756)	31,455	2,250,000	2,221,810
Less: Current portion	(250,301)	451	(32)	(118)	(250,000)	—
Total	$1,971,451	$—	$(2,788)	$31,337	$2,000,000	$2,221,810

As of March 31, 2019, $250,000 of Legg Mason's long-term debt matures in fiscal 2020, and $2,000,000 matures after fiscal 2024.

As of March 31, 2019, the estimated fair value of long-term debt was $2,270,964. The fair value of debt was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

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

On June 23, 2014, Legg Mason entered into an interest rate swap contract with a financial intermediary with a notional amount of $250,000, which was designated as a fair value hedge. The interest rate swap was used to effectively convert the 2019 Notes from fixed rate debt to floating rate debt and had identical terms as the underlying debt being hedged. The related hedging gains and losses offset one another and resulted in no net income or loss impact. The swap had a five-year term, and was scheduled to mature on July 15, 2019. On April 21, 2016, the fair value hedge swap was terminated for a cash receipt of $6,500, and the related fair value hedge adjustment is being amortized as Interest expense over the remaining life of the debt. During each of the years ended March 31, 2019, 2018, and 2017, $1,804 was amortized and recorded as Interest expense in the Consolidated Statements of Income (Loss).

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

5.45% Junior Subordinated Notes due September 2056
In August 2016, Legg Mason issued an aggregate principal amount of $500,000 of 5.45% 2056 Notes, the net proceeds of which, together with cash on hand, were used to repay the aggregate $500,000 of then outstanding borrowings under its Credit Agreement. The 5.45% 2056 Notes rank junior and subordinate in right of payment to all of Legg Mason's current and future senior indebtedness. Prior to September 15, 2021, the 5.45% 2056 Notes can be redeemed in aggregate, but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if called for a tax event (as defined in the prospectus supplement), or 102% of the principal amount, plus any accrued and unpaid interest, if called for a rating agency event (as defined in the prospectus supplement). On or after September 15, 2021, the 5.45% 2056 Notes can be redeemed in aggregate or in part, at 100% of the principal amount, plus any related accrued and unpaid interest.

7. Income Taxes

The components of income (loss) before income tax provision were as follows:

	2019	2018	2017
Domestic	$60,001	$287,229	$308,751
Foreign	(31,506)	(53,389)	62,127
Total	$28,495	$233,840	$370,878

The components of income tax expense (benefit) were as follows:

	2019	2018	2017
Federal	$24,640	$(106,621)	$68,336
Foreign	(11,343)	(16,015)	2,535
State and local	7,264	20,126	13,304
Total income tax provision (benefit)	$20,561	$(102,510)	$84,175

Current	$26,716	$38,983	$26,371
Deferred	(6,155)	(141,493)	57,804
Total income tax provision (benefit)	$20,561	$(102,510)	$84,175

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate is as follows:

	2019	2018	2017
Tax provision at statutory U.S. federal income tax rate	21.0%	31.5%	35.0%
State income taxes, net of federal income tax benefit(1)	8.9	7.8	2.3
Impact of changes in U.S. federal Tax Law(2)	8.3	(90.1)	—
Uncertain tax benefits(3)	49.7	1.7	1.3
Effect of foreign tax rates(4)	(37.1)	1.7	(3.9)
Changes in U.K. tax rates on deferred tax assets and liabilities	—	0.3	(1.1)
Net income attributable to noncontrolling interests	(28.1)	(6.8)	(5.4)
Change in valuation allowances(5)	23.0	(1.3)	1.6
Federal effect of permanent tax adjustments(6)	33.4	10.5	(0.5)
Holding company restructuring(7)	—	—	(5.0)
Other, net	(6.9)	0.9	(1.6)
Effective income tax rate	72.2%	(43.8)%	22.7%

(1)	State income taxes include changes in valuation allowances related to change in apportionment and provision to return differences, net of the impact on related deferred tax assets.

(2)	Includes the impact on deferred tax assets and liabilities and the effects on unremitted foreign earnings and other aspects of the Tax Law.

(3)
Reserves for uncertain tax benefits were recorded for positions related to prior years' foreign, federal, state, and local tax return filing as well as for positions reflected in the the current year tax expense accrual.

(4)
The effect of foreign tax rates for fiscal 2019, 2018, and 2017 include tax benefits of $8,711, $33,150, and $2,890, respectively, for non-cash impairment charges related to the intangible assets of the EnTrust Global and legacy Permal businesses, as further discussed in Note 5. Additionally, the effect of foreign tax rates for fiscal 2019 includes a $21,720 tax benefit for non-cash impairment charges related to the intangible assets of the RARE businesses.

(5)	See schedule below for the change in valuation allowances by jurisdiction.

(6)	Fiscal 2018 includes a 9.0% federal impact (9.7% including state impact) of a non-deductible charge for a regulatory matter discussed in Note 8.

(7)
In fiscal 2017, as part of a larger strategic initiative, Legg Mason restructured certain of its holding company businesses, which increased the amount of foreign tax credits available for utilization.

On December 22, 2017, the Tax Law was enacted. The Tax Law is complex, materially changed the U.S. corporate income tax rate from 35% to 21% and included various other changes which impact Legg Mason. The reduction in the U.S. corporate tax rate resulted in a one-time, non-cash provisional tax benefit of $220,935 recognized in the quarter ended December 31, 2017, due to the re-measurement of certain existing deferred tax assets and liabilities at the new income tax rate. In addition, a non-cash tax charge of $7,260 was provisionally provided in the quarter ended December 31, 2017, for the effects on unremitted foreign earnings and other aspects of the Tax Law. Legg Mason’s re-measurement of its deferred tax assets and liabilities has been completed and no further adjustments were necessary. Further, Legg Mason's accounting for the tax on unremitted foreign earnings has also been completed and an additional expense of $2,164 was recorded in the quarter ended December 31, 2018.

In September 2016, the U.K. Finance Act 2016 was enacted, which reduced the main U.K. corporate tax rate effective on April 1, 2020 from 18% to 17%. The reductions in the U.K. corporate tax rate resulted in a tax benefit of $4,055, recognized in fiscal 2017, as a result of the revaluation of deferred tax assets and liabilities at the new rate.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. A summary of Legg Mason's deferred tax assets and liabilities follows:

	2019	2018
DEFERRED TAX ASSETS
Accrued compensation and benefits	$182,734	$149,891
Accrued expenses	39,961	35,577
Basis differences, principally for intangible assets and goodwill	23,480	—
Operating loss carryforwards	325,282	352,300
Foreign tax credit carryforward	266,128	278,131
Federal benefit of uncertain tax positions	6,597	7,147
Mutual fund launch costs	12,926	14,619
Martin Currie defined benefit pension liability	8,694	5,909
Charitable contributions carryforwards	—	973
Other	2,155	7,643
Deferred tax assets	867,957	852,190
Valuation allowance	(134,209)	(126,538)
Deferred tax assets after valuation allowance	$733,748	$725,652

DEFERRED TAX LIABILITIES
Basis differences, principally for intangible assets and goodwill	$—	$2,262
Depreciation and amortization	636,230	588,890
Net unrealized gains from investments	2,007	5,796
Basis differences in partnerships	19,214	66,423
Deferred tax liabilities	657,451	663,371
Net deferred tax assets	$76,297	$62,281

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

On May 2, 2016, the Permal business was merged with EnTrust. As part of the transaction, Legg Mason paid cash and a 35% ownership in the Permal business for a 65% ownership in the new EnTrustPermal (now known as EnTrust Global) joint venture. As a result of the transaction, Legg Mason converted a portion of its Permal legacy business into a partnership which decreased the related deferred tax liability by $4,102 with an offsetting change to other tax basis differences in the amount of $4,370 as of March 31, 2017. The deferred tax liability for the related basis difference in partnership investments as of March 31, 2018 was $1,510. Intangible asset impairment charges recognized at EnTrust Global during the year ended March 31, 2019, resulted in a deferred tax asset of $53,764 for the related basis difference in partnership investments. See Note 5 for additional information related to these impairment charges.

Substantially all of Legg Mason's deferred tax assets relate to U.S. federal, state and U.K. taxing jurisdictions. As of March 31, 2019, U.S. federal deferred tax assets aggregated $594,583, realization of which is expected to require approximately $3,662,000 of U.S. earnings over the next eight years, of which $331,000 must be foreign sourced earnings. Based on estimates of future taxable income, using assumptions similar to those used in Legg Mason's goodwill impairment testing, it is more likely than not that substantially all of the current federal tax benefits relating to net operating losses will be realized. With respect to deferred tax assets relating to foreign tax credit carryforwards, it is more likely than not that tax benefits relating to the utilization of approximately $1,800 of foreign taxes as credits will not be realized and a valuation allowance has been established. Further, the Company's estimates and assumptions do not contemplate changes in the ownership of Legg Mason stock, which could, in certain circumstances, limit the utilization of net operating loss and foreign tax credit benefits. Any such limitation would impact the timing or amount of net operating loss or foreign tax credit benefits ultimately realized before they expire.

As of March 31, 2019, U.S. state deferred tax assets aggregated approximately $225,727, net of valuation allowances of $93,185, and were primarily related to state net operating loss benefits generated in certain jurisdictions in cases where it is more likely that these benefits will ultimately not be realized.

For foreign jurisdictions, the net increase in valuation allowances of $6,144 during fiscal 2019, was primarily related to current year increases in carried forward U.K. interest deductions.

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

The following deferred tax assets and valuation allowances relating to carryforwards have been recorded at March 31:

	2019	2018	Expires Beginning after Fiscal Year
DEFERRED TAX ASSETS
U.S. federal net operating losses	$38,402	$57,385	2031
U.S. federal foreign tax credits	266,128	278,131	2019
U.S. charitable contributions	—	973	2022
U.S. state net operating losses (1,2)	263,870	270,217	2018
U.S. state tax credits	444	366	2022
Foreign net operating losses	23,009	24,698	2028
Total deferred tax assets for carryforwards	$591,853	$631,770

VALUATION ALLOWANCES
U.S. federal net operating losses	$2,027	$1,779
U.S. federal foreign tax credits	1,800	1,589
U.S. state net operating losses	93,185	92,116
Foreign net operating losses	11,792	13,643
Valuation allowances for carryforwards	108,804	109,127
Foreign other deferred assets	25,405	17,411
Total valuation allowances	$134,209	$126,538

(1)	Substantially all of the U.S. state net operating losses carryforward through fiscal 2038.

(2)
Due to potential for change in the factors relating to apportionment of income to various states, Legg Mason's effective state tax rates are subject to fluctuation which will impact the value of the Company's deferred tax assets, including net operating losses, and could have a material impact on the future effective tax rate of the Company.

Legg Mason had total gross unrecognized tax benefits of approximately $78,776, $62,728 and $70,787 as of March 31, 2019, 2018, and 2017, respectively. Of these totals, approximately $67,923, $52,772 and $50,462, respectively, (net of the federal benefit for state tax liabilities) are the amounts of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates. During fiscal 2019, the net impact of effective settlement of tax examinations, recent developments of case law and the expiration of statutes of limitation in certain jurisdictions, resulted in $3,571 of previously unrecognized benefits being realized.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits for the years ended March 31 is as follows:

	2019	2018	2017
Balance, beginning of year	$62,728	$70,787	$73,873
Additions based on tax positions related to the current year	4,549	7,325	3,303
Additions for tax positions of prior years	15,070	5,011	5,673
Reductions for tax positions of prior years	(100)	(4,438)	(8,257)
Decreases related to settlements with taxing authorities	(2,874)	(15,957)	(2,200)
Expiration of statutes of limitations	(597)	—	(1,605)
Balance, end of year	$78,776	$62,728	$70,787
Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $41,462 as a result of the expiration of statutes of limitations and the completion of tax authorities' examinations.

The Company accrues interest related to unrecognized tax benefits in interest expense and recognizes penalties in other operating expense. Legg Mason had approximately $1,937 as of both March 31, 2019 and 2018, and $2,155 as of March 31, 2017, accrued for interest and penalties on tax contingencies in the Consolidated Balance Sheets.

Legg Mason's prior year tax returns are subject to examination by taxing authorities in the U.S., the U.K., Brazil, and various other jurisdictions. The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal 2017 for U.S. federal; after fiscal 2016 for the U.K.; after calendar year 2008 for Brazil; after fiscal 2015 for the state of California; after fiscal 2011 for the state of New York; and after fiscal 2016 for the states of Connecticut and Maryland. The Company does not anticipate making any significant cash payments with the settlement of these audits in excess of amounts that have been reserved.

The Tax Law imposed a one-time tax on foreign earnings that were unremitted at the time of enactment. Any previously recognized tax provision associated with these earnings was adjusted to reflect the impact of the Tax Law. Despite the Tax Law changes, except as noted below, Legg Mason's continuing intention is to permanently reinvest substantially all of the accumulated and future earnings of its foreign subsidiaries overseas. As of March 31, 2019, Legg Mason had available domestic cash and cash equivalents of approximately $235,000, and $500,000 of undrawn capacity under its Credit Agreement to meet domestic liquidity needs, subject to compliance with applicable covenants. Legg Mason plans to utilize up to approximately $20,000 of foreign cash annually over the next several years to supplement these amounts and anticipates that approximately $13,000 of this amount will consist of debt service payments by foreign affiliates, with the remainder provided from distribution of forecasted future earnings. No further repatriation of foreign earnings is currently planned.  Accordingly, no additional state income taxes or withholding taxes have been provided. However, if circumstances change, Legg Mason will provide for and pay any applicable additional U.S. taxes in connection with repatriation of offshore funds.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

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

As of March 31, 2019, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

2020	$143,060
2021	111,585
2022	97,382
2023	87,775
2024	72,359
Thereafter	47,240
Total(1)	$559,401
(1) Includes $464,104 in real estate and equipment leases and $95,297 in service and maintenance agreements.

The minimum rental commitments shown above have not been reduced by $97,816 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 30% is due from one counterparty.  The lease reserve liability, which is included in the table below, for space subleased as of March 31, 2019 and 2018, was $19,783 and $24,188, respectively. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, dependent on the commercial real estate market at such time.

The minimum rental commitments shown above also include $7,377 for commitments related to space that has been vacated, but for which subleases are being pursued. The related lease reserve liability, also included in the table below, was $4,280 and $5,061 as of March 31, 2019 and 2018, respectively, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The lease reserve liability for subleased space and vacated space for which subleases are being pursued is included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. The table below presents a summary of the changes in the lease reserve liability:

Balance as of March 31, 2017	$39,688
Payments, net	(13,019)
Adjustments and other	2,580
Balance as of March 31, 2018	29,249
Accrued charges for subleased space (1)	4,062
Payments, net	(8,571)
Adjustments and other	(677)
Balance as of March 31, 2019	$24,063
(1) Related to vacated and subleased space, primarily in Legg Mason's corporate headquarters and included in Occupancy expense in the Consolidated Statements of Income (Loss).

The following table reflects rental expense under all operating leases and servicing agreements:

	2019	2018	2017
Rental expense	$142,996	$135,674	$139,781
Less: Sublease income	17,102	18,733	21,010
Net rent expense	$125,894	$116,941	$118,771

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

Noncontrolling Interests
As provided for in the related documents, Legg Mason may be obligated to settle redeemable noncontrolling interests related to certain affiliates. As of March 31, 2019, affiliate redeemable noncontrolling interests, excluding amounts related to management equity plans, aggregated $540,595. In addition, as of March 31, 2019, the estimated redemption fair value for units under affiliate management equity plans (redeemable and nonredeemable) aggregated $81,794.

See Notes 11 and 15 for additional information regarding affiliate management equity plans and noncontrolling interests, respectively.

Other Commitments and Contingencies
As of March 31, 2019, Legg Mason had commitments to invest $39,342 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2030. Also, in connection with the acquisition of Clarion Partners in April 2016, Legg Mason committed to ultimately provide $100,000 of seed capital to Clarion Partners products. Legg Mason also committed to contribute up to $5,000 of additional working capital to Financial Guard, to be paid over the two-year period following the acquisition in August 2016, all of which has been paid as of March 31, 2019.

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

During fiscal 2019, Legg Mason completed negotiations with both the U.S. Department of Justice (“DOJ”) and the SEC staff to resolve a Foreign Corrupt Practices Act investigation concerning the activities of its former Permal business in connection with managing assets of Libyan governmental entities in structures established by a third-party financial institution.  Those investments were made in calendar years 2005 to 2007 and all were terminated no later than 2012.  The matter does not relate to any current business activities or client relationships of Legg Mason or any of its affiliates and has focused on the actions of former employees of Permal who left that firm four or more years ago.  Resolution of this matter did not result in restrictions on its ongoing business activities or that of its affiliates. Legg Mason accrued a $67,000 charge to earnings for this matter in the year ended March 31, 2018, representing Legg Mason’s estimated liability for the settlement of the matter. This accrual was based in part on the net revenues of approximately $31,000 earned by its former Permal business from managing assets of Libyan governmental entities. During the year ended March 31, 2019, Legg Mason recorded an additional operating charge to earnings of $4,151 for this matter. The $71,151 aggregate settlement amount was paid during the year ended March 31, 2019.

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

In management's opinion, an adequate accrual has been made as of March 31, 2019, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which probable losses become apparent or a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

As of March 31, 2019 and 2018, Legg Mason's liability for losses and contingencies was $219 and $67,225, respectively. During fiscal 2019, 2018, and 2017, Legg Mason incurred charges relating to litigation and other proceedings of approximately $4,800, $67,500, and $1,100, respectively. Total charges for fiscal 2019 and 2018 and the liability for fiscal 2018 reflect the charge for the previously discussed regulatory matter.

9. Employee Benefits

Defined Contribution Plans
Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through these plans, Legg Mason can make two types of discretionary contributions. One is a profit sharing contribution to eligible plan participants based on a percentage of qualified compensation and the other is a match of employee 401(k) contributions. Matches range from 50% to 100% of employee 401(k) contributions, up to a maximum of the lesser of up to 6% of employee compensation, up to the Internal Revenue Service limit. Corporate profit sharing and matching contributions, together with contributions made under subsidiary plans, totaled $39,191, $38,278, and $37,249 in fiscal 2019, 2018, and 2017, respectively. In addition, employees can make voluntary contributions under certain plans.

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan with assets held in a separate trustee-administered fund. Plan assets are measured at fair value and consist of 64% equities (Level 1), 36% bonds (Level 2), as of March 31, 2019, and 64% equities (Level 1), 35% bonds (Level 2), and 1% cash (Level 1) as of March 31, 2018. Assumptions used to determine the expected return on plan assets targets a 60% / 40% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high-quality bond in the local U.K. market and currency. There were no significant concentrations of risk in plan assets as of March 31, 2019 or 2018. As of March 31, 2019 and 2018, $41,189 and $40,554 of the total plan assets were invested in Legg Mason and Martin Currie sponsored investment products. The most recent actuarial valuation was performed as of May 31, 2016, which was updated at subsequent balance sheet dates through March 31, 2019. Accrual of service credit under the plan ceased on October 3, 2014. Legg Mason uses the corridor approach to account for this plan. Under the corridor approach, actuarial gains and losses on plan assets and liabilities are deferred and reported as Other comprehensive income (loss), except when the actuarial gains and losses exceed 10% of the greater of the fair value of the plan assets or the plan benefit obligation, the excess is amortized as Compensation and benefits expense over the recovery period of 15 years. During the years ended March 31, 2019 and 2018, $260 and $492 of such previously unrecognized losses were expensed under the corridor approach.

The resulting net benefit obligation, summarized below, is included in the March 31, 2019 and 2018, Consolidated Balance Sheets as Other non-current liabilities:

	March 31, 2019	March 31, 2018
Fair value of plan assets (at 4.9% and 5.0%, respectively, expected weighted-average long-term return)	$68,830	$67,529
Benefit obligation (at 2.4% and 2.6%, respectively, discount rate)	(102,165)	(102,469)
Unfunded status (excess of benefit obligation over plan assets)	$(33,335)	$(34,940)

The change in the benefit obligation is summarized below:

	Years ended March 31,
	2019	2018
Beginning benefit obligation	$102,469	$97,137
Interest costs	2,426	2,763
Actuarial (gain) loss	7,989	(6,245)
Benefits paid	(3,078)	(2,451)
Exchange rate changes	(7,641)	11,265
Ending benefit obligation	$102,165	$102,469

The change in plan assets is summarized below:

	Years ended March 31,
	2019	2018
Beginning plan assets	$67,529	$59,623
Actual return on plan assets	6,384	1,199
Employer contributions	3,144	1,934
Benefits paid	(3,078)	(2,451)
Exchange rate changes	(5,149)	7,224
Ending plan assets	$68,830	$67,529

For the years ended March 31, 2019, 2018, and 2017, a net periodic (benefit) cost of $(734), $(389) and $93, respectively, was included in Compensation and benefits expense in the Consolidated Statements of Income (Loss).

The components of the net periodic loss (gain) for the years ended March 31, 2019, 2018, and 2017, were as follows:

	2019	2018	2017
Interest costs	$2,426	$2,763	$2,904
Expected return on plan assets	(3,160)	(3,152)	(2,811)
Net periodic (benefit) cost	$(734)	$(389)	$93
Net actuarial losses of $17,807 and $13,635 were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheets at March 31, 2019 and 2018, respectively.

As of March 31, 2019, the plan expects to make benefit payments over the next 10 fiscal years as follows:

2020	$1,550
2021	2,245
2022	2,247
2023	2,622
2024	2,502
2025-2029	16,114
As previously discussed, a provision of the share purchase agreement required certain amounts of any contingent consideration due to be paid to the pension plan to fund a portion of the net plan benefit obligation. No such funding occurred because no contingent consideration payments were due.

In connection with a review by the Pensions Regulator in the U.K. ("the Regulator") of the pension plan's current structure and funding status, Martin Currie, the trustees of the pension and the Regulator agreed to a revised plan structure on August 10, 2017, including the redomiciliation of the plan in the U.K., additional guarantees from Martin Currie entities and provisions for accelerated funding of a portion of any benefit obligation in certain circumstances. Martin Currie agreed with the plan trustees to contribute $3,015 (using the exchange rate as of March 31, 2019 for the £2,320 annual committed contribution amount) to the plan on an annual basis, beginning in fiscal 2019 and continuing through May 2024, with a final payment of $1,899 (using the exchange rate as of March 31, 2019 for the £1,461 final payment amount) due in November 2024.

10. Capital Stock

At March 31, 2019, the authorized numbers of common and preferred shares were 500,000 and 4,000, respectively. At March 31, 2019 and 2018, there were 7,872 and 8,854 shares of common stock, respectively, reserved for issuance under Legg Mason's equity plans.

Changes in common stock were as follows:

	Years Ended March 31,
	2019	2018	2017
COMMON STOCK
Beginning balance	84,606	95,727	107,012
Shares issued for:
Stock option exercises	198	472	321
Deferred compensation employee stock trust	11	11	16
Stock-based compensation	1,137	948	445
Shares repurchased and retired	—	(12,204)	(11,697)
Employee tax withholding by settlement of net share transactions	(395)	(348)	(370)
Ending balance	85,557	84,606	95,727

During fiscal 2019, 2018, and 2017, Legg Mason retired 395, 348, and 370 shares, respectively, of its common stock for $15,575, $13,233, and $12,139, respectively, under net share settlements of deferred compensation award vesting. In addition, during fiscal 2018 and 2017, Legg Mason purchased and retired 6,636 and 11,697 shares of its common stock, respectively, for $253,649 and $381,672, respectively, through open market purchases.

In January 2015, Legg Mason's Board of Directors approved a share repurchase authorization for up to $1,000,000 for repurchases of Legg Mason common stock. As previously discussed, on December 22, 2017, Legg Mason purchased and retired 5,568 shares of Legg Mason common stock from Shanda for an aggregate purchase price of $225,490. Legg Mason's Board of Directors approved the purchase of these shares, utilizing the remaining $169,019 of Legg Mason common stock previously authorized for purchase under the January 2015 authorization and authorizing the purchase of an additional $56,471 of Legg Mason common stock to complete the transaction. As of March 31, 2019, further purchases of Legg Mason common stock have not been authorized.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

Dividends declared per share were $1.36, $1.12 and $0.88 during fiscal 2019, 2018, and 2017, respectively. Dividends declared but not paid at March 31, 2019, 2018, and 2017, were $29,058, $23,623 and $21,153, respectively, and are included in Other current liabilities on the Consolidated Balance Sheets.

11. Stock-Based Compensation

Legg Mason's stock-based compensation includes restricted stock units, stock options, an employee stock purchase plan, market and performance-based performance shares payable in common stock, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the equity incentive stock plan as of March 31, 2019, were 7,520. Options under Legg Mason’s equity incentive stock plans have been granted at prices not less than 100% of the fair market value on the date of grant. Options are generally exercisable in equal increments over four years and expire within eight to 10 years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense were as follows:

	Years Ended March 31,
	2019	2018	2017
Restricted stock and restricted stock units	$49,282	$54,348	$52,049
Stock options	4,537	7,478	8,347
Employee stock purchase plan	611	662	696
Affiliate management equity plans	5,332	3,103	26,566
Non-employee director awards	1,025	1,275	1,400
Performance share units	5,065	3,981	3,924
Employee stock trust	32	28	26
Total stock-based compensation expense	$65,884	$70,875	$93,008

Restricted Stock
Restricted stock and restricted stock unit transactions are summarized below:

	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31, 2016	3,058	$43.34
Granted	1,658	31.26
Vested	(1,267)	39.15
Canceled/forfeited	(128)	42.39
Unvested shares at March 31, 2017	3,321	38.92
Granted	1,460	37.68
Vested	(1,410)	39.59
Canceled/forfeited	(72)	38.10
Unvested shares at March 31, 2018	3,299	38.09
Granted	1,190	38.93
Vested	(1,291)	39.72
Canceled/forfeited	(153)	37.52
Unvested shares at March 31, 2019	3,045	$37.76

The restricted stock and restricted stock unit transactions reflected in the table above were non-cash transactions. For the years ended March 31, 2019, 2018, and 2017, Legg Mason recognized income tax benefits related to restricted stock and restricted stock unit awards of $12,767, $20,972, and $21,138, respectively. Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at March 31, 2019, of $63,109 is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options
Stock option transactions under Legg Mason's equity incentive plans are summarized below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31, 2016	4,506	$38.48
Granted	753	31.31
Exercised	(313)	27.66
Canceled/forfeited	(353)	37.13
Options outstanding at March 31, 2017	4,593	38.15
Granted	440	37.79
Exercised	(490)	30.09
Canceled/forfeited	(106)	47.42
Options outstanding at March 31, 2018	4,437	38.78
Granted	—	—
Exercised	(201)	31.15
Canceled/forfeited	(121)	42.31
Options outstanding at March 31, 2019	4,115	$39.05

The total intrinsic value of options exercised during the years ended March 31, 2019, 2018, and 2017, was $1,084, $4,647, and $2,289, respectively. At March 31, 2019, the aggregate intrinsic value of options outstanding was $1,277.

The following information summarizes Legg Mason's stock options outstanding at March 31, 2019:

Exercise Price Range	Option Shares Outstanding		Weighted-Average Exercise Price Per Share		Weighted-Average Remaining Life (in years)
$ 14.81 - $ 25.00	350		$23.72		1.13
25.01 - 35.00	1,447		31.82		3.89
35.01 - 55.18	2,318		$45.87		3.86
	4,115	—		—

At March 31, 2019, 2018, and 2017 options were exercisable for 3,233, 2,867, and 2,688 shares, respectively, with a weighted-average exercise price of $39.12, $37.64, and $35.04, respectively. Stock options exercisable at March 31, 2019, have a weighted average remaining contractual life of 3.2 years. At March 31, 2019, the aggregate intrinsic value of exercisable shares was $1,277.

The following summarizes Legg Mason's stock options exercisable at March 31, 2019:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share
$ 14.81 - $ 25.00	350	$23.72
25.01 - 35.00	1,090	31.99
35.01 - 55.18	1,793	$46.46
	3,233

The following information summarizes unvested stock options under Legg Mason's equity incentive plan for the year ended March 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Options unvested at March 31, 2018	1,570	$40.87
Granted	—	—
Vested	(671)	43.63
Canceled/forfeited	(17)	41.26
Options unvested at March 31, 2019	882	$38.78

For the years ended March 31, 2019, 2018, and 2017, income tax benefits related to stock options were $1,170, $2,715, and $3,178, respectively. Unamortized compensation cost related to unvested options for 882 shares at March 31, 2019, was $2,900, which is expected to be recognized over a weighted-average period of 1.0 years.

Cash received from exercises of stock options under Legg Mason's equity incentive plans was $6,114, $14,072, and $8,988, for the years ended March 31, 2019, 2018, and 2017, respectively. The tax benefit expected to be realized for the tax deductions from these option exercises totaled $198, $1,408, and $725, for the years ended March 31, 2019, 2018, and 2017, respectively.

The weighted-average fair value of service-based stock options granted during the years ended March 31, 2018 and 2017, using the Black-Scholes option pricing model was $8.41 and $7.78 per share, respectively.

The following weighted-average assumptions were used in the model for grants:

	Years ended March 31,
	2018	2017
Expected dividend yield	1.71%	1.45%
Risk-free interest rate	1.92%	1.25%
Expected volatility	26.91%	30.95%
Expected life (in years)	5.09	5.01

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, Legg Mason implemented a management equity plan for Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. The initial grant under the plan vested immediately and the related grant-date fair value of $15,200, determined by independent valuation, was recognized as Compensation and benefits expense in the Consolidated Statement of Income (Loss) and reflected in the Consolidated Balance Sheet as Redeemable noncontrolling interest during the three months ended June 30, 2016. Future grants under the plan will vest 20% annually over five years, and will result in the recognition of additional compensation expense over the related vesting period. Subject to various conditions, including the passage of time, vested plan units can be put to Legg Mason for settlement at fair value. Legg Mason can also call plan units, generally post employment, for settlement at fair value. As of March 31, 2019, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $11,900.

Effective March 1, 2016, Legg Mason implemented a management equity plan for Royce's key employees. On March 31, 2019 and 2017, additional minority equity interests under this plan equivalent to 5.5% and 2.1%, respectively. in the Royce entity were issued to its management team, which resulted in Compensation and benefits expense of $2,400 and $4,600, respectively, with a corresponding increase to Nonredeemable noncontrolling interest. Including these additional minority equity interests, minority equity interests equivalent to a 24.5% interest in the Royce entity have been issued to certain key employees. No additional grants are expected under the plan. Equity holders receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses. As of March 31, 2019, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $29,784.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which was recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $2,932, $3,103 and $3,285 for the years ended March 31, 2019, 2018, and 2017, respectively. This arrangement provided for one-half of the cost to be absorbed by the ClearBridge incentive pool. Vested plan units can be put to Legg Mason for settlement at fair value, beginning one year after the holder terminates their employment. Legg Mason can also call plan units, generally post employment, for settlement at fair value. Changes in control of Legg Mason or ClearBridge do not impact vesting, settlement or other provisions of the units. However, upon sale of substantially all ClearBridge assets, the vesting of the units would accelerate, and participants would receive a fair value payment in respect of their interests under the plan. Future grants of additional plan units will dilute the participation of existing outstanding units in 15% of the future growth of the respective affiliates' enterprise value, if any, subsequent to the related future grant date, for which additional compensation expense would be incurred. Further, future grants will not entitle the plan participants, collectively, to more than an aggregate 15% of the future growth of the ClearBridge enterprise value. Upon vesting, the grant-date fair value of vested plan units is reflected in the Consolidated Balance Sheets as Redeemable noncontrolling interests through an adjustment to additional paid-in capital. Thereafter, redeemable noncontrolling interests will continue to be adjusted to the ultimate maximum estimated redemption value over the expected term, through retained earnings adjustments. As of March 31, 2019, the estimated aggregate redemption fair value of vested units under the ClearBridge plan, as if they were currently redeemable, was approximately $40,110.

On June 28, 2013, Legg Mason implemented a similar management equity plan with key employees of Permal. Independent valuation determined the aggregate cost of the awards to be approximately $9,000, which was being recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting period through December 2017. In April 2016, in conjunction with the Permal restructuring in preparation for the combination with EnTrust, the Permal management equity plan was liquidated with a payment of $7,150 to its participants, and the remaining $3,481 of unamortized cost was expensed during the year ended March 31, 2017.

Other
Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4,500 total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 15% contribution towards purchases, which is recorded as Compensation and benefits in the Consolidated Statements of Income (Loss). During the years ended March 31, 2019, 2018, and 2017, approximately 141, 128, and 164 shares, respectively, have been purchased in the open market on behalf of participating employees.

Legg Mason also has an equity plan for non-employee directors. Under the current equity plan, directors may elect to receive shares of stock or restricted stock units. Shares and restricted stock units issuable under this equity plan are limited to 625 in aggregate, of which 494, 460 and 427 shares were issued as of March 31, 2019, 2018, and 2017, respectively. As of March 31, 2019, 2018, and 2017, non-employee directors held 99, 80, and 66, restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock units in the table above. During the years ended March 31, 2019, 2018, and 2017, non-employee directors were granted 15, 12, and 11, restricted stock units, respectively, and 15, 19, and 30, shares of common stock, respectively.

As discussed in Note 2, upon the acquisition of Clarion Partners in April 2016, Legg Mason granted certain key employees of Clarion Partners a total of 716 performance-based Legg Mason restricted share units, which are not included in the unvested shares of restricted stock units in the table above, with an aggregate fair value of $11,121, which was included in the purchase price. These restricted share units vest upon Clarion Partners achieving a certain level of EBITDA, as defined in the purchase agreement, within a designated period after the closing of the acquisition.

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

Legg Mason also granted certain executive officers 182 performance share units in May 2016 with an aggregate award value of $3,528. The performance period for this grant ended on March 31, 2019 and resulted in the issuance of 46 performance shares.

Deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in an elective plan. The vesting in the plan is immediate and the plan provides for discounts of up to 10% on contributions and dividends. Since January 1, 2015, there are no additional contributions to the plan, with the remaining 241 shares reserved for future dividend distributions. During fiscal 2019, 2018, and 2017, Legg Mason issued 20, 14, and 17 shares, respectively, under the plan with a weighted-average fair value per share at the grant date of $29.68, $37.63, and $29.60, respectively. The undistributed shares issued under this plan are held in a rabbi trust. Assets of the rabbi trust are consolidated with those of the employer, and the value of the employer's stock held in the rabbi trust is classified in stockholders' equity and accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to the rabbi trust and the corresponding liability related to the deferred compensation plan are presented as components of stockholders' equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trust at March 31, 2019, 2018, and 2017, were 456, 462, and 540, respectively.

12. Revenue

The following table presents Total Operating Revenues disaggregated by asset class:

	Years Ended March 31,
	2019	2018	2017
Equity	$1,213,480	$1,288,655	$1,129,698
Fixed Income	1,138,763	1,181,853	1,082,746
Alternative	463,883	568,140	560,315
Liquidity	87,133	101,674	114,143
Total Operating Revenues	$2,903,259	$3,140,322	$2,886,902

Revenues by geographic location are primarily based on the location of the advisor or domicile of fund families managed by Legg Mason and do not necessarily reflect where the customer resides or the currency in which the revenues are denominated. The following table presents Total Operating Revenues disaggregated by geographic location:

	Years Ended March 31,
	2019	2018	2017
United States	$2,255,989	$2,381,155	$2,175,721
United Kingdom	140,145	206,813	242,238
Other International	507,125	552,354	468,943
Total Operating Revenues	$2,903,259	$3,140,322	$2,886,902

As previously discussed, certain sales commissions paid in connection with obtaining assets managed in retail separately managed accounts are capitalized as deferred costs. As of March 31, 2019, capitalized sales commissions of $8,126 were included in Other current assets and $10,147 were included in Other non-current assets in the Consolidated Balance Sheet. Amortization related to capitalized sales commissions included in Compensation and benefits in the Consolidated Statement of Income (Loss) was $9,228 for the year ended March 31, 2019. There were no impairment losses in relation to the capitalized costs during the year ended March 31, 2019.

For the year ended March 31, 2019, operating revenues reported in the United Kingdom in the table above did not have exposure to any single non-U.S. currency in excess of 30% of the total U.K. operating revenues. In addition, as of March 31, 2019, the percentage of Legg Mason's long-term AUM currency exposure (AUM invested in securities that are denominated in the British pound or euro, as applicable) was less than 5% for each the British pound and euro. As of March 31, 2019, Legg Mason's long-term AUM country exposure (AUM invested in securities by entities domiciled in the United Kingdom or Eurozone, as applicable) was less than 5% for the U.K. and approximately 5% for the Eurozone.

13. Earnings Per Share

The following table presents the computations of basic and diluted EPS:

	Years Ended March 31,
	2019	2018	2017
Basic weighted-average shares outstanding for EPS	85,423	90,734	100,580
Potential common shares:
Dilutive employee stock options	—	460	219
Diluted weighted-average shares outstanding for EPS	85,423	91,194	100,799

Net Income (Loss) Attributable to Legg Mason, Inc.	$(28,508)	$285,075	$227,256
Less: Earnings (distributed and undistributed) allocated to participating securities	4,225	10,128	7,384
Net Income (Loss) (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$(32,733)	$274,947	$219,872

Net Income (Loss) per share Attributable to Legg Mason, Inc. Shareholders
Basic	$(0.38)	$3.03	$2.19
Diluted	(0.38)	3.01	2.18

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 3,092, 3,327, and 3,335 for the years ended March 31, 2019, 2018, and 2017, respectively.

As discussed in Note 10, during fiscal 2019, 2018, and 2017, Legg Mason retired 395, 348, and 370 shares of its common stock, under net share settlements of deferred compensation award vesting. In addition, during fiscal 2018 and 2017, Legg Mason purchased and retired 6,636, and 11,697, shares of its common stock, respectively, through open market purchases, and during fiscal 2018, also purchased and retired 5,568 shares of its common stock from Shanda. The total retired shares reduced weighted-average shares outstanding by 355, 6,050 and 6,335 shares for the years ended March 31, 2019, 2018, and 2017, respectively.

The diluted EPS calculation for the year ended March 31, 2019, excludes 106 potential common shares that are antidilutive due to the net loss for the year.

Options to purchase 1,952 and 3,454 shares for the years ended March 31, 2018 and 2017, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive.

The diluted EPS calculations for the years ended March 31, 2018 and 2017, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of convertible notes in May 2012 because the market price of Legg Mason common stock did not exceed the exercise price, and therefore, the warrants would be antidilutive. The warrants expired unexercised in July 2017.

Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met.

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes cumulative foreign currency translation adjustments and gains and losses on defined benefit pension plans. The change in the accumulated translation adjustments for fiscal 2019 and fiscal 2018, primarily resulted from the impact of changes in the British pound, the Australian dollar, the Brazilian real, the Japanese yen, and the Singapore dollar, in relation to the U.S. dollar on the net assets of Legg Mason's subsidiaries in the U.K., Australia, Brazil, Japan, and Singapore, for which the pound, Australian dollar, the Singaporean dollar, the real, and the yen, are the functional currencies, respectively.
A summary of Legg Mason's accumulated other comprehensive loss as of March 31 is as follows:

	2019	2018
Foreign currency translation adjustment	$(113,429)	$(41,547)
Changes in defined benefit pension plan	(17,807)	(13,635)
Total Accumulated other comprehensive loss	$(131,236)	$(55,182)

There were no significant amounts reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) for the years ended March 31, 2019 and 2018. For the year ended March 31, 2017, $2,493 of cumulative foreign currency translation related to the sale of Legg Mason Poland and $2,718, net of income tax benefit of $1,708, realized on the settlement and termination of an interest rate swap, as further described in Note 6, were reclassified to Other non-operating income (expense) in the Consolidated Statements of Income (Loss).

15. Noncontrolling Interests

Net income attributable to noncontrolling interests included the following amounts:

	Years Ended March 31,
	2019	2018	2017
Net income attributable to redeemable noncontrolling interests	$28,029	$42,872	$52,050
Net income attributable to nonredeemable noncontrolling interests	8,413	8,403	7,397
Total	$36,442	$51,275	$59,447

The following table presents the changes in redeemable and nonredeemable noncontrolling interests:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Value as of March 31, 2016	$94,136	$68,922	$12,727	$175,785	$22,202
Net income attributable to noncontrolling interests	11,452	40,598	—	52,050	7,397
Net subscriptions (redemptions) (3)	(47,118)	2,531	—	(44,587)	—
Distributions	—	(29,461)	—	(29,461)	(6,401)
Grants (settlements), net	—	—	5,986	5,986	4,600
Business acquisition	—	508,817	—	508,817	—
Foreign exchange	—	(153)	—	(153)	—
Vesting/change in estimated redemption value	—	—	9,335	9,335	—
Balance as of March 31, 2017	58,470	591,254	28,048	677,772	27,798
Net income attributable to noncontrolling interests	6,656	36,216	—	42,872	8,403
Net subscriptions (redemptions) and other	59,921	(2,693)	—	57,228	—
Distributions	—	(53,388)	—	(53,388)	(8,470)
Foreign exchange	—	381	—	381	—
Vesting/change in estimated redemption value	—	2,180	5,250	7,430	—
Balance as of March 31, 2018	125,047	573,950	33,298	732,295	27,731
Net income attributable to noncontrolling interests	776	27,253	—	28,029	8,413
Redemptions	(22,193)	—	—	(22,193)	—
Settlement of affiliate noncontrolling interest put:
Payment	—	(15,547)	—	(15,547)	—
Change in redemption value	—	(12,345)	—	(12,345)	—
Distributions	—	(29,815)	—	(29,815)	(8,760)
Grants (settlements), net	—	—	(1,325)	(1,325)	2,400
Foreign exchange	—	(4,738)	—	(4,738)	—
Vesting/change in estimated redemption value	—	1,837	16,178	18,015	—
Balance as of March 31, 2019	$103,630	$540,595	$48,151	$692,376	$29,784
(1) Related to VIE and seeded investment products.
(2) Related to Royce management equity plan.
(3) Includes the impact of the adoption of updated consolidation accounting guidance.

The following table presents the changes in redeemable noncontrolling interests by affiliate (exclusive of management equity plans):

	Redeemable noncontrolling interests
	EnTrust Global	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2016	$—	$—	$67,155	$1,767	$68,922
Net income attributable to noncontrolling interests	22,146	12,171	5,742	539	40,598
Subscriptions (redemptions), net	—	—	—	2,531	2,531
Distributions	(20,494)	(4,298)	(3,997)	(672)	(29,461)
Business acquisition	403,200	105,300	—	317	508,817
Foreign exchange	—	—	(153)	—	(153)
Balance as of March 31, 2017	404,852	113,173	68,747	4,482	591,254
Net income (loss) attributable to noncontrolling interests	19,709	13,172	3,474	(139)	36,216
Subscriptions (redemptions), net	—	—	—	(2,693)	(2,693)
Distributions	(37,677)	(11,253)	(4,317)	(141)	(53,388)
Foreign exchange	—	—	381	—	381
Change in estimated redemption value	—	2,180	—	—	2,180
Balance as of March 31, 2018	386,884	117,272	68,285	1,509	573,950
Net income (loss) attributable to noncontrolling interests	9,735	16,127	1,660	(269)	27,253
Distributions	(15,935)	(11,734)	(2,134)	(12)	(29,815)
Settlement of affiliate noncontrolling interest put:
Payment	—	—	(15,547)	—	(15,547)
Change in redemption value	—	—	(12,345)	—	(12,345)
Foreign exchange	—	—	(4,738)	—	(4,738)
Change in estimated redemption value	—	1,837	—	—	1,837
Balance as of March 31, 2019	$380,684	$123,502	$35,181	$1,228	$540,595

Redeemable noncontrolling interests of 35% of the outstanding equity of EnTrust Global, 18% of the outstanding equity of Clarion Partners, and 15% of the outstanding equity of RARE Infrastructure can be put by the holders or called by Legg Mason for settlement at fair value subject to various conditions, including the passage of time.

On July 2, 2018, the corporate minority owner of RARE Infrastructure exercised the put option for its 10% ownership interest. The settlement value of $15,547 was based on the midpoint of the valuations determined by the independent valuation experts appointed by Legg Mason and the corporate minority owner and was paid in October 2018, along with $981 of dividends in arrears. The $12,345 difference between the settlement value and the carrying value of the noncontrolling interest of $27,892 on the settlement date was recorded as an increase to Additional paid-in capital.

On May 10, 2019, Legg Mason purchased the 15% equity interest in RARE Infrastructure held by the firm's management team for total consideration of approximately $22,200, including $2,362 of dividends in arrears. The initial cash payment of $11,967 approximated the related fair market value, along with related dividends in arrears, and was made on May 10, 2019. The balance of approximately $10,100 will be recorded as Compensation and benefits in the quarter ended June 30, 2019, and subject to certain conditions, will be due 50% one year after closing and 50% two years after closing. This purchase was part of our strategic restructuring, as further discussed in Note 17, to pursue operational efficiencies between RARE Infrastructure and ClearBridge that will reduce costs and enhance growth opportunities for both of the businesses.

16. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Australian dollar, Singapore dollar, Japanese yen, and euro. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for settlement netting and close-out netting between Legg Mason and that counterparty, which are legally enforceable. Other assets recorded in the Consolidated Balance Sheets as of March 31, 2019 and 2018, were $4,183 and $4,904, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of March 31, 2019 and 2018, were $7,579 and $6,446, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds and treasuries that benchmark the hedged seed capital investments and has entered into total return swap arrangements with respect to certain Legg Mason sponsored ETFs, as further discussed below.

With the exception of the two interest rate swap contracts discussed in Note 6, Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the years ended March 31, 2019, 2018, or 2017. As of March 31, 2019, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $408,841, and open futures contracts relating to seed capital investments with aggregate notional amounts totaling $128,065. With the exception of the total return swap arrangements and related futures contracts below, these amounts are representative of the level of non-hedge designation derivative activity throughout the years ended March 31, 2019, 2018, and 2017. As of March 31, 2019, the weighted-average remaining contract terms for both currency forward contracts and futures contracts relating to seed capital investments was three months.

Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored ETFs, which resulted in investments by each of the financial intermediaries in the respective ETF. Under the terms of each of the total return swap arrangements, Legg Mason receives the related investment gains and losses on the underlying shares of the ETF and pays a floating rate on the value of the underlying shares. Each of the total return swap arrangements allows either party to terminate all or part of the arrangement and provides for automatic termination upon occurrence of certain events. Each financial intermediary counterparty may hedge its total return swap position through an investment in the ETF and the financial intermediaries purchased interests in the respective Legg Mason ETF on the date of the transactions. The aggregate notional amount for total return swaps outstanding as of March 31, 2019 was $61,230, with a weighted-average remaining contract term of eight months. The floating rate paid on the value of the underlying securities for all total return swap arrangements outstanding as of March 31, 2019 was three-month LIBOR plus 1.6%.

As further discussed in Notes 1 and 19, the total return swap arrangements create variable interests in the underlying funds for Legg Mason, and, if significant, Legg Mason is deemed to be the primary beneficiary. Accordingly, Legg Mason may consolidate ETF products with significant open total return swap arrangements. In connection with the total return swap arrangements, Legg Mason executed futures contracts with notional amounts totaling $37,027 as of March 31, 2019 to partially hedge the gains and losses recognized on the total return swaps.

The following table presents the derivative assets and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount as of March 31, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$3,997	$(1,874)	$2,123	$—	$—	$2,123
Total return swaps	—	—	—	2,060	2,310	4,370
Total derivative instruments not designated as hedging instruments	$3,997	$(1,874)	$2,123	$2,060	$2,310	$6,493

The following table presents the derivative liabilities and related offsets, if any:

					Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet		Financial Instruments	Cash Collateral	Net Amount as of March 31, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(7,465)	$2,094	$(5,371)		$—	$—	$(5,371)
Futures contracts relating to:
Seed capital investments	—	—	—		(1,798)	7,640	5,842
Total return swaps	—	—	—		(410)	1,104	694
Total future contracts	—	—	—	—	(2,208)	8,744	6,536
Total derivative instruments not designated as hedging instruments	$(7,465)	$2,094	$(5,371)		$(2,208)	$8,744	$1,165

The following table presents the derivative assets and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$7,997	$(3,177)	$4,820	$—	$—	$4,820
Total return swaps	—	—	—	84	1,283	1,367
Total derivative instruments not designated as hedging instruments	$7,997	$(3,177)	$4,820	$84	$1,283	$6,187

The following table presents the derivative liabilities and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2018

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(532)	$223	$(309)	$—	$—	$(309)
Futures contracts relating to:
Seed capital investments	—	—	—	(2,875)	9,214	6,339
Total return swaps	—	—	—	(1,029)	3,201	2,172
Total futures contracts	—	—	—	(3,904)	12,415	8,511
Total return swaps	—	—	—	(2,233)	5,637	3,404
Total derivative instruments not designated as hedging instruments	$(532)	$223	$(309)	$(6,137)	$18,052	$11,606

The following table presents gains (losses) recognized in the Consolidated Statements of Income (Loss) on derivative instruments. As described above, the currency forward contracts and futures and forward contracts for seed capital investments included below are economic hedges of interest rate and market risk of certain operating and investing activities of Legg Mason.

		Years Ended March 31,
		2019		2018		2017
	Income Statement Classification	Gains	Losses	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$8,881	$(17,270)	$13,880	$(6,774)	$14,524	$(13,098)
Seed capital investments	Other non-operating income (expense)	4,904	(930)	494	(2,459)	2,681	(2,443)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	17,648	(18,416)	222	(24,025)	2,103	(18,602)
Total return swaps	Other non-operating income (expense)	3,116	(5,615)	90	(8,721)	—	—
Total return swaps	Other non-operating income (expense)	4,316	—	2,247	(1,142)	—	—
Total gain (loss) from derivatives not designated as hedging instruments		38,865	(42,231)	16,933	(43,121)	19,308	(34,143)
Derivative designated as a cash flow hedge (see Note 6)
Interest rate swap (termination)	Other non-operating income (expense)	—	—	—	—	—	(3,662)
Interest rate swap	Interest expense	—	—	—	—	—	(764)
Total		$38,865	$(42,231)	$16,933	$(43,121)	$19,308	$(38,569)

17. Strategic Restructuring

In February 2019, Legg Mason announced a plan to implement a new global operating platform to combine certain affiliate and parent company operations. Since the announcement, the plan has evolved to focus on Legg Mason's corporate operations as part of a broader strategic restructuring to reduce costs. Legg Mason has also expanded the areas included in the restructuring to include broader corporate and distribution functions, as well as efficiency initiatives at certain smaller affiliates that operate outside of revenue-sharing arrangements. The strategic restructuring is expected to be substantially complete by the end of fiscal 2021.

This plan involves restructuring costs, which will primarily be comprised of employee termination benefits and retention incentives during the transition period. The restructuring costs will also include charges for consolidating leased office space and other costs, such as professional fees. Legg Mason expects to incur total strategic restructuring costs in the range of $130,000 to $150,000 through March 2021 that are expected to result in future cost savings. Total strategic restructuring costs incurred during the year ended March 31, 2019 were $9,352, and included Occupancy costs of $2,848 and Other costs of $6,504. Substantially all costs incurred during the year ended March 31, 2019 require cash.

The estimates for the remaining strategic restructuring costs are as follows:

	Minimum	Maximum
Compensation and benefits	$70,000	$80,000
Occupancy	22,000	27,000
Other costs	29,000	34,000
Total	$121,000	$141,000

While management expects the total estimated costs to be within the range disclosed, the nature of the costs may differ from those presented above.

18. Business Segment Information

Legg Mason is a global asset management company that provides investment management and related services to a wide array of clients. The Company operates in one reportable business segment, Global Asset Management. Global Asset Management provides investment advisory services to institutional and individual clients and to company-sponsored investment funds. The primary sources of revenue in Global Asset Management are investment advisory, distribution and administrative fees, which typically are calculated as a percentage of AUM and vary based upon factors such as the type of underlying investment product and the type of services that are provided. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks. See Note 12 for Total Operating Revenues disaggregated by geographic location.

The table below reflects our long-lived assets by geographic region as of March 31:

INTANGIBLE ASSETS, NET AND GOODWILL	2019	2018	2017
United States	$4,216,962	$4,384,716	$4,240,579
United Kingdom	592,971	744,552	996,136
Other International	460,380	600,746	722,554
Total	$5,270,313	$5,730,014	$5,959,269

19. Variable Interest Entities and Consolidated Investment Vehicles

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

	March 31,
	2019		2018		2017
	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)
Sponsored investment funds	2	$11,671	2	$16,670	2	$16,424
Foreign mutual funds	7	23,005	4	12,485	3	7,964
Employee-owned funds	2	6,215	2	7,328	1	3,912
ETFs(2)	3	2,821	2	7,371	n/a	—
Total		$43,712		$43,854		$28,300
(1) Represents Legg Mason's maximum risk of loss, excluding uncollected advisory fees.

(2)
Under the total return swap arrangements, Legg Mason receives the related investment gains and losses on investments in three of Legg Mason's ETFs with notional amounts totaling $61,230 as of March 31, 2019. See Note 16 for additional information regarding total return swaps.

The assets of these CIVs are primarily comprised of investment securities and currency forward derivatives and the liabilities of these CIVs are primarily comprised of payables for purchased securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

Legg Mason also consolidates certain VRE products with seed capital investments where Legg Mason maintains a controlling financial interest in the product.

See Note 1 for additional information regarding VIEs, VREs, and the consolidation of investment products.

The following tables reflect the impact of CIVs and other consolidated sponsored investment products in the Consolidated Balance Sheets and the Consolidated Statements of Income (Loss):
Consolidating Balance Sheets

	March 31, 2019				March 31, 2018
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Current Assets	$1,916,485	$144,091	$(40,720)	$2,019,856	$1,808,918	$160,278	$(40,814)	$1,928,382
Non-current assets	5,768,265	8,993	(2,992)	5,774,266	6,217,935	9,257	(3,040)	6,224,152
Total Assets	$7,684,750	$153,084	$(43,712)	$7,794,122	$8,026,853	$169,535	$(43,854)	$8,152,534
Current Liabilities	$1,104,002	$5,742	$—	$1,109,744	$981,408	$634	$—	$982,042
Non-current liabilities	2,302,463	—	—	2,302,463	2,586,061	—	—	2,586,061
Total Liabilities	3,406,465	5,742	—	3,412,207	3,567,469	634	—	3,568,103
Redeemable Non-controlling interests	588,746	8,356	95,274	692,376	607,248	15,452	109,595	732,295
Total Stockholders’ Equity	3,689,539	138,986	(138,986)	3,689,539	3,852,136	153,449	(153,449)	3,852,136
Total Liabilities and Equity	$7,684,750	$153,084	$(43,712)	$7,794,122	$8,026,853	$169,535	$(43,854)	$8,152,534

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Consolidating Statements of Income (Loss)

$51,439

	Year Ended March 31, 2019
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$2,903,858	$—	$(599)	$2,903,259
Total Operating Expenses	2,799,168	1,679	(690)	2,800,157
Operating Income (Loss)	104,690	(1,679)	91	103,102
Total Non-Operating Income (Expense)	(76,971)	(2,381)	4,745	(74,607)
Income (Loss) Before Income Tax Provision	27,719	(4,060)	4,836	28,495
Income tax provision (benefit)	20,561	—	—	20,561
Net Income (Loss)	7,158	(4,060)	4,836	7,934
Less: Net income (loss) attributable to noncontrolling interests	35,666	(1,816)	2,592	36,442
Net Income (Loss) Attributable to Legg Mason, Inc.	$(28,508)	$(2,244)	$2,244	$(28,508)
(1) Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

	Year Ended March 31, 2018
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$3,140,900	$—	$(578)	$3,140,322
Total Operating Expenses	2,816,022	927	(628)	2,816,321
Operating Income (Loss)	324,878	(927)	50	324,001
Total Non-Operating Income (Expense)	(97,694)	10,046	(2,513)	(90,161)
Income Before Income Tax Benefit	227,184	9,119	(2,463)	233,840
Income tax benefit	(102,510)	—	—	(102,510)
Net Income	329,694	9,119	(2,463)	336,350
Less: Net income attributable to noncontrolling interests	44,619	265	6,391	51,275
Net Income Attributable to Legg Mason, Inc.	$285,075	$8,854	$(8,854)	$285,075
(1) Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs

	Year Ended March 31, 2017
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$2,887,431	$—	$(529)	$2,886,902
Total Operating Expenses	2,464,369	816	(526)	2,464,659
Operating Income (Loss)	423,062	(816)	(3)	422,243
Total Non-Operating Income (Expense)	(63,636)	15,602	(3,331)	(51,365)
Income Before Income Tax Provision	359,426	14,786	(3,334)	370,878
Income tax provision	84,175	—	—	84,175
Net Income	275,251	14,786	(3,334)	286,703
Less: Net income attributable to noncontrolling interests	47,995	2,274	9,178	59,447
Net Income Attributable to Legg Mason, Inc.	$227,256	$12,512	$(12,512)	$227,256
(1) Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs

Non-Operating Income (Expense) of CIVs and Other includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

As of March 31, 2019 and 2018, financial assets of CIVs carried at fair value totaling $70,197 and $128,397, respectively, were valued using Level 1 inputs, and totaling $12,547 and $20,692, respectively, were valued using NAV as a practical expedient. In addition, as of March 31, 2019, financial assets of CIVs carried at fair value totaling $55,182 were valued using Level 2 inputs. As of March 31, 2019, financial liabilities of CIVs carried at fair value of $4,217 were valued using Level 2 inputs. Legg Mason had no financial liabilities of CIVs carried at fair value as of March 31, 2018.

There were no transfers between Level 1 and Level 2 during either of the years ended March 31, 2019 and 2018.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of March 31, 2019
Category of Investment	Investment Strategy	March 31, 2019		March 31, 2018	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$12,547	(1)	$20,692	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 7% daily redemption; 14% monthly redemption; 70% quarterly redemption; and 9% are subject to three to five-year lock-up or side pocket provisions.

Legg Mason's carrying value and maximum risk of loss for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, were as follows:

	As of March 31, 2019		As of March 31, 2018
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
Real Estate Investment Trusts	$10,812	$15,241	$12,419	$14,332
Other investment funds	25,155	45,897	12,640	33,258
Total	$35,967	$61,138	$25,059	$47,590

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $29,025,764 and $31,809,837 as of March 31, 2019 and 2018, respectively.

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

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts or unless otherwise noted)
(Unaudited)

	Quarter Ended
Fiscal 2019(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$692,605	$704,322	$758,427	$747,905
Operating Expenses, excluding Impairment of intangible assets	614,480	575,549	622,699	622,229
Impairment of intangible assets	—	365,200	—	—
Operating Income (Loss)	78,125	(236,427)	135,728	125,676
Non-Operating Income (Expense)	(2,843)	(30,317)	(24,811)	(16,636)
Income (Loss) before Income Tax Provision (Benefit)	75,282	(266,744)	110,917	109,040
Income tax provision (benefit)	20,396	(60,354)	29,844	30,675
Net Income (Loss)	54,886	(206,390)	81,073	78,365
Less: Net income attributable to noncontrolling interests	5,399	10,498	8,270	12,275
Net Income (Loss) Attributable to Legg Mason, Inc.	$49,487	$(216,888)	$72,803	$66,090
Net Income (Loss) per share Attributable to Legg Mason, Inc. Shareholders:
Basic	$0.56	$(2.55)	$0.82	$0.75
Diluted	0.56	(2.55)	0.82	0.75
Cash dividend declared per share	0.34	0.34	0.34	0.34
Assets Under Management (in millions):
End of period	$757,982	$727,213	$755,450	$744,564
Average	748,681	739,324	750,244	749,542

(1)	Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

	Quarter Ended
Fiscal 2018(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$785,052	$793,090	$768,338	$793,842
Operating Expenses, excluding Impairment of intangible assets	685,342	625,423	623,919	652,637
Impairment of intangible assets	—	195,000	—	34,000
Operating Income (Loss)	99,710	(27,333)	144,419	107,205
Non-Operating Income (Expense)	(43,109)	(13,517)	(18,122)	(15,413)
Income (Loss) before Income Tax Provision (Benefit)	56,601	(40,850)	126,297	91,792
Income tax provision (benefit)	39,958	(209,396)	38,673	28,255
Net Income	16,643	168,546	87,624	63,537
Less: Net income attributable to noncontrolling interests	7,374	19,324	11,960	12,617
Net Income Attributable to Legg Mason, Inc.	$9,269	$149,222	$75,664	$50,920
Net Income per share Attributable to Legg Mason, Inc. Shareholders:
Basic	$0.10	$1.59	$0.78	$0.52
Diluted	0.10	1.58	0.78	0.52
Cash dividend declared per share	0.28	0.28	0.28	0.28
Assets Under Management (in millions):
End of period	$754,131	$767,241	$754,419	$741,243
Average	766,896	759,954	750,327	740,212

(1)	Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.

As of March 31, 2019, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurance basis. There have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

Legg Mason's Report of Management on Internal Control Over Financial Reporting and PricewaterhouseCoopers LLP's Report of Independent Registered Public Accounting Firm, which contains its attestation report on Legg Mason's internal control over financial reporting, are included in Item 8 of this Report and are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION.
Costs Associated with an Exit or Disposal Activity
As previously disclosed, we have undertaken a strategic restructuring plan to reduce our corporate cost structure, focusing on our corporate operations, broader corporate and distribution functions and efficiency initiatives at certain smaller affiliates that operate outside of revenue-sharing arrangements.

We expect to incur aggregate strategic restructuring costs in the range of $130 million to $150 million, substantially all of which will be incurred through March 2021. We expect the strategic restructuring will result in future annual cost savings of $100 million or more on a run rate basis by the end of fiscal 2021. During the year ended March 31, 2019, we incurred $9.4 million, or $0.08 per diluted share, of costs related to the strategic restructuring. See Note 17 of Notes to Consolidated Financial Statements for additional information.

The exit costs described above currently represent our best estimates of the anticipated charges to be incurred; although there may be additional charges recognized if additional actions are identified and finalized. If we identify additional actions, when we are able to make good faith determinations of additional estimated costs and future cash expenditures associated with such actions, we intend to report such costs or charges in our periodic reports or on a current report on Form 8-K, as appropriate.

Executive Compensation Arrangements

As part of our strategic restructuring, we will eliminate the roles of certain of our executive officers effective January 1, 2020. During the period in which the strategic restructuring will be implemented, and in light of the potential disruption to the executive team that will result from the restructuring, it is important for Legg Mason to retain the services of its other remaining executive officers to maintain the stability of the Company and promote the successful completion of the strategic restructuring. Because of this need, Legg Mason has established an executive severance arrangement for any executive officer whose employment is terminated by Legg Mason prior to September 30, 2020 for any reason other than “Cause” (as defined in the severance arrangement), including the executive officers whose roles will be eliminated January 1, 2020.

This executive severance arrangement was implemented on May 21, 2019 by entering into transition agreements with the departing executives, including named executive officer Mr. Hoops, and letter agreements with our other remaining executives, including named executive officers Messrs. Sullivan, Johnson, Merchant and Nachtwey.

Under the terms of each transition agreement with the departing executives, subject to the satisfaction of the terms and conditions in the agreement, the departing executives will be eligible to receive a severance package (the “Severance Package”) consisting of: (1) (i) a cash payment of an amount equal to three weeks of the executive’s base salary for every year of service (with a minimum of 12 weeks and a maximum of 52 weeks of base salary), and (ii) a pro-rated cash incentive payment for the months worked in the year of the executive’s separation (9 months, for departing employees), which will be based on actual incentive payments received for the most recently completed fiscal year; (2) the continued vesting and expiration (as applicable) of all of the executive’s outstanding stock options as if the executive’s employment continued through the expiration date of such stock options and the continued vesting of performance share units pursuant to the schedule and applicable performance goals as if the executive’s employment continued through the applicable performance period, in each case under the applicable award agreement; (3) confirmation that the executive’s employment termination will be treated as being part of a reduction in force for purposes of all restricted stock units, which results in full vesting of the restricted stock units under the terms of the awards; (4) outplacement services and (5) a COBRA subsidy in accordance with applicable law. In addition, under the transition agreements, each departing executive officer will receive a transition payment for the period from July 1, 2019 through January 1, 2020 equal to 50% of the executive’s total compensation for fiscal year 2019, pro rated for the six months worked in the fiscal year since July 1, 2019. The costs associated with the severance arrangements for the departing executives are included in our expected strategic restructuring costs. See Note 17 of Notes to Consolidated Financial Statements for additional information.

Under the terms of each of the letter agreements with our other remaining executives, if the executive officer is terminated by Legg Mason without “Cause” (as defined in the letter agreement) prior to September 30, 2020, the executive will receive the same Severance Package as those executives who entered into the transition agreements (but not including the transition payment).

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information about our Directors required by this item will be contained under the caption “Election of Directors” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain of our executive officers. The process by which our stockholders may recommend nominees to our Board of Directors and any material changes to that process will be discussed in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the caption “Corporate Governance - Director Nomination Process.” That information is incorporated herein by reference to the proxy statement.

Our Board of Directors has an Audit Committee, a Compensation Committee, a Finance Committee, a Nominating & Corporate Governance Committee and a Risk Committee. Information about our Board of Directors' determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained under the caption “Election of Directors - Committees of the Board-Board Meetings - Audit Committee” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in the proxy statement under the heading “Election of Directors - Committees of the Board - Board Meetings - Audit Committee” and is also incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be contained under the captions “Election of Directors - Compensation of Directors,” "Election of Directors - Relationship of Compensation and Risk," “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” and “Compensation Committee Report” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information about security ownership of management, directors, and certain beneficial owners required by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of March 31, 2019.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	8,827,875	(1)	$39.05	(2)	9,690,666	(3)(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	8,827,875		$39.05		9,690,666	(3)(4)

(1)
Includes 455,683 shares of Legg Mason Common Stock (“Common Stock”) that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock. Also includes 98,714 restricted stock units granted to non-employee directors as equity compensation that are converted into shares of Common Stock on a one-for-one basis upon distribution.

(2)
Weighted-average exercise price does not include phantom stock units or restricted stock units that will be converted into Common Stock on a one-for-one basis upon distribution at no additional cost, and were granted as described in footnote (1).

(3)
In addition, 220,386 shares of Common Stock may be issued under the Legg Mason & Co, LLC Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).

(4)
7,520,183 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 131,219 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as grants of stock or restricted stock units. 2,039,264 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions,” “Corporate Governance - Policies and Procedures Regarding Related Party Transactions” and “Corporate Governance - Independent Directors” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be contained under the caption “Proposed Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

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
10.17
Form of Restricted Stock Unit Agreement under the Legg Mason, Inc. 2017 Equity Incentive Plan (incorporated by reference to the Legg Mason Annual Report on Form 10-K for the fiscal year ended March 31, 2018)*

10.18
Form of Restricted Stock Unit Agreement for Non-U.S. Resident Executive under the Legg Mason, Inc. 2017 Equity Incentive Plan (incorporated by reference to the Legg Mason Annual Report on Form 10-K for the fiscal year ended March 31, 2018)*

10.19	Form of Performance Share Unit Award Agreement (incorporated by reference to the Legg Mason Annual Report on Form 10-K for the fiscal year ended March 31, 2018)*
10.20	Form of Letter Agreement with Executives, filed herewith*
10.21	Form of Transition Agreement with Executives, filed herewith*
10.22	Lease Agreement, dated August 16, 2006, between Legg Mason and FC Eighth Ave., LLC (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.23
Credit Agreement, dated as of June 27, 2012, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; The Bank of New York Mellon and State Street Bank and Trust Company, as Joint Documentation Agents; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 28, 2012)

10.24
Incremental Revolving Facility Agreement, dated as of January 31, 2014, among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on February 4, 2014)

10.25	Agreement dated December 16, 2013 between Legg Mason & Co., LLC and Thomas K. Hoops (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013)*
10.26
Legg Mason, Inc. Deferred Compensation Fund Plan, amended and restated effective September 1, 2014 (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)*

10.27
Form of Performance Share Unit Award Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (Incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2016)*

10.28
Form of director's service agreement dated April 1, 2013 between Legg Mason & Co (UK) Limited and Terence Johnson, (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2013)*

10.29
Form of director's service agreement dated April 1, 2015 between Legg Mason & Co (UK) Limited and Ursula Schliessler (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2015)*

10.30
Credit Agreement, dated as of December 29, 2015, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on December 31, 2015)

10.31
First Amendment, dated as of March 31, 2016, to the Credit Agreement, dated as of December 29, 2015, by and among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on April 1, 2016)

10.32
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

10.33
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

10.34
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

10.35
Share Repurchase Agreement dated December 22, 2017 by and between Legg Mason, Inc. and Shanda Asset Management Investment Limited (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on December 22, 2017)

10.36
Investor Rights and Standstill Agreement dated December 19, 2016 between Legg Mason, Inc. and Shanda Asset Management Investment Limited (incorporated by reference to Legg Mason's Current Report on Form 8- K filed on December 19, 2016)

10.37
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
101
Financial statements from the annual report on Form 10-K of Legg Mason, Inc. for the year ended March 31, 2019, filed on May 24, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

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
Date: May 24, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph A. Sullivan	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 24, 2019
Joseph A. Sullivan

/s/ Peter H. Nachtwey	Chief Financial Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)	May 24, 2019
Peter H. Nachtwey

/s/ Robert Angelica	Director	May 24, 2019
Robert E. Angelica

/s/ Carol A. Davidson	Director	May 24, 2019
Carol A. Davidson

/s/ Barry W. Huff	Director	May 24, 2019
Barry W. Huff

	Director	May 24, 2019
Edward Garden

/s/ Michelle Goldberg	Director	May 24, 2019
Michelle Goldberg

/s/ John V. Murphy	Director	May 24, 2019
John V. Murphy

	Director	May 24, 2019
Nelson Peltz

/s/ Alison Quirk	Director	May 24, 2019
Alison Quirk

/s/ W. Allen Reed	Director	May 24, 2019
W. Allen Reed

/s/ Margaret Milner Richardson	Director	May 24, 2019
Margaret Milner Richardson

/s/ Kurt L. Schmoke	Director	May 24, 2019
Kurt L. Schmoke