Form 10-Q
period 2019-06-30
LEGG MASON, INC.
filed 2019-08-06
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-08529

LEGG MASON, INC.
(Exact name of registrant as specified in its charter)

MD	52-1200960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 International Drive	Baltimore	,	MD	21202
(Address of principal executive offices)				Zip Code

(410)	539-0000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.10 par value	LM	New York Stock Exchange
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

Yes	☒	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
As of August 1, 2019, there were 86,747,537 shares of the registrant's common stock outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Information

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$643,574	$921,071
Cash and cash equivalents of consolidated investment vehicles	4,786	4,219
Restricted cash	22,201	21,213
Receivables:
Investment advisory and related fees	425,321	425,470
Other	42,103	57,107
Investment securities	385,768	377,129
Investment securities of consolidated investment vehicles	135,973	129,627
Other	84,636	82,131
Other current assets of consolidated investment vehicles	1,502	1,889
Total Current Assets	1,745,864	2,019,856
Fixed assets, net	147,865	149,989
Intangible assets, net	3,383,308	3,386,759
Goodwill	1,896,349	1,883,554
Deferred income taxes	194,814	199,717
Right-of-use assets	324,779	—
Other	144,547	145,254
Other assets of consolidated investment vehicles	8,315	8,993
TOTAL ASSETS	$7,845,841	$7,794,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$270,678	$571,301
Accounts payable and accrued expenses	174,025	182,921
Current portion of long-term debt	249,966	250,301
Lease liabilities	77,660	—
Other	87,198	99,479
Other current liabilities of consolidated investment vehicles	7,354	5,742
Total Current Liabilities	866,881	1,109,744
Deferred compensation	97,640	85,548
Lease liabilities	315,448	—
Deferred income taxes	136,767	123,420
Other (including unfunded pension benefit obligation of $29,413 and $33,335, respectively)	61,313	122,044
Long-term debt, net	1,971,772	1,971,451
TOTAL LIABILITIES	3,449,821	3,412,207
Commitments and Contingencies (Note 9)
REDEEMABLE NONCONTROLLING INTERESTS	664,757	692,376
STOCKHOLDERS' EQUITY
Common stock, par value $0.10; authorized 500,000,000 shares; issued 86,656,401 and 85,556,562 shares for June 30, 2019 and March 31, 2019, respectively	8,666	8,556
Additional paid-in capital	2,084,666	2,039,671
Employee stock trust	(20,239)	(21,416)
Deferred compensation employee stock trust	20,239	21,416
Retained earnings	1,748,106	1,742,764
Accumulated other comprehensive loss, net	(140,655)	(131,236)
Total stockholders' equity attributable to Legg Mason, Inc.	3,700,783	3,659,755
Nonredeemable noncontrolling interest	30,480	29,784
TOTAL STOCKHOLDERS' EQUITY	3,731,263	3,689,539
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,845,841	$7,794,122
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$260,441	$259,895
Funds	366,812	383,564
Performance fees	6,861	24,036
Distribution and service fees	69,937	79,190
Other	1,309	1,220
Total Operating Revenues	705,360	747,905
OPERATING EXPENSES
Compensation and benefits	379,828	361,568
Distribution and servicing	103,906	116,592
Communications and technology	55,274	56,740
Occupancy	25,624	24,904
Amortization of intangible assets	5,457	6,180
Contingent consideration fair value adjustments	(1,165)	426
Other	52,501	55,819
Total Operating Expenses	621,425	622,229
OPERATING INCOME	83,935	125,676
NON-OPERATING INCOME (EXPENSE)
Interest income	4,005	2,446
Interest expense	(28,483)	(29,917)
Other income (expense), net	10,599	7,252
Non-operating income (expense) of consolidated investment vehicles, net	9,561	3,583
Total Non-Operating Income (Expense)	(4,318)	(16,636)
INCOME BEFORE INCOME TAX PROVISION	79,617	109,040
Income tax provision	18,048	30,675
NET INCOME	61,569	78,365
Less: Net income attributable to noncontrolling interests	16,219	12,275
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$45,350	$66,090
NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. STOCKHOLDERS:
Basic	$0.51	$0.75
Diluted	0.51	0.75
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
NET INCOME	$61,569	$78,365
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,964)	(53,362)
Changes in defined benefit pension plan	545	882
Total other comprehensive income (loss)	(9,419)	(52,480)
COMPREHENSIVE INCOME	52,150	25,885
Less: Comprehensive income attributable to noncontrolling interests	17,057	14,884
COMPREHENSIVE INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$35,093	$11,001
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$8,556	$8,461
Stock options exercised	30	15
Stock-based compensation	118	107
Employee tax withholdings by settlement of net share transactions	(38)	(39)
Ending balance	8,666	8,544
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,039,671	1,976,364
Stock options exercised	9,406	4,801
Deferred compensation employee stock trust	163	136
Stock-based compensation	21,893	18,701
Employee tax withholdings by settlement of net share transactions	(12,543)	(15,368)
Redeemable noncontrolling interest reclassification for affiliate noncontrolling interest	26,076	—
Ending balance	2,084,666	1,984,634
EMPLOYEE STOCK TRUST
Beginning balance	(21,416)	(21,996)
Shares issued to plans	(163)	(136)
Distributions	1,340	180
Ending balance	(20,239)	(21,952)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	21,416	21,996
Shares issued to plans	163	136
Distributions	(1,340)	(180)
Ending balance	20,239	21,952
RETAINED EARNINGS
Beginning balance	1,742,764	1,894,762
Net income attributable to Legg Mason, Inc.	45,350	66,090
Dividends declared ($0.40 and $0.34 per share, respectively)	(37,627)	(29,858)
Reclassification to noncontrolling interest for net increase in estimated redemption value of affiliate management equity plan and affiliate noncontrolling interests	(2,381)	(1,269)
Adoption of new revenue recognition guidance	—	12,263
Ending balance	1,748,106	1,941,988
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Beginning balance	(131,236)	(55,182)
Changes in defined benefit pension plan	545	882
Foreign currency translation adjustment	(9,964)	(53,362)
Ending balance	(140,655)	(107,662)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,700,783	3,827,504
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	29,784	27,731
Net income attributable to noncontrolling interests	2,863	2,214
Distributions	(2,167)	(1,733)
Ending balance	30,480	28,212
TOTAL STOCKHOLDERS’ EQUITY	$3,731,263	$3,855,716
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$61,569	$78,365
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	16,496	17,547
Accretion and amortization of securities discounts and premiums, net	108	561
Stock-based compensation	23,834	19,085
Net unrealized gains on investments	(4,684)	(350)
Net gains and earnings on investments	(6,748)	(6,792)
Net gains of consolidated investment vehicles	(9,561)	(3,583)
Deferred income taxes	22,294	21,796
Contingent consideration fair value adjustments	(1,165)	426
Other	345	371
Decrease (increase) in assets:
Investment advisory and related fees receivable	235	36,589
Net sales of trading and other investments	(4,817)	(4,385)
Other receivables	10,661	(4,473)
Other assets	(5,294)	(12,562)
Assets of consolidated investment vehicles	11,400	(14,575)
Increase (decrease) in liabilities:
Accrued compensation	(300,250)	(213,181)
Deferred compensation	12,084	8,837
Accounts payable and accrued expenses	(10,298)	18,166
Other liabilities	(5,398)	(44,007)
Other liabilities of consolidated investment vehicles	1,612	(5)
CASH USED IN OPERATING ACTIVITIES	$(187,577)	$(102,170)

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition, net of cash acquired of $992	$(10,247)	$—
Payments for fixed assets	(9,190)	(17,990)
Returns of capital and proceeds from sales and maturities of investments	488	3,679
CASH USED IN INVESTING ACTIVITIES	(18,949)	(14,311)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(30,131)	(24,572)
Distributions to affiliate noncontrolling interests	(16,230)	(13,183)
Purchase of affiliate noncontrolling interests	(10,548)	—
Net (redemptions) subscriptions attributable to noncontrolling interests	(8,232)	18,132
Employee tax withholdings by settlement of net share transactions	(12,581)	(15,407)
Issuances of common stock for stock-based compensation	9,599	4,952
CASH USED IN FINANCING ACTIVITIES	(68,123)	(30,078)
EFFECT OF EXCHANGE RATES	(2,697)	(10,062)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(277,346)	(156,621)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
BEGINNING OF PERIOD	950,795	773,765
END OF PERIOD	$673,449	$617,144
Supplemental Disclosures
Cash paid for:
Income taxes	$4,776	$13,269
Interest	11,081	12,135
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$643,574	$590,530
Restricted cash:
Corporate restricted cash	22,201	19,004
Cash and cash equivalents of consolidated investment vehicles	4,786	3,466
Affiliate employee benefit trust cash included in Other non-current assets	2,888	4,144
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$673,449	$617,144
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
June 30, 2019
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

The information contained in the interim consolidated financial statements should be read in conjunction with the consolidated financial statements contained within Legg Mason's latest Annual Report on Form 10-K filed with the SEC.

2. Significant Accounting Policies

Leases
Effective April 1, 2019 Legg Mason adopted updated accounting guidance on leases which requires right-of-use ("ROU") assets and lease liabilities to be recorded on the balance sheet for leases. The guidance specifies that at the inception of a contract, an entity must determine whether the contract is or contains a lease. The contract is or contains a lease if the contract conveys the right to control the use of the property, plant, or equipment for a designated term in exchange for consideration. Legg Mason’s evaluation of its contracts followed the assessment of whether there was a right to obtain substantially all of the economic benefits from the use and the right to direct the use of the identified asset in the contract.
Legg Mason adopted the guidance on a modified retrospective basis as of April 1, 2019, such that related amounts in prior periods have not been restated. Legg Mason has operating leases that primarily relate to real property and financing leases that relate to equipment. As a practical expedient, Legg Mason has elected to not capitalize leases with a term of 12 months or less without a purchase option that it is likely to exercise. Also as a practical expedient for disclosure, Legg Mason has elected to not separate lease and non-lease components on operating and financing leases. Lease components are payment items directly attributable to the use of the underlying asset, while non-lease components are explicit elements of a contract not directly related to the use of the underlying asset, including pass through operating expenses like common area maintenance and utilities.
ROU assets and lease liabilities are recognized on the consolidated balance sheet at the present value of the future lease payments over the life of the lease term. As implicit rates for leases are not determinable, the Company uses discount rates based on incremental borrowing rates, on a collateralized basis, for the respective underlying assets, for terms similar to the respective leases. Lease costs are included as Occupancy expense in the Consolidated Statements of Income. Fixed base payments on operating leases paid directly to the lessor are recorded as lease expense on a straight-line basis. Related variable payments based on usage, changes in an index or market rate are expensed as incurred. Payments on financing leases are recorded as lease expense on a level-yield basis.
Upon adoption, Legg Mason recorded ROU assets of $342,418 and lease liabilities of $411,115 related to its real property operating leases and equipment financing leases. As further discussed in Note 8, Legg Mason has subleased or has vacated and is pursuing subleases for certain office space. As of March 31, 2019, the lease reserve liability for subleased space and vacated space for which subleases are being pursued of $24,063 was included in other current and non-current liabilities on the Consolidated Balance Sheet under prior accounting guidance. Upon adoption of the updated guidance, the existing lease reserve liability was reclassified as a reduction of the ROU assets. ROU assets will be tested for impairment when circumstances indicate that the carrying values may not be recoverable.
The adoption of this guidance did not require a cumulative effect adjustment or have a material impact on the Consolidated Statements of Income or Consolidated Statements of Cash Flows.
See Note 8 for additional information.
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

3. Investments and Fair Value of Assets and Liabilities

The disclosures below include details of Legg Mason's financial assets and financial liabilities that are measured at fair value and net asset value ("NAV"), excluding the financial assets and financial liabilities of consolidated investment vehicles ("CIVs"). See Note 16, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of June 30, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents(1)	$352,645	$13,598	$—	$—	$366,243
Equity investments:(2)
Seed capital investments	84,293	31,967	—	2,169	118,429
Investments related to long-term incentive plans	241,766	—	—	—	241,766
Other investments	13,009	2,098	—	—	15,107
Equity method investments:(3)
Seed capital investments(4)	—	—	42,516	11,012	53,528
Investments related to long-term incentive plans(2)	—	—	—	10,466	10,466
Other investments(4)	—	—	1,222	10,414	11,636
Adjusted cost investments(4)	—	70	12,124	—	12,194
Derivative assets(5)	3,221	—	—	—	3,221
Total	$694,934	$47,733	$55,862	$34,061	$832,590
Liabilities:
Contingent consideration liabilities(6)	$—	$—	$(3,625)	$—	$(3,625)
Derivative liabilities(5)	(2,848)	—	—	—	(2,848)
Total	$(2,848)	$—	$(3,625)	$—	$(6,473)

	As of March 31, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents(1)	$556,231	$20,160	$—	$—	$576,391
Equity investments:(2)
Seed capital investments	98,276	30,601	1,455	2,183	132,515
Investments related to long-term incentive plans	211,802	—	—		211,802
Other investments	19,486	2,142	—	—	21,628
Equity method investments:(3)
Seed capital investments(4)	—	—	40,854	10,675	51,529
Investments related to long-term incentive plans(2)	—	—	—	11,184	11,184
Other investments(4)	—	—	1,218	10,251	11,469
Adjusted cost investments(4)	—	74	12,171	—	12,245
Derivative assets(5)	4,183	—	—	—	4,183
Total	$889,978	$52,977	$55,698	$34,293	$1,032,946
Liabilities:
Contingent consideration liabilities(6)	$—	$—	$(1,415)	$—	$(1,415)
Derivative liabilities(5)	(7,579)	—	—	—	(7,579)
Total	$(7,579)	$—	$(1,415)	$—	$(8,994)

(1)
Cash investments in actively traded money market funds are classified as Level 1.  Cash investments in time deposits and other are measured at amortized cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization and are classified as Level 2.

(2)	Included in Investment securities on the Consolidated Balance Sheets.

(3)
Primarily investments in private equity and real estate funds. These equity method investments are investment companies that primarily record underlying investments at fair value. Therefore, the fair value of these investments is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee. Other equity method investments not measured at fair value on a recurring basis of $28,162 and $28,160 as of June 30, 2019 and March 31, 2019, respectively, are excluded from the tables above.

(4)	Included in Other noncurrent assets in the Consolidated Balance Sheets.

(5)	See Note 14.

(6)	See Note 9.

The net realized and unrealized gains for investment securities classified as equity investments were $10,153 and $477 for the three months ended June 30, 2019 and 2018, respectively. The net unrealized gains (losses) relating to equity investments still held as of the reporting date were $1,572 and $(16,877) for the three months ended June 30, 2019 and 2018, respectively.
Seed capital investments represent investments made by Legg Mason to fund new investment products and strategies. As of June 30, 2019 and March 31, 2019, seed capital investments totaled $216,565 and $227,756, respectively, with investments in excess of $1,000 in 49 funds and 52 funds, respectively, comprising over 90% of the total at each period end. Seed capital investments presented in the tables above exclude $44,608 and $43,712, as of June 30, 2019 and March 31, 2019, respectively, which is related to Legg Mason's investments in CIVs. See Note 16 for additional information regarding Legg Mason's investments in CIVs.

The changes in financial asset and (liabilities) measured at fair value using significant unobservable inputs (Level 3) are presented in the tables below:

	Balance as of March 31, 2019	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of June 30, 2019
Assets:
Equity investments - seed capital	$1,455	$—	$—	$(1,457)	$—	$2	$—
Equity method investments:
Seed capital investments	40,854	1,913	—	(678)	—	427	42,516
Other	1,218	—	—	(13)	—	17	1,222
Adjusted cost investments	12,171	75	—	(125)	—	3	12,124
	$55,698	$1,988	$—	$(2,273)	$—	$449	$55,862
Liabilities:
Contingent consideration liabilities	$(1,415)	$(3,389)	n/a	$—	n/a	$1,179	$(3,625)

	Balance as of March 31, 2018	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of June 30, 2018
Assets:
Equity Investments - seed capital	$1,242	$—	$—	$—	$—	$148	$1,390
Equity method investments:
Seed capital investments	33,725	47	—	(228)	—	438	33,982
Other	—	1,150	—	—	—		1,150
Adjusted cost investments	6,951	4,000	—	(2)	—	1	10,950
	$41,918	$5,197	$—	$(230)	$—	$587	$47,472
Liabilities:
Contingent consideration liabilities	$(5,607)	n/a	n/a	n/a	n/a	$(467)	$(6,074)

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other non-operating income (expense), net, in the Consolidated Statements of Income (Loss). The change in unrealized gains for Level 3 investments and liabilities still held at the reporting date was $1,626 and $117 for the three months ended June 30, 2019 and 2018, respectively.

There were no significant transfers between Level 1 and Level 2 during the three months ended June 30, 2019 and 2018.

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

		Fair Value Determined Using NAV			As of June 30, 2019
Category of Investment	Investment Strategy	June 30, 2019		March 31, 2019	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$10,111	(1)	$9,910	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	2,236		1,515	$—	n/a
Private equity funds	Long/short equity	11,216	(2)	11,636	5,509	Up to 10 years
Equity method investments related to long-term incentive plans	Alternatives, structured securities, short-dated fixed income	10,466	(2)	11,185	n/a	n/a
Other	Various	32		47	n/a	Various
Total		$34,061		$34,293	$5,509
n/a - not applicable

(1)	Liquidation restrictions: 21% monthly redemption, 1% quarterly redemption, and 78% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of June 30, 2019.

4. Acquisition

On April 10, 2019, Clarion Partners acquired a majority stake in Gramercy Europe (Jersey) Limited ("Gramercy"), a European real estate investment business specializing in pan-European logistics and industrial assets. The transaction required an initial cash payment of $10,247 (net of cash acquired), which was paid using existing cash resources, and a potential contingent consideration payment of up to approximately $3,735 (using the foreign exchange rate as of April 10, 2019, for the €3,315 potential payment), due on the fifth anniversary of closing upon the achievement of certain financial metrics.

In connection with the acquisition, Clarion Partners recognized an amortizable intangible asset management contracts asset of $5,876, with a useful life of eight years at acquisition, goodwill of $20,196, and noncontrolling interest of $11,715. The fair value of the contingent consideration at acquisition was $3,389.

5. Fixed Assets

The following table reflects the components of fixed assets as of:

	June 30, 2019	March 31, 2019
Software	$275,603	$269,944
Leasehold improvements	213,307	212,742
Equipment	162,401	159,421
Total cost	651,311	642,107
Less: accumulated depreciation and amortization	(503,446)	(492,118)
Fixed assets, net	$147,865	$149,989

Depreciation and amortization expense related to fixed assets was $11,040 and $11,367 for the three months ended June 30, 2019 and 2018, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	June 30, 2019	March 31, 2019
Amortizable intangible asset management contracts and other
Cost	$372,388	$366,930
Accumulated amortization	(245,828)	(240,488)
Net(1)	126,560	126,442
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	505,200
EnTrust Global fund management contracts	126,804	126,804
Other fund management contracts	469,943	473,360
Trade names	48,450	48,602
	3,256,748	3,260,317
Intangible assets, net	$3,383,308	$3,386,759

(1) As of June 30, 2019, includes $5,853 related to the acquisition of Gramercy by Clarion Partners. See Note 4 for additional information.

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

Indefinite-life Intangible Assets and Goodwill

In Legg Mason's fiscal 2019 annual impairment test, the assessed fair values of the EnTrust Global indefinite-life fund management contracts asset and trade name asset, and the RARE Infrastructure indefinite-life fund management contracts asset declined below their respective carrying values, and accordingly, were impaired. Should market performance and/or AUM levels of EnTrust Global or RARE Infrastructure decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that the assets could become impaired, and the impairment could be a material amount.

Legg Mason determined that no triggering events occurred as of June 30, 2019 that would require further impairment testing.

Legg Mason’s fiscal 2019 goodwill impairment testing noted the assessed fair value of the Global Asset Management business reporting unit exceeded its related carrying value by 4%. Should market performance and/or AUM levels decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that this asset could become impaired, and the impairment could be a material amount.

The change in carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2019	$3,045,454	$(1,161,900)	$1,883,554
Impact of excess tax basis amortization	(2,741)	—	(2,741)
Changes in foreign exchange rates and other	(4,660)	—	(4,660)
Business acquisition(1)	20,196	—	20,196
Balance as of June 30, 2019	$3,058,249	$(1,161,900)	$1,896,349

(1) See Note 4 for additional information.

Amortizable Intangible Asset Management Contracts and Other

There were no impairments to amortizable management contract intangible assets during the three months ended June 30, 2019 or 2018.

As of June 30, 2019, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 5.7 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Remaining fiscal 2020	$17,095
2021	21,823
2022	21,473
2023	20,713
2024	19,884
Thereafter	25,572
Total	$126,560

7. Long Term Debt

Long-term debt, net, consists of the following:

	June 30, 2019				March 31, 2019
	Carrying Value	Unamortized Discount (Premium)	Unamortized Debt Issuance Costs	Maturity Amount	Carrying Value
2.7% Senior Notes due July 2019	$249,966	$4	$30	$250,000	$250,300
3.95% Senior Notes due July 2024	248,798	229	973	250,000	248,739
4.75% Senior Notes due March 2026	447,609	—	2,391	450,000	447,521
5.625% Senior Notes due January 2044	548,040	(2,999)	4,959	550,000	548,020
6.375% Junior Notes due March 2056	242,512	—	7,488	250,000	242,461
5.45% Junior Notes due September 2056	484,813	—	15,187	500,000	484,711
Subtotal	2,221,738	(2,766)	31,028	2,250,000	2,221,752
Less: Current portion	(249,966)	(4)	(30)	(250,000)	(250,301)
Total	$1,971,772	$(2,770)	$30,998	$2,000,000	$1,971,451

On July 15, 2019, Legg Mason repaid the $250,000 of outstanding 2.7% Senior Notes due July 2019, using existing cash resources. The remaining $2,000,000 outstanding as of June 30, 2019 matures after fiscal 2024.

As of June 30, 2019, the estimated fair value of long-term debt was $2,363,152. The fair value of debt was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

8. Leases

Legg Mason leases over 1,500 square feet of office space with approximately one-third currently subleased to various firms, the majority of which are within the U.S. Office facilities and equipment are leased under various non-cancelable operating leases and certain equipment is also leased under financing leases. Legg Mason's current leases have remaining terms that vary up to 19 years. Certain leases provide for options to extend up to 15 years and/or options to terminate within seven years.
As previously disclosed in Note 2, the lease reserve liability related to our subleased space and vacated space for which subleases are being pursued was $24,063 as of March 31, 2019. Upon adoption of the updated lease accounting guidance on April 1, 2019, the existing Other current and non-current liabilities were reclassified as a reduction of the ROU asset recorded in accordance with the updated guidance.
Leases included in the Consolidated Balance Sheets were as follows:

	Classification	As of June 30, 2019
Operating leases:
Operating lease ROU assets	Right-of-use assets	$322,939
Operating lease liabilities	Lease liabilities	391,445
Finance leases:
Property and equipment, gross	Right-of-use assets	$1,944
Less: accumulated depreciation	Right-of-use assets	(104)
Property and equipment, net		$1,840
Finance lease liabilities	Lease liabilities	$1,663

The components of lease expense included in the Consolidated Statement of Income were as follows:

		Three Months Ended
	Classification	June 30, 2019
Operating lease cost	Occupancy expense	$20,921
Financing lease cost:
Amortization of right-of-use asset	Occupancy expense	241
Interest on lease liabilities	Interest expense	13
Total finance lease cost		254
Short-term lease cost	Occupancy expense	1,845
Variable lease cost(1)	Occupancy expense	5,003
Less: sublease billings	Occupancy expense	(6,234)
Net lease cost(2)		$21,789
(1) Variable lease cost includes operating expenses, real estate taxes, and sales tax. Variable lease costs are determined by whether they are to be included in base rent and if amounts are based on a consumer price index.

(2)	Excludes other occupancy expense of $3,917 for leasehold amortization

Lease expense (excluding leasehold amortization of $3,541) incurred in the three months ended June 30, 2018 was $21,363.
Sublease amounts billed are recorded as a reduction of Occupancy expense in the Consolidated Statement of Income. The amounts billed are primarily fixed base rental payments combined with variable lease cost reimbursements. Sublease amounts related to base rent are recorded on a straight-line basis.

Undiscounted future cash flows for each of the next five fiscal years and thereafter related to operating and financing leases as of June 30, 2019 were as follows:

	Operating Leases	Finance Leases	Total
Remaining fiscal 2020	$68,332	$742	$69,074
2021	85,886	650	86,536
2022	84,401	221	84,622
2023	83,100	90	83,190
2024	69,452	20	69,472
Thereafter	43,202	—	43,202
Total lease payments	434,373	1,723	436,096
Less: Imputed interest	(42,928)	(60)	(42,988)
Present value of lease liabilities	$391,445	$1,663	$393,108

As of June 30, 2019, the weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

Weighted-average remaining lease term in years:
Operating leases	5.2
Finance leases	2.2
Weighted-average discount rates:
Operating leases	3.98%
Finance leases	2.95%

Supplemental cash flow information related to leases was as follows:

Three Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,871
Financing cash flows from finance leases	248

There was no significant non-cash lease activity for the three months ended June 30, 2019.

As of March 31, 2019, minimum aggregate rentals under operating leases were as follows:

Operating Leases(1)
2020	$90,667
2021	86,095
2022	84,485
2023	83,425
2024	72,192
Thereafter	47,240
Total	$464,104

(1) The minimum rental commitments have not been reduced by $105,193 for minimum sublease rentals to be received under non-cancelable subleases.

9. Commitments and Contingencies

As of June 30, 2019, Legg Mason had commitments to invest $15,257 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2030. Also, in connection with the acquisition of Clarion Partners in April 2016, Legg Mason committed to provide $100,000 of seed capital to Clarion Partners products.

As of June 30, 2019, Legg Mason also had future commitments totaling $102,384 related to multi-year agreements for certain services, of which $38,217, $29,153 and $16,331 will be due during the remainder of fiscal 2020, and in fiscal 2021 and fiscal 2022, respectively. The remainder will be due through fiscal 2027.

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

In management's opinion, an adequate accrual has been made as of June 30, 2019, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which probable losses become apparent or a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

Noncontrolling Interests
Legg Mason may be obligated to settle redeemable noncontrolling interests related to certain affiliates. As of June 30, 2019, affiliate redeemable noncontrolling interests, excluding amounts related to management equity plans, aggregated $510,593. In addition, as of June 30, 2019, the estimated redemption fair value for units under affiliate management equity plans (redeemable and nonredeemable) aggregated $64,704.

See Notes 10 and 13 for additional information regarding affiliate management equity plans and noncontrolling interests, respectively.

Contingent Consideration
As further discussed in Note 4, on April 10, 2019, Clarion Partners acquired a majority interest in Gramercy. The transaction included a potential contingent consideration payment of up to $3,767 (using the foreign exchange rate as of June 30, 2019, for the €3,315 potential payment), due on the fifth anniversary of closing upon the achievement of certain financial metrics. As of June 30, 2019 and March 31, 2019, contingent consideration liabilities totaling $3,625 and $1,415, respectively, were included in Other non-current liabilities in the Consolidated Balance Sheets.

10. Stock-Based Compensation

Legg Mason's stock-based compensation includes restricted stock units, stock options, an employee stock purchase plan, market and performance-based performance shares payable in common stock, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the equity incentive stock plan as of June 30, 2019, were 6,222. Options under Legg Mason’s equity incentive stock plans have been granted at prices not less than 100% of the fair market value on the date of grant. Options are generally exercisable in equal increments over four years and expire within eight years to 10 years from the date of grant.

As further discussed below, the components of Legg Mason's total stock-based compensation expense were as follows:

	Three Months Ended June 30,
	2019	2018
Restricted stock and restricted stock units	$17,634	$14,987
Stock options	1,154	1,418
Employee stock purchase plan	254	287
Non-employee director awards	150	—
Affiliate management equity plans	1,623	776
Performance share units	3,011	1,610
Employee stock trust	8	7
Total stock-based compensation expense	$23,834	$19,085

Restricted Stock
Restricted stock and restricted stock unit transactions are summarized below:

	Three Months Ended June 30,
	2019		2018
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,045	$37.76	3,299	$38.09
Granted	1,196	35.50	1,156	39.16
Vested	(1,199)	38.86	(1,245)	39.84
Canceled/forfeited	(30)	35.79	(27)	37.43
Unvested shares at June 30	3,012	$36.45	3,183	$37.81

Unamortized compensation cost related to unvested restricted stock awards at June 30, 2019, of $89,026 is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options
Stock option transactions under Legg Mason's equity incentive plans are summarized below:

	Three Months Ended June 30,
	2019		2018
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,115	$39.05	4,437	$38.78
Exercised	(311)	31.83	(150)	33.02
Canceled/forfeited	(37)	40.63	(30)	44.69
Options outstanding at June 30	3,767	$39.63	4,257	$38.94

At June 30, 2019, options were exercisable for 3,363 shares, with a weighted-average exercise price of $40.19 and a weighted average remaining contractual life of 3.5 years. Unamortized compensation cost related to unvested options for 404 shares at June 30, 2019, was $2,010, which is expected to be recognized over a weighted-average period of one year.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, Legg Mason implemented a management equity plan for Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. As of June 30, 2019, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $11,900.

Effective March 1, 2016, Legg Mason implemented a management equity plan for Royce's key employees. Under the management equity plan, minority equity interests equivalent to a 24.5% interest in the Royce entity have been issued to certain key employees. Equity holders receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses. As of June 30, 2019, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $10,700.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which was recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $1,623 and $776 for the three months ended June 30, 2019 and 2018. The compensation expense for the three months ended June 30, 2019, includes $1,600 related to the modification of the plan to include an in-service put option for current participants, which resulted in an increase in the fair value of the awards. This arrangement provides for one-half of the cost, excluding the amount related to the plan modification, to be absorbed by the ClearBridge incentive pool. As of June 30, 2019, the estimated aggregate redemption fair value of vested units under the ClearBridge plan, as if they were currently redeemable, was approximately $42,104.

Other
As of June 30, 2019 and 2018, non-employee directors held 100 and 81 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock units in the table above.

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

In May 2019 and 2018, Legg Mason granted certain executive officers a total of 168 and 163 performance share units, respectively, as part of their fiscal 2019 and 2018 incentive awards with an aggregate value of $6,334 and $5,820, respectively. The vesting of performance share units granted in May 2019 and 2018 and the number of shares payable at vesting are determined based on Legg Mason’s relative total stockholder return and relative organic growth rate of long-term AUM over three-year periods ending March 31, 2022 and 2021, respectively. The recorded grant date fair values per performance share unit of $37.63 and $35.67, respectively, were estimated based on multiple fair value Monte Carlo pricing models. Expense associated with these grants are adjusted for the level of relative organic growth expected to be ultimately achieved. The estimated fair values for the May 2019 grant range from $21.63 to $45.63 per performance share unit and for the May 2018 grant range from $18.08 to $44.46 per performance share unit. The following assumptions were used in the Monte Carlo pricing models for the May 2019 and 2018 grants:

	May 2019	May 2018
Expected dividend yield	4.41%	3.49%
Risk-free interest rate	2.11%	2.71%
Average expected volatility	23.96%	26.14%

As further discussed in Note 15, Legg Mason has initiated a strategic restructuring, which includes approximately $6,300 of unamortized costs associated with the acceleration of deferred compensation that will be substantially expensed during the second and third quarters of fiscal 2020.

11. Revenue

The following table presents Total Operating Revenues disaggregated by asset class:

	Three Months Ended June 30,
	2019	2018
Equity	$291,341	$315,130
Fixed Income	282,911	290,920
Alternative	107,542	121,475
Liquidity	23,566	20,380
Total Operating Revenues	$705,360	$747,905

Revenues by geographic location are primarily based on the location of the advisor or domicile of fund families managed by Legg Mason and do not necessarily reflect where the customer resides or the currency in which the revenues are denominated. The following table presents Total Operating Revenues disaggregated by geographic location:

	Three Months Ended June 30,
	2019	2018
United States	$553,760	$570,989
United Kingdom	32,010	40,605
Other International	119,590	136,311
Total Operating Revenues	$705,360	$747,905

Certain sales commissions paid in connection with obtaining assets managed in retail separately managed accounts are capitalized as deferred costs. As of June 30, 2019 and March 31, 2019, capitalized sales commissions of $8,258 and $8,126, respectively, were included in Other current assets and $10,039 and $10,147, respectively, were included in Other non-current assets in the Consolidated Balance Sheets. Amortization related to capitalized sales commissions included in Compensation and benefits in the Consolidated Statements of Income was $2,284 and $2,314, for the three months ended June 30, 2019 and 2018, respectively. There were no impairment losses in relation to the capitalized costs during the three months ended June 30, 2019 or 2018.

12. Earnings Per Share

The following table presents the computations of basic and diluted EPS:

	Three Months Ended June 30,
	2019	2018
Basic weighted-average shares outstanding for EPS	86,297	85,120
Potential common shares:
Dilutive employee stock options	197	371
Diluted weighted-average shares outstanding for EPS	86,494	85,491

Net Income Attributable to Legg Mason, Inc.	$45,350	$66,090
Less: Earnings (distributed and undistributed) allocated to participating securities	1,510	2,324
Net Income (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$43,840	$63,766

Net Income per share Attributable to Legg Mason, Inc. Shareholders
Basic	$0.51	$0.75
Diluted	0.51	0.75

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 2,852 and 3,053 for the three months ended June 30, 2019 and 2018, respectively.

Options to purchase 2,464 and 2,196 shares for the three months ended June 30, 2019 and 2018, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive.

Further, market- and performance-based awards are excluded from potential dilution until the designated market or performance condition is met.

13. Noncontrolling Interests

Net income attributable to noncontrolling interests included the following amounts:

	Three Months Ended June 30,
	2019	2018
Net income attributable to redeemable noncontrolling interests	$13,356	$10,061
Net income attributable to nonredeemable noncontrolling interests	2,863	2,214
Total	$16,219	$12,275

The following tables present the changes in redeemable and nonredeemable noncontrolling interests:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2019	$103,630	$540,595	$48,151	$692,376	$29,784
Net income attributable to noncontrolling interests	6,477	6,879	—	13,356	2,863
Business acquisition	—	11,715	—	11,715	—
Net subscriptions (redemptions)	(6,906)	—	—	(6,906)	—
Purchase of affiliate noncontrolling interest:
Payment (fair value portion)	—	(8,789)	—	(8,789)	—
Change in redemption value	—	(25,708)	—	(25,708)	—
Distributions	—	(14,063)	—	(14,063)	(2,167)
Foreign exchange	—	(837)	—	(837)	—
Vesting/change in estimated redemption value	—	801	2,812	3,613	—
Balance as of June 30, 2019	$103,201	$510,593	$50,963	$664,757	$30,480

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2018	$125,047	$573,950	$33,298	$732,295	$27,731
Net income attributable to noncontrolling interests	2,532	7,529	—	10,061	2,214
Net subscriptions (redemptions)	18,132	—	—	18,132	—
Distributions	—	(11,450)	—	(11,450)	(1,733)
Foreign exchange	—	(2,610)	—	(2,610)	—
Vesting/change in estimated redemption value	—	284	985	1,269	—
Balance as of June 30, 2018	$145,711	$567,703	$34,283	$747,697	$28,212

(1) Related to VIE and seeded investment products.
(2) Related to Royce management equity plan.

The following tables present the changes in redeemable noncontrolling interests by affiliate (exclusive of management equity plans):

	Redeemable noncontrolling interests
	EnTrust Global	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2019	$380,684	$123,502	$35,181	$1,228	$540,595
Net income (loss) attributable to noncontrolling interests	2,884	4,118	106	(229)	6,879
Business acquisition	—	—	—	11,715	11,715
Purchase of affiliate noncontrolling interest:
Payment	—	—	(8,789)	—	(8,789)
Change in redemption value	—	—	(25,708)	—	(25,708)
Distributions	(3,407)	(10,656)	—	—	(14,063)
Foreign exchange	—	—	(790)	(47)	(837)
Change in estimated redemption value	—	801	—	—	801
Balance as of June 30, 2019	$380,161	$117,765	$—	$12,667	$510,593

	Redeemable noncontrolling interests
	EnTrust Global	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2018	$386,884	$117,272	$68,285	$1,509	$573,950
Net income (loss) attributable to noncontrolling interests	2,829	4,083	696	(79)	7,529
Distributions	(2,177)	(8,568)	(705)	—	(11,450)
Foreign exchange	—	—	(2,610)	—	(2,610)
Change in estimated redemption value	—	284	—	—	284
Balance as of June 30, 2018	$387,536	$113,071	$65,666	$1,430	$567,703

Redeemable noncontrolling interests of 35% of the outstanding equity of EnTrust Global and 18% of the outstanding equity of Clarion Partners can be put by the holders or called by Legg Mason for settlement at fair value subject to various conditions, including the passage of time. The amounts for noncontrolling interests, if reported at fair value in the Consolidated Balance Sheets, reflect the total business enterprise value of the combined entity, after appropriate discounts for lack of marketability and control.

On May 10, 2019, Legg Mason purchased the 15% equity interest in RARE Infrastructure held by the firm's management team for total consideration of $21,988. The initial cash payment of $11,967, which included related dividends in arrears of $1,759, was paid on May 10, 2019. The remaining balance will be due 50% one year after closing and 50% two years after closing, subject to certain conditions. The $11,440 difference between the fair value of the noncontrolling interest on the settlement date and the total consideration due (excluding dividends in arrears) was recorded as Compensation and benefits in the three months ended June 30, 2019. The $25,708 difference between the fair value and the carrying value of the noncontrolling interest of $34,497 on the settlement date was recorded as an increase to additional paid in capital. This purchase was part of Legg Mason's strategic restructuring, as further discussed in Note 15, to pursue operational efficiencies between RARE Infrastructure and ClearBridge that will reduce costs and enhance growth opportunities for both of the businesses.

14. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Australian dollar, Singapore dollar, Japanese yen, and euro. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for legally enforceable settlement netting and close-out netting between Legg Mason and that counterparty. Other assets recorded in the Consolidated Balance Sheets as of June 30, 2019 and March 31, 2019, were $3,221 and $4,183, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of June 30, 2019 and March 31, 2019, were $2,848 and $7,579, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds and treasuries that benchmark the hedged seed capital investments and has entered into total return swap arrangements with respect to certain Legg Mason sponsored ETFs, as further discussed below.

Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended June 30, 2019, March 31, 2019, or June 30, 2018. As of June 30, 2019, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $322,793, and open futures contracts relating to seed capital investments with aggregate notional amounts totaling $114,197. With the exception of the total return swap arrangements and related futures contracts below, these amounts are representative of the level of non-hedge designation derivative activity throughout the three months ended June 30, 2019 and 2018. As of June 30, 2019, the weighted-average remaining contract terms for currency forward contracts was seven months and for futures contracts relating to seed capital investments was three months.

Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored ETFs, which resulted in investments by each of the financial intermediaries in the respective ETF. Under the terms of each of the total return swap arrangements, Legg Mason receives the related investment gains and losses on the underlying shares of the ETF and pays a floating rate on the value of the underlying shares. Each of the total return swap arrangements allows either party to terminate all or part of the arrangement and provides for automatic termination upon occurrence of certain events. Each financial intermediary counterparty may hedge its total return swap position through an investment in the ETF and the financial intermediaries purchased interests in the related Legg Mason ETF on the date of the transactions. The aggregate notional amount for total return swaps outstanding as of June 30, 2019 was $54,778, with a weighted-average remaining contract term of six months. The floating rate paid on the value of the underlying securities for all total return swap arrangements outstanding as of June 30, 2019 was three-month LIBOR plus 1.6%.

In connection with the total return swap arrangements, Legg Mason executed futures contracts with notional amounts totaling $36,110 as of June 30, 2019 to partially hedge the gains and losses recognized on the total return swaps. These contracts had a weighted-average remaining contract term of two months.

As further discussed in Note 16, the total return swap arrangements create variable interests in the underlying funds for Legg Mason, and, if significant, Legg Mason is deemed to be the primary beneficiary. Accordingly, Legg Mason may consolidate ETF products with significant open total return swap arrangements.

The following table presents the derivative assets and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount as of June 30, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$3,030	$(911)	$2,119	$—	$—	$2,119
Total return swaps	—	—	—	1,102	3,390	4,492
Total derivative instruments not designated as hedging instruments	$3,030	$(911)	$2,119	$1,102	$3,390	$6,611

The following table presents the derivative liabilities and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount as of June 30, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(1,177)	$787	$(390)	$—	$—	$(390)
Futures contracts relating to:
Seed capital investments	—	—	—	(1,958)	7,170	5,212
Total return swaps	—	—	—	(500)	1,170	670
Total future contracts	—	—	—	(2,458)	8,340	5,882
Total derivative instruments not designated as hedging instruments	$(1,177)	$787	$(390)	$(2,458)	$8,340	$5,492

The following table presents the derivative assets and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$3,997	$(1,874)	$2,123	$—	$—	$2,123
Total return swaps	—	—	—	2,060	2,310	4,370
Total derivative instruments not designated as hedging instruments	$3,997	$(1,874)	$2,123	$2,060	$2,310	$6,493

The following table presents the derivative liabilities and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(7,465)	$2,094	$(5,371)	$—	$—	$(5,371)
Futures contracts relating to:
Seed capital investments	—	—	—	(1,798)	7,640	5,842
Total return swaps	—	—	—	(410)	1,104	694
Total futures contracts	—	—	—	(2,208)	8,744	6,536
Total derivative instruments not designated as hedging instruments	$(7,465)	$2,094	$(5,371)	$(2,208)	$8,744	$1,165

The following table presents gains (losses) recognized in the Consolidated Statements of Income on derivative instruments. As described above, the currency forward contracts and futures and forward contracts for seed capital investments included below are economic hedges of interest rate and market risk of certain operating and investing activities of Legg Mason.

		Three Months Ended June 30,
		2019		2018
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$3,639	$(5,484)	$4,620	$(10,238)
Seed capital investments	Other non-operating income (expense)	725	(564)	4,128	(628)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	311	(3,966)	4,648	(4,115)
Total return swaps	Other non-operating income (expense)	1	(803)	1,042	(2,330)
Total return swaps	Other non-operating income (expense)	1,249	—	1,698	—
Total gain (loss) from derivatives not designated as hedging instruments		$5,925	$(10,817)	$16,136	$(17,311)

15. Strategic Restructuring

In fiscal 2019, Legg Mason initiated a strategic restructuring to reduce costs. The areas included in the restructuring include corporate and distribution functions, as well as efficiency initiatives at certain smaller affiliates that operate outside of revenue-sharing arrangements. The strategic restructuring is expected to be substantially complete by the end of fiscal 2021.

This plan involves restructuring costs beginning January 1, 2019, which are primarily comprised of employee termination benefits and retention incentives expensed over identified transition periods. The restructuring costs also include charges for consolidating leased office space and other costs, including professional fees. Legg Mason expects to incur total strategic restructuring costs in the range of $120,000 to $140,000 through March 2021 that are expected to result in future cost savings. Cumulative strategic restructuring costs incurred through June 30, 2019 were $42,250, including $32,898 incurred during the three months ended June 30, 2019.

The table below presents a summary of changes in the restructuring liability from January 1, 2019 through June 30, 2019, and cumulative charges incurred to date:

	Compensation and benefits	Occupancy	Other	Total
Balance as of January 1, 2019	$—	$—	$—	$—
Accrued charges	—	2,090	6,504	8,594
Balance as of March 31, 2019	—	2,090	6,504	8,594
Accrued charges	23,464	—	4,204	27,668
Payments	—	—	(2,650)	(2,650)
Balance as of June 30, 2019	$23,464	$2,090	$8,058	$33,612
Non-cash charges(1)
Three months ended March 31, 2019	$—	$758	$—	$758
Three months ended June 30, 2019	5,230	—	—	5,230
Total	$5,230	$758	$—	$5,988
Cumulative charges incurred through June 30, 2019	$28,694	$2,848	$10,708	$42,250
(1) Includes stock-based compensation expense and accelerated fixed asset depreciation.

The estimates for the remaining strategic restructuring costs expected to be incurred through fiscal 2021 are as follows:

	Minimum	Maximum
Compensation and benefits	$31,000	$41,000
Occupancy	22,000	27,000
Other costs	25,000	30,000
Total	$78,000	$98,000

While management expects the total estimated costs to be within the range disclosed, the ultimate nature and timing of the costs may differ from those presented above.

16. Variable Interest Entities and Consolidated Investment Vehicles

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

	June 30, 2019		March 31, 2019		June 30, 2018
	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)
Sponsored investment partnerships	2	$11,224	2	$11,671	2	$16,806
Trust structure foreign mutual funds	7	25,966	7	23,005	5	14,315
Employee trust structure funds	1	4,544	2	6,215	2	7,290
ETFs(2)	3	2,874	3	2,821	2	4,183
Total		$44,608		$43,712		$42,594
(1) Represents Legg Mason's maximum risk of loss, excluding uncollected advisory fees.

(2)
Under the total return swap arrangements, Legg Mason receives the related investment gains and losses on investments in three of Legg Mason's ETFs with notional amounts totaling $54,778 as of June 30, 2019. See Note 14 for additional information regarding total return swaps.

The assets of these CIVs are primarily comprised of investment securities and currency forward derivatives and the liabilities of these CIVs are primarily comprised of payables for currency forward derivatives and purchased securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

Legg Mason also consolidates certain voting rights entities ("VRE") products with seed capital investments where Legg Mason maintains a controlling financial interest in the product.

The following tables reflect the impact of CIVs and other consolidated sponsored investment products in the Consolidated Balance Sheets and the Consolidated Statements of Income:
Consolidating Balance Sheets

	June 30, 2019				March 31, 2019
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Reclassifications & Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Reclassifications & Eliminations	Consolidated Totals
Current Assets	$1,641,001	$146,848	$(41,985)	$1,745,864	$1,916,485	$144,091	$(40,720)	$2,019,856
Non-current assets	6,094,285	8,315	(2,623)	6,099,977	5,768,265	8,993	(2,992)	5,774,266
Total Assets	$7,735,286	$155,163	$(44,608)	$7,845,841	$7,684,750	$153,084	$(43,712)	$7,794,122
Current Liabilities	$859,527	$7,354	$—	$866,881	$1,104,002	$5,742	$—	$1,109,744
Non-current liabilities	2,582,940	—	—	2,582,940	2,302,463	—	—	2,302,463
Total Liabilities	3,442,467	7,354	—	3,449,821	3,406,465	5,742	—	3,412,207
Redeemable Non-controlling interests	561,556	—	103,201	664,757	588,746	—	103,630	692,376
Total Stockholders’ Equity	3,731,263	147,809	(147,809)	3,731,263	3,689,539	147,342	(147,342)	3,689,539
Total Liabilities and Equity	$7,735,286	$155,163	$(44,608)	$7,845,841	$7,684,750	$153,084	$(43,712)	$7,794,122

(1)	Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Consolidating Statements of Income (Loss)

$51,439

	Three Months Ended
	June 30, 2019				June 30, 2018
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$705,485	$—	$(125)	$705,360	$748,108	$—	$(203)	$747,905
Total Operating Expenses	621,291	350	(216)	621,425	621,816	692	(279)	622,229
Operating Income (Loss)	84,194	(350)	91	83,935	126,292	(692)	76	125,676
Total Non-Operating Income (Expense)	(11,054)	10,085	(3,349)	(4,318)	(19,784)	3,722	(574)	(16,636)
Income Before Income Tax Provision	73,140	9,735	(3,258)	79,617	106,508	3,030	(498)	109,040
Income tax provision	18,048	—	—	18,048	30,675	—	—	30,675
Net Income	55,092	9,735	(3,258)	61,569	75,833	3,030	(498)	78,365
Less: Net income attributable to noncontrolling interests	9,742	524	5,953	16,219	9,743	140	2,392	12,275
Net Income Attributable to Legg Mason, Inc.	$45,350	$9,211	$(9,211)	$45,350	$66,090	$2,890	$(2,890)	$66,090
(1) Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Non-Operating Income (Expense) of CIVs and Other includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

As of June 30, 2019 and March 31, 2019, financial assets of CIVs carried at fair value totaling $68,250 and $70,197, respectively, were valued using Level 1 inputs, totaling $63,639 and $55,182, respectively, were valued using Level 2 inputs, and totaling $11,972 and $12,547, respectively, were valued using NAV as a practical expedient. As of June 30, 2019 and March 31, 2019, financial liabilities of CIVs carried at fair value of $6,044 and $4,217, respectively, were valued using Level 2 inputs.

There were no transfers between Level 1 and Level 2 during either of the three months ended June 30, 2019 and 2018.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of June 30, 2019
Category of Investment	Investment Strategy	June 30, 2019		March 31, 2019	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$11,972	(1)	$12,547	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 8% daily redemption; 16% monthly redemption; 70% quarterly redemption; and 6% are subject to three to five-year lock-up or side pocket provisions.

Legg Mason's carrying value and maximum risk of loss for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, were as follows:

	As of June 30, 2019		As of March 31, 2019
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
Real Estate Investment Trusts	$13,262	$17,054	$10,812	$15,241
Other investment funds	28,210	34,275	25,155	45,897
Total	$41,472	$51,329	$35,967	$61,138

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $28,837,210 and $29,025,764 as of June 30, 2019 and March 31, 2019, respectively.

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

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks or uncertainties. Forward-looking statements are typically identified by words or phrases such as “achieve,” “anticipate,” “assume,” “believe,” “continue,” “current,” “estimate,” “expect,” “intention,” “maintain,” “opportunity,” “position,” “potential,” “projection,” “remain,” “seek,” “sustain,” “trend” and similar expressions, or future or conditional verbs such as “could,” “may,” “should,” "will," "would" and similar expressions. Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statement. Such risks, uncertainties and other factors include, among others, information or anticipated information relating to: our expectations regarding financial market conditions, future investment performance of our affiliates, and future net client cash flows; the performance of our business, including revenues, net income, earnings per share, dividends, investments, capital expenditures, and other conditions; our expense levels; changes in our business or in the amount or composition of our client assets under management ("AUM"); the expected effects of acquisitions and other transactions and their effect on our business; changes in tax regulations and rates, including the effect on our estimated effective income tax rate; the expected costs and benefits of our ongoing strategic restructuring; and other regulatory or legislative changes.

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including, but not limited to, the foregoing factors as well as those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2019. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of any such statement or to reflect the occurrence of unanticipated events.

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

Our revenues and net income are derived primarily from AUM and fees associated with our investment products. Accordingly, changes in global financial markets, the composition and level of AUM, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our results of operations. Our most significant operating expenses are employee compensation and benefits, of which a majority is variable in nature and includes incentive compensation, and distribution and servicing expenses, which consist primarily of fees paid to third-party distributors for selling our asset management products and services. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates, and changes in currency exchange rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services, vehicles, and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share, including, in particular, passive products, and corresponding flows out of products in which we do have market share. For a further discussion of factors that may affect our results of operations, refer to the discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019.

Our strategy is to expand client choice through the diversification of our business across investment strategies, vehicles and access. We focus our strategic priorities on the four primary areas listed below.  Management considers these strategic priorities when evaluating our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below initiatives on which management currently focuses in evaluating our performance and financial condition.

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

-	Distribution	-	Continue to maintain and enhance our top tier distribution function with the capability to offer solutions to relevant investment challenges and grow market share worldwide
		-	Develop alternative and innovative distribution approaches for expanded client access

-	Productivity	-	Implement our strategic restructuring plan
-
Continue to develop and execute upon our diversity and inclusion strategy; develop business unit strategies to support the future state of work; drive digital transformation and continue to develop the enterprise data management program

When evaluating our progress on these strategic priorities, and considering initiatives to support them, we prioritize four key drivers of value creation:

•	leveraging our centralized retail distribution to drive growth;

•	capitalizing on our investments to provide investors with greater choice;

•	more effectively controlling our costs to improve profitability; and

•	thoughtfully managing our balance sheet and capital allocation.

The strategic priorities and key drivers discussed above are designed to drive improvements in our net flows, earnings, cash flows, AUM and other key metrics, including operating margin.  Certain of these key metrics are discussed in our quarterly results discussion below.

Strategic Restructuring
During the fourth quarter of fiscal 2019, we initiated a strategic restructuring to reduce costs which includes corporate and distribution functions as well as efficiency initiatives at certain smaller affiliates that operate outside of revenue-sharing arrangements. We expect to incur aggregate strategic restructuring costs in the range of $120 million to $140 million through March 2021. We expect the strategic restructuring will result in future annual cost savings of $100 million or more, achieved on an annual run rate basis by the end of fiscal 2021. During the three months ended June 30, 2019, we incurred $32.9 million, or $0.27 per diluted share, of costs related to the strategic restructuring. See Note 15 of Notes to Consolidated Financial Statements for additional information. In addition, during the three months ended June 30, 2018, we incurred $2.8 million, or $0.02 per diluted share, of costs associated with our previous corporate restructuring plans that we do not attribute to, or include in, our strategic restructuring. During the three months ended June 30, 2019, achieved run rate savings related to the strategic restructuring totaled approximately $10 million for cumulative savings of $14 million since January 1, 2019.

Net Income Attributable to Legg Mason, Inc.
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2019, was $45.4 million, or $0.51 per diluted share, as compared to $66.1 million, or $0.75 per diluted share for the three months ended June 30, 2018. In addition to the strategic restructuring costs discussed above, Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2019, included affiliate charges of $1.2 million, or $0.01 per diluted share, which were offset by a credit of $1.2 million, or $0.01 per diluted share, related to a contingent consideration fair value adjustment. The three months ended June 30, 2018, included a $4.0 million, or $0.05 per diluted share, regulatory charge, $2.8 million, or $0.02 per diluted share, of costs associated with our previous corporate restructuring plans that we do not attribute to, or include in, our strategic restructuring, and $1.5 million, or $0.01 per diluted share, of acquisition and transition-related costs associated with the combination of The Permal Group ("Permal") with EnTrust Capital ("EnTrust").

Although average AUM increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, Total Operating Revenues decreased due to lower operating revenue yields and a decrease in performance fees, as further discussed below.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
Despite volatility during the three months ended June 30, 2019, U.S. equity markets posted strong returns during the quarter. U.S. equity markets continued to rally through April, but renewed focus on trade tensions between the U.S. and Mexico and China and increasing signs of a slowing global economy sent markets lower in May. In June, however, markets rebounded, when the U.S. Federal Reserve left the target federal funds rate unchanged at 2.50% and signaled potential interest rate reductions in the coming months. With the exception of energy, all sectors recorded gains for the quarter, led by financials, materials and technology. Developed international equity markets also recorded gains during a volatile quarter, driven by more accommodative central banks and signs of progress in the trade disputes between the U.S. and China. Emerging equity markets also increased during the quarter, as central banks worldwide generally kept interest rates steady and/or signaled future interest rate cuts.

Global bond markets also recorded positive returns for the quarter. The 10-year U.S. treasury yield declined, and other maturities also saw significant yield declines, as the U.S. Federal Reserve Board signaled potential future interest rate reductions, citing increased economic uncertainty. Similar to U.S. treasuries, non-U.S. developed market government bond yields also declined, driven by trade uncertainties and slowing economic growth. The major central banks also left interest rates unchanged. Investment-grade and high yield corporate bonds recorded positive returns, driven by strong demand and momentum in the stock market.

The following table summarizes the returns for various major market indices:

	% Change for the Three Months Ended June 30,
Indices(1)	2019	2018
Dow Jones Industrial Average(2)	2.6%	0.7%
S&P 500(2)	3.8%	2.9%
Nasdaq Composite Index(2)	3.6%	6.3%
Barclays Capital U.S. Aggregate Bond Index	3.1%	(0.2)%
Barclays Capital Global Aggregate Bond Index	3.3%	(2.8)%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., Nasdaq Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

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

While the economic outlook for the U.S. has remained positive in recent years, it has been impacted by increased uncertainty. This uncertainty has led to increased volatility in the U.S. and international equity and bond markets. The volatility of the markets highlights the importance of a strong investment strategy. The financial environment in which we operate continues to reflect a heightened level of sensitivity and continued pressure on our fees, as discussed above.

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

Assets Under Management

Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Alternative		Liquidity
-	Large Cap Growth	-	U.S. Intermediate Investment Grade	-	Real Estate	-	U.S. Managed Cash
-	Equity Income	-	U.S. Long Duration	-	Hedge Funds	-	U.S. Municipal Cash
-	All Cap Growth	-	Global Opportunistic Fixed Income	-	Listed Infrastructure
-	Large Cap Value	-	U.S. Credit Aggregate
-	International Equity	-	Global Fixed Income
-	Small Cap Core	-	Liability Driven
-	Large Cap Core	-	U.S. Municipal
-	All Cap Value	-	Global Sovereign
-	Small Cap Value	-	Non-Traditional Bond
-	Small Cap Growth	-	High Yield
-	Mid Cap Core	-	Global Government
-	Small/Mid Cap	-	U.S. Limited Duration
-	Emerging Markets Equity	-	Intermediate
-	Global Equity	-	Emerging Markets Debt
-	Small Cap International
-	Mid Cap Growth

The components of the changes in our AUM (in billions) were as follows:

	Three Months Ended
	June 30,
	2019	2018
Beginning of period	$758.0	$754.1
Net client cash flows:
Investment funds, excluding liquidity products(1):
Subscriptions	17.9	13.9
Redemptions	(16.1)	(16.2)
Long-term separate account flows, net	(0.7)	1.4
Total long-term flows	1.1	(0.9)
Liquidity fund flows, net	(2.1)	(0.9)
Liquidity separate account flows, net	0.5	(2.0)
Total liquidity flows	(1.6)	(2.9)
Total net client cash flows	(0.5)	(3.8)
Realizations(2)	(0.4)	(0.3)
Market performance and other(3)	21.9	1.1
Impact of foreign exchange	0.6	(6.5)
Acquisition	0.6	—
End of period	$780.2	$744.6

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

AUM at June 30, 2019 was $780.2 billion, an increase of $22.2 billion, or 3%, from March 31, 2019. Total net client outflows were $0.5 billion, with $1.6 billion of net client outflows from the liquidity asset class, which were offset in part by $1.1 billion of net client inflows into long-term asset classes. Long-term asset net inflows were comprised of fixed income net inflows of $3.9 billion and alternative net inflows of $0.8 billion, offset in part by equity net outflows of $3.6 billion. Fixed income net inflows were primarily in products managed by Western Asset Management Company ("Western Asset") and Brandywine Global Investment Management ("Brandywine"). Alternative net inflows were in products managed by Clarion Partners and EnTrust Global, offset in part by net outflows from products managed by RARE Infrastructure. Equity net outflows were primarily in products managed by ClearBridge Investments ("ClearBridge"), Royce & Associates ("Royce"), Martin Currie, Brandywine and QS Investors. In general, we earn higher fees and profits per dollar of alternative and equity AUM, and outflows in those asset classes more negatively impact our revenues and Net Income (Loss) Attributable to Legg Mason, Inc. than do outflows in the fixed income and liquidity asset classes. The positive impact of market performance and other was $21.9 billion.

Our net client cash flows also reflect the significant industry-wide flow pressure for active managers of equity and fixed income assets discussed above under the heading "Business Environment".

AUM by Asset Class
AUM by asset class (in billions) was as follows:

Three months ended June 30,	2019	% of Total	2018	% of Total	% Change
Equity	$205.6	26%	$206.4	28%	—%
Fixed income	438.0	56	412.3	55	6
Alternative	70.1	9	66.4	9	6
Total long-term assets	713.7	91	685.1	92	4
Liquidity	66.5	9	59.5	8	12
Total	$780.2	100%	$744.6	100%	5%

Average AUM by asset class (in billions) was as follows:

Three months ended June 30,	2019	% of Total	2018	% of Total	% Change
Equity	$202.7	26%	$205.0	27%	(1)%
Fixed income	427.0	56	416.7	56	2
Alternative	69.3	9	66.0	9	5
Total long-term assets	699.0	91	687.7	92	2
Liquidity	66.9	9	61.8	8	8
Total	$765.9	100%	$749.5	100%	2%

The component changes in our AUM by asset class (in billions) were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2019	$202.0	$419.6	$68.6	$690.2	$67.8	$758.0
Investment funds, excluding liquidity funds(1):
Subscriptions	7.1	9.4	1.4	17.9	—	17.9
Redemptions	(8.9)	(6.4)	(0.8)	(16.1)	—	(16.1)
Separate account flows, net	(1.8)	0.9	0.2	(0.7)	0.5	(0.2)
Liquidity fund flows, net	—	—	—	—	(2.1)	(2.1)
Net client cash flows	(3.6)	3.9	0.8	1.1	(1.6)	(0.5)
Realizations(2)	—	—	(0.4)	(0.4)	—	(0.4)
Market performance and other(3)	7.2	13.9	0.5	21.6	0.3	21.9
Impact of foreign exchange	—	0.6	—	0.6	—	0.6
Acquisition	—	—	0.6	0.6	—	0.6
June 30, 2019	$205.6	$438.0	$70.1	$713.7	$66.5	$780.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

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

The component changes in our AUM by distribution channel (in billions):

	Global Distribution	Affiliate/Other	Total
March 31, 2019	$339.3	$418.7	$758.0
Net client cash flows, excluding liquidity funds	4.0	(2.4)	1.6
Liquidity fund flows, net	—	(2.1)	(2.1)
Net client cash flows	4.0	(4.5)	(0.5)
Realizations(1)	—	(0.4)	(0.4)
Market performance and other(2)	11.1	10.8	21.9
Impact of foreign exchange	0.3	0.3	0.6
Acquisition	—	0.6	0.6
June 30, 2019	$354.7	$425.5	$780.2

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

Operating Revenue Yield
We calculate operating revenue yields as the ratio of annualized total operating revenues, less performance fees, to average AUM. Our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 37 basis points ("bps") and 39 basis points, for the three months ended June 30, 2019 and 2018, respectively. Our operating revenue yields by asset class and distribution channel were as follows:

Three Months Ended June 30,
	2019	2018
Asset Class:
Equity	58 bps	61 bps
Fixed Income	26 bps	28 bps
Alternative	60 bps	63 bps
Liquidity	14 bps	13 bps
Total	37 bps	39 bps

Distribution Channel:
Global Distribution	41 bps	43 bps
Affiliate/Other	33 bps	35 bps

The operating revenue yields for managing equity, alternative, and fixed income assets declined over the last year due to a shift in the mix of assets from higher fee to lower fee products.

Equity assets are primarily managed by ClearBridge, Royce, Brandywine, QS Investors and Martin Currie; alternative assets are managed by Clarion Partners, EnTrust Global and RARE Infrastructure; fixed income assets are primarily managed by Western Asset and Brandywine; and liquidity assets are managed by Western Asset. Assets distributed through Legg Mason Global Distribution are predominately retail in nature.

Investment Performance

For a discussion of market conditions during the three months ended June 30, 2019, see "Business Environment".

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2019				As of June 30, 2018
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	70%	78%	79%	85%	56%	69%	73%	84%
Equity:
Large cap	60%	49%	65%	50%	18%	34%	35%	77%
Small cap	74%	68%	40%	42%	32%	62%	32%	44%
Total equity (includes other equity)	61%	56%	48%	52%	25%	41%	38%	72%
Fixed income:
U.S. taxable	94%	96%	92%	96%	88%	88%	88%	89%
U.S. tax-exempt (includes only one strategy)	0%	100%	100%	100%	100%	100%	100%	100%
Global taxable	26%	73%	67%	93%	13%	52%	70%	87%
Total fixed income	69%	89%	84%	96%	64%	77%	83%	89%
Alternative	98%	84%	98%	99%	65%	68%	91%	59%
The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages(2) for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2019				As of June 30, 2018
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	72%	66%	72%	68%	30%	64%	60%	59%
Equity:
Large cap	70%	42%	70%	53%	5%	53%	43%	41%
Small cap	75%	76%	76%	50%	66%	80%	44%	44%
Total equity (includes other equity)	72%	51%	72%	50%	24%	58%	44%	42%
Fixed income:
U.S. taxable	93%	95%	91%	93%	35%	90%	88%	86%
U.S. tax-exempt	10%	28%	24%	54%	64%	18%	52%	59%
Global taxable	41%	76%	32%	82%	8%	56%	65%	80%
Total fixed income	73%	81%	73%	84%	37%	71%	77%	78%
Alternative (includes only three funds)	18%	24%	0%	87%	13%	0%	100%	n/a
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

As of June 30, 2019 and 2018, approximately 89% and 88%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.
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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of both June 30, 2019 and 2018, the U.S. long-term mutual fund assets represented in the data accounted for 18% of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

Results of Operations
In accordance with financial accounting standards on consolidation, we consolidate and separately identify amounts relating to certain sponsored investment products. The consolidation of these investment products has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. To the extent we have an investment in a consolidated investment product, the related gains and losses will impact Net Income (Loss) Attributable to Legg Mason, Inc. See Note 16 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment products.

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Investment advisory fees:
Separate accounts	$260.5	$259.9	$0.6	—%
Funds	366.8	383.6	(16.8)	(4)
Performance fees	6.9	24.0	(17.1)	(71)
Distribution and service fees	69.9	79.2	(9.3)	(12)
Other	1.3	1.2	0.1	8
Total Operating Revenues	$705.4	$747.9	$(42.5)	(6)%

Total Operating Revenues for the three months ended June 30, 2019, decreased $42.5 million, or 6%, to $705.4 million, as compared to $747.9 million for the three months ended June 30, 2018, primarily due to a reduction in our operating revenue yield from 39 basis points for the three months ended June 30, 2018, to 37 basis points for the three months ended June 30, 2019, and a $17.1 million decrease in performance fees, $5.5 million of which was in performance fees that were not passed through as compensation expense, as further discussed below.

Investment advisory fees from separate accounts remained relatively flat at $260.5 million, as compared to $259.9 million for the three months ended June 30, 2018, as increases of $2.7 million, primarily due to higher average equity assets managed by ClearBridge, and $2.2 million primarily due to higher average fixed income assets managed at Western Asset and Brandywine, were substantially offset by decreases of $2.9 million, due to lower average equity assets managed by QS Investors and Brandywine, as well as a reduction in the average fee rates earned on those assets, and $1.8 million, primarily due a reduction in the average fee rates earned on alternative assets managed by EnTrust Global and RARE Infrastructure.

Investment advisory fees from funds decreased $16.8 million, or 4%, to $366.8 million, as compared to $383.6 million for the three months ended June 30, 2018. Of this decrease, $12.6 million was due to lower average equity assets managed at Royce and Martin Currie, as well as a reduction in the average fee rates earned on those assets, $5.1 million was primarily due to lower average alternative assets managed at EnTrust Global, and $6.6 million was primarily due to a reduction in the average fee rates earned on assets managed by Western Asset and Brandywine, as well as lower fixed income assets managed by Brandywine. These decreases were offset in part by an increase of $8.6 million primarily due to higher average alternative assets managed by Clarion Partners.

As of June 30, 2019 and 2018, approximately 12% and 11%, respectively, of our long-term average AUM was in accounts that were eligible to earn performance fees at some point during the respective fiscal year. Performance fees earned by Clarion Partners on assets invested with them prior to the acquisition closing in April 2016 are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement, and recorded as compensation expense, and therefore have no impact on Net Income Attributable to Legg Mason, Inc. We expect the full pass through of performance fees at Clarion Partners to phase out by fiscal 2022. Excluding AUM eligible to earn pass through performance fees, approximately 7% of our long-term average AUM was in accounts that were performance fee eligible as of both June 30, 2019 and 2018. During the three months ended June 30, 2019 and 2018, approximately 17% and 19%, respectively, of non-pass through performance-fee eligible AUM earned a performance fee.

Investment advisory performance fees decreased $17.1 million, or 71%, to $6.9 million, as compared to $24.0 million for the three months ended June 30, 2018, driven by an $11.6 million decrease in pass through performance fees. Performance fees which were not passed through as compensation expense also decreased $5.5 million, primarily at Clarion Partners, Martin Currie, and EnTrust Global.

Distribution and service fees decreased $9.3 million, or 12%, to $69.9 million, as compared to $79.2 million for the three months ended June 30, 2018, primarily due to a reduction in the average fee rate earned on mutual fund AUM subject to distribution and service fees and a decrease in such average AUM.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Compensation and benefits	$379.8	$361.6	$18.2	5%
Distribution and servicing	103.9	116.6	(12.7)	(11)
Communications and technology	55.3	56.7	(1.4)	(2)
Occupancy	25.6	24.9	0.7	3
Amortization of intangible assets	5.5	6.2	(0.7)	(11)
Contingent consideration fair value adjustments	(1.2)	0.4	(1.6)	n/m
Other	52.5	55.8	(3.3)	(6)
Total Operating Expenses	$621.4	$622.2	$(0.8)	—%
n/m - not meaningful

Operating expenses for the three months ended June 30, 2019 and 2018, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period. The remaining operating expenses are corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Salaries and incentives	$245.7	$257.3	$(11.6)	(5)%
Benefits and payroll taxes (including deferred compensation)	96.2	89.5	6.7	7
Strategic restructuring	28.7	—	28.7	n/m
Affiliate charges	1.2	—	1.2	n/m
Acquisition and transition-related costs	—	0.9	(0.9)	n/m
Performance fee pass through	1.0	12.6	(11.6)	(92)
Gains on deferred compensation and seed capital investments	7.0	1.3	5.7	n/m
Compensation and benefits	$379.8	$361.6	$18.2	5%
n/m - not meaningful

Compensation and benefits increased 5% to $379.8 million for the three months ended June 30, 2019, as compared to $361.6 million for the three months ended June 30, 2018.

•
Salaries and incentives decreased $11.6 million, to $245.7 million, as compared to $257.3 million for the three months ended June 30, 2018. The decrease was primarily due to a $12.3 million reduction in net compensation at investment affiliates, driven by a decrease in operating revenues at certain revenue share-based affiliates, which typically creates a corresponding decrease in compensation per the applicable revenue share agreements, as well as an increase in other operating expenses at certain revenue-share based affiliates, which typically creates an offsetting decrease in compensation expense.

•
Benefits and payroll taxes increased $6.7 million, to $96.2 million, as compared to $89.5 million for the three months ended June 30, 2018, primarily due to the acceleration of deferred compensation awards for retirement-eligible employees.

•
Strategic restructuring costs of $28.7 million for the three months ended June 30, 2019, were primarily comprised of employee termination benefit costs, including severance and the acceleration of deferred compensation awards. See Note 15 of Notes to Consolidated Financial Statements for additional information.

•	Affiliate charges of $1.2 million for the three months ended June 30, 2019, were comprised of severance costs associated with restructuring plans at certain affiliates.

Compensation as a percentage of operating revenues increased to 53.8%, as compared to 48.3% for the three months ended June 30, 2018, primarily due to costs incurred in connection with our strategic restructuring.

Distribution and servicing expense decreased $12.7 million, or 11%, to $103.9 million, as compared to $116.6 million for the three months ended June 30, 2018, primarily due to a reduction in average fee rates paid on certain products for which we pay fees to third-party distributors, as well as lower average AUM in those products.

Communications and technology expense decreased $1.4 million, or 2%, to $55.3 million, as compared to $56.7 million for the three months ended June 30, 2018, primarily due to savings associated with our strategic restructuring.

Contingent consideration fair value adjustments for the three months ended June 30, 2019 included a credit of $1.2 million, which reduced the contingent consideration liability associated with a small acquisition completed in December 2017, and for the three months ended June 30, 2018 included an expense of $0.4 million, which increased the contingent consideration liability associated with the acquisition of QS Investors.

Other expense decreased $3.3 million, or 6%, to $52.5 million, as compared to $55.8 million for the three months ended June 30, 2018, primarily due to approximately $6 million of savings associated with our strategic restructuring and a $4.0 million charge recognized in the prior year period for a regulatory matter. These decreases were offset in part by a $4.5 million increase in professional fees and $2.9 million of foreign exchange losses.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Interest income	$4.0	$2.4	$1.6	67%
Interest expense	(28.5)	(29.9)	1.4	(5)
Other income (expense), net	10.6	7.3	3.3	45
Non-operating income (expense) of consolidated investment vehicles, net	9.6	3.6	6.0	n/m
Total Non-Operating Income (Expense)	$(4.3)	$(16.6)	$12.3	(74)%
n/m - not meaningful

Other income (expense), net, totaled income of $10.6 million for the three months ended June 30, 2019, as compared to income of $7.3 million for the three months ended June 30, 2018. The three months ended June 30, 2019, included net market gains of $7.0 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and net market gains on corporate investments not offset in compensation of $3.1 million. The three months ended June 30, 2018, included net market gains on corporate investments not offset in compensation of $5.8 million and net market gains of $1.3 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense.

Non-operating income (expense) of consolidated investment vehicles ("CIVs"), net, totaled income of $9.6 million for the three months ended June 30, 2019, as compared to income of $3.6 million for the three months ended June 30, 2018. The change was due to activity of the CIVs during the respective periods. See Note 16 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision
The income tax provision was $18.0 million for the three months ended June 30, 2019, as compared to $30.7 million for the three months ended June 30, 2018. The effective tax rate was 22.7% for the three months ended June 30, 2019, as compared to 28.1% for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019, reflects a benefit of $4.1 million resulting from the settlement of a prior year audit, discrete tax expense of $1.8 million recognized for vested stock awards with a grant date exercise price higher than the vesting date stock prices, and an increase in valuation allowances with respect to deferred tax assets of $0.6 million, which together decreased the effective tax rate by 2.1 percentage points. For the three months ended June 30, 2018, discrete tax expense of $0.5 million was also recognized for vested stock awards with a grant date exercise price higher than the vesting date stock prices and $0.6 million was recognized for the state of Maryland law change from a three-factor apportionment factor to a single sales apportionment factor, which together increased the effective tax rate by 1.0 percentage point.

CIVs and other consolidated sponsored investment products reduced the effective tax rate by 2.0 percentage points and 0.7 percentage points for the three months ended June 30, 2019 and 2018, respectively.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2019, was $45.4 million, or $0.51 per diluted share, as compared to $66.1 million, or $0.75 per diluted share, for the three months ended June 30, 2018. The three months ended June 30, 2019, included strategic restructuring costs of $32.9 million, or $0.27 per diluted share, and affiliate charges of $1.2 million, or $0.01 per diluted share. These items were offset in part by a credit of $1.2 million, or $0.01 per diluted share, related to the previously discussed contingent consideration fair value adjustment. The three months ended June 30, 2018, included a regulatory charge of $4.0 million, or $0.05 per diluted share, $2.8 million, or $0.02 per diluted share, of costs associated with our previous corporate restructuring plans, and $1.5 million, or $0.01 per diluted share, of transition-related costs associated with the combination of Permal with EnTrust. In addition to these factors, the decrease in Net Income Attributable to Legg Mason, Inc. was driven by lower operating revenue yields and a decrease in performance fees that were not passed through as compensation expense.

Operating margin was 11.9% for the three months ended June 30, 2019, as compared to 16.8% for the three months ended June 30, 2018, reflecting the strategic restructuring costs discussed above for the three months ended June 30, 2019.

Three Months Ended June 30, 2019, Compared to Three Months Ended March 31, 2019
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2019, was $45.4 million, or $0.51 per diluted share, as compared to $49.5 million, or $0.56 per diluted share, for the three months ended March 31, 2019. As previously discussed, the three months ended June 30, 2019, included strategic restructuring costs of $32.9 million, or $0.27 per diluted share, and affiliate charges of $1.2 million, or $0.01 per diluted share, which were offset in part by a credit of $1.2 million, or $0.01 per diluted share, related to the previously discussed contingent consideration fair value adjustment. The three months ended March 31, 2019, included strategic restructuring costs of $9.4 million, or $0.08 per diluted share, and affiliate charges of $9.3 million, or $0.06 per diluted share. The affiliate charges in the three months ended March 31, 2019, were comprised of $6.9 million of charges for restructuring at certain affiliates, primarily severance, and Royce management equity plan charges of $2.4 million. In addition to the net impact of the factors above, the change in Net Income Attributable to Legg Mason, Inc. reflects the impact of an increase in average long-term AUM and one additional day in the quarter ended June 30, 2019.

Operating revenues increased to $705.4 million for the three months ended June 30, 2019, from $692.6 million for the three months ended March 31, 2019. The increase in operating revenues was primarily due to a $24.7 million increase in investment advisory fees from separate accounts and funds, reflecting higher average AUM and one additional day in the quarter ended June 30, 2019. This increase was offset in part by a $9.5 million decrease in performance fees, $5.6 million of which was in performance fees that were not passed through as compensation expense.

Total operating expenses were $621.4 million for the three months ended June 30, 2019, as compared to $614.5 million for the three months ended March 31, 2019. The increase in operating expenses was primarily due to a $24.2 million increase in compensation and benefits, driven by an increase in strategic restructuring costs, the impact of higher revenues, seasonal factors including accelerated deferred compensation for retirement-eligible employees, and an increase in incentive based compensation at certain revenue-share based affiliates as a result of lower other operating expenses. These increases in compensation expense were offset in part by lower net market gains on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding amount in non-operating income (expense), net. The overall increase in compensation and benefits was offset in part by a $14.8 million decrease in other operating expense largely due to the impact of savings related to our strategic restructuring and lower corporate and strategic restructuring costs. Occupancy expense also decreased $3.3 million due to strategic restructuring costs recognized in the prior quarter.

Non-operating expense, net, was $4.3 million for the three months ended June 30, 2019, as compared to $2.8 million for the three months ended March 31, 2019. The three months ended June 30, 2019, included net market gains of $7.0 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding decrease in compensation expense, and net market gains on corporate investments not offset in compensation of $3.1 million. The three months ended March 31, 2019, included net market gains of $16.0 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and $10.2 million in net market gains on corporate investments not offset in compensation. Non-operating income (expense), net, of CIVs was income of $9.6 million for the three months ended June 30, 2019, compared to expense of $2.5 million for the three months ended March 31, 2019.

Operating margin was 11.9% for the three months ended June 30, 2019, as compared to 11.3% for the three months ended March 31, 2019, with both periods reflecting the impact of the strategic restructuring costs, and the three months ended March 31, 2019, reflecting the affiliate charges discussed above.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing performance measures for "Adjusted Net Income", "Adjusted Earnings Per Diluted Share" ("Adjusted EPS") and “Adjusted Operating Margin”, along with an liquidity measure for "Adjusted EBITDA", each of which are based on methodologies other than generally accepted accounting principles ("non-GAAP"). Adjusted Net Income and Adjusted EPS are new disclosures implemented this quarter and are further described below. Also beginning with the quarter ended June 30, 2019, we are disclosing Adjusted Operating Margin, which revises our prior disclosure of Operating Margin, as Adjusted, to include adjustments for restructuring costs and acquisition expenses and transition-related costs for integration activities, each of which is further described below. We have applied these new disclosures and changes to all periods presented.
Our management uses the performance measures as benchmarks to evaluate and compare our period-to-period operating performance. We believe that these performance measures provide useful information about the operating results of our core asset management business and facilitate comparison of our results to other asset management firms and period-to-period results. We are also providing a non-GAAP liquidity measure for Adjusted EBITDA, which our management uses as a benchmark in evaluating and comparing our period-to-period liquidity. We believe that this measure is useful to investors as it provides additional information with regard to our ability to meet working capital requirements, service our debt, and return capital to our stockholders.
Adjusted Net Income and Adjusted Earnings per Diluted Share
Adjusted Net Income and Adjusted EPS only include adjustments for certain items that relate to operating performance, and therefore, are most readily reconcilable to Net Income (Loss) Attributable to Legg Mason, Inc. and Net Income (Loss) per Diluted Share Attributable to Legg Mason, Inc. Shareholders, determined under generally accepted accounting principles ("GAAP"), respectively.
We define Adjusted Net Income as Net Income (Loss) Attributable to Legg Mason, Inc. adjusted to exclude the following:

•	Restructuring costs, including:

◦	Corporate charges related to the ongoing strategic restructuring and other cost saving and business initiatives, including severance, lease and other costs; and

◦	Affiliate charges, including affiliate restructuring and severance costs, and certain one-time charges arising from the issuance of management equity plan awards

•	Amortization of intangible assets

•	Gains and losses on seed and other investments that are not offset by compensation or hedges

•
Acquisition expenses and transition-related costs for integration activities, including certain related professional fees and costs associated with the transition and acquisition of acquired businesses

•	Impairments of intangible assets

•	Contingent consideration fair value adjustments

•	Charges (credits) related to significant litigation or regulatory matters

•	Income tax expense (benefit) adjustments to provide an effective non-GAAP tax rate commensurate with our expected annual pre-tax Adjusted Net Income, including:

◦	The impact on income tax expense (benefit) of the above non-GAAP adjustments; and

◦
Other tax items, including deferred tax asset and liability adjustments associated with statutory rate changes, the impact of other aspects of recent U.S. tax reform, and shortfalls (and windfalls) associated with stock-based compensation

Adjustments for restructuring costs, gains and losses on seed and other investments that are not offset by compensation or hedges, and the income tax expense (benefit) items described above are included in the calculation because these items are not reflective of our core asset management business of providing investment management and related products and services. We adjust for acquisition-related items, including amortization of intangible assets, impairments of intangible assets, and contingent consideration fair value adjustments, to make it easier to identify trends affecting our underlying business that are not related to acquisitions to facilitate comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. We adjust for charges (credits) related to significant litigation or regulatory matters, net of any insurance proceeds and revenue share adjustments, because these matters do not reflect the underlying operations and performance of our business.
In calculating Adjusted EPS, we adjust Net Income (Loss) per Diluted Share Attributable to Legg Mason, Inc. Shareholders determined under GAAP for the per share impact of each adjustment (net of taxes) included in the calculation of Adjusted Net Income.
These measures are provided in addition to Net Income (Loss) Attributable to Legg Mason, Inc., and Net Income (Loss) per Diluted Share Attributable to Legg Mason, Inc. Shareholders, and are not substitutes for these measures. These non-GAAP measures should not be considered in isolation and may not be comparable to non-GAAP performance measures, including measures of adjusted earnings or adjusted income, and adjusted earnings per share, of other companies, respectively. Further, Adjusted Net Income and Adjusted EPS are not liquidity measures and should not be used in place of cash flow measures determined under GAAP.

The calculations of Adjusted Net Income and Adjusted EPS are as follows (dollars in thousands, except per share amounts):

	Three Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018
Net Income Attributable to Legg Mason, Inc.	$45,350	$49,487	$66,090
Plus (less):
Restructuring costs:
Strategic restructuring and other corporate initiatives(1)	32,898	9,352	2,775
Affiliate charges(2)	1,203	7,526	—
Amortization of intangible assets	5,457	6,033	6,180
Gains and losses on seed and other investments not offset by compensation or hedges	(6,411)	(5,763)	(6,415)
Acquisition and transition-related costs	—	998	1,468
Contingent consideration fair value adjustments	(1,165)	—	426
Charges related to significant regulatory matters	—	—	4,000
Income tax adjustments:(3)
Impacts of non-GAAP adjustments	(8,635)	(4,718)	(1,042)
Other tax items	(1,700)	(3,115)	1,045
Adjusted Net Income	$66,997	$59,800	$74,527

Net Income Per Diluted Share Attributable to Legg Mason, Inc. Shareholders	$0.51	$0.56	$0.75
Plus (less), net of tax impacts:
Restructuring costs:
Strategic restructuring and other corporate initiatives	0.27	0.08	0.02
Affiliate charges	0.01	0.06	—
Amortization of intangible assets	0.04	0.05	0.05
Gains and losses on seed and other investments not offset by compensation or hedges	(0.05)	(0.05)	(0.05)
Acquisition and transition-related costs	—	0.01	0.01
Impairments of intangible assets	—	—	—
Contingent consideration fair value adjustments	(0.01)	—	—
Charges related to significant regulatory matters	—	—	0.05
Other tax items	(0.02)	(0.04)	0.01
Adjusted Earnings per Diluted Share	$0.75	$0.67	$0.84

(1)	See Note 15 of Notes to Consolidated Financial Statements for additional information regarding our strategic restructuring initiatives.

(2)	See "Results of Operations" above for additional information regarding affiliate charges.

(3)	The non-GAAP effective rates for the quarters ended June 30, 2019, March 31, 2019 and June 30, 2018 were 27.0%, 29.5% and 26.7%, respectively.

Adjusted Net Income was $67.0 million, or $0.75 per diluted share, for the three months ended June 30, 2019, $59.8 million, or $0.67 per diluted share, for the three months ended March 31, 2019, and $74.5 million, or $0.84 per diluted share, for the three months ended June 30, 2018. The decrease for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was driven by a decrease in operating revenues, reflecting lower operating revenue yields for both equity and alternative AUM, as well as a 49% decrease in performance fees that were not passed through as compensation expense, higher professional fees, losses on foreign currency exchange, annual compensation increases, and increased sales commissions. These items were offset in part by a decrease in incentive compensation at revenue-share based affiliates, driven by lower revenues, as well as the impact of savings resulting from our strategic restructuring. The increase for the three months ended June 30, 2019, as compared to the three months ended March 31, 2019, was driven by an increase in operating revenues, reflecting higher average AUM and one additional day in the three months ended June 30, 2019, which more than offset a 49% decrease in performance fees that were not passed through as compensation expense. In addition, the increase in adjusted net income reflected the impact of savings from the strategic restructuring as well as seasonally lower other operating expenses.

Adjusted Operating Margin
We calculate Adjusted Operating Margin, by dividing “Adjusted Operating Income”, by “Adjusted Operating Revenues”., each of which is further discussed below. These measures only include adjustments for certain items that relate to operating performance, and therefore, are most readily reconcilable to Operating Margin, Operating Income and Total Operating Revenues determined under GAAP, respectively.
We define Adjusted Operating Revenues as Operating Revenues, adjusted to:

•	Include:

◦	Net investment advisory fees eliminated upon consolidation of investment vehicles

•	Exclude:

◦	Distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products

◦	Performance fees that are passed through as compensation expense or net income (loss) attributable to noncontrolling interests

We define Adjusted Operating Income, as Operating Income, adjusted to exclude the following:

•	Restructuring costs, including:

◦	Corporate charges related to the ongoing strategic restructuring and other cost saving and business initiatives, including severance, lease and other costs; and

◦	Affiliate charges, including affiliate restructuring and severance costs, and certain one-time charges arising from the issuance of management equity plan awards

•	Amortization of intangible assets

•	The impact on compensation expense of:

◦	Gains and losses on investments made to fund deferred compensation plans

◦	Gains and losses on seed capital investments by our affiliates under revenue sharing arrangements

•
Acquisition expenses and transition-related costs for integration activities, including certain related professional fees and costs associated with the transition and acquisition of acquired businesses

•	Impairments of intangible assets

•	Contingent consideration fair value adjustments

•	Charges (credits) related to significant regulatory matters

•	Income (loss) of consolidated investment vehicles

In calculating Adjusted Operating Income, we adjust for restructuring costs because these items are not reflective of our core asset management business of providing investment management and related products and services. We adjust for the impact on compensation expense of gains and losses on investments made to fund deferred compensation plans and on seed capital investments by our affiliates under revenue sharing arrangements because they are offset by an equal amount in Non-operating income (expense), net, and thus have no impact on Net Income Attributable to Legg Mason, Inc. We adjust for acquisition-related items, including amortization of intangible assets, impairments of intangible assets, and contingent consideration fair value adjustments, to make it easier to identify trends affecting our underlying business that are not related to acquisitions to facilitate comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. We adjust for charges (credits) related to significant litigation or regulatory matters, net of any insurance proceeds and revenue share adjustments, because these matters do not reflect the underlying operations and performance of our business. We adjust for income (loss) of consolidated investment vehicles because the consolidation of these investment vehicles does not have an impact on Net Income (Loss) Attributable to Legg Mason, Inc.
These measures are provided in addition to and are not substitutes for our Operating Margin, Operating Revenues, and Operating Income calculated under GAAP. These non-GAAP measures should not be considered in isolation and may not be comparable to non-GAAP performance measures, including measures of adjusted margins, adjusted operating revenues, and adjusted operating income, of other companies. Further, Adjusted Operating Margin, Adjusted Operating Revenues and Adjusted Operating Income are not liquidity measures and should not be used in place of cash flow measures determined under GAAP.

The calculations of Operating Margin and Adjusted Operating Margin, are as follows (dollars in thousands):

	Three Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018
Operating Revenues, GAAP basis	$705,360	$692,605	$747,905
Plus (less):
Pass-through performance fees	(1,030)	(4,986)	(12,620)
Operating revenues eliminated upon consolidation of investment vehicles	125	138	203
Distribution and servicing expense, excluding consolidated investment vehicles	(103,887)	(99,299)	(116,558)
Adjusted Operating Revenues	$600,568	$588,458	$618,930

Operating Income, GAAP basis	$83,935	$78,125	$125,676
Plus (less):
Restructuring costs:
Strategic restructuring and other corporate initiatives	32,898	9,352	2,775
Affiliate charges	1,203	9,289	—
Amortization of intangible assets	5,457	6,033	6,180
Gains (losses) on deferred compensation and seed investments, net	7,014	16,006	1,272
Acquisition and transition-related costs	—	1,217	1,468
Contingent consideration fair value adjustments	(1,165)	—	426
Charges related to significant regulatory matters	—	—	4,000
Operating loss of consolidated investment vehicles, net	259	257	616
Adjusted Operating Income	$129,601	$120,279	$142,413

Operating Margin, GAAP basis	11.9%	11.3%	16.8%
Adjusted Operating Margin	21.6	20.4	23.0
Adjusted EBITDA
We define Adjusted EBITDA as cash provided by (used in) operating activities plus (minus):

•	Interest expense, net of accretion and amortization of debt discounts and premiums

•	Current income tax expense (benefit)

•	Net change in assets and liabilities, which aligns with the Consolidated Statements of Cash Flows

•	Net (income) loss attributable to noncontrolling interests

•	Net gains (losses) and earnings on investments

•	Net gains (losses) on consolidated investment vehicles

•	Other

Adjusted EBITDA is not reduced by equity-based compensation expense, including management equity plan non-cash issuance-related charges. Most management equity plan units may be put to or called by Legg Mason for cash payment, although their terms do not require this to occur.
This liquidity measure is provided in addition to Cash provided by operating activities and may not be comparable to non-GAAP performance measures or liquidity measures of other companies, including their measures of EBITDA or Adjusted EBITDA. Further, this measure is not to be confused with Net Income, Cash provided by operating activities, or other measures of earnings or cash flows under GAAP, and is provided as a supplement to, and not in replacement of, GAAP measures.

The calculations of Adjusted EBITDA are as follows (dollars in thousands):

	Three Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018
Cash provided by (used in) operating activities, GAAP basis	$(187,577)	$116,877	$(102,170)
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	28,375	28,328	29,356
Current tax expense (benefit)	(4,246)	9,081	8,878
Net change in assets and liabilities	303,077	(27,724)	215,016
Net change in assets and liabilities of consolidated investment vehicles	(13,012)	(7,701)	14,580
Net income attributable to noncontrolling interests	(16,219)	(5,399)	(12,275)
Net gains (losses) and earnings on investments	6,748	(8,790)	6,792
Net gains (losses) on consolidated investment vehicles	9,561	(2,519)	3,583
Other	(343)	(866)	(374)
Adjusted EBITDA	$126,364	$101,287	$163,386

Adjusted EBITDA for the three months ended June 30, 2019, March 31, 2019, and June 30, 2018, was $126.4 million, $101.3 million, and $163.4 million, respectively. The decrease for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018 was primarily due to strategic restructuring in the current period.

Liquidity and Capital Resources
As of June 30, 2019, we had approximately $370 million in cash and cash equivalents in excess of our working capital, including current portion of long-term debt, and regulatory requirements. The primary objective of our capital structure is to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. We review our overall funding needs and capital base on an ongoing basis to determine if the capital base meets the expected needs of our businesses.

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. However, we have executed total return swap arrangements with investors in certain exchange traded funds ("ETFs"), and as a result we receive the investors' related investment gains and losses on the ETFs and consolidate ETFs with significant open total return swap arrangements. At June 30, 2019, the total return swap notional values aggregate $54.8 million. If the total return swap counterparties were to terminate their positions, we may be required to invest in the ETFs an amount up to the notional value of the swaps terminated to support the products. Otherwise, we have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs and other consolidated sponsored investment products beyond our investments in and investment advisory fees generated from these products, which are eliminated in consolidation. Additionally, creditors of the CIVs and other consolidated sponsored investment products have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our operations have been principally funded by equity capital, long-term debt and retained earnings. At June 30, 2019, cash and cash equivalents, total assets, long-term debt, net, and stockholders' equity were $0.6 billion, $7.8 billion, $2.2 billion and $3.7 billion, respectively. Total assets include amounts related to CIVs and other consolidated sponsored investment products of $0.2 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows:

	Three Months Ended June 30,
	2019	2018
Cash flows used in operating activities	$(187.6)	$(102.2)
Cash flows used in investing activities	(18.9)	(14.3)
Cash flows used in financing activities	(69.5)	(30.1)
Effect of exchange rate changes	(1.3)	(10.1)
Net change in cash, cash equivalents, and restricted cash	(277.3)	(156.7)
Cash, cash equivalents and restricted cash, beginning of period	950.8	773.8
Cash, cash equivalents and restricted cash, end of period	$673.5	$617.1

Cash outflows used in operating activities during the three months ended June 30, 2019 and 2018, were $187.6 million and $102.2 million, respectively, primarily related to annual payments for accrued and deferred compensation, offset in part by Net Income, adjusted for non-cash items in each period.

Cash outflows used in investing activities during the three months ended June 30, 2019, were $18.9 million, primarily related to the acquisition of Gramercy Europe (Jersey) Limited ("Gramercy"), further discussed below, and payments made for fixed assets. Cash outflows used in investing activities during the three months ended June 30, 2018, were $14.3 million, primarily related to payments made for fixed assets, offset in part by returns of capital received on certain investments in partnerships and limited liability companies.

Cash outflows used in financing activities during the three months ended June 30, 2019, were $69.5 million, primarily related to dividends paid of $30.1 million, distributions to affiliate noncontrolling interest holders of $16.2 million and funding of employee tax withholdings by settlement of net share transactions of $12.6 million. Cash outflows used in financing activities during the three months ended June 30, 2018, were $30.1 million, primarily related to dividends paid of $24.6 million.

Based on our current level of operations and anticipated growth, we expect that cash generated from our operating activities, together with available cash on hand, will be adequate to support our working capital needs for at least the next 12 months. We currently intend to utilize our available resources for activities including, but not limited to, repayment of outstanding debt, strategic restructuring costs, acquisitions, seed capital investments in new and existing products, and payment of dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

Acquisition and Contingent Consideration
On April 10, 2019, Clarion Partners acquired a majority interest in Gramercy, a European real estate asset management business specializing in pan-European logistics and industrial assets. The transaction required an initial cash payment of $10.2 million, net of cash received, which was paid using existing cash resources. The transaction also provided for a potential contingent consideration payment of up to $3.8 million (using the exchange rate as of June 30, 2019 for the €3.3 million potential payment), due on the fifth anniversary of closing upon the achievement of certain financial metrics . As of June 30, 2019, the related contingent consideration liability was $3.4 million.

Noncontrolling Interests
As further described below, we may be obligated to settle noncontrolling interests related to certain affiliates. The following table presents a summary of the carrying values of our affiliate redeemable noncontrolling interests (in millions), excluding amounts related to management equity plans. These carrying values reflect the estimated settlement values, except when such estimated settlement values are less than the issuance price, the carrying value reflects the issuance price. The ultimate timing and amounts of noncontrolling interest settlements are generally too uncertain to project with any accuracy.

	EnTrust Global	Clarion Partners	Other	Total
Affiliate noncontrolling interests as of June 30, 2019	$380.2	$117.8	$12.6	$510.6

Noncontrolling interests of 35% of the outstanding equity of EnTrust Permal and 18% of the outstanding equity of Clarion Partners are subject to put and call provisions that may result in future cash outlays, generally starting in fiscal 2022, but subject to earlier effectiveness in certain circumstances.

On May 10, 2019, we purchased the 15% equity interest in RARE Infrastructure held by the firm's management team for total consideration of $22.0 million. The initial cash payment of $12.0 million, including $1.8 million of dividends in arrears, was made on May 10, 2019, using existing cash resources. The remaining consideration will be due, subject to certain conditions, 50% one year after closing and 50% two years after closing.

See Notes 9 and 13 of Notes to Consolidated Financial Statements for additional information.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with Royce. Under this management equity plan, as of June 30, 2019, noncontrolling interests equivalent to 24.5% in the Royce entity have been issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). As of June 30, 2019, the estimated redemption value for units under management equity plans aggregated $65 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Future Outlook

Restructuring
As previously discussed, we have initiated a strategic restructuring to reduce costs. We expect to incur aggregate restructuring costs in the range of $120 million to $140 million in connection with the strategic restructuring, which will be incurred through March 2021. The majority of the restructuring costs will be paid in cash. We have incurred $42.3 million of strategic restructuring costs through June 30, 2019, and approximately $3 million of these costs have been paid to date. We expect to incur $52 million to $62 million of costs during the remainder of fiscal 2020 and $25 million to $35 million of costs in fiscal 2021. We expect that the strategic restructuring will result in future annual cost savings of $100 million or more, substantially all of which will be cash savings. We expect to achieve these savings on a run rate basis by the end of fiscal 2021. As of June 30, 2019, we have realized cumulative savings of approximately $14 million. See Note 15 of Notes to Consolidated Financial Statements for additional information.

Short-term Debt and Long-term Borrowings
On July 15, 2019, we repaid the $250 million of outstanding 2019 Senior Notes due July 2019, using existing cash resources. We do not currently expect to raise incremental debt or equity financing over the next 12 months. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts available under our unsecured credit agreement (as amended from time to time, the "Credit Agreement"), such as an opportunity to refinance indebtedness or complete an acquisition, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our Credit Agreement or seek to raise additional equity or debt.

Liquid Assets
Our liquid assets include cash, cash equivalents, and certain current investment securities. As of June 30, 2019, our total liquid assets of approximately $777 million, included $306 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries were not significant. In order to supplement cash available in the U.S. for general corporate purposes, we plan to utilize up to approximately $18 million of foreign cash annually over the next several years and anticipate that $13 million will be in the form of intercompany debt service payments by foreign affiliates, with the remainder provided from distribution of forecasted future offshore earnings. No further repatriation of foreign earnings is currently planned.

Other
In connection with the acquisition of Clarion Partners in April 2016, we committed to ultimately provide $100 million of seed capital to Clarion Partners products, after the second anniversary of the transaction closing.

In January 2016, we acquired a minority equity position in Precidian Investments, LLC ("Precidian"). Under the terms of the transaction, we acquired series B preferred units of Precidian that entitle us to approximately 20% of the voting and economic interests of Precidian, along with customary preferred equity protections. On May 20, 2019, the SEC issued an order granting exemptive relief for the use of Precidian Investments' ActiveShares® semi-transparent ETF methodology. Precidian has executed royalty arrangements with various financial institutions to use the ActiveShares® product. At our sole option, during the 48 months following the initial investment, we may, subject to satisfaction of certain closing conditions and upon payment of further consideration, convert our preferred units to 75% of the common equity of Precidian on a fully diluted basis. If we elect to exercise this right, we plan to use cash on hand.

Our Consolidated Balance Sheet as of June 30, 2019, includes less than 1% of total assets (6% of financial assets at fair value) and less than 1% of total liabilities (29% of financial liabilities measured at fair value) that meet the definition of Level 3.

On July 30, 2019, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.40 per share, payable on October 28, 2019.

Contractual and Contingent Obligations
We have contractual obligations to make future payments, principally in connection with our long-term debt, non-cancelable lease agreements, acquisition agreements and service agreements. During the three months ended June 30, 2019, there were no material changes to our contractual obligations. On July 15, 2019, we repaid $250 million of our outstanding long-term debt. See Notes 7, 8 and 9 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2019, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Item 4.        Controls and Procedures

As of June 30, 2019, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the three months ended June 30, 2019:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs
April 1, 2019 through April 30, 2019	19,094	$31.97	—	$—
May 1, 2019 through May 31, 2019	356,726	33.52	—	—
June 1, 2019 through June 30, 2019	368	34.22	—	—
Total	376,188	33.44	—

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2019, filed on August 6, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	August 6, 2019	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	August 6, 2019	/s/ Peter H. Nachtwey
Peter H. Nachtwey
Senior Executive Vice President
and Chief Financial Officer