Form 10-Q
period 2019-09-30
LEGG MASON, INC.
filed 2019-11-08
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 4, 2019, there were 86,803,075 shares of the registrant's common stock outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Information

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$580,874	$921,071
Cash and cash equivalents of consolidated investment vehicles	5,274	4,219
Restricted cash	19,108	21,213
Receivables:
Investment advisory and related fees	455,237	425,470
Other	59,316	57,107
Investment securities	380,165	377,129
Investment securities of consolidated investment vehicles	162,357	129,627
Other	80,278	82,131
Other current assets of consolidated investment vehicles	1,070	1,889
Total Current Assets	1,743,679	2,019,856
Fixed assets, net	144,813	149,989
Intangible assets, net	3,371,440	3,386,759
Goodwill	1,877,609	1,883,554
Deferred income taxes	193,311	199,717
Right-of-use assets	308,625	—
Other	156,484	145,254
Other assets of consolidated investment vehicles	6,341	8,993
TOTAL ASSETS	$7,802,302	$7,794,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$436,798	$571,301
Accounts payable and accrued expenses	145,861	182,921
Current portion of long-term debt	—	250,301
Lease liabilities	76,510	—
Other	110,236	99,479
Other current liabilities of consolidated investment vehicles	16,328	5,742
Total Current Liabilities	785,733	1,109,744
Deferred compensation	102,571	85,548
Lease liabilities	297,831	—
Deferred income taxes	152,385	123,420
Other (including unfunded pension benefit obligation of $28,240 and $33,335, respectively)	59,544	122,044
Long-term debt, net	1,972,092	1,971,451
TOTAL LIABILITIES	3,370,156	3,412,207
Commitments and Contingencies (Note 9)
REDEEMABLE NONCONTROLLING INTERESTS	683,021	692,376
STOCKHOLDERS' EQUITY
Common stock, par value $0.10 per share; authorized 500,000,000 shares; issued 86,783,989 and 85,556,562 shares for September 30, 2019 and March 31, 2019, respectively	8,678	8,556
Additional paid-in capital	2,103,791	2,039,671
Employee stock trust	(20,003)	(21,416)
Deferred compensation employee stock trust	20,003	21,416
Retained earnings	1,777,014	1,742,764
Accumulated other comprehensive loss, net	(170,161)	(131,236)
Total stockholders' equity attributable to Legg Mason, Inc.	3,719,322	3,659,755
Nonredeemable noncontrolling interest	29,803	29,784
TOTAL STOCKHOLDERS' EQUITY	3,749,125	3,689,539
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,802,302	$7,794,122
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$264,438	$261,567	$524,879	$521,462
Funds	375,765	383,923	742,577	767,487
Performance fees	34,869	31,874	41,730	55,910
Distribution and service fees	67,064	79,074	137,001	158,264
Other	1,128	1,989	2,437	3,209
Total Operating Revenues	743,264	758,427	1,448,624	1,506,332
OPERATING EXPENSES
Compensation and benefits	377,727	364,885	757,555	726,453
Distribution and servicing	105,099	114,525	209,005	231,117
Communications and technology	53,953	57,489	109,227	114,229
Occupancy	26,809	27,352	52,433	52,256
Amortization of intangible assets	5,442	6,102	10,899	12,282
Contingent consideration fair value adjustments	—	145	(1,165)	571
Other	49,257	52,201	101,758	108,020
Total Operating Expenses	618,287	622,699	1,239,712	1,244,928
OPERATING INCOME	124,977	135,728	208,912	261,404
NON-OPERATING INCOME (EXPENSE)
Interest income	2,652	2,420	6,657	4,866
Interest expense	(27,331)	(29,860)	(55,814)	(59,777)
Other income (expense), net	458	6,627	11,057	13,879
Non-operating income (expense) of consolidated investment vehicles, net	4,529	(3,998)	14,090	(415)
Total Non-Operating Income (Expense)	(19,692)	(24,811)	(24,010)	(41,447)
INCOME BEFORE INCOME TAX PROVISION	105,285	110,917	184,902	219,957
Income tax provision	28,754	29,844	46,802	60,519
NET INCOME	76,531	81,073	138,100	159,438
Less: Net income attributable to noncontrolling interests	9,448	8,270	25,667	20,545
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$67,083	$72,803	$112,433	$138,893
NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. STOCKHOLDERS:
Basic	$0.75	$0.82	$1.26	$1.57
Diluted	0.74	0.82	1.25	1.57
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$76,531	$81,073	$138,100	$159,438
Other comprehensive income (loss):
Foreign currency translation adjustment	(30,208)	(14,658)	(40,172)	(68,020)
Changes in defined benefit pension plan	702	211	1,247	1,093
Total other comprehensive loss	(29,506)	(14,447)	(38,925)	(66,927)
COMPREHENSIVE INCOME	47,025	66,626	99,175	92,511
Less: Comprehensive income attributable to noncontrolling interests	9,448	9,742	26,504	24,627
COMPREHENSIVE INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$37,577	$56,884	$72,671	$67,884
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$8,666	$8,544	$8,556	$8,461
Stock options exercised	6	1	36	16
Deferred compensation employee stock trust	1	—	1	—
Stock-based compensation	8	5	126	112
Employee tax withholdings by settlement of net share transactions	(3)	—	(41)	(39)
Ending balance	8,678	8,550	8,678	8,550
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,084,666	1,984,634	2,039,671	1,976,364
Stock options exercised	1,897	430	11,303	5,231
Deferred compensation employee stock trust	181	166	344	302
Stock-based compensation	18,614	16,114	40,507	34,815
Employee tax withholdings by settlement of net share transactions	(860)	(54)	(13,403)	(15,422)
Redeemable noncontrolling interest reclassification for affiliate noncontrolling interest	(707)	12,251	25,369	12,251
Ending balance	2,103,791	2,013,541	2,103,791	2,013,541
EMPLOYEE STOCK TRUST
Beginning balance	(20,239)	(21,952)	(21,416)	(21,996)
Shares issued to plans	(182)	(166)	(345)	(302)
Distributions	418	1	1,758	181
Ending balance	(20,003)	(22,117)	(20,003)	(22,117)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	20,239	21,952	21,416	21,996
Shares issued to plans	182	166	345	302
Distributions	(418)	(1)	(1,758)	(181)
Ending balance	20,003	22,117	20,003	22,117
RETAINED EARNINGS
Beginning balance	1,748,106	1,941,988	1,742,764	1,894,762
Net income attributable to Legg Mason, Inc.	67,083	72,803	112,433	138,893
Dividends declared ($0.40, $0.34, $0.80, and $0.68 per share, respectively)	(36,162)	(31,583)	(73,789)	(61,441)
Reclassification to noncontrolling interest for net increase in estimated redemption value of affiliate management equity plan and affiliate noncontrolling interests	(2,013)	(1,269)	(4,394)	(2,538)
Adoption of revenue recognition guidance	—	—	—	12,263
Ending balance	1,777,014	1,981,939	1,777,014	1,981,939
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Beginning balance	(140,655)	(107,662)	(131,236)	(55,182)
Foreign currency translation adjustment	(30,208)	(14,658)	(40,172)	(68,020)
Changes in defined benefit pension plan	702	211	1,247	1,093
Ending balance	(170,161)	(122,109)	(170,161)	(122,109)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,719,322	3,881,921	3,719,322	3,881,921
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	30,480	28,212	29,784	27,731
Net income attributable to noncontrolling interests	475	2,723	3,338	4,937
Distributions	(1,152)	(2,861)	(3,319)	(4,594)
Ending balance	29,803	28,074	29,803	28,074
TOTAL STOCKHOLDERS’ EQUITY	$3,749,125	$3,909,995	$3,749,125	$3,909,995
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$138,100	$159,438
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	32,745	36,143
Accretion and amortization of securities discounts and premiums, net	565	1,080
Stock-based compensation	42,523	35,225
Net unrealized (gains) losses on investments	(5,525)	3,237
Net gains and earnings on investments	(9,077)	(15,128)
Net (gains) losses of consolidated investment vehicles	(14,090)	415
Deferred income taxes	44,120	41,666
Contingent consideration fair value adjustments	(1,165)	571
Other	449	217
Decrease (increase) in assets:
Investment advisory and related fees receivable	(30,580)	24,621
Net purchases of trading and other investments	(6,843)	(12,544)
Other receivables	9,173	(15,697)
Other assets	(9,449)	(14,482)
Assets of consolidated investment vehicles	(5,635)	69,225
Increase (decrease) in liabilities:
Accrued compensation	(132,835)	(64,931)
Deferred compensation	17,023	8,831
Accounts payable and accrued expenses	(37,673)	2,488
Other liabilities	(686)	(73,876)
Other liabilities of consolidated investment vehicles	10,586	899
CASH PROVIDED BY OPERATING ACTIVITIES	$41,726	$187,398

(Continued)

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition, net of cash acquired of $992	$(10,247)	$—
Payments for fixed assets	(17,120)	(29,831)
Contingent payment from prior sale of business	—	923
Business investment	(9,245)	—
Returns of capital and proceeds from sales and maturities of investments	2,917	7,671
CASH USED IN INVESTING ACTIVITIES	(33,695)	(21,237)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(250,000)	—
Dividends paid	(66,066)	(54,719)
Distributions to affiliate noncontrolling interests	(23,603)	(22,004)
Payment of contingent consideration	—	(4,319)
Purchase of affiliate noncontrolling interests	(10,548)	—
Net (redemptions) subscriptions attributable to noncontrolling interests	4,560	(68,856)
Employee tax withholdings by settlement of net share transactions	(13,444)	(15,461)
Issuances of common stock for stock-based compensation	11,684	5,548
Decrease in short-term borrowings	—	(125,500)
CASH USED IN FINANCING ACTIVITIES	(347,417)	(285,311)
EFFECT OF EXCHANGE RATES	(4,224)	(14,559)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(343,610)	(133,709)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
BEGINNING OF PERIOD	950,795	773,765
END OF PERIOD	$607,185	$640,056
Supplemental Disclosures
Cash paid for:
Income taxes, net of refunds of $526 in 2019	$9,426	$22,104
Interest	56,639	58,719
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$580,874	$611,164
Restricted cash:
Corporate restricted cash	19,108	19,579
Cash and cash equivalents of consolidated investment vehicles	5,274	5,055
Affiliate employee benefit trust cash included in Other non-current assets	1,929	4,258
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$607,185	$640,056
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
September 30, 2019
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

2. Significant Accounting Policies

Leases
Effective April 1, 2019 Legg Mason adopted updated accounting guidance on leases which requires right-of-use ("ROU") assets and lease liabilities to be recorded on the balance sheet for leases. The guidance specifies that at the inception of a contract, an entity must determine whether the contract is or contains a lease. The contract is or contains a lease if the contract conveys the right to control the use of the property, plant, or equipment for a designated term in exchange for consideration. Legg Mason’s evaluation of its contracts to determine whether they are or contain a lease follows the assessment of whether there is a right to obtain substantially all of the economic benefits from the use and the right to direct the use of the identified asset in the contract.
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
Upon adoption, Legg Mason recorded ROU assets of $342,418 and lease liabilities of $411,115 related to its real property operating leases and equipment financing leases. As further discussed in Note 8, Legg Mason has subleased or has vacated and is pursuing subleases for certain office space. As of March 31, 2019, the lease reserve liability for subleased space and vacated space for which subleases were being pursued of $24,063 was included in other current and non-current liabilities on the Consolidated Balance Sheet under prior accounting guidance. Upon adoption of the updated guidance, the existing lease reserve liability was reclassified as a reduction of the ROU assets. ROU assets will be tested for impairment when circumstances indicate that the carrying values may not be recoverable.
The adoption of this guidance did not require a cumulative effect adjustment or have a material impact on the Consolidated Statements of Income or Consolidated Statements of Cash Flows.
See Note 8 for additional information.
Recent Accounting Developments
In January 2017, the Financial Accounting Standards Board ("FASB") updated guidance to simplify the test for goodwill impairment. The updated guidance still requires entities to perform annual goodwill impairment tests by comparing the fair value of a reporting unit with its related carrying amount, but it eliminates the requirement to potentially calculate the implied fair value of goodwill to determine the amount of impairment, if any. Under the new guidance, an entity should recognize an impairment charge if the reporting unit's carrying amount exceeds the reporting unit’s fair value, in the amount of such excess. The guidance will be effective in fiscal 2021, unless adopted earlier. Legg Mason is evaluating its adoption.

In August 2018, the FASB updated the guidance to clarify accounting for implementation costs incurred for a cloud computing arrangement that is a service contract. The update conforms the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the accounting guidance that provides for capitalization of costs incurred to develop or obtain internal-use-software.  The updated guidance is effective for Legg Mason in fiscal 2021, unless adopted earlier.  Legg Mason is evaluating its adoption.

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

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of September 30, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents(1)	$285,895	$9,760	$—	$—	$295,655
Equity investments:(2)
Seed capital investments	61,369	26,217	20,200	1,898	109,684
Investments related to long-term incentive plans	239,569	—	—	—	239,569
Other investments	16,969	1,978	—	—	18,947
Equity method investments:(3)
Seed capital investments(4)	—	—	43,252	11,202	54,454
Investments related to long-term incentive plans(2)	—	—	—	11,965	11,965
Other investments(4)	—	—	1,297	10,048	11,345
Adjusted cost investments(4)	—	70	22,869	—	22,939
Derivative assets(5)	3,666	—	—	—	3,666
Total	$607,468	$38,025	$87,618	$35,113	$768,224
Liabilities:
Contingent consideration liabilities(6)	$—	$—	$(3,625)	$—	$(3,625)
Derivative liabilities(5)	(2,576)	—	—	—	(2,576)
Total	$(2,576)	$—	$(3,625)	$—	$(6,201)

	As of March 31, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents(1)	$556,231	$20,160	$—	$—	$576,391
Equity investments:(2)
Seed capital investments	98,276	30,601	1,455	2,183	132,515
Investments related to long-term incentive plans	211,802	—	—	—	211,802
Other investments	19,486	2,142	—	—	21,628
Equity method investments:(3)
Seed capital investments(4)	—	—	40,854	10,675	51,529
Investments related to long-term incentive plans(2)	—	—	—	11,184	11,184
Other investments(4)	—	—	1,218	10,251	11,469
Adjusted cost investments(4)	—	74	12,171	—	12,245
Derivative assets(5)	4,183	—	—	—	4,183
Total	$889,978	$52,977	$55,698	$34,293	$1,032,946
Liabilities:
Contingent consideration liabilities(6)	$—	$—	$(1,415)	$—	$(1,415)
Derivative liabilities(5)	(7,579)	—	—	—	(7,579)
Total	$(7,579)	$—	$(1,415)	$—	$(8,994)

(1)
Cash investments in actively traded money market funds are classified as Level 1.  Cash investments in time deposits and other are measured at amortized cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization and are classified as Level 2.

(2)	Included in Investment securities on the Consolidated Balance Sheets.

(3)
Primarily investments in private equity and real estate funds. These equity method investments are investment companies that primarily record underlying investments at fair value. Therefore, the fair value of these investments is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee. Other equity method investments not measured at fair value on a recurring basis of $28,120 and $28,160 as of September 30, 2019 and March 31, 2019, respectively, are excluded from the tables above.

(4)	Included in Other noncurrent assets in the Consolidated Balance Sheets.

(5)	See Note 14.

(6)	See Note 9.

The net realized and unrealized gains (losses) for investment securities classified as equity investments were $(4,914) and $9,126 for the three months ended September 30, 2019 and 2018, respectively, and $5,239 and $9,573 for the six months ended September 30, 2019 and 2018, respectively.
The net unrealized gains (losses) relating to equity investments still held as of the reporting date were $(9,248) and $4,305 for the three months ended September 30, 2019 and 2018, respectively, and $(7,676) and $(12,572) for the six months ended September 30, 2019 and 2018, respectively.
Seed capital investments represent investments made by Legg Mason to fund new investment products and strategies. As of September 30, 2019 and March 31, 2019, seed capital investments totaled $211,250 and $227,756, respectively, with investments in excess of $1,000 in 45 funds and 52 funds, respectively, comprising over 90% of the total at each period end. Seed capital investments presented in the tables above exclude $47,112 and $43,712, as of September 30, 2019 and March 31, 2019, respectively, which is related to Legg Mason's investments in CIVs. See Note 16 for additional information regarding Legg Mason's investments in CIVs.

The changes in financial asset and (liabilities) measured at fair value using significant unobservable inputs (Level 3) are presented in the tables below:

	Balance as of June 30, 2019	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2019
Assets:
Equity investments - seed capital	$—	$20,200	—	—	—	—	20,200
Equity method investments:
Seed capital investments	42,516	425	—	(294)	—	605	43,252
Other	1,222	—	—	—	—	75	1,297
Adjusted cost investments	12,124	10,745	—	—	—	—	22,869
	$55,862	$11,170	$—	$(294)	$—	$680	$87,618
Liabilities:
Contingent consideration liabilities	$(3,625)	$—	n/a	$—	n/a	$—	$(3,625)

	Balance as of June 30, 2018	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2018
Assets:
Equity investments - seed capital	$1,390	$—	$—	$—	$—	$4	$1,394
Equity method investments:
Seed capital investments	33,982	3,920	—	(2,172)	—	1,290	37,020
Other	1,150	500	—	—	—	190	1,840
Adjusted cost investments	10,950	—	—	—	—	(44)	10,906
	$47,472	$4,420	$—	$(2,172)	$—	$1,440	$51,160
Liabilities:
Contingent consideration liabilities	$(6,074)	n/a	n/a	$4,319	n/a	$(145)	$(1,900)

	Balance as of March 31, 2019	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2019
Assets:
Equity Investments - seed capital	$1,455	$20,200	$—	$(1,457)	$—	$2	$20,200
Equity method investments:
Seed capital investments	40,854	2,338	—	(972)	—	1,032	43,252
Other	1,218	—	—	(13)	—	92	1,297
Adjusted cost investments	12,171	10,821	—	(125)	—	2	22,869
	$55,698	$33,359	$—	$(2,567)	$—	$1,128	$87,618
Liabilities:
Contingent consideration liabilities	$(1,415)	(3,389)	n/a	$—	n/a	$1,179	$(3,625)

	Balance as of March 31, 2018	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of September 30, 2018
Assets:
Equity Investments - seed capital	$1,242	$—	$—	$—	$—	$152	$1,394
Equity method investments:
Seed capital investments	33,725	3,967	—	(2,400)	—	1,728	37,020
Other	—	1,650	—	—	—	190	1,840
Adjusted cost investments	6,951	4,000	—	(2)	—	(43)	10,906
	$41,918	$9,617	$—	$(2,402)	$—	$2,027	$51,160
Liabilities:
Contingent consideration liabilities	$(5,607)	n/a	n/a	$4,319	n/a	$(612)	$(1,900)

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other non-operating income (expense), net, in the Consolidated Statements of Income. The change in unrealized gains for Level 3 investments and liabilities still held at the reporting date was $687 and $1,944 for the three months ended September 30, 2019 and 2018, respectively, and $2,313 and $2,061 for the six months ended September 30, 2019 and 2018, respectively.

Level 3 purchases for the three and six months ended September 30, 2019 reflect a seed capital investment in a real estate-focused fund designed for individual investors and an adjusted cost minority investment in a U.K. retirement solutions provider. There were no significant transfers between Level 1 and Level 2 during the three or six months ended September 30, 2019 and 2018.

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

		Fair Value Determined Using NAV			As of September 30, 2019
Category of Investment	Investment Strategy	September 30, 2019		March 31, 2019	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$11,459	(1)	$9,910	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	892		1,515	n/a	n/a
Private equity funds	Long/short equity	10,765	(2)	11,636	$5,723	Up to 10 years
Equity method investments related to long-term incentive plans	Alternatives, structured securities, short-dated fixed income	11,965	(2)	11,185	n/a	n/a
Other	Various	32		47	n/a	Various
Total		$35,113		$34,293	$5,723
n/a - not applicable

(1)	Liquidation restrictions: 18% monthly redemption, 1% quarterly redemption, and 81% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of September 30, 2019.
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

5. Fixed Assets

The following table reflects the components of fixed assets as of:

	September 30, 2019	March 31, 2019
Software	$280,292	$269,944
Leasehold improvements	213,163	212,742
Equipment	161,851	159,421
Total cost	655,306	642,107
Less: accumulated depreciation and amortization	(510,493)	(492,118)
Fixed assets, net	$144,813	$149,989

Depreciation and amortization expense related to fixed assets was $10,806 and $12,493 for the three months ended September 30, 2019 and 2018, respectively, and $21,846 and $23,860 for the six months ended September 30, 2019 and 2018, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	September 30, 2019	March 31, 2019
Amortizable intangible asset management contracts and other
Cost	$371,184	$366,930
Accumulated amortization	(250,304)	(240,488)
Net(1)	120,880	126,442
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	505,200
EnTrust Global fund management contracts	126,804	126,804
Other fund management contracts	464,006	473,360
Trade names	48,199	48,602
	3,250,560	3,260,317
Intangible assets, net	$3,371,440	$3,386,759

(1) As of September 30, 2019, includes $5,853 related to the acquisition of Gramercy by Clarion Partners. See Note 4 for additional information.

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

Legg Mason determined that no triggering events occurred as of September 30, 2019 that would require further impairment testing.

Legg Mason’s fiscal 2019 annual goodwill impairment testing noted the assessed fair value of the Global Asset Management business reporting unit exceeded its related carrying value by 4%. Should market performance and/or AUM levels decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that this asset could become impaired, and the impairment could be a material amount.

The change in carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2019	$3,045,454	$(1,161,900)	$1,883,554
Impact of excess tax basis amortization	(5,483)	—	(5,483)
Changes in foreign exchange rates	(20,658)	—	(20,658)
Business acquisition(1)	20,196	—	20,196
Balance as of September 30, 2019	$3,039,509	$(1,161,900)	$1,877,609

(1) See Note 4 for additional information.

Amortizable Intangible Asset Management Contracts and Other

There were no impairments to amortizable management contract intangible assets during the three or six months ended September 30, 2019 or 2018.

As of September 30, 2019, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 5.8 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Remaining fiscal 2020	$11,640
2021	21,806
2022	21,457
2023	20,697
2024	19,867
Thereafter	25,413
Total	$120,880

7. Long-Term Debt

Long-term debt, net, consists of the following:

	September 30, 2019				March 31, 2019
	Carrying Value	Unamortized Discount (Premium)	Unamortized Debt Issuance Costs	Maturity Amount	Carrying Value
3.95% Senior Notes due July 2024	$248,857	$218	$925	$250,000	$248,738
4.75% Senior Notes due March 2026	447,698	—	2,302	450,000	447,521
5.625% Senior Notes due January 2044	548,059	(2,968)	4,909	550,000	548,020
6.375% Junior Notes due March 2056	242,563	—	7,437	250,000	242,461
5.45% Junior Notes due September 2056	484,915	—	15,085	500,000	484,711
2.7% Senior Notes due July 2019	—	—	—	—	250,301
Subtotal	1,972,092	(2,750)	30,658	2,000,000	2,221,752
Less: Current portion	—	—	—	—	(250,301)
Total	$1,972,092	$(2,750)	$30,658	$2,000,000	$1,971,451

On July 15, 2019, Legg Mason repaid the $250,000 of outstanding 2.7% Senior Notes due July 2019, using existing cash resources. The remaining $2,000,000 outstanding as of September 30, 2019 matures after fiscal 2024.

As of September 30, 2019, the estimated fair value of long-term debt was $2,165,438. The fair value of debt was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

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
Leases included in the Consolidated Balance Sheets were as follows:

	Classification	As of September 30, 2019
Operating leases:
Operating lease ROU assets	Right-of-use assets	$306,878
Operating lease liabilities	Lease liabilities	372,748
Finance leases:
Property and equipment, gross	Right-of-use assets	$2,147
Less: accumulated depreciation	Right-of-use assets	(400)
Property and equipment, net		$1,747
Finance lease liabilities	Lease liabilities	$1,593

The components of lease expense included in the Consolidated Statement of Income were as follows:

	Classification	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease cost	Occupancy expense	$20,890	$41,811
Financing lease cost:
Amortization of right-of-use asset	Occupancy expense	245	486
Interest on lease liabilities	Interest expense	12	25
Total finance lease cost		257	511
Short-term lease cost	Occupancy expense	1,850	3,695
Variable lease cost(1)	Occupancy expense	6,186	11,189
Less: sublease billings	Occupancy expense	(6,299)	(12,533)
Net lease cost(2)		$22,884	$44,673
(1) Variable lease cost includes operating expenses, real estate taxes, and sales tax. Variable lease costs are determined by whether they are to be included in base rent and if amounts are based on a consumer price index.

(2)	Excludes other occupancy expense of $3,914 and $7,831 for the three and six months ended September 30, 2019, respectively, related to leasehold amortization.

Lease expense incurred in the three and six months ended September 30, 2018 was $22,841 and $44,204, respectively, excluding leasehold amortization of $4,511 and $8,052, respectively.
Sublease amounts billed are recorded as a reduction of Occupancy expense in the Consolidated Statement of Income. The amounts billed are primarily fixed base rental payments combined with variable lease cost reimbursements. Sublease amounts related to base rent are recorded on a straight-line basis.

As of September 30, 2019, undiscounted future cash flows for each of the next five fiscal years and thereafter related to operating and financing leases were as follows:

	Operating Leases	Finance Leases	Total
Remaining fiscal 2020	$45,393	$514	$45,907
2021	86,264	702	86,966
2022	84,859	270	85,129
2023	83,558	129	83,687
2024	69,909	35	69,944
Thereafter	42,018	5	42,023
Total lease payments	412,001	1,655	413,656
Less: Imputed interest	(39,253)	(62)	(39,315)
Present value of lease liabilities	$372,748	$1,593	$374,341

As of September 30, 2019, the weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	5.0	2.2
Weighted-average discount rates	3.97%	3.10%

Supplemental cash flow information related to leases was as follows:

Six Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,706
Financing cash flows from finance leases	516

There was no significant non-cash lease activity for the six months ended September 30, 2019.

As of March 31, 2019, minimum aggregate rentals under operating leases were as follows:

Operating Leases(1)
2020	$90,667
2021	86,095
2022	84,485
2023	83,425
2024	72,192
Thereafter	47,240
Total	$464,104

(1) The minimum rental commitments have not been reduced by $105,193 for minimum sublease rentals to be received under non-cancelable subleases.

9. Commitments and Contingencies

As of September 30, 2019, Legg Mason had commitments to invest $15,265 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2030. Also, in connection with the acquisition of Clarion Partners in April 2016, Legg Mason committed to provide $100,000 of seed capital to Clarion Partners products.

As of September 30, 2019, Legg Mason also had future commitments totaling $99,266 related to multi-year agreements for certain services, of which $29,282, $33,571 and $17,755 will be due during the remainder of fiscal 2020, and in fiscal 2021 and fiscal 2022, respectively. The remaining $18,658 is due through fiscal 2027.

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

There are matters of litigation and other proceedings, including those described above as customer complaints, legal actions, inquiries, proceedings and investigations, where Legg Mason cannot estimate the reasonably possible loss or range of loss. The inability to provide a reasonably possible amount or range of losses is not because there is uncertainty as to the ultimate outcome of a matter, but because liability and damage issues have not developed to the point where Legg Mason can conclude that there is both a reasonable possibility of a loss and a meaningful amount or range of possible losses. There are numerous aspects to customer complaints, legal actions, inquiries, proceedings and investigations that prevent Legg Mason from estimating a related amount or range of reasonably possible losses. These aspects include, among other things, the nature of the matters; that significant relevant facts are not known, are uncertain or are in dispute; and that damages sought are not specified, are uncertain, unsupportable or unexplained. In addition, for legal actions, discovery may not yet have started, may not be complete or may not be conclusive, and meaningful settlement discussions may not have occurred. Further, for regulatory matters, investigations may run their course without any clear indication of wrongdoing or fault until their conclusion.

In management's opinion, an adequate accrual has been made as of September 30, 2019, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which probable losses become apparent or a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

Noncontrolling Interests
Legg Mason may be obligated to settle redeemable noncontrolling interests related to certain affiliates. As of September 30, 2019, affiliate redeemable noncontrolling interests, excluding amounts related to management equity plans, aggregated $514,031. In addition, as of September 30, 2019, the estimated redemption fair value for units under affiliate management equity plans (redeemable and nonredeemable) aggregated $65,004.

See Notes 10 and 13 for additional information regarding affiliate management equity plans and noncontrolling interests, respectively.

Contingent Consideration
As further discussed in Note 4, on April 10, 2019, Clarion Partners acquired a majority interest in Gramercy. The transaction included a potential contingent consideration payment of up to $3,612 (using the foreign exchange rate as of September 30, 2019, for the €3,315 potential payment), due on the fifth anniversary of closing upon the achievement of certain financial metrics. As of September 30, 2019 and March 31, 2019, contingent consideration liabilities totaling $3,625 and $1,415, respectively, were included in Other non-current liabilities in the Consolidated Balance Sheets.

10. Stock-Based Compensation

Legg Mason's stock-based compensation includes restricted stock units, stock options, an employee stock purchase plan, market and performance-based performance shares payable in common stock, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the equity incentive stock plan as of September 30, 2019, were 6,242. Options under Legg Mason’s equity incentive stock plans have been granted at prices not less than 100% of the fair market value on the date of grant. Options are generally exercisable in equal increments over four years and expire within eight years to 10 years from the date of grant.

The components of Legg Mason's total stock-based compensation expense were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Restricted stock and restricted stock units	$13,848	$12,052	$31,482	$27,039
Stock options	761	1,038	1,915	2,456
Employee stock purchase plan	84	96	338	384
Non-employee director awards	850	1,025	1,000	1,025
Affiliate management equity plans	24	719	1,647	1,494
Performance share units	3,113	1,202	6,124	2,812
Employee stock trust	9	8	17	15
Total stock-based compensation expense	$18,689	$16,140	$42,523	$35,225

Restricted Stock
Restricted stock and restricted stock unit transactions are summarized below:

	Six Months Ended September 30,
	2019		2018
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,045	$37.76	3,299	$38.09
Granted	1,205	35.50	1,174	39.09
Vested	(1,257)	38.75	(1,275)	39.75
Canceled/forfeited	(32)	35.81	(88)	37.67
Unvested shares at September 30	2,961	$36.44	3,110	$37.80

Unamortized compensation cost related to unvested restricted stock awards at September 30, 2019, of $75,632 is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options
Stock option transactions under Legg Mason's equity incentive plans are summarized below:

	Six Months Ended September 30,
	2019		2018
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,115	$39.05	4,437	$38.78
Exercised	(358)	31.72	(164)	32.80
Canceled/forfeited	(57)	44.55	(58)	43.04
Options outstanding at September 30	3,700	$39.67	4,215	$38.96

At September 30, 2019, options were exercisable for 3,296 shares, with a weighted-average exercise price of $40.25 and a weighted average remaining contractual life of 3.2 years. Unamortized compensation cost related to unvested options for 404 shares at September 30, 2019, was $1,422, which is expected to be recognized over a weighted-average period of 0.9 years.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, Legg Mason implemented a management equity plan for Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. As of September 30, 2019, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $12,100.

Effective March 1, 2016, Legg Mason implemented a management equity plan for Royce and Associates ("Royce") key employees. Under the management equity plan, minority equity interests equivalent to a 24.5% interest in the Royce entity have been issued to certain key employees. Equity holders receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses. As of September 30, 2019, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $10,800.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which was recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $24 and $719 for the three months ended September 30, 2019 and 2018, respectively, and $1,647 and $1,494 for the six months ended September 30, 2019 and 2018, respectively. The compensation expense for the six months ended September 30, 2019, includes $1,600 related to the modification of the plan settlement features, which resulted in an increase in the fair value of the awards. This arrangement provides for one-half of the cost, excluding the amount related to the plan modification, to be absorbed by the ClearBridge incentive pool. As of September 30, 2019, the estimated aggregate redemption fair value of vested units under the ClearBridge plan, as if they were currently redeemable, was approximately $42,104.

Other
As of September 30, 2019 and 2018, non-employee directors held 34 and 96 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock units in the table above.

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

As further discussed in Note 15, Legg Mason has initiated a strategic restructuring, which includes approximately $3,100 of unamortized costs associated with the acceleration of deferred compensation that will be substantially expensed during the third quarter of fiscal 2020.

11. Revenue

The following table presents Total Operating Revenues disaggregated by asset class:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Equity	$291,494	$319,482	$582,835	$634,612
Fixed Income	291,655	288,864	574,566	579,784
Alternative	137,465	129,374	245,007	250,849
Liquidity	22,650	20,707	46,216	41,087
Total Operating Revenues	$743,264	$758,427	$1,448,624	$1,506,332

Revenues by geographic location are primarily based on the location of the advisor or domicile of fund families managed by Legg Mason and do not necessarily reflect where the customer resides or the currency in which the revenues are denominated. The following table presents Total Operating Revenues disaggregated by geographic location:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
United States	$593,706	$592,741	$1,147,466	$1,163,730
United Kingdom	33,029	35,991	65,039	76,596
Other International	116,529	129,695	236,119	266,006
Total Operating Revenues	$743,264	$758,427	$1,448,624	$1,506,332

Certain sales commissions paid in connection with obtaining assets managed in retail separately managed accounts are capitalized as deferred costs. As of September 30, 2019 and March 31, 2019, capitalized sales commissions of $8,477 and $8,126, respectively, were included in Other current assets and $10,259 and $10,147, respectively, were included in Other non-current assets in the Consolidated Balance Sheets. Amortization related to capitalized sales commissions included in Compensation and benefits in the Consolidated Statements of Income was $2,349 and $2,345 for the three months ended September 30, 2019 and 2018, respectively, and $4,633 and $4,659 for the six months ended September 30, 2019 and 2018, respectively. There were no impairment losses in relation to the capitalized costs during the three or six months ended September 30, 2019 or 2018.

12. Earnings Per Share

The following table presents the computations of basic and diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Basic weighted-average shares outstanding for EPS	86,813	85,482	86,558	85,303
Potential common shares:
Dilutive employee stock options	314	130	258	233
Diluted weighted-average shares outstanding for EPS	87,127	85,612	86,816	85,536

Net Income Attributable to Legg Mason, Inc.	$67,083	$72,803	$112,433	$138,893
Less: Earnings (distributed and undistributed) allocated to participating securities	2,213	2,577	3,711	4,898
Net Income (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$64,870	$70,226	$108,722	$133,995

Net Income per share Attributable to Legg Mason, Inc. Shareholders
Basic	$0.75	$0.82	$1.26	$1.57
Diluted	0.74	0.82	1.25	1.57

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 2,973 and 3,156 for the three months ended September 30, 2019 and 2018, respectively, and 2,911 and 3,105 for the six months ended September 30, 2019 and 2018, respectively.

Options to purchase 1,655 and 2,962 shares for the three months ended September 30, 2019 and 2018, respectively, and 2,008 and 2,704 shares for the six months ended September 30, 2019 and 2018, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive.

Further, market- and performance-based awards, such as those issued to Legg Mason executive officers or those issued in the acquisition of Clarion Partners, are excluded from potential dilution until the designated market or performance condition is met.

13. Noncontrolling Interests

Net income attributable to noncontrolling interests included the following amounts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to redeemable noncontrolling interests	$8,973	$5,547	$22,329	$15,608
Net income attributable to nonredeemable noncontrolling interests	475	2,723	3,338	4,937
Total	$9,448	$8,270	$25,667	$20,545

The following tables present the changes in redeemable and nonredeemable noncontrolling interests:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(3)
Balance as of March 31, 2019	$103,630	$540,595	$48,151	$692,376	$29,784
Net income attributable to noncontrolling interests	7,205	15,124	—	22,329	3,338
Business acquisition		11,715	—	11,715	—
Net subscriptions (redemptions)	5,886	—	—	5,886	—
Purchase of affiliate noncontrolling interest:
Payment (fair value portion)	—	(8,789)	—	(8,789)	—
Change in redemption value	—	(25,708)	—	(25,708)	—
Distributions	—	(19,671)	—	(19,671)	(3,319)
Foreign exchange	—	(837)	—	(837)	—
Vesting/change in estimated redemption value	—	1,602	4,118	5,720	—
Balance as of September 30, 2019	$116,721	$514,031	$52,269	$683,021	$29,803

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(3)
Balance as of March 31, 2018	$125,047	$573,950	$33,298	$732,295	$27,731
Net income attributable to noncontrolling interests	(462)	16,070	—	15,608	4,937
Net subscriptions (redemptions)	(68,856)	—	—	(68,856)	—
Settlement of affiliate noncontrolling interest put:
Payment (2)	—	(15,547)	—	(15,547)	—
Change in redemption value	—	(12,345)	—	(12,345)	—
Distributions	—	(17,410)	—	(17,410)	(4,594)
Foreign exchange	—	(4,082)	—	(4,082)	—
Vesting/change in estimated redemption value	—	569	2,063	2,632	—
Balance as of September 30, 2018	$55,729	$541,205	$35,361	$632,295	$28,074

(1) Related to VIE and seeded investment products.
(2) Paid on October 10, 2018.
(3) Related to Royce management equity plan.

The following tables present the changes in redeemable noncontrolling interests by affiliate (exclusive of management equity plans):

	Redeemable noncontrolling interests
	EnTrust Global	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2019	$380,684	$123,502	$35,181	$1,228	$540,595
Net income (loss) attributable to noncontrolling interests	5,614	9,646	106	(242)	15,124
Business acquisition	—	—	—	11,715	11,715
Purchase of affiliate noncontrolling interest:
Payment	—	—	(8,789)	—	(8,789)
Change in redemption value	—	—	(25,708)	—	(25,708)
Distributions	(6,787)	(12,881)	—	(3)	(19,671)
Foreign exchange	—	—	(790)	(47)	(837)
Change in estimated redemption value	—	1,602	—	—	1,602
Balance as of September 30, 2019	$379,511	$121,869	$—	$12,651	$514,031

	Redeemable noncontrolling interests
	EnTrust Global	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2018	$386,884	$117,272	$68,285	$1,509	$573,950
Net income (loss) attributable to noncontrolling interests	7,269	7,814	1,127	(140)	16,070
Distributions	(5,647)	(10,359)	(1,400)	(4)	(17,410)
Settlement of affiliate noncontrolling interest put:
Payment (1)	—	—	(15,547)		(15,547)
Change in redemption value	—	—	(12,345)		(12,345)
Foreign exchange	—	—	(4,082)	—	(4,082)
Change in estimated redemption value	—	569	—	—	569
Balance as of September 30, 2018	$388,506	$115,296	$36,038	$1,365	$541,205

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

14. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Australian dollar, Singapore dollar, Japanese yen, and euro. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for legally enforceable settlement netting and close-out netting between Legg Mason and that counterparty. Other assets recorded in the Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019, were $3,666 and $4,183, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019, were $2,576 and $7,579, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds and treasuries that benchmark the hedged seed capital investments and has entered into total return swap arrangements with respect to certain Legg Mason sponsored ETFs, as further discussed below.

Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended September 30, 2019, March 31, 2019, or September 30, 2018. As of September 30, 2019, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $354,677, and open futures contracts relating to seed capital investments with aggregate notional amounts totaling $88,219. As of September 30, 2019, the weighted-average remaining contract terms for currency forward contracts was four months and for futures contracts relating to seed capital investments was three months.

Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored ETFs, which resulted in investments by each of the financial intermediaries in the respective ETF. Under the terms of each of the total return swap arrangements, Legg Mason receives the related investment gains and losses on the underlying shares of the ETF and pays a floating rate on the value of the underlying shares. Each of the total return swap arrangements allows either party to terminate all or part of the arrangement and provides for automatic termination upon occurrence of certain events. Each financial intermediary counterparty may hedge its total return swap position through an investment in the ETF and the financial intermediaries purchased interests in the related Legg Mason ETF on the date of the transactions. The aggregate notional amount for the three total return swaps outstanding as of September 30, 2019 was $42,489, with a weighted-average remaining contract term of six months. The floating rate paid on the value of the underlying securities for all total return swap arrangements outstanding as of September 30, 2019 was three-month LIBOR plus 1.6%.

In connection with the total return swap arrangements, Legg Mason executed futures contracts with notional amounts totaling $21,947 as of September 30, 2019 to partially hedge the gains and losses recognized on the total return swaps. These contracts had a weighted-average remaining contract term of two months.

The amounts above are representative of the level of non-hedge designation derivative activity throughout the three and six months ended September 30, 2019 and 2018.

As further discussed in Note 16, the total return swap arrangements create variable interests in the underlying funds for Legg Mason, and, if significant, Legg Mason is deemed to be the primary beneficiary. Accordingly, Legg Mason may consolidate ETF products with significant open total return swap arrangements.

The following table presents the derivative assets and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount as of September 30, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$4,892	$(2,628)	$2,264	$—	$—	$2,264
Futures contracts relating to:
Seed capital investments		—	—	836	3,086	3,922
Total return swaps	—	—	—	128	472	600
Total futures contracts	—	—	—	964	3,558	4,522
Total return swaps	—	—	—	438	1,419	1,857
Total derivative instruments not designated as hedging instruments	$4,892	$(2,628)	$2,264	$1,402	$4,977	$8,643

The following table presents the derivative liabilities and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount as of September 30, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(4,361)	$2,020	$(2,341)	$—	$—	$(2,341)
Total return swaps	—	—	—	(235)	1,926	1,691
Total derivative instruments not designated as hedging instruments	$(4,361)	$2,020	$(2,341)	$(235)	$1,926	$(650)

The following table presents the derivative assets and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$3,997	$(1,874)	$2,123	$—	$—	$2,123
Total return swaps	—	—	—	2,060	2,310	4,370
Total derivative instruments not designated as hedging instruments	$3,997	$(1,874)	$2,123	$2,060	$2,310	$6,493

The following table presents the derivative liabilities and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(7,465)	$2,094	$(5,371)	$—	$—	$(5,371)
Futures contracts relating to:
Seed capital investments	—	—	—	(1,798)	7,640	5,842
Total return swaps	—	—	—	(410)	1,104	694
Total futures contracts	—	—	—	(2,208)	8,744	6,536
Total derivative instruments not designated as hedging instruments	$(7,465)	$2,094	$(5,371)	$(2,208)	$8,744	$1,165

The following table presents gains (losses) recognized in the Consolidated Statements of Income on derivative instruments. As described above, the currency forward contracts and futures and forward contracts for seed capital investments included below are economic hedges of interest rate and market risk of certain operating and investing activities of Legg Mason.

		Three Months Ended September 30,
		2019		2018
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$2,339	$(6,970)	$2,052	$(3,953)
Seed capital investments	Other non-operating income (expense)	3,274	(744)	970	(121)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	1,620	(1,439)	921	(5,816)
Total return swaps	Other non-operating income (expense)	194	(217)	29	(1,389)
Total return swaps	Other non-operating income (expense)	445	(120)	392	(530)
Total gain (loss) from derivatives not designated as hedging instruments		$7,872	$(9,490)	$4,364	$(11,809)

		Six Months Ended September 30,
		2019		2018
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$4,612	$(11,088)	$6,518	$(14,038)
Seed capital investments	Other non-operating income (expense)	3,379	(688)	4,993	(645)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	1,231	(4,705)	4,014	(8,375)
Total return swaps	Other non-operating income (expense)	142	(967)	502	(3,149)
Total return swaps	Other non-operating income (expense)	1,574	—	1,665	(105)
Total gain (loss) from derivatives not designated as hedging instruments		$10,938	$(17,448)	$17,692	$(26,312)

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

This plan involves restructuring costs beginning January 1, 2019, which are primarily comprised of employee termination benefits and retention incentives expensed over identified transition periods. The restructuring costs also include charges for consolidating leased office space and other costs, including professional fees. Legg Mason expects to incur total strategic restructuring costs in the range of $125,000 to $135,000 through March 2021 that are expected to result in future cost savings. Cumulative strategic restructuring costs incurred through September 30, 2019 were $58,175, including $15,925 and $48,823 incurred during the three and six months ended September 30, 2019.

The table below presents a summary of changes in the strategic restructuring liability from January 1, 2019 through September 30, 2019, and cumulative charges incurred to date:

	Compensation and benefits	Occupancy	Other	Total
Balance as of January 1, 2019	$—	$—	$—	$—
Accrued charges	—	2,090	6,504	8,594
Balance as of March 31, 2019	—	2,090	6,504	8,594
Accrued charges	34,008	—	5,707	39,715
Payments	(5,926)	(193)	(7,063)	(13,182)
Balance as of September 30, 2019	$28,082	$1,897	$5,148	$35,127
Non-cash charges(1)
Three months ended March 31, 2019	$—	$758	$—	$758
Six months ended September 30, 2019	9,108	—	—	9,108
Total	$9,108	$758	$—	$9,866
Cumulative charges incurred through September 30, 2019	$43,116	$2,848	$12,211	$58,175
(1) Includes stock-based compensation expense and accelerated fixed asset depreciation.

The estimates for the remaining strategic restructuring costs expected to be incurred through fiscal 2021 are as follows:

	Minimum	Maximum
Compensation and benefits	$22,000	$27,000
Occupancy	22,000	24,000
Other costs	23,000	26,000
Total	$67,000	$77,000

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

	September 30, 2019		March 31, 2019		September 30, 2018
	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)
Sponsored investment partnerships	2	$10,272	2	$11,671	2	$15,196
Trust structure foreign mutual funds	8	29,437	7	23,005	5	18,875
Employee trust structure funds	1	4,619	2	6,215	2	7,063
ETFs(2)	3	2,784	3	2,821	1	2,686
Total	14	$47,112	14	$43,712	10	$43,820
(1) Represents Legg Mason's maximum risk of loss, excluding uncollected advisory fees.

(2)
Under the total return swap arrangements, Legg Mason receives the related investment gains and losses on investments in three of Legg Mason's ETFs with notional amounts totaling $42,489 as of September 30, 2019. See Note 14 for additional information regarding total return swaps.

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

The following tables reflect the impact of CIVs and other consolidated sponsored investment products in the Consolidated Balance Sheets and the Consolidated Statements of Income:
Consolidating Balance Sheets

	September 30, 2019				March 31, 2019
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Reclassifications & Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Reclassifications & Eliminations	Consolidated Totals
Current Assets	$1,615,250	$173,820	$(45,391)	$1,743,679	$1,916,485	$144,091	$(40,720)	$2,019,856
Non-current assets	6,054,003	6,341	(1,721)	6,058,623	5,768,265	8,993	(2,992)	5,774,266
Total Assets	$7,669,253	$180,161	$(47,112)	$7,802,302	$7,684,750	$153,084	$(43,712)	$7,794,122
Current Liabilities	$769,405	$16,328	$—	$785,733	$1,104,002	$5,742	$—	$1,109,744
Non-current liabilities	2,584,423	—	—	2,584,423	2,302,463	—	—	2,302,463
Total Liabilities	3,353,828	16,328	—	3,370,156	3,406,465	5,742	—	3,412,207
Redeemable Non-controlling interests	566,300	—	116,721	683,021	588,746	—	103,630	692,376
Total Stockholders’ Equity	3,749,125	163,833	(163,833)	3,749,125	3,689,539	147,342	(147,342)	3,689,539
Total Liabilities and Equity	$7,669,253	$180,161	$(47,112)	$7,802,302	$7,684,750	$153,084	$(43,712)	$7,794,122

(1)	Other represents consolidated sponsored investment product VREs that are not designated as CIVs.

Consolidating Statements of Income (Loss)

$51,439

	Three Months Ended
	September 30, 2019				September 30, 2018
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$743,420	$—	$(156)	$743,264	$758,530	$—	$(103)	$758,427
Total Operating Expenses	617,145	776	366	618,287	622,430	386	(117)	622,699
Operating Income (Loss)	126,275	(776)	(522)	124,977	136,100	(386)	14	135,728
Total Non-Operating Income (Expense)	(21,718)	4,971	(2,945)	(19,692)	(22,189)	(4,265)	1,643	(24,811)
Income (Loss) Before Income Tax Provision	104,557	4,195	(3,467)	105,285	113,911	(4,651)	1,657	110,917
Income tax provision	28,754	—	—	28,754	29,844	—	—	29,844
Net Income (Loss)	75,803	4,195	(3,467)	76,531	84,067	(4,651)	1,657	81,073
Less: Net income (loss) attributable to noncontrolling interests	8,720	442	286	9,448	11,264	(267)	(2,727)	8,270
Net Income Attributable to Legg Mason, Inc.	$67,083	$3,753	$(3,753)	$67,083	$72,803	$(4,384)	$4,384	$72,803
(1) Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

	Six Months Ended
	September 30, 2019				September 30, 2018
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$1,448,905	$—	$(281)	$1,448,624	$1,506,638	$—	$(306)	$1,506,332
Total Operating Expenses	1,238,436	1,126	150	1,239,712	1,244,246	1,078	(396)	1,244,928
Operating Income (Loss)	210,469	(1,126)	(431)	208,912	262,392	(1,078)	90	261,404
Total Non-Operating Income (Expense)	(32,772)	15,056	(6,294)	(24,010)	(41,973)	(543)	1,069	(41,447)
Income (Loss) Before Income Tax Provision	177,697	13,930	(6,725)	184,902	220,419	(1,621)	1,159	219,957
Income tax provision	46,802	—	—	46,802	60,519	—	—	60,519
Net Income (Loss)	130,895	13,930	(6,725)	138,100	159,900	(1,621)	1,159	159,438
Less: Net income (loss) attributable to noncontrolling interests	18,462	966	6,239	25,667	21,007	(127)	(335)	20,545
Net Income Attributable to Legg Mason, Inc.	$112,433	$12,964	$(12,964)	$112,433	$138,893	$(1,494)	$1,494	$138,893

Non-Operating Income (Expense) of CIVs and Other includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

As of September 30, 2019 and March 31, 2019, financial assets of CIVs carried at fair value totaling $76,102 and $70,197, respectively, were valued using Level 1 inputs, $82,112 and $55,182, respectively, were valued using Level 2 inputs, and $7,872 and $12,547, respectively, were valued using NAV as a practical expedient. As of September 30, 2019 and March 31, 2019, financial liabilities of CIVs carried at fair value of $12,622 and $4,217, respectively, were valued using Level 2 inputs.

There were no transfers between Level 1 and Level 2 assets or liabilities during the three and six months ended September 30, 2019 and 2018.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of September 30, 2019
Category of Investment	Investment Strategy	September 30, 2019		March 31, 2019	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$7,872	(1)	$12,547	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 12% daily redemption; 23% monthly redemption; 55% quarterly redemption; and 10% are subject to three to five-year lock-up or side pocket provisions.

Legg Mason's carrying value and maximum risk of loss for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, were as follows:

	As of September 30, 2019		As of March 31, 2019
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
Real Estate Investment Trusts	$12,733	$14,728	$10,812	$15,241
Other investment funds	32,710	51,289	25,155	45,897
Total	$45,443	$66,017	$35,967	$61,138

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $29,585,663 and $29,025,764 as of September 30, 2019 and March 31, 2019, respectively.

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

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks or uncertainties. Forward-looking statements are typically identified by words or phrases such as “achieve,” “anticipate,” “assume,” “believe,” “continue,” “current,” “estimate,” “expect,” “intention,” “maintain,” “opportunity,” “position,” “potential,” “projection,” “remain,” “seek,” “sustain,” “trend” and similar expressions, or future or conditional verbs such as “could,” “may,” “should,” "will," "would" and similar expressions. Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statement. Such risks, uncertainties and other factors include, among others, information or anticipated information relating to: our expectations regarding financial market conditions, including interest rate volatility, future investment performance of our affiliates, and future net client cash flows; the performance of our business, including revenues, net income, earnings per share, dividends, investments, capital expenditures, and other conditions; our expense levels; changes in our business or in the amount or composition of our client assets under management ("AUM"); the expected effects of acquisitions and other transactions and their effect on our business; changes in tax regulations and rates, including the effect on our estimated effective income tax rate; the expected costs and benefits of our ongoing strategic restructuring; and other regulatory or legislative changes.

Actual results may differ materially from those expressed in forward-looking information as a result of various factors, some of which are beyond our control, including, but not limited to, the foregoing factors as well as those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2019. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date of any such statement or to reflect the occurrence of unanticipated events.

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

Our revenues and net income are derived primarily from AUM and fees associated with our investment products. Accordingly, changes in global financial markets, the composition and level of AUM, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our results of operations. Our most significant operating expenses are employee compensation and benefits, a majority of which is variable and includes incentive compensation, and distribution and servicing expenses, which consist primarily of fees paid to third-party distributors for selling our asset management products and services. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates, and changes in currency exchange rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services, vehicles, and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share, including, in particular, passive products, and corresponding flows out of products in which we do have market share. For a further discussion of factors that may affect our results of operations, refer to the discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019.

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

The strategic priorities and key drivers discussed above are designed to drive improvements in our net flows, earnings, cash flows, AUM and other key metrics, including operating margin, which are discussed in our quarterly results discussion below.

Strategic Restructuring
During the fourth quarter of fiscal 2019, we initiated a strategic restructuring to reduce costs, which included corporate and distribution functions, as well as efficiency initiatives at certain smaller affiliates that operate outside of revenue-sharing arrangements. We expect to incur aggregate strategic restructuring costs in the range of $125 million to $135 million through March 2021. We expect the strategic restructuring will result in future annual cost savings of $100 million or more, achieved on an annual run rate basis by the end of fiscal 2021. During the three and six months ended September 30, 2019, we incurred $15.9 million, or $0.13 per diluted share, and $48.8 million, or $0.40 per diluted share, respectively, of costs related to the strategic restructuring. See Note 15 of Notes to Consolidated Financial Statements for additional information. We achieved $15 million of savings related to the strategic restructuring during the three months ended September 30, 2019, for cumulative achieved savings of $29 million since January 1, 2019.

In addition, during the three and six months ended September 30, 2019, we incurred $3.8 million, or $0.03 per diluted share, of restructuring costs for other corporate matters, and during the three and six months ended September 30, 2018, we incurred $5.6 million, or $0.05 per diluted share, and $8.4 million, or $0.07 per diluted share, respectively, of costs associated with our previous corporate restructuring plans. We do not attribute to, or include, these other corporate restructuring costs in our strategic restructuring.

Net Income Attributable to Legg Mason, Inc.
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2019, was $67.1 million, or $0.74 per diluted share, as compared to $72.8 million, or $0.82 per diluted share for the three months ended September 30, 2018. As further discussed below, the decrease in Net Income Attributable to Legg Mason, Inc. was primarily due to the $15.9 million of strategic restructuring costs and $3.8 million of corporate restructuring costs recognized in the current year period, a $2.8 million, or $0.03 per diluted share, discrete tax benefit recognized in the prior year period related to the completion of an audit, and an increase in compensation expense for corporate and distribution personnel, including increased sales commissions. These items were offset in part by approximately $15 million in savings from our strategic restructuring and the $5.6 million of corporate restructuring costs recognized in the prior year period.

Although average AUM increased 4% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, Total Operating Revenues decreased, primarily driven by lower operating revenue yields, as further discussed below.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
Concerns about economic growth dominated world financial markets during the three months ended September 30, 2019, due to ongoing trade tensions between the U.S. and China and continued signs of a slowing global economy. In response to increased volatility during the quarter and in an effort to prolong economic expansion, the U.S. Federal Reserve reduced the target federal funds rate, which ended the quarter at 2.0%, by 0.25% at both its July and September meetings. From a sector standpoint, the real estate, utilities, and consumer staples sectors performed strongest during the quarter while energy and health care lagged. While equity markets in the U.S. generally achieved modest gains during the quarter, developed international equity markets declined during the quarter as volatility increased in late summer due to political tensions in Europe, uncertainty related to Brexit, and ongoing trade disputes between the U.S. and China. Emerging equity markets also declined during the quarter despite central banks worldwide increasing monetary stimulus and lowering interest rates.

Global bond markets were mixed during the quarter. The broad U.S. bond market posted positive returns for the quarter. Treasury yields declined throughout the quarter, especially for longer maturities, due to low global interest rates and expectations of lower inflation and economic growth in the U.S. Non-U.S. developed market government bonds generally recorded negative returns in U.S. dollar terms as the strengthening dollar weighed on returns of most bonds denominated in local currencies. Yields on non-U.S. developed market bonds also declined, due to slowing economic growth and low inflation. Many major central banks reduced interest rates during the quarter. Investment-grade and high yield corporate bonds recorded modest returns, driven by strong demand and momentum in the stock market.

The following table summarizes the returns for various major market indices:

	% Change for the Three Months Ended September 30,		% Change for the Six Months Ended September 30,
Indices(1)	2019	2018	2019	2018
Dow Jones Industrial Average(2)	1.2%	9.0%	3.8%	9.8%
S&P 500(2)	1.2%	7.2%	5.0%	10.3%
Nasdaq Composite Index(2)	(0.1)%	7.1%	3.5%	13.9%
Barclays Capital U.S. Aggregate Bond Index	2.3%	—%	5.4%	(0.1)%
Barclays Capital Global Aggregate Bond Index	0.7%	(0.9)%	4.0%	(3.7)%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., Nasdaq Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

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

Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018

Assets Under Management

Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Alternative		Liquidity
-	Large Cap Growth	-	U.S. Intermediate Investment Grade	-	Real Estate	-	U.S. Managed Cash
-	Equity Income	-	U.S. Long Duration	-	Hedge Funds	-	U.S. Municipal Cash
-	All Cap Growth	-	U.S. Credit Aggregate	-	Listed Infrastructure
-	Large Cap Value	-	Global Opportunistic Fixed Income
-	International Equity	-	Global Fixed Income
-	Large Cap Core	-	U.S. Municipal
-	Small Cap Core	-	Global Sovereign
-	All Cap Value	-	Non-Traditional Bond
-	Small Cap Value	-	Global Government
-	Small Cap Growth	-	High Yield
-	Mid Cap Core	-	Intermediate
-	Small/Mid Cap	-	Liability Driven
-	Emerging Markets Equity	-	Emerging Markets Debt
-	Small Cap International
-	Mid Cap Growth
-	Global Equity

The components of the changes in our AUM (in billions) were as follows:

	Three Months Ended
	September 30,
	2019	2018
Beginning of period	$780.2	$744.6
Net client cash flows:
Investment funds, excluding liquidity products(1):
Subscriptions	17.3	12.9
Redemptions	(14.5)	(14.8)
Long-term separate account flows, net	(3.0)	0.9
Total long-term flows	(0.2)	(1.0)
Liquidity fund flows, net	(3.1)	3.5
Liquidity separate account flows, net	(0.4)	(0.5)
Total liquidity flows	(3.5)	3.0
Total net client cash flows	(3.7)	2.0
Realizations(2)	(0.2)	(0.2)
Market performance and other(3)	8.7	11.0
Impact of foreign exchange	(3.2)	(2.0)
End of period	$781.8	$755.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

AUM at September 30, 2019 was $781.8 billion, a slight increase from June 30, 2019. Total net client outflows were $3.7 billion, with $3.5 billion of net client outflows from the liquidity asset class, and $0.2 billion of net client outflows from long-term asset classes. Long-term asset net outflows were comprised of equity net outflows of $2.1 billion and fixed income net outflows of $0.5 billion, substantially offset by alternative net inflows of $2.4 billion. Equity net outflows were primarily in products managed by Brandywine Global Investment Management ("Brandywine"), QS Investors and Royce & Associates ("Royce"). Fixed income net outflows were primarily in products managed by Brandywine and Western Asset Management Company ("Western Asset"). Alternative net inflows were in products managed by Clarion Partners, EnTrust Global and RARE Infrastructure. In general, we earn higher fees and profits per dollar of alternative and equity AUM, and outflows in those asset classes more negatively impact our revenues and Net Income (Loss) Attributable to Legg Mason, Inc. than do outflows in the fixed income and liquidity asset classes. The positive impact of market performance and other was $8.7 billion. The negative impact of foreign exchange fluctuations was $3.2 billion.

Our net client cash flows also reflect the significant industry-wide flow pressure for active managers of equity and fixed income assets discussed above under the heading "Business Environment".

AUM by Asset Class
AUM by asset class (in billions) was as follows:

As of September 30,	2019	% of Total	2018	% of Total	% Change
Equity	$203.3	26%	$214.5	28%	(5)%
Fixed income	442.7	57	411.0	55	8
Alternative	72.6	9	67.4	9	8
Total long-term assets	718.6	92	692.9	92	4
Liquidity	63.2	8	62.5	8	1
Total	$781.8	100%	$755.4	100%	3%

Average AUM by asset class (in billions) was as follows:

Three months ended September 30,	2019	% of Total	2018	% of Total	% Change
Equity	$204.2	26%	$212.2	28%	(4)%
Fixed income	440.9	57	411.4	55	7
Alternative	71.5	9	66.4	9	8
Total long-term assets	716.6	92	690.0	92	4
Liquidity	63.2	8	60.2	8	5
Total	$779.8	100%	$750.2	100%	4%

The component changes in our AUM by asset class (in billions) were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
June 30, 2019	$205.6	$438.0	$70.1	$713.7	$66.5	$780.2
Investment funds, excluding liquidity funds(1):
Subscriptions	5.9	9.2	2.2	17.3	—	17.3
Redemptions	(6.5)	(7.3)	(0.7)	(14.5)	—	(14.5)
Separate account flows, net	(1.5)	(2.4)	0.9	(3.0)	(0.4)	(3.4)
Liquidity fund flows, net	—	—	—	—	(3.1)	(3.1)
Net client cash flows	(2.1)	(0.5)	2.4	(0.2)	(3.5)	(3.7)
Realizations(2)	—	—	(0.2)	(0.2)	—	(0.2)
Market performance and other(3)	0.2	7.7	0.5	8.4	0.3	8.7
Impact of foreign exchange	(0.4)	(2.5)	(0.2)	(3.1)	(0.1)	(3.2)
September 30, 2019	$203.3	$442.7	$72.6	$718.6	$63.2	$781.8

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

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

The component changes in our AUM by distribution channel (in billions):

	Global Distribution	Affiliate/Other	Total
June 30, 2019	$354.7	$425.5	$780.2
Net client cash flows, excluding liquidity funds	2.6	(3.2)	(0.6)
Liquidity fund flows, net	—	(3.1)	(3.1)
Net client cash flows	2.6	(6.3)	(3.7)
Realizations(1)	—	(0.2)	(0.2)
Market performance and other(2)	2.1	6.6	8.7
Impact of foreign exchange	(1.2)	(2.0)	(3.2)
September 30, 2019	$358.2	$423.6	$781.8

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

Operating Revenue Yield
We calculate operating revenue yields as the ratio of annualized total operating revenues, less performance fees, to average AUM. Our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 36 basis points ("bps") and 38 bps, for the three months ended September 30, 2019 and 2018, respectively. Our operating revenue yields by asset class and distribution channel were as follows:

Three Months Ended September 30,
	2019	2018
Asset Class:
Equity	57 bps	60 bps
Fixed Income	26 bps	27 bps
Alternative	58 bps	61 bps
Liquidity	14 bps	14 bps
Total	36 bps	38 bps

Distribution Channel:
Global Distribution	41 bps	43 bps
Affiliate/Other	33 bps	35 bps

Our total operating revenue yield declined over the last year primarily due to asset mix, the shift to lower fee vehicles and share classes and specific fee reductions. The operating revenue yields for managing equity and alternative assets declined over the last year primarily due to a shift in the mix of assets from higher fee to lower fee vehicles and share classes and from higher fee to lower fee earning affiliates, and specific fee reductions.

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

Investment Performance

For a discussion of market conditions during the three and six months ended September 30, 2019, see "Business Environment".

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2019				As of September 30, 2018
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	75%	79%	82%	84%	43%	73%	78%	84%
Equity:
Large cap	62%	25%	67%	42%	13%	17%	33%	61%
Small cap	81%	67%	55%	40%	38%	65%	41%	39%
Total equity (includes other equity)	66%	56%	54%	48%	22%	28%	37%	59%
Fixed income:
U.S. taxable	90%	100%	95%	99%	50%	93%	93%	95%
U.S. tax-exempt (includes only one strategy)	100%	100%	100%	100%	100%	100%	100%	100%
Global taxable	41%	92%	78%	97%	17%	91%	92%	99%
Total fixed income	75%	97%	90%	98%	42%	93%	93%	96%
Alternative	97%	88%	98%	99%	67%	71%	92%	59%
The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages(2) for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2019				As of September 30, 2018
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	70%	66%	71%	64%	37%	59%	61%	66%
Equity:
Large cap	73%	41%	72%	53%	25%	49%	50%	57%
Small cap	45%	80%	60%	32%	64%	73%	34%	46%
Total equity (includes other equity)	66%	54%	69%	48%	36%	51%	45%	53%
Fixed income:
U.S. taxable	92%	95%	90%	91%	34%	85%	88%	90%
U.S. tax-exempt	12%	37%	28%	26%	63%	18%	58%	57%
Global taxable	48%	35%	33%	82%	26%	56%	64%	79%
Total fixed income	74%	78%	73%	78%	38%	69%	79%	81%
Alternative (includes only three funds)	49%	0%	n/a	n/a	0%	0%	92%	n/a
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

As of September 30, 2019 and 2018, approximately 87% and 89%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.
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
Effective July 1, 2019, comparative benchmarks for certain strategies were added to measure relative performance where a stated benchmark was not previously provided.  For comparative purposes, prior periods have been updated to reflect the relative returns using these comparative benchmarks, where applicable.

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of both September 30, 2019 and 2018, the U.S. long-term mutual fund assets represented in the data accounted for 19% of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

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

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Investment advisory fees:
Separate accounts	$264.4	$261.5	$2.9	1%
Funds	375.8	383.9	(8.1)	(2)
Performance fees	34.9	31.9	3.0	9
Distribution and service fees	67.1	79.1	(12.0)	(15)
Other	1.1	2.0	(0.9)	(45)
Total Operating Revenues	$743.3	$758.4	$(15.1)	(2)%

Despite a 4% increase in average AUM, Total Operating Revenues for the three months ended September 30, 2019, decreased $15.1 million, or 2%, to $743.3 million, as compared to $758.4 million for the three months ended September 30, 2018, primarily due to a decrease in distribution and service fees, reflecting a shift to lower fee earning mutual fund share classes and lower average fund AUM earning distribution fee revenue, and a decrease in investment advisory fees from funds, reflecting a shift in asset mix to lower fee asset classes, the shift from funds to lower fee vehicles and specific fee reductions.

Investment advisory fees from separate accounts increased $2.9 million, or 1%, to $264.4 million, as compared to $261.5 million for the three months ended September 30, 2018. Fees earned on fixed income assets increased $5.5 million, reflecting an increase in average fixed income AUM, offset in part by a reduction in the average fee rates earned on fixed income assets. This increase was offset in part by a $1.6 million decrease in fees earned on equity assets, driven by lower average equity AUM, and a $1.0 million decrease in fees earned on alternative assets, reflecting a reduction in the average fee rates earned on alternative assets, offset in part by an increase in average alternative AUM.

Investment advisory fees from funds decreased $8.1 million, or 2%, to $375.8 million, as compared to $383.9 million for the three months ended September 30, 2018. Fees earned on equity assets decreased $14.9 million, driven by lower average equity AUM. This decrease was offset in part by a $4.3 million increase in fees earned on alternative assets, driven by higher average alternative AUM, and a $3.2 million increase in fees earned on fixed income assets, reflecting an increase in average fixed income AUM, offset in part by a reduction in the average fee rates earned on fixed income assets.

As of September 30, 2019 and 2018, approximately 11% and 12%, respectively, of our long-term average AUM was in accounts that were eligible to earn performance fees at some point during the respective fiscal year. Performance fees earned by Clarion Partners on assets invested with them prior to the acquisition closing in April 2016 are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement, and recorded as compensation expense, and therefore have no impact on Net Income Attributable to Legg Mason, Inc. We expect the majority of pass through performance fees at Clarion Partners to phase out by fiscal 2022. Excluding AUM eligible to earn pass through performance fees, approximately 7% and 8% of our long-term average AUM was in accounts that were performance fee eligible as of September 30, 2019 and 2018.

Investment advisory performance fees increased $3.0 million, or 9%, to $34.9 million, as compared to $31.9 million for the three months ended September 30, 2018, driven by a $9.1 million increase in performance fees at Clarion Partners that were not passed through as compensation expense, offset in part by a $4.0 million decrease in performance fees, primarily at Brandywine and EnTrust Global, and a $2.1 million decrease in pass through performance fees at Clarion Partners.

Distribution and service fees decreased $12.0 million, or 15%, to $67.1 million, as compared to $79.1 million for the three months ended September 30, 2018, primarily due to a reduction in the average fee rate earned on mutual fund AUM subject to distribution and service fees, reflecting a shift to lower fee share classes. A reduction in average AUM subject to distribution and service fees also contributed to the decrease.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Compensation and benefits	$377.7	$364.9	$12.8	4%
Distribution and servicing	105.1	114.5	(9.4)	(8)
Communications and technology	54.0	57.5	(3.5)	(6)
Occupancy	26.8	27.4	(0.6)	(2)
Amortization of intangible assets	5.4	6.1	(0.7)	(11)
Contingent consideration fair value adjustments	—	0.1	(0.1)	n/m
Other	49.3	52.2	(2.9)	(6)
Total Operating Expenses	$618.3	$622.7	$(4.4)	(1)%
n/m - not meaningful

Operating expenses for the three months ended September 30, 2019 and 2018, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period. The remaining operating expenses are corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Salaries and incentives	$282.6	$281.7	$0.9	—%
Benefits and payroll taxes (including deferred compensation)	55.6	55.2	0.4	1
Strategic restructuring	14.4	—	14.4	n/m
Affiliate charges	0.3	—	0.3	n/m
Performance fee pass through	21.9	24.0	(2.1)	(9)
Gains on deferred compensation and seed capital investments	2.9	4.0	(1.1)	(28)
Compensation and benefits	$377.7	$364.9	$12.8	4%
n/m - not meaningful

Compensation and benefits increased 4% to $377.7 million for the three months ended September 30, 2019, as compared to $364.9 million for the three months ended September 30, 2018.

•
Salaries and incentives increased $0.9 million, to $282.6 million, as compared to $281.7 million for the three months ended September 30, 2018. The slight increase was primarily due to a $4.8 million increase in net compensation at investment affiliates, driven by an increase in operating revenues at certain non-revenue share-based and revenue share-based affiliates. Increases in operating revenues at revenue-share based affiliates typically create a corresponding increase in compensation per the applicable revenue share agreements. A $4.5 million increase in salary and incentive compensation expense related to corporate and distribution personnel, including increased sales commissions also contributed to the increase. These increases were substantially offset by $7.5 million in savings associated with our strategic restructuring.

•
Strategic restructuring costs of $14.4 million for the three months ended September 30, 2019, were primarily comprised of employee termination benefit costs, including severance and the acceleration of deferred compensation awards. See Note 15 of Notes to Consolidated Financial Statements for additional information.

Compensation as a percentage of operating revenues increased to 50.8%, as compared to 48.1% for the three months ended September 30, 2018, primarily due to costs incurred in connection with our strategic restructuring.

Distribution and servicing expense decreased $9.4 million, or 8%, to $105.1 million, as compared to $114.5 million for the three months ended September 30, 2018, reflecting a shift in average AUM subject to distribution and service fees to lower fee share classes, as previously discussed.

Communications and technology expense decreased $3.5 million, or 6%, to $54.0 million, as compared to $57.5 million for the three months ended September 30, 2018, primarily due to savings associated with our strategic restructuring.

Other expense decreased $2.9 million, or 6%, to $49.3 million, as compared to $52.2 million for the three months ended September 30, 2018, primarily due to $5.3 million of savings associated with our strategic restructuring and $3.5 million of corporate restructuring costs recognized in the prior year period. These decreases were offset in part by $3.8 million in corporate restructuring costs and $1.0 million of strategic restructuring costs recognized in the current year period.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Interest income	$2.6	$2.4	$0.2	8%
Interest expense	(27.3)	(29.8)	2.5	(8)
Other income (expense), net	0.5	6.6	(6.1)	(92)
Non-operating income (expense) of consolidated investment vehicles, net	4.5	(4.0)	8.5	(213)
Total Non-Operating Income (Expense)	$(19.7)	$(24.8)	$5.1	(21)%

Interest expense decreased $2.5 million, or 8%, to $27.3 million, as compared to $29.8 million for the three months ended September 30, 2019, primarily due to the repayment of $125.5 million of outstanding borrowings under our unsecured revolving credit agreement (the "Credit Agreement") in September 2018 and the repayment of our $250 million 2.7% Senior Notes in July 2019.

Other income (expense), net, totaled income of $0.5 million for the three months ended September 30, 2019, as compared to income of $6.6 million for the three months ended September 30, 2018. The three months ended September 30, 2019 included net market gains of $2.9 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and $0.4 million of net market gains on investments of consolidated sponsored investment products that are not designated as consolidated investment vehicles ("CIVs"), which have no impact on Net Income Attributable to Legg Mason, Inc., as the gains are fully attributable to noncontrolling interests. These gains were substantially offset by net market losses on corporate investments not offset in compensation expense of $2.9 million. The three months ended September 30, 2018 included net market gains of $4.0 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense and net market gains on corporate investments not offset in compensation of $2.9 million.

Non-operating income (expense) of CIVs, net, totaled income of $4.5 million for the three months ended September 30, 2019, as compared to expense of $4.0 million for the three months ended September 30, 2018. The change was due to activity of the CIVs during the respective periods. See Note 16 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision
The income tax provision was $28.8 million for the three months ended September 30, 2019, as compared to $29.8 million for the three months ended September 30, 2018. The effective tax rate was 27.3% for the three months ended September 30, 2019, as compared to 26.9% for the three months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 reflects discrete tax expense of $0.2 million for vested stock awards with a grant date exercise price higher than the related vesting date stock prices which increased the effective tax rate by 0.2 percentage points. For the three months ended September 30, 2018, a discrete tax benefit of $2.8 million was recognized related to the completion of a prior year tax audit, which decreased the effective tax rate by 2.5 percentage points.

CIVs and other consolidated sponsored investment products reduced the effective tax rate by 0.2 percentage points and increased the effective tax rate by 0.7 percentage points for the three months ended September 30, 2019 and 2018, respectively.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2019 was $67.1 million, or $0.74 per diluted share, as compared to $72.8 million, or $0.82 per diluted share, for the three months ended September 30, 2018. The decrease in Net Income Attributable to Legg Mason, Inc. was primarily due to $15.9 million, or $0.13 per diluted share, of strategic restructuring costs and $3.8 million, or $0.03 per diluted share, of corporate restructuring recognized in the current year period, a $2.8 million, or $0.03 per diluted share, discrete tax benefit recognized in the prior year period related to the completion of an audit, as well as the previously discussed increase in compensation expense for corporate and distribution personnel, including increased sales commissions. These items were offset in part by $15.5 million, or $0.13 per diluted share, in savings from our strategic restructuring and $5.6 million, or $0.05 per diluted share, of corporate restructuring costs recognized in the prior year period.

Operating margin was 16.8% for the three months ended September 30, 2019, as compared to 17.9% for the three months ended September 30, 2018, reflecting the strategic and corporate restructuring costs discussed above for the three months ended September 30, 2019.

Six Months Ended September 30, 2019, Compared to Six Months Ended September 30, 2018

Assets Under Management

The components of the changes in our AUM (in billions) were as follows:

	Six Months Ended September 30,
	2019	2018
Beginning of period	$758.0	$754.1
Net client cash flows:
Investment funds, excluding liquidity funds(1)
Subscriptions	35.2	26.8
Redemptions	(30.6)	(31.0)
Long-term separate account flows, net	(3.7)	2.3
Total long-term flows	0.9	(1.9)
Liquidity fund flows, net	(5.2)	2.6
Liquidity separate account flows, net	0.1	(2.6)
Total liquidity flows	(5.1)	—
Total net client cash flows	(4.2)	(1.9)
Realizations(2)	(0.6)	(0.5)
Market performance and other(3)	30.6	12.2
Impact of foreign exchange	(2.6)	(8.5)
Acquisition	0.6	—
End of period	$781.8	$755.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

AUM at September 30, 2019, was $781.8 billion, an increase of $23.8 billion, or 3%, from March 31, 2019. Total net client outflows were $4.2 billion, as $5.1 billion of net client outflows in the liquidity asset class were partially offset by $0.9 billion of net client inflows into long-term asset classes. Long-term asset net inflows were comprised of fixed income net inflows of $3.4 billion and alternative net inflows of $3.2 billion, offset in part by equity net outflows of $5.7 billion. Fixed income net inflows were primarily from products managed by Western Asset and Brandywine. Alternative net inflows were primarily in products managed by Clarion Partners and EnTrust Global. Equity net outflows were primarily from products managed by ClearBridge, Brandywine, QS Investors, Royce and Martin Currie. The positive impact of market performance and other was $30.6 billion and the negative impact of foreign currency exchange rate fluctuations was $2.6 billion.

Average AUM by asset class (in billions) were as follows:

Six Months Ended September 30,	2019	% of Total	2018	% of Total	% Change
Equity	$203.2	26%	$208.9	28%	(3)%
Fixed Income	433.3	56	414.3	55	5
Alternative	70.5	9	66.2	9	6
Total long-term assets	707.0	91	689.4	92	3
Liquidity	64.8	9	61.3	8	6
Total	$771.8	100%	$750.7	100%	3%

The component changes in our AUM by asset class (in billions) were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2019	$202.0	$419.6	$68.6	$690.2	$67.8	$758.0
Investment funds, excluding liquidity funds(1):
Subscriptions	13.0	18.5	3.7	35.2	—	35.2
Redemptions	(15.4)	(13.6)	(1.6)	(30.6)	—	(30.6)
Separate account flows, net	(3.3)	(1.5)	1.1	(3.7)	0.1	(3.6)
Liquidity fund flows, net	—	—	—	—	(5.2)	(5.2)
Net client cash flows	(5.7)	3.4	3.2	0.9	(5.1)	(4.2)
Realizations(2)	—	—	(0.6)	(0.6)	—	(0.6)
Market performance and other(3)	7.4	21.5	1.1	30.0	0.6	30.6
Impact of foreign exchange	(0.4)	(1.8)	(0.3)	(2.5)	(0.1)	(2.6)
Acquisition	—	—	0.6	0.6	—	0.6
September 30, 2019	$203.3	$442.7	$72.6	$718.6	$63.2	$781.8

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2018	$203.0	$422.3	$66.1	$691.4	$62.7	$754.1
Investment funds, excluding liquidity funds(1):
Subscriptions	10.0	14.1	2.7	26.8	—	26.8
Redemptions	(12.6)	(15.8)	(2.6)	(31.0)	—	(31.0)
Separate account flows, net	(0.7)	2.5	0.5	2.3	(2.6)	(0.3)
Liquidity fund flows, net	—	—	—	—	2.6	2.6
Net client cash flows	(3.3)	0.8	0.6	(1.9)	—	(1.9)
Realizations(2)	—	—	(0.5)	(0.5)	—	(0.5)
Market performance and other (3)	16.3	(6.0)	1.5	11.8	0.4	12.2
Impact of foreign exchange	(1.5)	(6.1)	(0.3)	(7.9)	(0.6)	(8.5)
September 30, 2018	$214.5	$411.0	$67.4	$692.9	$62.5	$755.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

AUM by Distribution Channel
The component changes in our AUM by distribution channel (in billions) were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2019	$339.3	$418.7	$758.0
Net client cash flows, excluding liquidity funds	6.6	(5.6)	1.0
Liquidity fund flows, net	—	(5.2)	(5.2)
Net client cash flows	6.6	(10.8)	(4.2)
Realizations(1)	—	(0.6)	(0.6)
Market performance and other(2)	13.2	17.4	30.6
Impact of foreign exchange	(0.9)	(1.7)	(2.6)
Acquisition	—	0.6	0.6
September 30, 2019	$358.2	$423.6	$781.8

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(2)	Other primarily includes the reinvestment of dividends.

	Global Distribution	Affiliate/Other	Total
March 31, 2018	$333.5	$420.6	$754.1
Net client cash flows, excluding liquidity funds	(1.3)	(3.2)	(4.5)
Liquidity fund flows, net	—	2.6	2.6
Net client cash flows	(1.3)	(0.6)	(1.9)
Realizations(1)	—	(0.5)	(0.5)
Market performance and other (2)	12.7	(0.5)	12.2
Impact of foreign exchange	(3.3)	(5.2)	(8.5)
September 30, 2018	$341.6	$413.8	$755.4

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(2)	Other primarily includes the reinvestment of dividends.

Results of Operations

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2019		2018	$ Change	% Change
Investment advisory fees:
Separate accounts	$524.9	—	$521.5	$3.4	1%
Funds	742.6		767.4	(24.8)	(3)
Performance fees	41.7		55.9	(14.2)	(25)
Distribution and service fees	137.0		158.3	(21.3)	(13)
Other	2.4		3.2	(0.8)	(25)
Total Operating Revenues	$1,448.6		$1,506.3	$(57.7)	(4)%

Despite a 3% increase in average AUM, Total Operating Revenues for the six months ended September 30, 2019, were $1.45 billion, a decrease of 4% from $1.51 billion for the six months ended September 30, 2018, primarily due to a decrease in investment advisory fees from funds, reflecting a shift in asset mix to lower fee asset classes, the shift from funds to lower fee vehicles and specific fee reductions, and a decrease in distribution and service fees, reflecting a shift to lower fee earning mutual fund share classes and lower average fund AUM earning distribution fee revenue. Performance fees also decreased $14.2 million, $13.7 million of which was in performance fees that were passed through as compensation expense.

Investment advisory fees from separate accounts increased $3.4 million, or 1%, to $524.9 million, as compared to $521.5 million for the six months ended September 30, 2018. Fees earned on fixed income assets increased $7.5 million, reflecting an increase in average fixed income AUM, offset in part by a reduction in the average fee rates earned on fixed income assets. This increase was offset in part by a $2.6 million decrease in fees earned on alternative assets, driven by lower average fee rates earned on alternative assets, offset in part by an increase in average alternative AUM, and a $2.1 million decrease in fees earned on equity assets, reflecting both a reduction in the average fee rates earned on equity assets and a decrease in average equity AUM.

Investment advisory fees from funds decreased $24.8 million, or 3%, to $742.6 million, as compared to $767.4 million for the six months ended September 30, 2018. Fees earned on equity assets decreased $27.4 million, driven by lower average equity AUM, and fees earned on fixed income assets decreased $4.3 million, driven by a reduction in the average fees rates earned on fixed income assets, offset in part by an increase in average fixed income AUM. These decreases were offset in part by a $7.4 million increase in fees earned on alternative assets, driven by higher average alternative AUM.

Investment advisory performance fees decreased $14.2 million, to $41.7 million, as compared to $55.9 million for the six months ended September 30, 2018, driven by a $13.7 million decrease in performance fees at Clarion Partners that were passed through as compensation expense.

Distribution and service fees decreased $21.3 million, or 13%, to $137.0 million, as compared to $158.3 million for the six months ended September 30, 2018, primarily due to a reduction in the average fee rate earned on mutual fund AUM subject to distribution and service fees, reflecting a shift to lower fee share classes. A reduction in average AUM subject to distribution and service fees also contributed to the decrease.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2019	2018	$ Change	% Change
Compensation and benefits	$757.6	$726.5	$31.1	4%
Distribution and servicing	209.0	231.1	(22.1)	(10)
Communications and technology	109.2	114.2	(5.0)	(4)
Occupancy	52.4	52.2	0.2	—
Amortization of intangible assets	10.9	12.3	(1.4)	(11)
Contingent consideration fair value adjustments	(1.2)	0.6	(1.8)	n/m
Other	101.8	108.0	(6.2)	(6)
Total Operating Expenses	$1,239.7	$1,244.9	$(5.2)	—%
n/m - not meaningful

Operating expenses for the six months ended September 30, 2019 and 2018, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period. The remaining operating expenses are corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2019	2018	$ Change	% Change
Salaries and incentives	$528.5	$539.0	$(10.5)	(2)%
Benefits and payroll taxes (including deferred compensation)	151.8	144.7	7.1	5
Acquisition and transition-related costs	—	0.9	(0.9)	n/m
Strategic restructuring	43.1	—	43.1	n/m
Affiliate Charges	1.4	—	1.4	n/m
Performance fee pass through	22.9	36.6	(13.7)	(37)
Gains (losses) on deferred compensation and seed capital investments	9.9	5.3	4.6	87
Compensation and benefits	$757.6	$726.5	$31.1	4%
n/m - not meaningful

Compensation and benefits increased 4% to $757.6 million for the six months ended September 30, 2019, as compared to $726.5 million for the six months ended September 30, 2018.

•
Salaries and incentives decreased $10.5 million, to $528.5 million, as compared to $539.0 million for the six months ended September 30, 2018, driven by $12.0 million in savings resulting from our strategic restructuring. A $7.5 million decrease in net compensation at investment affiliates, driven by a decrease in operating revenues at certain revenue share-based affiliates, which typically creates a corresponding decrease in compensation per the applicable revenue share agreements, also contributed to the decrease. These decreases were offset in part by a $10.6 million increase in salary and incentive compensation expense related to corporate and distribution personnel, including higher sales commissions.

•
Benefits and payroll taxes increased $7.1 million, to $151.8 million, as compared to $144.7 million for the six months ended September 30, 2018, primarily due to an increase in annual acceleration of deferred compensation awards for retirement-eligible employees.

•
Strategic restructuring costs of $43.1 million for the six months ended September 30, 2019, were primarily comprised of employee termination benefit costs, including severance and the acceleration of deferred compensation awards. See Note 15 of Notes to Consolidated Financial Statements for additional information.

•	Affiliate charges of $1.4 million for the six months ended September 30, 2019, were comprised of severance costs associated with restructuring plans at certain affiliates.

Compensation as a percentage of operating revenues increased to 52.3%, as compared to 48.2% for the six months ended September 30, 2018, primarily due to costs incurred in connection with our strategic restructuring.

Distribution and servicing expenses decreased 10% to $209.0 million, as compared to $231.1 million for the six months ended September 30, 2018, reflecting a shift in the mix of AUM subject to distribution and service fees to lower fee share classes, as previously discussed.

Communications and technology expense decreased 4% to $109.2 million, as compared to $114.2 million for the six months ended September 30, 2018, primarily due to savings associated with our strategic restructuring.

Contingent consideration fair value adjustments for the six months ended September 30, 2019, included a credit of $1.2 million, which reduced the contingent consideration liability associated with a small acquisition completed in December 2017, and for the six months ended September 30, 2018, included an expense of $0.6 million which increased the contingent consideration liability related to the acquisition of QS Investors.

Other expense decreased $6.2 million to $101.8 million, as compared to $108.0 million for the six months ended September 30, 2018, primarily due to $12.9 million of savings associated with our strategic restructuring, $6.7 million of corporate restructuring costs recognized in the prior year period, and a $4.2 million charge recognized in the prior year period for a regulatory matter. These decreases were offset in part by $4.7 million of strategic restructuring costs and $3.8 million of corporate restructuring costs recognized in the current year period, a $7.0 million increase in professional fees, and $2.6 million of foreign exchange losses.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Six Months Ended September 30,
	2019	2018	$ Change	% Change
Interest income	$6.7	$4.9	$1.8	37%
Interest expense	(55.8)	(59.8)	4.0	(7)
Other income (expense), net	11.0	13.9	(2.9)	(21)
Non-operating income (expense) of consolidated investment vehicles, net	14.1	(0.4)	14.5	n/m
Total Non-Operating Income (Expense)	$(24.0)	$(41.4)	$17.4	(42)%

Interest expense decreased $4.0 million, or 7%, to $55.8 million, as compared to $59.8 million for the six months ended September 30, 2019, primarily due to the repayment of $125.5 million of outstanding borrowings under our Credit Agreement in September 2018 and the repayment of our $250 million 2.7% Senior Notes in July 2019.

Other income (expense), net, totaled income $11.0 million for the six months ended September 30, 2019, as compared to income of $13.9 million for the six months ended September 30, 2018. The six months ended September 30, 2019 included net market gains of $9.9 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and $1.0 million of net market gains on investments of consolidated sponsored investment products that are not designated as CIVs, which have no impact on Net Income Attributable to Legg Mason, Inc., as the gains are fully attributable to noncontrolling interests. The six months ended September 30, 2018 included $8.7 million of gains on corporate investments and $5.3 million of net market gains on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense.

Non-operating income (expense) of consolidated investment vehicles, net, totaled income of $14.1 million for the six months ended September 30, 2019, as compared to expense of $0.4 million for the six months ended September 30, 2018. The change was primarily due to activity of the CIVs during the respective periods. See Note 16 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision
The income tax provision was $46.8 million for the six months ended September 30, 2019, as compared to $60.5 million for the six months ended September 30, 2018. The effective tax rate was 25.3% for the six months ended September 30, 2019, as compared to 27.5% for the six months ended September 30, 2018.
The effective tax rate for the six months ended September 30, 2019 reflects a benefit of $4.1 million resulting from the settlement of a prior year audit, discrete tax expense of $2.0 million recognized for vested stock awards with a grant date exercise price higher than the vesting date stock prices, and an increase in valuation allowances with respect to deferred tax assets of $0.6 million, which together decreased the effective tax rate by 0.8 percentage points.
During the six months ended September 30, 2018, a discrete tax benefit of $2.8 million was recognized related to the completion of a prior year tax audit, and was offset in part by $0.6 million of discrete tax expense recognized for the state of Maryland law change from a three-factor apportionment factor to a single sales apportionment factor. In addition, for the six months ended September 30, 2018, discrete tax expense of $0.5 million was recognized for vested stock awards with a grant date exercise price higher than the related vesting date stock prices. Together, the net impact of all discrete tax items decreased the effective income tax rate by 0.8 percentage points for the six months ended September 30, 2018.
CIVs and other consolidated sponsored investment products reduced the effective tax rate by 1.0 percentage points and 0.1 percentage points for the six months ended September 30, 2019 and 2018, respectively.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the six months ended September 30, 2019, totaled $112.4 million, or $1.25 per diluted share, as compared to $138.9 million, or $1.57 per diluted share, for the six months ended September 30, 2018. The decrease in Net Income Attributable to Legg Mason, Inc. was primarily due to $48.8 million, or $0.40 per diluted share, of strategic restructuring costs and $3.8 million, or $0.03 per diluted share, of corporate restructuring costs recognized in the current year period, as well as the previously discussed increase in compensation expense for corporate and distribution personnel, including increased sales commissions, and the net impact of reduced operating revenues. These items were offset in part by an increase of $29.3 million, or $0.24 per diluted share, in savings from our strategic restructuring and $8.4 million, or $0.07 per diluted share, of corporate restructuring costs recognized in the prior year period.

Operating margin was 14.4% for the six months ended September 30, 2019, as compared to 17.4% for the six months ended September 30, 2018, reflecting the strategic restructuring costs discussed above for the six months ended September 30, 2019.

Three Months Ended September 30, 2019, Compared to Three Months Ended June 30, 2019
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2019, was $67.1 million, or $0.74 per diluted share, as compared to $45.4 million, or $0.51 per diluted share, for the three months ended June 30, 2019. The increase in Net Income Attributable to Legg Mason, Inc. was driven by a $17.0 million, or $0.14 per diluted share, decrease in strategic restructuring costs. An increase in operating revenues, as further discussed below, seasonally lower compensation and benefits expense, and a $5.5 million increase in savings from our strategic restructuring, also contributed to the increase. These items were offset in part by net market losses on corporate investments not offset in compensation expense, as compared to net market gains in the June 2019 quarter, and $3.8 million, or $0.03 per diluted share, of corporate restructuring costs recognized in the September 2019 quarter.

Operating revenues increased to $743.3 million for the three months ended September 30, 2019, as compared to $705.4 million for the three months ended June 30, 2019. The increase in operating revenues was primarily due to a $28.0 million increase in performance fees, $7.1 million of which was in performance fees that were not passed through as compensation expense, and a $13.0 million increase in investment advisory fees from separate accounts and funds, reflecting higher average AUM and one additional day in the quarter ended September 30, 2019.

Total operating expenses were $618.3 million for the three months ended September 30, 2019, as compared to $621.4 million for the three months ended June 30, 2019. The decrease in operating expenses was primarily due to a $3.2 million decrease in other operating expenses, primarily due to a reduction in conference and travel and entertainment expenses and a $2.7 million decrease in strategic restructuring costs, which were offset in part by $3.8 million of corporate restructuring costs recognized in the September 2019 quarter. A $2.1 million decrease in compensation expense, driven by a $14.3 million decrease in strategic restructuring costs, which was substantially offset by the impact of higher revenues, also contributed to the decrease in total operating expenses.

Non-operating income (expense), net, was expense of $19.7 million for the three months ended September 30, 2019, as compared to expense of $4.3 million for the three months ended June 30, 2019. The three months ended September 30, 2019, included net market gains of $2.9 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and $0.4 million of net market gains on investments of consolidated sponsored investment products that are not designated as CIVs, which have no impact on Net Income Attributable to Legg Mason, Inc., as the gains are fully attributable to noncontrolling interests. These gains were substantially offset by net market losses on corporate investments not offset in compensation expense of $2.9. The three months ended June 30, 2019, included net market gains of $7.0 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding decrease in compensation expense, and net market gains on corporate investments not offset in compensation of $3.1 million. Non-operating income (expense), net, of CIVs was income of $4.5 million for the three months ended September 30, 2019, compared to income of $9.6 million for the three months ended June 30, 2019.

Operating margin was 16.8% for the three months ended September 30, 2019, as compared to 11.9% for the three months ended June 30, 2019, with both periods reflecting the impact of the strategic restructuring costs, and the three months ended June 30, 2019, reflecting the affiliate charges discussed above.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing performance measures for "Adjusted Net Income", "Adjusted Earnings Per Diluted Share" ("Adjusted EPS") and “Adjusted Operating Margin”, along with a liquidity measure for "Adjusted EBITDA", each of which are based on methodologies other than generally accepted accounting principles ("non-GAAP"). Effective with the quarter ended June 30, 2019, we began disclosing Adjusted Operating Margin, which revises our prior disclosure of Operating Margin, as Adjusted, to include adjustments for restructuring costs and acquisition expenses and transition-related costs for integration activities, each of which is further described below.
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

The calculations of Adjusted Net Income and Adjusted EPS are as follows (dollars in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Income Attributable to Legg Mason, Inc.	$67,083	$45,350	$72,803	$112,433	$138,893
Plus (less):
Restructuring costs:
Strategic restructuring and other corporate initiatives(1)	19,666	32,898	5,647	52,564	8,422
Affiliate charges(2)	237	1,203	—	1,440	—
Amortization of intangible assets	5,442	5,457	6,102	10,899	12,282
Gains and losses on seed and other investments not offset by compensation or hedges	(51)	(6,411)	(1,285)	(6,462)	(7,700)
Acquisition and transition-related costs	—	—	—	—	1,468
Contingent consideration fair value adjustments	—	(1,165)	145	(1,165)	571
Charges related to significant regulatory matters	—	—	151	—	4,151
Income tax adjustments:(3)
Impacts of non-GAAP adjustments	(6,954)	(8,635)	(2,721)	(15,589)	(3,763)
Other tax items	220	(1,700)	(2,806)	(1,480)	(1,761)
Adjusted Net Income	$85,643	$66,997	$78,036	$152,640	$152,563

Net Income Per Diluted Share Attributable to Legg Mason, Inc. Shareholders	$0.74	$0.51	$0.82	$1.25	$1.57
Plus (less), net of tax impacts:
Restructuring costs:
Strategic restructuring and other corporate initiatives	0.16	0.27	0.05	0.43	0.07
Affiliate charges	—	0.01	—	0.01	—
Amortization of intangible assets	0.05	0.04	0.05	0.09	0.10
Gains and losses on seed and other investments not offset by compensation or hedges	—	(0.05)	(0.01)	(0.05)	(0.06)
Acquisition and transition-related costs	—	—	—	—	0.01
Contingent consideration fair value adjustments	—	(0.01)	—	(0.01)	—
Charges related to significant regulatory matters	—	—	—	—	0.05
Other tax items	—	(0.02)	(0.03)	(0.02)	(0.02)
Adjusted Earnings per Diluted Share	$0.95	$0.75	$0.88	$1.70	$1.72

(1)	See Note 15 of Notes to Consolidated Financial Statements for additional information regarding our strategic restructuring initiatives.

(2)	See "Results of Operations" above for additional information regarding affiliate charges.

(3)
The non-GAAP effective tax rates for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018 were 27.3%, 27.0% and 28.4%, respectively, and for the six months ended September 30, 2019 and 2018, were 27.2% and 27.6%, respectively.

Adjusted Net Income was $85.6 million, or $0.95 per diluted share, for the three months ended September 30, 2019, $67.0 million, or $0.75 per diluted share, for the three months ended June 30, 2019, and $78.0 million, or $0.88 per diluted share, for the three months ended September 30, 2018. The increase for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was driven by a decrease in operating expenses as a result of savings from the strategic restructuring as well as an increase in performance fees that were not passed through as compensation expense. These items were offset in part by a decline in investment advisory and distribution and service fees reflecting lower operating revenue yields, despite higher average long-term assets under management. The increase in Adjusted Net Income for the three months ended September 30, 2019, as compared to the three months ended June 30, 2019, was driven by an increase in operating revenues, reflecting higher average AUM and one additional day in the quarter as well as an increase in performance fees that were not passed through as compensation expense. In addition, the increase in adjusted net income reflected the impact of strategic restructuring savings as well as seasonally lower compensation and benefits expenses.

Adjusted Net Income was $152.6 million, or $1.70 per diluted share, for the six months ended September 30, 2019, as compared to $152.6 million, or $1.72 per diluted share, for the six months ended September 30, 2018. Adjusted Net Income remained flat as the impact of savings from the strategic restructuring and lower interest expense, due to the repayment of borrowings under our Credit Agreement in September 2018 and the repayment of our 2.7% Senior Notes in July 2019, were substantially offset by lower operating revenues, reflecting lower operating revenue yields, despite higher average long-term AUM, and an increase in compensation expense for corporate and distribution personnel, including higher sales commissions.

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

In calculating Adjusted Operating Income, we adjust for restructuring costs because these items are not reflective of our core asset management business of providing investment management and related products and services. We adjust for the impact on compensation expense of gains and losses on investments made to fund deferred compensation plans and on seed capital investments by our affiliates under revenue sharing arrangements because they are offset by an equal amount in Non-

operating income (expense), net, and thus have no impact on Net Income Attributable to Legg Mason, Inc. We adjust for acquisition-related items, including amortization of intangible assets, impairments of intangible assets, and contingent consideration fair value adjustments, to make it easier to identify trends affecting our underlying business that are not related to acquisitions to facilitate comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. We adjust for charges (credits) related to significant litigation or regulatory matters, net of any insurance proceeds and revenue share adjustments, because these matters do not reflect the underlying operations and performance of our business. We adjust for income (loss) of consolidated investment vehicles because the consolidation of these investment vehicles does not have an impact on Net Income (Loss) Attributable to Legg Mason, Inc.
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
The calculations of Operating Margin and Adjusted Operating Margin, are as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating Revenues, GAAP basis	$743,264	$705,360	$758,427	$1,448,624	$1,506,332
Plus (less):
Pass-through performance fees	(21,914)	(1,030)	(24,006)	(22,944)	(36,626)
Operating revenues eliminated upon consolidation of investment vehicles	156	125	103	281	306
Distribution and servicing expense, excluding consolidated investment vehicles	(104,199)	(103,887)	(114,516)	(208,086)	(231,074)
Adjusted Operating Revenues	$617,307	$600,568	$620,008	$1,217,875	$1,238,938
Operating Income, GAAP basis	$124,977	$83,935	$135,728	$208,912	$261,404
Plus (less):
Restructuring costs:
Strategic restructuring and other corporate initiatives	19,666	32,898	5,647	52,564	8,422
Affiliate charges	237	1,203	—	1,440	—
Amortization of intangible assets	5,442	5,457	6,102	10,899	12,282
Gains (losses) on deferred compensation and seed investments, net	2,910	7,014	3,964	9,924	5,236
Acquisition and transition-related costs	—	—	—	—	1,468
Contingent consideration fair value adjustments	—	(1,165)	145	(1,165)	571
Charges related to significant regulatory matters	—	—	151	—	4,151
Operating loss of consolidated investment vehicles, net	1,298	259	372	1,557	988
Adjusted Operating Income	$154,530	$129,601	$152,109	$284,131	$294,522

Operating Margin, GAAP basis	16.8%	11.9%	17.9%	14.4%	17.4%
Adjusted Operating Margin	25.0	21.6	24.5	23.3	23.8

Adjusted EBITDA
We define Adjusted EBITDA as cash provided by (used in) operating activities plus (minus):

•	Interest expense, net of accretion and amortization of debt discounts and premiums

•	Current income tax expense (benefit)

•	Net change in assets and liabilities, which aligns with the Consolidated Statements of Cash Flows

•	Net (income) loss attributable to noncontrolling interests

•	Net gains (losses) and earnings on investments

•	Net gains (losses) on consolidated investment vehicles

•	Other

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
The calculations of Adjusted EBITDA are as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cash provided by (used in) operating activities, GAAP basis	$229,303	$(187,577)	$289,568	$41,726	$187,398
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	26,874	28,375	29,341	55,249	58,697
Current tax expense (benefit)	6,927	(4,246)	9,975	2,681	18,853
Net change in assets and liabilities	(111,207)	303,077	(69,426)	191,870	145,590
Net change in assets and liabilities of consolidated investment vehicles	8,061	(13,012)	(84,704)	(4,951)	(70,124)
Net income attributable to noncontrolling interests	(9,448)	(16,219)	(8,270)	(25,667)	(20,545)
Net gains (losses) and earnings on investments	2,329	6,748	8,336	9,077	15,128
Net gains (losses) on consolidated investment vehicles	4,529	9,561	(3,998)	14,090	(415)
Other	(101)	(343)	153	(444)	(221)
Adjusted EBITDA	$157,267	$126,364	$170,975	$283,631	$334,361

Adjusted EBITDA for the three months ended September 30, 2019, June 30, 2019, and September 30, 2018, was $157.3 million, $126.4 million, and $171.0 million, respectively. The decrease for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018 was primarily due to strategic restructuring costs in the current period.

Adjusted EBITDA for the six months ended September 30, 2019 and 2018, was $283.6 million and $334.4 million, respectively. The decrease for the six months ended September 30, 2019, as compared to the six months ended September 30, 2018 was primarily due to strategic restructuring costs in the current period.

Liquidity and Capital Resources
As of September 30, 2019, we had approximately $305 million in cash and cash equivalents in excess of our working capital and regulatory requirements. The primary objective of our capital structure is to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. We review our overall funding needs and capital base on an ongoing basis to determine if the capital base meets the expected needs of our businesses.

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. However, we have executed total return swap arrangements with investors in certain exchange traded funds ("ETFs"), and as a result we receive the investors' related investment gains and losses on the ETFs and consolidate ETFs with significant open total return swap arrangements. At September 30, 2019, the total return swap notional values aggregate $42.5 million. If the total return swap counterparties were to terminate their positions, we may be required to invest in the ETFs an amount up to the notional value of the swaps terminated to support the products. Otherwise, we have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs and other consolidated sponsored investment products beyond our investments in and investment advisory fees generated from these products, which are eliminated in consolidation. Additionally, creditors of the CIVs and other consolidated sponsored investment products have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our operations have been principally funded by equity capital, long-term debt and retained earnings. At September 30, 2019, cash and cash equivalents, total assets, long-term debt, net, and stockholders' equity were $0.6 billion, $7.8 billion, $2.0 billion and $3.7 billion, respectively. Total assets include amounts related to CIVs and other consolidated sponsored investment products of $0.2 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows:

	Six Months Ended September 30,
	2019	2018
Cash flows provided by operating activities	$41.7	$187.4
Cash flows used in investing activities	(33.7)	(21.2)
Cash flows used in financing activities	(347.4)	(285.3)
Effect of exchange rate changes	(4.2)	(14.6)
Net change in cash, cash equivalents, and restricted cash	(343.6)	(133.7)
Cash, cash equivalents and restricted cash, beginning of period	950.8	773.8
Cash, cash equivalents and restricted cash(1), end of period	$607.2	$640.1
(1) Restricted cash was $26.3 million and $28.9 million as of September 20, 2019 and 2018, respectively.

Cash inflows provided by operating activities during the six months ended September 30, 2019 and 2018, were $41.7 million and $187.4 million, respectively, primarily related to Net Income, adjusted for non-cash items, offset in part by annual payments for accrued and deferred compensation in each period.

Cash outflows used in investing activities during the six months ended September 30, 2019, were $33.7 million, primarily related to the acquisition of Gramercy Europe (Jersey) Limited ("Gramercy"), further discussed below, a minority investment in a U.K. retirement solutions provider, and payments made for fixed assets. Cash outflows used in investing activities during the six months ended September 30, 2018, were $21.2 million, primarily related to payments made for fixed assets, offset in part by returns of capital received on certain investments in partnerships and limited liability companies.

Cash outflows used in financing activities during the six months ended September 30, 2019, were $347.4 million, primarily related to the repayment of our $250 million 2.7% Senior Notes in July 2019, dividends paid of $66.1 million, distributions to affiliate noncontrolling interest holders of $23.6 million and funding of employee tax withholdings by settlement of net share transactions of $13.4 million. Cash outflows used in financing activities during the six months ended September 30, 2018, were $285.3 million, primarily related to the repayment of $125.5 million of outstanding borrowings under our Credit Agreement, net redemptions attributable to noncontrolling interests in CIVs and other consolidated investment products of $68.9 million, and dividends paid of $54.7 million.

Based on our current level of operations and anticipated growth, we expect that cash generated from our operating activities, together with available cash on hand, will be adequate to support our working capital needs for at least the next 12 months. We currently intend to utilize our available resources for activities including, but not limited to, strategic restructuring costs, acquisitions, seed capital investments in new and existing products, and payment of dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, as discussed below.

Acquisition and Contingent Consideration
On April 10, 2019, Clarion Partners acquired a majority interest in Gramercy, a European real estate asset management business specializing in pan-European logistics and industrial assets. The transaction required an initial cash payment of $10.2 million, net of cash received, which was paid using existing cash resources. The transaction also provided for a potential contingent consideration payment of up to $3.6 million (using the exchange rate as of September 30, 2019 for the €3.3 million potential payment), due on the fifth anniversary of closing upon the achievement of certain financial metrics. As of September 30, 2019, the related contingent consideration liability was $3.4 million.

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

	EnTrust Global	Clarion Partners	Other	Total
Affiliate noncontrolling interests as of September 30, 2019	$379.5	$121.9	$12.6	$514.0

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

See Notes 9 and 13 of Notes to Consolidated Financial Statements for additional information.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with Royce. Under this management equity plan, as of September 30, 2019, noncontrolling interests equivalent to 24.5% in the Royce entity have been issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). As of September 30, 2019, the estimated redemption fair value for units under management equity plans aggregated $65 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Future Outlook

Strategic Restructuring
As previously discussed, we have initiated a strategic restructuring to reduce costs. We expect to incur aggregate restructuring costs in the range of $125 million to $135 million in connection with the strategic restructuring, which will be incurred through March 2021. The majority of the restructuring costs will be paid in cash. We have incurred $58.2 million of strategic restructuring costs through September 30, 2019, and approximately $13 million of these costs have been paid to date. We expect to incur approximately $30 million to $35 million of costs during the remainder of fiscal 2020 and $35 million to $40 million of costs in fiscal 2021. We expect that the strategic restructuring will result in future annual cost savings of $100 million or more, substantially all of which will be cash savings. We expect to achieve these savings on a run rate basis by the end of fiscal 2021. As of September 30, 2019, we have realized cumulative savings of approximately $29 million. See Note 15 of Notes to Consolidated Financial Statements for additional information.

Short-term Debt and Long-term Borrowings
On July 15, 2019, we repaid the $250 million of outstanding 2.7% Senior Notes due July 2019, using existing cash resources. We do not currently expect to raise incremental debt or equity financing over the next 12 months. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts available under our Credit Agreement, such as an opportunity to refinance indebtedness or complete an acquisition, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our Credit Agreement or seek to raise additional equity or debt.

Liquid Assets
Our liquid assets include cash, cash equivalents, and certain current investment securities. As of September 30, 2019, our total liquid assets of approximately $710 million, included $272 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries were not significant. In order to supplement cash available in the U.S. for general corporate purposes, we plan to utilize up to approximately $17 million of foreign cash annually over the next several years and anticipate that $12 million will be in the form of intercompany debt service payments by foreign affiliates, with the remainder provided from distribution of forecasted future offshore earnings. No further repatriation of foreign earnings is currently planned, and no additional tax expense is anticipated.

Other
In connection with the acquisition of Clarion Partners in April 2016, we committed to ultimately provide $100 million of seed capital to Clarion Partners products, after the second anniversary of the transaction closing.

In January 2016, we acquired a minority equity position in Precidian Investments, LLC ("Precidian"). Under the terms of the transaction, we acquired series B preferred units of Precidian that entitle us to approximately 20% of the voting and economic interests of Precidian, along with customary preferred equity protections. On May 20, 2019, the SEC issued an order granting exemptive relief for the use of Precidian Investments' ActiveShares® semi-transparent ETF methodology. Precidian has executed royalty arrangements with various financial institutions to use the ActiveShares® product. At our sole option, during the 48 months following the initial investment, we may give notice of our intent to convert our preferred units to 75% of the common equity of Precidian on a fully diluted basis. If we elect to ultimately exercise this right, subject to satisfaction of certain closing conditions and upon payment of further consideration, we plan to use cash on hand for the payment required within the nine months following our notice.

Our Consolidated Balance Sheet as of September 30, 2019, includes approximately 1% of total assets (9% of financial assets at fair value) and less than 1% of total liabilities (19% of financial liabilities measured at fair value) that meet the definition of Level 3.

On November 5, 2019, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.40 per share, payable on January 20, 2020.

Contractual and Contingent Obligations
We have contractual obligations to make future payments, principally in connection with our long-term debt, non-cancelable lease agreements, acquisition agreements and service agreements. On July 15, 2019, we repaid $250 million of our outstanding long-term debt. There were no other material changes to our contractual obligations during the six months ended September 30, 2019. See Notes 7, 8 and 9 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the six months ended September 30, 2019, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Item 4.        Controls and Procedures

As of September 30, 2019, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the three months ended September 30, 2019:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs
July 1, 2019 through July 31, 2019	21,193	$37.95	—	$—
August 1, 2019 through August 31, 2019	233	37.26	—	—
September 1, 2019 through September 30, 2019	1,372	36.80	—	—
Total	22,798	37.87	—	$—

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2019, filed on November 8, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	November 8, 2019	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	November 8, 2019	/s/ Peter H. Nachtwey
Peter H. Nachtwey
Senior Executive Vice President
and Chief Financial Officer