Form 10-Q
period 2019-12-31
LEGG MASON, INC.
filed 2020-02-05
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
As of February 3, 2020, there were 86,892,028 shares of the registrant's common stock outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2019	March 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$823,665	$921,071
Cash and cash equivalents of consolidated investment vehicles	7,320	4,219
Restricted cash	17,666	21,213
Receivables:
Investment advisory and related fees	461,790	425,470
Other	64,920	57,107
Investment securities	408,945	377,129
Investment securities of consolidated investment vehicles	105,810	129,627
Other	85,410	82,131
Other current assets of consolidated investment vehicles	406	1,889
Total Current Assets	1,975,932	2,019,856
Fixed assets, net	138,835	149,989
Intangible assets, net	3,377,517	3,386,759
Goodwill	1,896,097	1,883,554
Deferred income taxes	193,792	199,717
Right-of-use assets	295,665	—
Other	157,938	145,254
Other assets of consolidated investment vehicles	3,942	8,993
TOTAL ASSETS	$8,039,718	$7,794,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$591,554	$571,301
Accounts payable and accrued expenses	159,415	182,921
Current portion of long-term debt	—	250,301
Lease liabilities	77,377	—
Other	101,150	99,479
Other current liabilities of consolidated investment vehicles	1,363	5,742
Total Current Liabilities	930,859	1,109,744
Deferred compensation	104,819	85,548
Lease liabilities	285,911	—
Deferred income taxes	181,115	123,420
Other (including unfunded pension benefit obligation of $30,266 and $33,335, respectively)	60,971	122,044
Long-term debt, net	1,972,413	1,971,451
TOTAL LIABILITIES	3,536,088	3,412,207
Commitments and Contingencies (Note 9)
REDEEMABLE NONCONTROLLING INTERESTS	668,353	692,376
STOCKHOLDERS' EQUITY
Common stock, par value $0.10 per share; authorized 500,000,000 shares; issued 86,821,437 and 85,556,562 shares for December 31, 2019 and March 31, 2019, respectively	8,682	8,556
Additional paid-in capital	2,119,181	2,039,671
Employee stock trust	(20,108)	(21,416)
Deferred compensation employee stock trust	20,108	21,416
Retained earnings	1,804,251	1,742,764
Accumulated other comprehensive loss, net	(127,402)	(131,236)
Total stockholders' equity attributable to Legg Mason, Inc.	3,804,712	3,659,755
Nonredeemable noncontrolling interest	30,565	29,784
TOTAL STOCKHOLDERS' EQUITY	3,835,277	3,689,539
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,039,718	$7,794,122
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$266,609	$256,657	$791,488	$778,119
Funds	378,995	361,173	1,121,572	1,128,660
Performance fees	39,407	12,619	81,137	68,529
Distribution and service fees	67,634	72,185	204,635	230,449
Other	1,269	1,688	3,706	4,897
Total Operating Revenues	753,914	704,322	2,202,538	2,210,654
OPERATING EXPENSES
Compensation and benefits	375,033	316,876	1,132,588	1,043,329
Distribution and servicing	104,363	108,842	313,368	339,959
Communications and technology	57,101	56,664	166,328	170,893
Occupancy	32,490	24,077	84,923	76,333
Amortization of intangible assets	6,004	6,089	16,903	18,371
Impairment of intangible assets	—	365,200	—	365,200
Contingent consideration fair value adjustments	—	—	(1,165)	571
Other	48,929	63,001	150,687	171,021
Total Operating Expenses	623,920	940,749	1,863,632	2,185,677
OPERATING INCOME (LOSS)	129,994	(236,427)	338,906	24,977
NON-OPERATING INCOME (EXPENSE)
Interest income	2,882	3,126	9,539	7,992
Interest expense	(27,032)	(28,770)	(82,846)	(88,547)
Other income (expense), net	18,009	(7,042)	29,066	6,837
Non-operating income (expense) of consolidated investment vehicles, net	814	2,369	14,904	1,954
Total Non-Operating Income (Expense)	(5,327)	(30,317)	(29,337)	(71,764)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	124,667	(266,744)	309,569	(46,787)
Income tax provision (benefit)	33,664	(60,354)	80,466	165
NET INCOME (LOSS)	91,003	(206,390)	229,103	(46,952)
Less: Net income attributable to noncontrolling interests	16,228	10,498	41,895	31,043
NET INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$74,775	$(216,888)	$187,208	$(77,995)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. STOCKHOLDERS:
Basic	$0.83	$(2.55)	$2.09	$(0.95)
Diluted	0.83	(2.55)	2.08	(0.95)
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
NET INCOME (LOSS)	$91,003	$(206,390)	$229,103	$(46,952)
Other comprehensive income (loss):
Foreign currency translation adjustment	43,933	(14,012)	3,761	(82,032)
Changes in defined benefit pension plan	(1,174)	354	73	1,447
Total other comprehensive income (loss)	42,759	(13,658)	3,834	(80,585)
COMPREHENSIVE INCOME (LOSS)	133,762	(220,048)	232,937	(127,537)
Less: Comprehensive income attributable to noncontrolling interests	(16,224)	11,425	(42,728)	36,052
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$149,986	$(231,473)	$275,665	$(163,589)
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$8,678	$8,550	$8,556	$8,461
Stock options exercised	1	3	37	19
Deferred compensation employee stock trust	—	1	1	1
Stock-based compensation	3	—	129	112
Employee tax withholdings by settlement of net share transactions	—	(1)	(41)	(40)
Ending balance	8,682	8,553	8,682	8,553
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,103,791	2,013,541	2,039,671	1,976,364
Stock options exercised	309	583	11,612	5,814
Deferred compensation employee stock trust	181	166	525	468
Stock-based compensation	15,359	14,380	55,866	49,195
Employee tax withholdings by settlement of net share transactions	(459)	(84)	(13,862)	(15,506)
Redeemable noncontrolling interest reclassification for affiliate management equity plans and affiliate noncontrolling interest	—	—	25,369	12,251
Ending balance	2,119,181	2,028,586	2,119,181	2,028,586
EMPLOYEE STOCK TRUST
Beginning balance	(20,003)	(22,117)	(21,416)	(21,996)
Shares issued to plans	(181)	(167)	(526)	(469)
Distributions	76	901	1,834	1,082
Ending balance	(20,108)	(21,383)	(20,108)	(21,383)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	20,003	22,117	21,416	21,996
Shares issued to plans	181	167	526	469
Distributions	(76)	(901)	(1,834)	(1,082)
Ending balance	20,108	21,383	20,108	21,383
RETAINED EARNINGS
Beginning balance	1,777,014	1,981,939	1,742,764	1,894,762
Net income (loss) attributable to Legg Mason, Inc.	74,775	(216,888)	187,208	(77,995)
Dividends declared ($0.40, $0.34, $1.20, and $1.02 per share, respectively)	(36,179)	(28,904)	(109,968)	(90,345)
Reclassification to noncontrolling interest for net increase in estimated redemption value of affiliate management equity plan and affiliate noncontrolling interests	(11,359)	(12,330)	(15,753)	(14,868)
Adoption of revenue recognition guidance	—	—	—	12,263
Ending balance	1,804,251	1,723,817	1,804,251	1,723,817
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Beginning balance	(170,161)	(122,109)	(131,236)	(55,182)
Foreign currency translation adjustment	43,933	(14,012)	3,761	(82,032)
Changes in defined benefit pension plan	(1,174)	354	73	1,447
Ending balance	(127,402)	(135,767)	(127,402)	(135,767)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,804,712	3,625,189	3,804,712	3,625,189
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	29,803	28,074	29,784	27,731
Net income attributable to noncontrolling interests	1,962	1,646	5,300	6,583
Distributions	(1,200)	(2,226)	(4,519)	(6,820)
Ending balance	30,565	27,494	30,565	27,494
TOTAL STOCKHOLDERS’ EQUITY	$3,835,277	$3,652,683	$3,835,277	$3,652,683
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$229,103	$(46,952)
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Depreciation and amortization	51,000	54,031
Accretion and amortization of securities discounts and premiums, net	921	1,591
Stock-based compensation	57,949	49,975
Net unrealized (gains) losses on investments	(20,816)	40,446
Net gains and earnings on investments	(9,739)	(36,495)
Net (gains) losses of consolidated investment vehicles	(14,904)	(1,954)
Deferred income taxes	71,648	(19,634)
Impairment of intangible assets	—	365,200
Tax expense for new Tax Law	—	2,164
Contingent consideration fair value adjustments	(1,165)	571
Other	629	286
Decrease (increase) in assets:
Investment advisory and related fees receivable	(35,807)	38,170
Net (purchases) sales of trading and other investments	(12,316)	20,375
Other receivables	(13,744)	(16,555)
Other assets	229	(6,282)
Assets of consolidated investment vehicles	54,869	(751)
Increase (decrease) in liabilities:
Accrued compensation	20,084	51,796
Deferred compensation	19,271	(10,464)
Accounts payable and accrued expenses	(25,259)	31,130
Other liabilities	9,510	(83,376)
Other liabilities of consolidated investment vehicles	(4,379)	10,717
CASH PROVIDED BY OPERATING ACTIVITIES	$377,084	$443,989
(Continued)

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition, net of cash acquired of $992	$(10,247)	$—
Payments for fixed assets	(23,209)	(38,062)
Contingent payment from prior sale of business	—	923
Business investment	(12,793)	—
Returns of capital and proceeds from sales and maturities of investments	7,170	10,211
CASH USED IN INVESTING ACTIVITIES	(39,079)	(26,928)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(250,000)	—
Dividends paid	(102,044)	(84,630)
Distributions to affiliate noncontrolling interests	(27,906)	(32,358)
Payment of contingent consideration	(250)	(4,319)
Purchase of affiliate noncontrolling interests	(10,547)	(16,528)
Net (redemptions) subscriptions attributable to noncontrolling interests	(32,635)	(36,328)
Employee tax withholdings by settlement of net share transactions	(13,903)	(15,547)
Issuances of common stock for stock-based compensation	12,175	6,029
Decrease in short-term borrowings	—	(125,500)
CASH USED IN FINANCING ACTIVITIES	(425,110)	(309,181)
EFFECT OF EXCHANGE RATES	(12,871)	(16,470)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(99,975)	91,410
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
BEGINNING OF PERIOD	950,795	773,765
END OF PERIOD	$850,820	$865,175
Supplemental Disclosures
Cash paid for:
Income taxes, net of refunds of $3,736 and $251, respectively	$14,664	$30,542
Interest	67,718	69,748
	As of December 31,
Reconciliation of cash, cash equivalents and restricted cash	2019	2018
Cash and cash equivalents	$823,665	$835,168
Restricted cash:
Corporate restricted cash	17,666	22,336
Cash and cash equivalents of consolidated investment vehicles	7,320	3,528
Affiliate employee benefit trust cash included in Other non-current assets	2,169	4,143
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$850,820	$865,175
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
December 31, 2019
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

2. Significant Accounting Policies

Leases
Effective April 1, 2019 Legg Mason adopted updated accounting guidance on leases which requires right-of-use ("ROU") assets and lease liabilities to be recorded on the balance sheet for leases. The guidance specifies that at the inception of a contract, an entity must determine whether the contract is or contains a lease. The contract is or contains a lease if the contract conveys the right to control the use of the property, plant, or equipment for a designated term in exchange for consideration. Legg Mason’s evaluation of its contracts to determine whether they are or contain a lease involves assessing whether there is a right to obtain substantially all of the economic benefits from the use and the right to direct the use of the identified asset in the contract.
Legg Mason adopted the guidance on a modified retrospective basis as of April 1, 2019, such that related amounts in prior periods have not been restated. Legg Mason has operating leases that primarily relate to real property and financing leases that relate to equipment. As a practical expedient, Legg Mason has elected to not capitalize leases with a term of 12 months or less without a purchase option that it is likely to exercise. Also as a practical expedient for disclosure, Legg Mason has elected to not separate lease and non-lease components on operating and financing leases. Lease components are payment items directly attributable to the use of the underlying asset, while non-lease components are explicit elements of a contract not directly related to the use of the underlying asset, including pass through operating expenses such as common area maintenance, real estate taxes and utilities.
ROU assets and lease liabilities are recognized on the consolidated balance sheet at the present value of the future lease payments over the life of the lease term. As implicit rates for leases are not determinable, the Company uses discount rates based on incremental borrowing rates, on a collateralized basis, for the respective underlying assets, for terms similar to the respective leases. Lease costs are included as Occupancy expense in the Consolidated Statements of Income (Loss). Fixed base payments on operating leases paid directly to the lessor are recorded as lease expense on a straight-line basis. Related variable payments based on usage, changes in an index or market rate are expensed as incurred. Payments on financing leases are recorded as lease expense on a level-yield basis.
Upon adoption on April 1, 2019, Legg Mason recorded ROU assets of $342,418 and lease liabilities of $411,115 related to its real property operating leases and equipment financing leases. As further discussed in Note 8, Legg Mason has subleased or has vacated and is pursuing subleases for certain office space. As of March 31, 2019, the lease reserve liability for subleased space and vacated space for which subleases were being pursued of $24,063 was included in other current and non-current liabilities on the Consolidated Balance Sheet under prior accounting guidance. Upon adoption of the updated guidance, the existing lease reserve liability was reclassified as a reduction of the ROU assets. ROU assets are tested for impairment when circumstances indicate that the carrying values may not be recoverable.
The adoption of this guidance did not require a cumulative effect adjustment or have a material impact on the Consolidated Statements of Income (Loss) or Consolidated Statements of Cash Flows.
See Note 8 for additional information.
Income Taxes
During the three months ended December 31, 2018, discrete tax expenses of approximately $14,100 related to uncertain federal, state and local tax positions (including those related to the Tax Cuts and Jobs Act of 2017), along with approximately $700 of other discrete tax expenses, reduced the effective income tax rate by 5.5 percentage points for the three months ended December 31, 2018. Also, during the three months ended September 30, 2018 and June 30, 2018, tax benefits totaling $2,800 related to the completion of a prior year tax audit along with $1,100 related to other discrete expenses were recognized. Together, the net impact of these discrete tax items reduced the effective income tax rate by 27.4 percentage points for the nine months ended December 31, 2018.

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

In December 2019, the FASB updated guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles of income tax accounting guidance to reduce the costs and complexity of application. These exceptions relate to intraperiod allocations, deferred tax liabilities with respect to foreign subsidiaries and foreign equity method investments, and income tax benefits recognized on interim period losses. The updated guidance also amends and clarifies other areas of income tax accounting guidance to improve consistency and simplify application. The updated guidance will be effective in fiscal 2022, unless adopted earlier. Legg Mason is evaluating its adoption.

3. Investments and Fair Value of Assets and Liabilities

The disclosures below include details of Legg Mason's financial assets and financial liabilities that are measured at fair value and net asset value ("NAV"), excluding the financial assets and financial liabilities of consolidated investment vehicles ("CIVs"). See Note 16, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value or NAV.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of December 31, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents(1)	$429,557	$13,098	$—	$—	$442,655
Equity investments:(2)
Seed capital investments	73,738	29,352	21,546	1,650	126,286
Investments related to long-term incentive plans	258,040	—	—	—	258,040
Other investments	14,965	2,027	—	—	16,992
Equity method investments:(3)
Seed capital investments(4)	—	—	43,340	12,035	55,375
Investments related to long-term incentive plans(2)	—	—	—	7,625	7,625
Other investments(4)	—	—	53	9,533	9,586
Adjusted cost investments(4)	—	73	26,366	—	26,439
Derivative assets(5)	3,074	—	—	—	3,074
Total	$779,374	$44,550	$91,305	$30,843	$946,072
Liabilities:
Contingent consideration liabilities(6)	$—	$—	$(3,376)	$—	$(3,376)
Derivative liabilities(5)	(1,362)	—	—	—	(1,362)
Total	$(1,362)	$—	$(3,376)	$—	$(4,738)

	As of March 31, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents(1)	$556,231	$20,160	$—	$—	$576,391
Equity investments:(2)
Seed capital investments	98,276	30,601	1,455	2,183	132,515
Investments related to long-term incentive plans	211,802	—	—	—	211,802
Other investments	19,486	2,142	—	—	21,628
Equity method investments:(3)
Seed capital investments(4)	—	—	40,854	10,675	51,529
Investments related to long-term incentive plans(2)	—	—	—	11,184	11,184
Other investments(4)	—	—	1,218	10,251	11,469
Adjusted cost investments(4)	—	74	12,171	—	12,245
Derivative assets(5)	4,183	—	—	—	4,183
Total	$889,978	$52,977	$55,698	$34,293	$1,032,946
Liabilities:
Contingent consideration liabilities(6)	$—	$—	$(1,415)	$—	$(1,415)
Derivative liabilities(5)	(7,579)	—	—	—	(7,579)
Total	$(7,579)	$—	$(1,415)	$—	$(8,994)

(1)
Cash investments in actively traded money market funds are classified as Level 1.  Cash investments in time deposits and other are measured at amortized cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization and are classified as Level 2.

(2)	Included in Investment securities on the Consolidated Balance Sheets.

(3)
Primarily investments in private equity and real estate funds. These equity method investments are investment companies that primarily record underlying investments at fair value. Therefore, the fair value of these investments is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee. Other equity method investments not measured at fair value on a recurring basis of $27,051 and $28,160 as of December 31, 2019 and March 31, 2019, respectively, are excluded from the tables above.

(4)	Included in Other noncurrent assets in the Consolidated Balance Sheets.

(5)	See Note 14.

(6)	See Note 9.

The net realized and unrealized gains (losses) for investment securities classified as equity investments were $25,698 and $(34,793) for the three months ended December 31, 2019 and 2018, respectively, and $30,938 and $(25,246) for the nine months ended December 31, 2019 and 2018, respectively.
The net unrealized gains (losses) relating to equity investments still held as of the reporting date were $21,441 and $(38,741) for the three months ended December 31, 2019 and 2018, respectively, and $13,765 and $(51,313) for the nine months ended December 31, 2019 and 2018, respectively.
Seed capital investments represent investments made by Legg Mason to fund new investment products and strategies. As of December 31, 2019 and March 31, 2019, seed capital investments totaled $220,077 and $227,756, respectively, with investments in excess of $1,000 in 45 funds and 52 funds, respectively, comprising over 90% of the total at each period end. Seed capital investments presented in the tables above exclude $38,416 and $43,712, as of December 31, 2019 and March 31, 2019, respectively, which is related to Legg Mason's investments in CIVs. See Note 16 for additional information regarding Legg Mason's investments in CIVs.

The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) are presented in the tables below:

	Balance as of September 30, 2019	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2019
Assets:
Equity investments - seed capital	$20,200	$1,000	—	—	—	346	21,546
Equity method investments:
Seed capital investments	43,252	283	—	(2,073)	—	1,878	43,340
Other	1,297	—	—	(1,209)	—	(35)	53
Adjusted cost investments	22,869	3,497	—	—	—	—	26,366
	$87,618	$3,780	$—	$(3,282)	$—	$1,843	$91,305
Liabilities:
Contingent consideration liabilities	$(3,625)	$—	n/a	$250	n/a	$(1)	$(3,376)

	Balance as of September 30, 2018	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2018
Assets:
Equity investments - seed capital	$1,394	$—	$—	$—	$—	$(128)	$1,266
Equity method investments:
Seed capital investments	37,020	5,516	—	(1,880)	—	398	41,054
Other	1,840	—	—	(19)	—	—	1,821
Adjusted cost investments	10,906	1,063	—	—	—	3	11,972
	$51,160	$6,579	$—	$(1,899)	$—	$273	$56,113
Liabilities:
Contingent consideration liabilities	$(1,900)	$—	n/a	$—	n/a	$—	$(1,900)

	Balance as of March 31, 2019	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2019
Assets:
Equity Investments - seed capital	$1,455	$21,200	$—	$(1,457)	$—	$348	$21,546
Equity method investments:
Seed capital investments	40,854	2,621	—	(3,045)	—	2,910	43,340
Other	1,218	—	—	(1,222)	—	57	53
Adjusted cost investments	12,171	14,318	—	(125)	—	2	26,366
	$55,698	$38,139	$—	$(5,849)	$—	$3,317	$91,305
Liabilities:
Contingent consideration liabilities	$(1,415)	(3,389)	n/a	$250	n/a	$1,178	$(3,376)

	Balance as of March 31, 2018	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of December 31, 2018
Assets:
Equity Investments - seed capital	$1,242	$—	$—	$—	$—	$24	$1,266
Equity method investments:
Seed capital investments	33,725	9,483	—	(4,280)	—	2,126	41,054
Other	—	1,650	—	(19)	—	190	1,821
Adjusted cost investments	6,951	5,063	—	(2)	—	(40)	11,972
	$41,918	$16,196	$—	$(4,301)	$—	$2,300	$56,113
Liabilities:
Contingent consideration liabilities	$(5,607)	$—	n/a	$4,319	n/a	$(612)	$(1,900)

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other non-operating income (expense), net, in the Consolidated Statements of Income (Loss). The change in unrealized gains for Level 3 investments and liabilities still held at the reporting date was $1,776 and $275 for the three months ended December 31, 2019 and 2018, respectively, and $4,089 and $2,336 for the nine months ended December 31, 2019 and 2018, respectively.

Level 3 purchases for the nine months ended December 31, 2019 reflect a seed capital investment in a real estate-focused fund designed for individual investors and an adjusted cost minority investment in a U.K. retirement solutions provider. There were no significant transfers between Level 1 and Level 2 during the three or nine months ended December 31, 2019 and 2018.

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

		Fair Value Determined Using NAV			As of December 31, 2019
Category of Investment	Investment Strategy	December 31, 2019		March 31, 2019	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$11,905	(1)	$9,910	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	1,049		1,515	n/a	n/a
Private equity funds	Long/short equity	10,244	(2)	11,636	$5,698	Up to 10 years
Equity method investments related to long-term incentive plans	Alternatives, structured securities, short-dated fixed income	7,625	(2)	11,185	n/a	n/a
Other	Various	20		47	n/a	Various
Total		$30,843		$34,293	$5,698
n/a - not applicable

(1)	Liquidation restrictions: 14% monthly redemption, 1% quarterly redemption, and 85% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of December 31, 2019.

4. Acquisition

On April 10, 2019, Clarion Partners acquired a majority stake in Gramercy Europe (Jersey) Limited ("Gramercy"), a European real estate investment business specializing in pan-European logistics and industrial assets. The transaction required an initial cash payment of $10,247 (net of cash acquired), which was paid by Clarion Partners using existing cash resources, and a potential contingent consideration payment of up to approximately $3,735 (using the foreign exchange rate as of April 10, 2019, for the €3,315 potential payment), due on the fifth anniversary of closing upon the achievement of certain financial metrics.

In connection with the acquisition, Clarion Partners recognized an amortizable intangible asset management contracts asset of $5,876, with a useful life of eight years at acquisition, goodwill of $20,196, and noncontrolling interest of $11,715. The fair value of the contingent consideration at acquisition was $3,389.

5. Fixed Assets

The following table reflects the components of fixed assets as of:

	December 31, 2019	March 31, 2019
Software	$276,096	$269,944
Leasehold improvements	213,439	212,742
Equipment	162,795	159,421
Total cost	652,330	642,107
Less: accumulated depreciation and amortization	(513,495)	(492,118)
Fixed assets, net	$138,835	$149,989

Depreciation and amortization expense related to fixed assets was $12,252 and $11,799 for the three months ended December 31, 2019 and 2018, respectively, and $34,098 and $35,659 for the nine months ended December 31, 2019 and 2018, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	December 31, 2019	March 31, 2019
Amortizable intangible asset management contracts and other
Cost	$372,808	$366,930
Accumulated amortization	(257,410)	(240,488)
Net(1)	115,398	126,442
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	505,200
EnTrust Global fund management contracts	126,804	126,804
Other fund management contracts	475,069	473,360
Trade names	48,695	48,602
	3,262,119	3,260,317
Intangible assets, net	$3,377,517	$3,386,759

(1) As of December 31, 2019, includes $5,305 related to the acquisition of Gramercy by Clarion Partners. See Note 4 for additional information.

Certain of Legg Mason's intangible assets are denominated in currencies other than the U.S. dollar and balances related to these assets will fluctuate with changes in the related foreign currency exchange rates.

Indefinite-life Intangible Assets and Goodwill
Legg Mason performed its annual impairment testing of goodwill and indefinite-life intangible assets as of October 31, 2019, and determined that there was no impairment in the value of these assets. As a result of uncertainty regarding future market conditions and economic results, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment.

Legg Mason's goodwill impairment testing noted the assessed fair value of the Global Asset Management business reporting unit exceeded its related carrying value by 22%.

The assessed fair values of the EnTrust Global indefinite-life fund management contracts and trade name assets exceeded their respective carrying values of $126,804 and $10,300 by 10% and 6%, respectively.

Should market performance, flows, and/or related assets under management ("AUM") levels decrease in the near term, or other factors change, such that cash flow projections deviate from current projections, it is reasonably possible that these assets could become impaired, and the impairment could be a material amount.

Legg Mason also determined that no triggering events occurred as of December 31, 2019 that would require further impairment testing.

Legg Mason's annual impairment testing process in the prior fiscal year determined that the carrying values of the EnTrust Global indefinite-life fund management contracts and trade name assets, and the RARE Infrastructure indefinite-life fund management contracts and trade name assets, exceeded their respective fair values, which resulted in impairment charges totaling $358,800 in the quarter ended December 31, 2018.

The impairment charges at EnTrust Global in the prior year were primarily the result of continued net client outflows from legacy high net worth fund-of-fund products leading to reduced growth expectations in both management fees and performance fees, a declining margin, and a higher discount rate. These changes resulted in a reduction of the projected cash flows and Legg Mason’s overall assessment of fair value of the assets, such that the carrying values of the EnTrust Global fund management contracts intangible asset of $401,404 and trade name asset of $28,500 were impaired by $274,600 and $18,200, respectively. Management estimated the fair values of these assets based upon discounted cash flow analyses, as well as a relief from royalty method for the trade name asset, using unobservable market inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analyses included projected revenue growth rates, discount rates, and royalty rates. Base revenues related to the EnTrust Global fund management contracts were assumed to have annual growth (contraction) rates ranging from (19.4)% to 3.9% (average: 3.0%), and the projected cash flows from the EnTrust Global fund management contracts were discounted at 17%. Base revenues related to the EnTrust Global trade name asset were assumed to have annual growth rates ranging from 0.0% to 4.6% (average: 3.9%), a royalty rate of 1.0%, and a discount rate of 16.5%.

The impairment charges at RARE Infrastructure in the prior year were primarily the result of lower than expected net client inflows and performance fees, leading to a lower margin, and a higher discount rate. These changes resulted in a reduction of the related projected cash flows and Legg Mason’s overall assessment of fair value of the assets, such that the RARE Infrastructure fund management contracts asset carrying value of approximately $120,800 and trade name asset carrying value of $2,800 were impaired by $65,000 and $1,000, respectively. Management estimated the fair values of these assets based upon discounted cash flow analyses, as well as a relief from royalty method for the trade name asset, using unobservable market inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analyses included projected revenue growth rates, discount rates, and royalty rates. Base revenues related to the RARE Infrastructure fund management contracts were assumed to have annual growth rates ranging from 4.4% to 4.9% (average: 4.8%), and the projected cash flows from the RARE Infrastructure fund management contracts were discounted at 16.5%. Base revenues related to the RARE Infrastructure trade name asset were assumed to have annual growth rates ranging from 0.9% to 4.6% (average: 4.2%), a royalty rate of 1.0%, and a discount rate of 16.5%.

The change in carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2019	$3,045,454	$(1,161,900)	$1,883,554
Impact of excess tax basis amortization	(8,256)	—	(8,256)
Changes in foreign exchange rates	603	—	603
Business acquisition(1)	20,196	—	20,196
Balance as of December 31, 2019	$3,057,997	$(1,161,900)	$1,896,097

(1) See Note 4 for additional information.

Amortizable Intangible Asset Management Contracts and Other

There were no impairments to amortizable management contract intangible assets during the three or nine months ended December 31, 2019.

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

As of December 31, 2019, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 5.6 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Remaining fiscal 2020	$5,640
2021	21,834
2022	21,485
2023	20,725
2024	19,896
Thereafter	25,818
Total	$115,398

7. Long-Term Debt

Long-term debt, net, consists of the following:

	December 31, 2019				March 31, 2019
	Carrying Value	Unamortized Discount (Premium)	Unamortized Debt Issuance Costs	Maturity Amount	Carrying Value
3.95% Senior Notes due July 2024	$248,917	$206	$877	$250,000	$248,738
4.75% Senior Notes due March 2026	447,786	—	2,214	450,000	447,521
5.625% Senior Notes due January 2044	548,079	(2,938)	4,859	550,000	548,020
6.375% Junior Notes due March 2056	242,614	—	7,386	250,000	242,461
5.45% Junior Notes due September 2056	485,017	—	14,983	500,000	484,711
2.7% Senior Notes due July 2019	—	—	—	—	250,301
Subtotal	1,972,413	(2,732)	30,319	2,000,000	2,221,752
Less: Current portion	—	—	—	—	(250,301)
Total	$1,972,413	$(2,732)	$30,319	$2,000,000	$1,971,451

On July 15, 2019, Legg Mason repaid the $250,000 of 2.7% Senior Notes due July 2019, using existing cash resources. The remaining $2,000,000 of long-term debt outstanding as of December 31, 2019 matures after fiscal 2024.

As of December 31, 2019, the estimated fair value of long-term debt was $2,170,660. The fair value of debt was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

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
Leases included in the Consolidated Balance Sheets were as follows:

	Classification	As of December 31, 2019
Operating leases:
Operating lease ROU assets	Right-of-use assets	$294,174
Operating lease liabilities	Lease liabilities	361,921
Finance leases:
Property and equipment, gross	Right-of-use assets	$2,134
Less: accumulated depreciation	Right-of-use assets	(643)
Property and equipment, net		$1,491
Finance lease liabilities	Lease liabilities	$1,367

The components of lease expense included in the Consolidated Statement of Income (Loss) were as follows:

	Classification	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating lease cost	Occupancy expense	$25,361	$67,172
Financing lease cost:
Amortization of right-of-use asset	Occupancy expense	251	737
Interest on lease liabilities	Interest expense	11	36
Total finance lease cost		262	773
Short-term lease cost	Occupancy expense	1,190	4,885
Variable lease cost(1)	Occupancy expense	6,599	17,788
Less: sublease billings	Occupancy expense	(6,091)	(18,624)
Net lease cost(2)		$27,321	$71,994
(1) Variable lease cost includes operating expenses, real estate and other taxes. Variable lease costs are determined by whether they are to be included in base rent and if amounts are based on a consumer price index.

(2)	Excludes other occupancy expense of $5,292 and $13,123 for the three and nine months ended December 31, 2019, respectively, related to leasehold amortization.

During the quarter ended December 31, 2019, in connection with Legg Mason's strategic restructuring, as further discussed in Note 15, it was determined that the carrying values of certain right-of-use assets would not be recoverable. Related impairment charges of $4,328 (exclusive of accelerated depreciation of $1,603) were recognized in the three months ended December 31, 2019, and are included in operating lease cost in the table above and in Occupancy expense in the Consolidated Statement of Income (Loss). The fair value of the right-of-use asset related to a substantial portion of the charge was estimated based on various assumptions, including the prevailing rental rates in the applicable market and the amount of time it will take to secure a sublease agreement.

Lease expense incurred in the three and nine months ended December 31, 2018 was $20,445 and $64,649, respectively, excluding leasehold amortization of $3,632 and $11,684, respectively.

Sublease amounts billed are recorded as a reduction of Occupancy expense in the Consolidated Statement of Income (Loss). The amounts billed are primarily fixed base rental payments combined with variable lease cost reimbursements. Sublease amounts related to base rent are recorded on a straight-line basis.

As of December 31, 2019, undiscounted future cash flows for each of the next five fiscal years and thereafter related to operating and finance leases were as follows:

	Operating Leases	Finance Leases	Total
Remaining fiscal 2020	$23,181	$263	$23,444
2021	88,048	714	88,762
2022	86,385	271	86,656
2023	84,530	131	84,661
2024	70,210	35	70,245
Thereafter	46,472	5	46,477
Total lease payments	398,826	1,419	400,245
Less: Imputed interest	(36,905)	(52)	(36,957)
Present value of lease liabilities	$361,921	$1,367	$363,288

As of December 31, 2019, the weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	4.8	2.0
Weighted-average discount rates	4.0%	3.1%

Supplemental cash flow information related to leases was as follows:

Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64,470
Financing cash flows from finance leases	727

There was no significant non-cash lease activity for the nine months ended December 31, 2019.

As of March 31, 2019, minimum aggregate rentals under operating leases were as follows:

Operating Leases(1)
2020	$90,667
2021	86,095
2022	84,485
2023	83,425
2024	72,192
Thereafter	47,240
Total	$464,104

(1) The minimum rental commitments have not been reduced by $105,193 for minimum sublease rentals to be received under non-cancelable subleases.

9. Commitments and Contingencies

As of December 31, 2019, Legg Mason had commitments to invest $17,588 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2030. Also, in connection with the acquisition of Clarion Partners in April 2016, Legg Mason committed to ultimately provide $100,000 of seed capital to Clarion Partners products.

As of December 31, 2019, Legg Mason also had future commitments totaling $102,794 related to multi-year agreements for certain services, of which $20,087, $39,348 and $21,534 will be due during the remainder of fiscal 2020, and in fiscal 2021 and fiscal 2022, respectively. The remaining $21,825 is due through fiscal 2027.

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

In management's opinion, an adequate accrual has been made as of December 31, 2019, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which probable losses become apparent or a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

Noncontrolling Interests
Legg Mason may be obligated to settle redeemable noncontrolling interests related to certain affiliates. As of December 31, 2019, affiliate redeemable noncontrolling interests, excluding amounts related to management equity plans, aggregated $524,889. In addition, as of December 31, 2019, the estimated redemption fair value for units under affiliate management equity plans (redeemable and nonredeemable) aggregated $82,495.

See Notes 10 and 13 for additional information regarding affiliate management equity plans and noncontrolling interests, respectively.

Contingent Consideration
As further discussed in Note 4, on April 10, 2019, Clarion Partners acquired a majority interest in Gramercy. The transaction included a potential contingent consideration payment of up to $3,721 (using the foreign exchange rate as of December 31, 2019, for the €3,315 potential payment), due on the fifth anniversary of closing upon the achievement of certain financial metrics. As of December 31, 2019 and March 31, 2019, contingent consideration liabilities totaling $3,376 and $1,415, respectively, were included in Other non-current liabilities in the Consolidated Balance Sheets.

10. Stock-Based Compensation

Legg Mason's stock-based compensation includes restricted stock units, stock options, an employee stock purchase plan, market and performance-based performance shares payable in common stock, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the equity incentive stock plan as of December 31, 2019, were 6,292. Options under Legg Mason’s equity incentive stock plans have been granted at prices not less than 100% of the fair market value on the date of grant. Options are generally exercisable in equal increments over four years and expire within eight years to 10 years from the date of grant.

The components of Legg Mason's total stock-based compensation expense were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Restricted stock and restricted stock units	$12,025	$11,668	$43,507	$38,707
Stock options	728	1,057	2,643	3,513
Employee stock purchase plan	77	96	415	480
Non-employee director awards	—	—	1,000	1,025
Affiliate management equity plans	23	719	1,670	2,213
Performance share units	2,564	1,202	8,688	4,014
Employee stock trust	9	8	26	23
Total stock-based compensation expense	$15,426	$14,750	$57,949	$49,975

Restricted Stock
Restricted stock and restricted stock unit transactions are summarized below:

	Nine Months Ended December 31,
	2019		2018
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,045	$37.76	3,299	$38.09
Granted	1,205	35.50	1,179	39.05
Vested	(1,288)	38.70	(1,286)	39.73
Canceled/forfeited	(59)	36.88	(108)	37.62
Unvested shares at December 31	2,903	$36.43	3,084	$37.80

Unamortized compensation cost related to unvested restricted stock awards at December 31, 2019, of $63,186 is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options
Stock option transactions under Legg Mason's equity incentive plans are summarized below:

	Nine Months Ended December 31,
	2019		2018
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	4,115	$39.05	4,437	$38.78
Exercised	(369)	31.55	(189)	31.62
Canceled/forfeited	(80)	46.18	(95)	43.92
Options outstanding at December 31	3,666	$39.65	4,153	$38.99

At December 31, 2019, options were exercisable for 3,262 shares, with a weighted-average exercise price of $40.23 and a weighted average remaining contractual life of 3.0 years. Unamortized compensation cost related to unvested options for 404 shares at December 31, 2019, was $920, which is expected to be recognized over a weighted-average period of 0.9 years.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, Legg Mason implemented a management equity plan for Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. As of December 31, 2019, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $12,100.

Effective March 1, 2016, Legg Mason implemented a management equity plan for Royce Investment Partners ("Royce") key employees. Under the management equity plan, minority equity interests equivalent to a 24.5% interest in the Royce entity have been issued to certain key employees. Equity holders receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses. As of December 31, 2019, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $10,800.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which was recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $23 and $719 for the three months ended December 31, 2019 and 2018, respectively, and $1,670 and $2,213 for the nine months ended December 31, 2019 and 2018, respectively. The compensation expense for the nine months ended December 31, 2019, includes $1,600 related to the modification of the plan settlement features, which resulted in an increase in the fair value of the awards. This arrangement provides for one-half of the cost to be absorbed by the ClearBridge incentive pool. As of December 31, 2019, the estimated aggregate redemption fair value of vested units under the ClearBridge plan, as if they were currently redeemable, was approximately $59,595.

Other
As of December 31, 2019 and 2018, non-employee directors held 34 and 98 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock units in the table above.

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

	May 2019	May 2018
Expected dividend yield	4.41%	3.49%
Risk-free interest rate	2.11%	2.71%
Average expected volatility	23.96%	26.14%

11. Revenue

The following table presents Total Operating Revenues disaggregated by asset class:

	Three Months Ended December 31,		Nine Months Ended December 31
	2019	2018	2019	2018
Equity	$293,130	$296,738	$875,965	$931,350
Fixed Income	299,121	275,559	873,687	855,343
Alternative	139,061	110,390	384,068	361,239
Liquidity	22,602	21,635	68,818	62,722
Total Operating Revenues	$753,914	$704,322	$2,202,538	$2,210,654

Revenues by geographic location are primarily based on the location of the advisor or domicile of fund families managed by Legg Mason and do not necessarily reflect where the customer resides or the currency in which the revenues are denominated. The following table presents Total Operating Revenues disaggregated by geographic location:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
United States	$583,080	$547,696	$1,730,546	$1,711,426
United Kingdom	56,264	35,142	121,303	111,739
Other International	114,570	121,484	350,689	387,489
Total Operating Revenues	$753,914	$704,322	$2,202,538	$2,210,654

Certain sales commissions paid in connection with obtaining assets managed in retail separately managed accounts are capitalized as deferred costs. As of December 31, 2019 and March 31, 2019, capitalized sales commissions of $8,565 and $8,126, respectively, were included in Other current assets and $10,234 and $10,147, respectively, were included in Other non-current assets in the Consolidated Balance Sheets. Amortization related to capitalized sales commissions included in Compensation and benefits in the Consolidated Statements of Income (Loss) was $2,417 and $2,305 for the three months ended December 31, 2019 and 2018, respectively, and $7,050 and $6,964 for the nine months ended December 31, 2019 and 2018, respectively. There were no impairment losses in relation to the capitalized costs during the three or nine months ended December 31, 2019 or 2018.

12. Earnings Per Share

The following table presents the computations of basic and diluted earnings per share attributable to Legg Mason, Inc. shareholders ("EPS"):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Basic weighted-average shares outstanding for EPS	86,878	85,537	86,666	85,381
Potential common shares:
Dilutive employee stock options	287	—	266	—
Diluted weighted-average shares outstanding for EPS	87,165	85,537	86,932	85,381

Net Income (Loss) Attributable to Legg Mason, Inc.	$74,775	$(216,888)	$187,208	$(77,995)
Less: Earnings (distributed and undistributed) allocated to participating securities	2,428	1,049	6,138	3,190
Net Income (Loss) (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$72,347	$(217,937)	$181,070	$(81,185)

Net Income (Loss) per share Attributable to Legg Mason, Inc. Shareholders
Basic	$0.83	$(2.55)	$2.09	$(0.95)
Diluted	0.83	(2.55)	2.08	(0.95)

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 2,935 and 3,104 for the three months ended December 31, 2019 and 2018, respectively, and 2,919 and 3,104 for the nine months ended December 31, 2019 and 2018, respectively.

Options to purchase 1,860 and 1,995 shares for the three and nine months ended December 31, 2019, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related unamortized expense, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive.

The diluted EPS calculation for the three and nine months ended December 31, 2018, excludes 56 and 143 potential common shares from employee stock options, respectively, that are anti-dilutive due to the net loss in each period.

Further, market- and performance-based awards, such as those issued to Legg Mason executive officers or those issued in the acquisition of Clarion Partners, are excluded from potential dilution until the designated market or performance condition is met.

13. Noncontrolling Interests

Net income attributable to noncontrolling interests included the following amounts:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income attributable to redeemable noncontrolling interests	$14,266	$8,852	$36,595	$24,460
Net income attributable to nonredeemable noncontrolling interests	1,962	1,646	5,300	6,583
Total	$16,228	$10,498	$41,895	$31,043

The following tables present the changes in redeemable and nonredeemable noncontrolling interests:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(3)
Balance as of March 31, 2019	$103,630	$540,595	$48,151	$692,376	$29,784
Net income attributable to noncontrolling interests	9,006	27,589	—	36,595	5,300
Business acquisition		11,715	—	11,715	—
Net subscriptions (redemptions)	(31,307)	—	—	(31,307)	—
Purchase of affiliate noncontrolling interest:
Payment (fair value portion)	—	(8,789)	—	(8,789)	—
Change in redemption value	—	(25,708)	—	(25,708)	—
Distributions	—	(22,775)	—	(22,775)	(4,519)
Foreign exchange	—	(833)	—	(833)	—
Vesting/change in estimated redemption value	—	3,095	13,984	17,079	—
Balance as of December 31, 2019	$81,329	$524,889	$62,135	$668,353	$30,565

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2018	$125,047	$573,950	$33,298	$732,295	$27,731
Net income attributable to noncontrolling interests	1,036	23,424	—	24,460	6,583
Net subscriptions (redemptions)	(36,328)	—	—	(36,328)	—
Settlement of affiliate noncontrolling interest put:
Payment	—	(15,547)	—	(15,547)	—
Change in redemption value	—	(12,345)	—	(12,345)	—
Distributions	—	(25,538)	—	(25,538)	(6,820)
Foreign exchange	—	(5,009)	—	(5,009)	—
Vesting/change in estimated redemption value	—	1,037	13,925	14,962	—
Balance as of December 31, 2018	$89,755	$539,972	$47,223	$676,950	$27,494

(1) Related to variable interest entities ("VIEs") and seeded investment products.
(2) Related to Royce management equity plan.

The following tables present the changes in redeemable noncontrolling interests by affiliate (exclusive of management equity plans):

	Redeemable noncontrolling interests
	EnTrust Global	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2019	$380,684	$123,502	$35,181	$1,228	$540,595
Net income (loss) attributable to noncontrolling interests	12,694	14,904	106	(115)	27,589
Business acquisition	—	—	—	11,715	11,715
Purchase of affiliate noncontrolling interest:
Payment (fair value portion)	—	—	(8,789)	—	(8,789)
Change in redemption value	—	—	(25,708)	—	(25,708)
Distributions	(9,892)	(12,880)	—	(3)	(22,775)
Foreign exchange	—	—	(790)	(43)	(833)
Change in estimated redemption value	—	3,095	—	—	3,095
Balance as of December 31, 2019	$383,486	$128,621	$—	$12,782	$524,889

	Redeemable noncontrolling interests
	EnTrust Global	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2018	$386,884	$117,272	$68,285	$1,509	$573,950
Net income (loss) attributable to noncontrolling interests	9,752	12,460	1,417	(205)	23,424
Distributions	(13,475)	(10,359)	(1,693)	(11)	(25,538)
Settlement of affiliate noncontrolling interest put:
Payment	—	—	(15,547)		(15,547)
Change in redemption value	—	—	(12,345)		(12,345)
Foreign exchange	—	—	(5,009)	—	(5,009)
Change in estimated redemption value	—	1,037	—	—	1,037
Balance as of December 31, 2018	$383,161	$120,410	$35,108	$1,293	$539,972

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

On May 10, 2019, Legg Mason purchased the 15% equity interest in RARE Infrastructure held by the firm's management team for total consideration of $21,988. The initial cash payment of $11,967, which included related dividends in arrears of $1,759, was paid on May 10, 2019. The remaining balance will be due 50% one year after closing and 50% two years after closing, subject to certain conditions. The $11,440 difference between the fair value of the noncontrolling interest on the settlement date and the total consideration due (excluding dividends in arrears) was recorded as Compensation and benefits in the three months ended June 30, 2019. The $25,708 difference between the fair value and the carrying value of the noncontrolling interest of $34,497 on the settlement date was recorded as an increase to additional paid in capital. This purchase was part of Legg Mason's strategic restructuring, as further discussed in Note 15, to pursue operational efficiencies between RARE Infrastructure and ClearBridge intended to reduce costs and enhance growth opportunities for both of the businesses.

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

14. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Australian dollar, Singapore dollar, Japanese yen, and euro. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for legally enforceable settlement netting and close-out netting between Legg Mason and that counterparty. Other assets recorded in the Consolidated Balance Sheets as of December 31, 2019 and March 31, 2019, were $3,074 and $4,183, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of December 31, 2019 and March 31, 2019, were $1,362 and $7,579, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds and treasuries that benchmark the hedged seed capital investments and has entered into total return swap arrangements with respect to certain Legg Mason sponsored ETFs, as further discussed below.

Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended December 31, 2019, March 31, 2019, or December 31, 2018. As of December 31, 2019, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $323,654, and open futures contracts relating to seed capital investments with aggregate notional amounts totaling $95,910. As of December 31, 2019, the weighted-average remaining contract terms for currency forward contracts was seven months and for futures contracts relating to seed capital investments was three months.

Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored ETFs, which resulted in investments by each of the financial intermediaries in the respective ETF. Under the terms of each of the total return swap arrangements, Legg Mason receives the related investment gains and losses on the underlying shares of the ETF and pays a floating rate on the value of the underlying shares. Each of the total return swap arrangements allows either party to terminate all or part of the arrangement and provides for automatic termination upon occurrence of certain events. Each financial intermediary counterparty may hedge its total return swap position through an investment in the ETF and the financial intermediaries purchased interests in the related Legg Mason ETF on the date of the transactions. The aggregate notional amount for the two total return swaps outstanding as of December 31, 2019 was $34,907, with a weighted-average remaining contract term of five months. The floating rate paid on the value of the underlying securities for all total return swap arrangements outstanding as of December 31, 2019 was three-month LIBOR plus 1.6%.

In connection with the total return swap arrangements, Legg Mason executed futures contracts with notional amounts totaling $7,916 as of December 31, 2019 to partially hedge the gains and losses recognized on the total return swaps. These contracts had a weighted-average remaining contract term of three months.

The amounts above are representative of the level of non-hedge designation derivative activity throughout the three and nine months ended December 31, 2019 and 2018.

As further discussed in Note 16, the total return swap arrangements create variable interests in the underlying funds for Legg Mason, and, if significant, Legg Mason is deemed to be the primary beneficiary. Accordingly, Legg Mason may consolidate ETF products with significant open total return swap arrangements.

The following table presents the derivative assets and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount as of December 31, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$4,092	$(1,310)	$2,782	$—	$—	$2,782
Total return swaps	—	—	—	292	961	1,253
Total derivative instruments not designated as hedging instruments	$4,092	$(1,310)	$2,782	$292	$961	$4,035

The following table presents the derivative liabilities and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount as of December 31, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(1,426)	$986	$(440)	$—	$—	$(440)
Futures contracts relating to:
Seed capital investments	—	—	—	(801)	4,809	4,008
Total return swaps	—	—	—	(49)	366	317
Total future contracts	—	—	—	(850)	5,175	4,325
Total return swaps				(72)	890	818
Total derivative instruments not designated as hedging instruments	$(1,426)	$986	$(440)	$(922)	$6,065	$4,703

The following table presents the derivative assets and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$3,997	$(1,874)	$2,123	$—	$—	$2,123
Total return swaps	—	—	—	2,060	2,310	4,370
Total derivative instruments not designated as hedging instruments	$3,997	$(1,874)	$2,123	$2,060	$2,310	$6,493

The following table presents the derivative liabilities and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(7,465)	$2,094	$(5,371)	$—	$—	$(5,371)
Futures contracts relating to:
Seed capital investments	—	—	—	(1,798)	7,640	5,842
Total return swaps	—	—	—	(410)	1,104	694
Total futures contracts	—	—	—	(2,208)	8,744	6,536
Total derivative instruments not designated as hedging instruments	$(7,465)	$2,094	$(5,371)	$(2,208)	$8,744	$1,165

The following table presents gains (losses) recognized in the Consolidated Statements of Income (Loss) on derivative instruments. As described above, the currency forward contracts and futures and forward contracts for seed capital investments included below are economic hedges of interest rate and market risk of certain operating and investing activities of Legg Mason.

		Three Months Ended December 31,
		2019		2018
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$10,325	$(4,293)	$3,110	$(5,587)
Seed capital investments	Other non-operating income (expense)	651	(2,219)	1,503	(1,116)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	—	(7,351)	16,520	(1)
Total return swaps	Other non-operating income (expense)	31	(563)	3,121	(467)
Total return swaps	Other non-operating income (expense)	384	(73)	203	(832)
Total gain (loss) from derivatives not designated as hedging instruments		$11,391	$(14,499)	$24,457	$(8,003)

		Nine Months Ended December 31,
		2019		2018
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$7,813	$(8,257)	$9,369	$(19,366)
Seed capital investments	Other non-operating income (expense)	2,356	(1,233)	5,523	(788)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	398	(11,223)	19,224	(7,066)
Total return swaps	Other non-operating income (expense)	84	(1,441)	3,425	(3,418)
Total return swaps	Other non-operating income (expense)	1,885	—	1,869	(938)
Total gain (loss) from derivatives not designated as hedging instruments		$12,536	$(22,154)	$39,410	$(31,576)

15. Strategic Restructuring

In fiscal 2019, Legg Mason initiated a strategic restructuring to reduce costs, which includes corporate and distribution functions, as well as efficiency initiatives at certain smaller affiliates that operate outside of revenue-sharing arrangements. The strategic restructuring is expected to be substantially complete by the end of fiscal 2021.

This plan involves restructuring costs beginning January 1, 2019, which are primarily comprised of employee termination benefits and retention incentives expensed over identified transition periods. The restructuring costs also include charges for consolidating leased office space and other costs, including professional fees. Legg Mason expects to incur total strategic restructuring costs in the range of $125,000 to $135,000 through March 2021 that are expected to result in future cost savings. Cumulative strategic restructuring costs incurred through December 31, 2019 were $76,649, including $18,474 and $67,297 incurred during the three and nine months ended December 31, 2019.

The table below presents a summary of changes in the strategic restructuring liability from January 1, 2019 through December 31, 2019, and cumulative charges incurred to date:

	Compensation and benefits	Occupancy	Other	Total
Balance as of January 1, 2019	$—	$—	$—	$—
Accrued charges	—	2,090	6,504	8,594
Balance as of March 31, 2019	—	2,090	6,504	8,594
Accrued charges	40,860	4,427	8,059	53,346
Payments	(7,992)	(289)	(9,886)	(18,167)
Balance as of December 31, 2019	$32,868	$6,228	$4,677	$43,773
Non-cash charges(1)
Three months ended March 31, 2019	$—	$758	$—	$758
Nine months ended December 31, 2019	12,448	1,503	—	13,951
Total	$12,448	$2,261	$—	$14,709
Cumulative charges incurred through December 31, 2019	$53,308	$8,778	$14,563	$76,649
(1) Includes stock-based compensation expense and accelerated fixed asset depreciation.

The estimates for the remaining strategic restructuring costs expected to be incurred through fiscal 2021 are as follows:

	Minimum	Maximum
Compensation and benefits	$12,000	$17,000
Occupancy	16,000	18,000
Other costs	20,000	23,000
Total	$48,000	$58,000

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

	December 31, 2019		March 31, 2019		December 31, 2018
	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)
Sponsored investment partnerships	2	$9,419	2	$11,671	2	$12,863
Trust structure foreign mutual funds	6	21,669	7	23,005	8	49,251
Employee trust structure funds	1	4,564	2	6,215	2	6,963
ETFs(2)	2	2,764	3	2,821	2	2,487
Total	11	$38,416	14	$43,712	14	$71,564
(1) Represents Legg Mason's maximum risk of loss, excluding uncollected advisory fees.

(2)
Under the total return swap arrangements, Legg Mason receives the related investment gains and losses on investments in two of Legg Mason's ETFs with notional amounts totaling $34,907 as of December 31, 2019. See Note 14 for additional information regarding total return swaps.

The assets of these CIVs are primarily comprised of investment securities and as of March 31, 2019, the liabilities of these CIVs were primarily comprised of payables for purchased securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

Legg Mason also consolidates certain voting rights entities ("VRE") products with seed capital investments where Legg Mason maintains a controlling financial interest in the product. As of December 31, 2019, March 31, 2019 and December 31, 2018, Legg Mason consolidated four, five, and seven VRE products with seed capital investments totaling $39,130, $24,924, and $29,355, respectively.

The following tables reflect the impact of CIVs and other consolidated sponsored investment products in the Consolidated Balance Sheets and the Consolidated Statements of Income (Loss):
Consolidating Balance Sheets

	December 31, 2019				March 31, 2019
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Reclassifications & Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Reclassifications & Eliminations	Consolidated Totals
Current Assets	$1,896,010	$117,167	$(37,245)	$1,975,932	$1,916,485	$144,091	$(40,720)	$2,019,856
Non-current assets	6,061,015	3,942	(1,171)	6,063,786	5,768,265	8,993	(2,992)	5,774,266
Total Assets	$7,957,025	$121,109	$(38,416)	$8,039,718	$7,684,750	$153,084	$(43,712)	$7,794,122
Current Liabilities	$929,495	$1,364	$—	$930,859	$1,104,002	$5,742	$—	$1,109,744
Non-current liabilities	2,605,229	—	—	2,605,229	2,302,463	—	—	2,302,463
Total Liabilities	3,534,724	1,364	—	3,536,088	3,406,465	5,742	—	3,412,207
Redeemable Non-controlling interests	587,024	—	81,329	668,353	588,746	—	103,630	692,376
Total Stockholders’ Equity	3,835,277	119,745	(119,745)	3,835,277	3,689,539	147,342	(147,342)	3,689,539
Total Liabilities and Equity	$7,957,025	$121,109	$(38,416)	$8,039,718	$7,684,750	$153,084	$(43,712)	$7,794,122

(1)	Other represents consolidated sponsored investment product VREs that are not designated as CIVs.

Consolidating Statements of Income (Loss)

$51,439

	Three Months Ended
	December 31, 2019				December 31, 2018
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$753,983	$—	$(69)	$753,914	$704,477	$—	$(155)	$704,322
Total Operating Expenses	623,817	166	(63)	623,920	940,561	308	(120)	940,749
Operating Income (Loss)	130,166	(166)	(6)	129,994	(236,084)	(308)	(35)	(236,427)
Total Non-Operating Income (Expense)	(7,300)	569	1,404	(5,327)	(32,158)	2,612	(771)	(30,317)
Income (Loss) Before Income Tax Provision (Benefit)	122,866	403	1,398	124,667	(268,242)	2,304	(806)	(266,744)
Income tax provision (benefit)	33,664	—	—	33,664	(60,354)	—	—	(60,354)
Net Income (Loss)	89,202	403	1,398	91,003	(207,888)	2,304	(806)	(206,390)
Less: Net income (loss) attributable to noncontrolling interests	14,427	(245)	2,046	16,228	9,000	242	1,256	10,498
Net Income (Loss) Attributable to Legg Mason, Inc.	$74,775	$648	$(648)	$74,775	$(216,888)	$2,062	$(2,062)	$(216,888)
(1) Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

	Nine Months Ended
	December 31, 2019				December 31, 2018
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$2,202,888	$—	$(350)	$2,202,538	$2,211,115	$—	$(461)	$2,210,654
Total Operating Expenses	1,862,253	1,292	87	1,863,632	2,184,807	1,386	(516)	2,185,677
Operating Income (Loss)	340,635	(1,292)	(437)	338,906	26,308	(1,386)	55	24,977
Total Non-Operating Income (Expense)	(40,072)	15,625	(4,890)	(29,337)	(74,131)	2,070	297	(71,764)
Income (Loss) Before Income Tax Provision	300,563	14,333	(5,327)	309,569	(47,823)	684	352	(46,787)
Income tax provision	80,466	—	—	80,466	165	—	—	165
Net Income (Loss)	220,097	14,333	(5,327)	229,103	(47,988)	684	352	(46,952)
Less: Net income (loss) attributable to noncontrolling interests	32,889	721	8,285	41,895	30,007	115	921	31,043
Net Income (Loss) Attributable to Legg Mason, Inc.	$187,208	$13,612	$(13,612)	$187,208	$(77,995)	$569	$(569)	$(77,995)

Non-Operating Income (Expense) of CIVs and Other includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

As of December 31, 2019 and March 31, 2019, financial assets of CIVs carried at fair value totaling $78,957 and $70,197, respectively, were valued using Level 1 inputs, $25,536 and $55,182, respectively, were valued using Level 2 inputs, and $3,619 and $12,547, respectively, were valued using NAV as a practical expedient. As of March 31, 2019, financial liabilities of CIVs carried at fair value of $4,217 were valued using Level 2 inputs.

There were no transfers between Level 1 and Level 2 assets or liabilities during the three and nine months ended December 31, 2019 and 2018.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of December 31, 2019
Category of Investment	Investment Strategy	December 31, 2019		March 31, 2019	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$3,619	(1)	$12,547	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 22% monthly redemption; 77% quarterly redemption; and 1% are subject to three to five-year lock-up or side pocket provisions.

Legg Mason's carrying value and maximum risk of loss for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, were as follows:

	As of December 31, 2019		As of March 31, 2019
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
Real Estate Investment Trusts	$12,312	$14,052	$10,812	$15,241
Other investment funds	31,090	49,646	25,155	45,897
Total	$43,402	$63,698	$35,967	$61,138

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $29,677,965 and $29,025,764 as of December 31, 2019 and March 31, 2019, respectively.

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

Our revenues and net income are derived primarily from AUM and fees associated with our investment products. Accordingly, changes in global financial markets, the composition and level of AUM, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our results of operations. Our most significant operating expenses are employee compensation and benefits, a majority of which is variable and includes incentive compensation, and distribution and servicing expenses, which consist primarily of fees paid to third-party distributors for selling our asset management products and services. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates, and changes in currency exchange rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services, vehicles, and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share, including, in particular, passive products, and corresponding flows out of products in which we do have market share. For a further discussion of factors that may affect our results of operations, refer to the discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019 and in Item 1A. herein.

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

Strategic Restructuring
During the fourth quarter of fiscal 2019, we initiated a strategic restructuring to reduce costs, which includes corporate and distribution functions, as well as efficiency initiatives at certain smaller affiliates that operate outside of revenue-sharing arrangements. We expect to incur aggregate strategic restructuring costs in the range of $125 million to $135 million through March 2021. We expect the strategic restructuring will result in future annual cost savings of $100 million or more, achieved on an annual run rate basis by the end of fiscal 2021. During the three and nine months ended December 31, 2019, we incurred $18.5 million, or $0.15 per diluted share, and $67.3 million, or $0.55 per diluted share, respectively, of costs related to the strategic restructuring. See Note 15 of Notes to Consolidated Financial Statements for additional information. We achieved $20 million of savings related to the strategic restructuring during the three months ended December 31, 2019, for cumulative achieved savings of $49 million since January 1, 2019.

In addition, during the three and nine months ended December 31, 2019, we incurred $2.4 million, or $0.02 per diluted share, and $6.2 million, or $0.05 per diluted share, respectively, of restructuring costs for other corporate matters, and during the three and nine months ended December 31, 2018, we incurred $5.9 million, or $0.05 per diluted share, and $14.3 million, or $0.12 per diluted share, respectively, of costs associated with our previous corporate restructuring plans. We do not attribute or include these other corporate restructuring costs in our strategic restructuring.

Net Income (Loss) Attributable to Legg Mason, Inc.
Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2019, was $74.8 million, or $0.83 per diluted share, as compared to Net Loss Attributable to Legg Mason, Inc. of $216.9 million, or $2.55 per diluted share for the three months ended December 31, 2018. As further discussed below, the increase in Net Income (Loss) Attributable to Legg Mason, Inc. was primarily driven by non-cash impairment charges totaling $365.2 million, or $3.17 per diluted share, related to intangible assets at EnTrust Global and RARE infrastructure, recognized in the prior year period. The increase was also driven by the impact of higher operating revenues in the current year period, reflecting an increase in investment advisory fees from separate accounts and funds and performance fees that were not passed through as compensation expense, and the impact of savings from the strategic restructuring.

Average AUM increased 7% for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
U.S. equity markets delivered strong results for the three months ended December 31, 2019, driven by optimism about a trade deal between the U.S. and China and signs of improvement in the manufacturing sector. The U.S. Federal Reserves' target federal funds rate remained at 2.0% during the quarter, which helped ease uncertainties after three rate changes during calendar year 2019. From a sector standpoint, information technology, communication services, and healthcare performed strongest during the quarter. Equity markets in the U.S. achieved their strongest performance in years. Developed international equity markets also delivered strong results, as volatility decreased due to signs of global growth stabilization, an anticipated resolution to Brexit uncertainty, and optimism regarding a trade deal between the U.S. and China. Emerging equity markets also rallied during the quarter in response to interest rate cuts in several countries and an interim trade deal between the U.S. and China.

Global bond markets were mixed during the quarter. The broad U.S. bond market posted positive returns for the quarter. Long-term treasury yields rose throughout the quarter, especially for longer maturities, due to low global interest rates and expectations of economic growth in the U.S. Short-term treasuries declined during the quarter. International government bond yields also declined during the quarter, compared to higher risk credit categories, in response to easing political tensions and positive economic outlook. Many major central banks reduced interest rates during the quarter. Investment-grade and high yield corporate bonds recorded strong returns, driven by momentum in the stock market.

The following table summarizes the returns for various major market indices:

	% Change for the Three Months Ended December 31,		% Change for the Nine Months Ended December 31,
Indices(1)	2019	2018	2019	2018
Dow Jones Industrial Average(2)	6.0%	(11.8)%	10.1%	(3.2)%
S&P 500(2)	8.5%	(14.0)%	14.0%	(5.1)%
Nasdaq Composite Index(2)	12.2%	(17.5)%	16.1%	(6.1)%
Barclays Capital U.S. Aggregate Bond Index	0.2%	1.6%	5.6%	1.5%
Barclays Capital Global Aggregate Bond Index	0.5%	1.2%	4.5%	(2.5)%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., Nasdaq Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

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

While the economic outlook for the U.S. has remained positive in recent years, it has been impacted by increased uncertainty. This uncertainty over time has led to increased volatility in the U.S. and international equity and bond markets. The volatility of the markets highlights the importance of a strong investment strategy. The financial environment in which we operate continues to reflect a heightened level of sensitivity and continued pressure on our fees, as discussed above.

Three Months Ended December 31, 2019, Compared to Three Months Ended December 31, 2018

Assets Under Management

Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Alternative		Liquidity
-	Large Cap Growth	-	U.S. Intermediate Investment Grade	-	Real Estate	-	U.S. Managed Cash
-	Equity Income	-	U.S. Long Duration	-	Hedge Funds	-	U.S. Municipal Cash
-	All Cap Growth	-	U.S. Credit Aggregate	-	Listed Infrastructure
-	Large Cap Value	-	Global Opportunistic Fixed Income
-	International Equity	-	Global Fixed Income
-	Small Cap Core	-	U.S. Municipal
-	Large Cap Core	-	Global Sovereign
-	All Cap Value	-	Non-Traditional Bond
-	Small Cap Value	-	Short Duration
-	Small Cap Growth	-	Global Government
-	Emerging Markets Equity	-	Intermediate
-	Mid Cap Core	-	High Yield
-	Small/Mid Cap	-	Liability Driven
-	Small Cap International
-	Mid Cap Growth
-	Global Equity

The components of the changes in our AUM (in billions) were as follows:

	Three Months Ended
	December 31,
	2019	2018
Beginning of period	$781.8	$755.4
Net client cash flows:
Investment funds, excluding liquidity products(1):
Subscriptions	16.6	14.4
Redemptions	(12.9)	(19.7)
Long-term separate account flows, net	(5.3)	(3.2)
Total long-term flows	(1.6)	(8.5)
Total liquidity flows	—	10.5
Total net client cash flows	(1.6)	2.0
Realizations(2)	(0.6)	(0.2)
Market performance and other(3)	20.9	(30.0)
Impact of foreign exchange	3.0	—
End of period	$803.5	$727.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

AUM at December 31, 2019 was $803.5 billion, an increase of $21.7 billion, or 3%, from September 30, 2019. Total net long-term client outflows were $1.6 billion, comprised of equity net outflows of $4.8 billion, partially offset by fixed income net inflows of $1.7 billion and alternative net inflows of $1.5 billion. Liquidity asset class flows were flat. Equity net outflows were primarily from products managed by ClearBridge Investments (“ClearBridge”), Brandywine Global Investment

Management ("Brandywine"), Royce Investment Partners (“Royce”), and QS Investors, partially offset by net inflows in products managed by Martin Currie. Fixed income net inflows were primarily in products managed by Western Asset Management Company ("Western Asset"), partially offset by net outflows from products managed by Brandywine. Alternative net inflows were in products managed by Clarion Partners and RARE Infrastructure, partially offset by net outflows from products managed by EnTrust Global. In general, we earn higher fees and profits per dollar of alternative and equity AUM, and outflows in those asset classes more negatively impact our revenues and Net Income (Loss) Attributable to Legg Mason, Inc. than do outflows in the fixed income and liquidity asset classes. The positive impact of market performance and other was $20.9 billion. The positive impact of foreign exchange fluctuations was $3.0 billion.

Our net client cash flows also reflect the significant industry-wide flow pressure for active managers of equity and fixed income assets discussed above under the heading "Business Environment".

AUM by Asset Class
AUM by asset class (in billions) was as follows:

As of December 31,	2019	% of Total	2018	% of Total	% Change
Equity	$214.0	27%	$181.0	25%	18%
Fixed income	451.8	56	406.6	56	11
Alternative	74.3	9	66.3	9	12
Total long-term assets	740.1	92	653.9	90	13
Liquidity	63.4	8	73.3	10	(14)
Total	$803.5	100%	$727.2	100%	10%

Average AUM by asset class (in billions) was as follows:

Three months ended December 31,	2019	% of Total	2018	% of Total	% Change
Equity	$209.3	27%	$198.2	27%	6%
Fixed income	447.3	56	407.4	55	10
Alternative	73.1	9	66.8	9	9
Total long-term assets	729.7	92	672.4	91	9
Liquidity	62.0	8	66.9	9	(7)
Total	$791.7	100%	$739.3	100%	7%

The component changes in our AUM by asset class (in billions) were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
September 30, 2019	$203.3	$442.7	$72.6	$718.6	$63.2	$781.8
Investment funds, excluding liquidity funds(1):
Subscriptions	4.6	9.6	2.4	16.6	—	16.6
Redemptions	(5.8)	(5.9)	(1.2)	(12.9)	—	(12.9)
Long-term separate account flows, net	(3.6)	(2.0)	0.3	(5.3)	—	(5.3)
Liquidity flows, net	—	—	—	—	—	—
Net client cash flows	(4.8)	1.7	1.5	(1.6)	—	(1.6)
Realizations(2)	—	—	(0.6)	(0.6)	—	(0.6)
Market performance and other(3)	14.9	5.2	0.6	20.7	0.2	20.9
Impact of foreign exchange	0.6	2.2	0.2	3.0	—	3.0
December 31, 2019	$214.0	$451.8	$74.3	$740.1	$63.4	$803.5

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
September 30, 2018	$214.5	$411.0	$67.4	$692.9	$62.5	$755.4
Investment funds, excluding liquidity funds(1):
Subscriptions	5.4	7.8	1.2	14.4	—	14.4
Redemptions	(7.6)	(10.8)	(1.3)	(19.7)	—	(19.7)
Long-term separate account flows, net	(1.1)	(2.1)	—	(3.2)	—	(3.2)
Liquidity flows, net	—	—	—	—	10.5	10.5
Net client cash flows	(3.3)	(5.1)	(0.1)	(8.5)	10.5	2.0
Realizations(2)	—	—	(0.2)	(0.2)	—	(0.2)
Market performance and other(3)	(30.2)	0.7	(0.8)	(30.3)	0.3	(30.0)
December 31, 2018	$181.0	$406.6	$66.3	$653.9	$73.3	$727.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

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

The component changes in our AUM by distribution channel (in billions):

	Global Distribution	Affiliate/Other	Total
September 30, 2019	$358.2	$423.6	$781.8
Net client cash flows, excluding liquidity	1.5	(3.1)	(1.6)
Liquidity flows, net	—	—	—
Net client cash flows	1.5	(3.1)	(1.6)
Realizations(1)	—	(0.6)	(0.6)
Market performance and other(2)	15.6	5.3	20.9
Impact of foreign exchange	1.3	1.7	3.0
December 31, 2019	$376.6	$426.9	$803.5

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(2)	Other primarily includes the reinvestment of dividends.

	Global Distribution	Affiliate/Other	Total
September 30, 2018	$341.6	$413.8	$755.4
Net client cash flows, excluding liquidity	(6.5)	(2.0)	(8.5)
Liquidity flows, net	—	10.5	10.5
Net client cash flows	(6.5)	8.5	2.0
Realizations(1)	—	(0.2)	(0.2)
Market performance and other(2)	(23.2)	(6.8)	(30.0)
Impact of foreign exchange	0.1	(0.1)	—
December 31, 2018	$312.0	$415.2	$727.2

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(2)	Other primarily includes the reinvestment of dividends.

Operating Revenue Yield
We calculate operating revenue yields as the ratio of annualized total operating revenues, less performance fees, to average AUM. Our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 36 basis points ("bps") and 37 bps, for the three months ended December 31, 2019 and 2018, respectively. Our operating revenue yields by asset class and distribution channel were as follows:

Three Months Ended December 31,
	2019	2018
Asset Class:
Equity	56 bps	59 bps
Fixed Income	26 bps	27 bps
Alternative	58 bps	59 bps
Liquidity	14 bps	13 bps
Total	36 bps	37 bps

Distribution Channel:
Global Distribution	40 bps	41 bps
Affiliate/Other	32 bps	34 bps

Our total operating revenue yield decreased over the last year primarily due to asset mix, the shift to lower fee vehicles and share classes and specific fee reductions. The operating revenue yields for managing equity and alternative assets declined over the last year primarily due to a shift in the mix of assets from higher fee to lower fee vehicles and share classes and from higher fee to lower fee earning affiliates, and specific fee reductions.

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

Investment Performance

For a discussion of market conditions during the three and nine months ended December 31, 2019, see "Business Environment."

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2019				As of December 31, 2018
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	78%	79%	83%	84%	41%	85%	78%	83%
Equity:
Large cap	18%	21%	52%	45%	57%	57%	33%	51%
Small cap	54%	68%	64%	41%	65%	79%	37%	45%
Total equity (includes other equity)	61%	56%	60%	50%	56%	57%	36%	51%
Fixed income:
U.S. taxable	97%	100%	99%	99%	24%	99%	88%	94%
U.S. tax-exempt (includes only one strategy)	100%	100%	100%	100%	0%	100%	100%	100%
Global taxable	98%	99%	84%	97%	12%	90%	91%	99%
Total fixed income	97%	99%	94%	98%	19%	96%	90%	95%
Alternative	99%	95%	98%	99%	75%	73%	93%	56%
The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages(2) for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2019				As of December 31, 2018
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	62%	65%	76%	68%	43%	69%	71%	65%
Equity:
Large cap	39%	40%	72%	54%	61%	61%	63%	42%
Small cap	52%	62%	72%	36%	73%	93%	55%	46%
Total equity (includes other equity)	45%	49%	72%	49%	62%	63%	59%	44%
Fixed income:
U.S. taxable	92%	95%	95%	91%	28%	91%	90%	92%
U.S. tax-exempt	13%	12%	30%	55%	19%	25%	56%	56%
Global taxable	80%	85%	45%	83%	23%	62%	81%	83%
Total fixed income	78%	80%	79%	84%	26%	75%	83%	84%
Alternative (includes only three funds)	0%	100%	n/a	n/a	30%	0%	0%	n/a
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

As of December 31, 2019 and 2018, approximately 87% and 89%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.
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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of December 31, 2019 and 2018, the U.S. long-term mutual fund assets represented in the data accounted for 19% and 17%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

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

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2019	2018	$ Change	% Change
Investment advisory fees:
Separate accounts	$266.6	$256.7	$9.9	4%
Funds	379.0	361.2	17.8	5
Performance fees	39.4	12.6	26.8	n/m
Distribution and service fees	67.6	72.2	(4.6)	(6)
Other	1.3	1.6	(0.3)	(19)
Total Operating Revenues	$753.9	$704.3	$49.6	7%

Total Operating Revenues for the three months ended December 31, 2019, increased $49.6 million, or 7%, to $753.9 million, as compared to $704.3 million for the three months ended December 31, 2018, driven by a $27.7 million increase in investment advisory fees from funds and separate accounts, reflecting higher average long-term AUM, offset in part by a reduction in our total operating revenue yield from 37 basis points to 36 basis points, as previously discussed. A $26.8 million increase in performance fees, $23.5 million of which were not passed through as compensation expense, also contributed to the increase.

Investment advisory fees from separate accounts increased $9.9 million, or 4%, to $266.6 million, as compared to $256.7 million for the three months ended December 31, 2018. Fees earned on fixed income and equity assets increased $9.0 million and $2.1 million, respectively, reflecting an increase in average fixed income and equity AUM, offset in part by a reduction in the average fee rates earned on fixed income and equity assets. These increases were offset in part by a $1.2 million decrease in fees earned on alternative assets, reflecting a reduction in the average fees rates earned on alternative assets, offset in part by an increase in average alternative AUM.

Investment advisory fees from funds increased $17.8 million, or 5%, to $379.0 million, as compared to $361.2 million for the three months ended December 31, 2018. Fees earned on fixed income assets increased $9.0 million, driven by higher average fixed income AUM, offset in part by a reduction in the average fee rates earned on fixed income assets. Fees earned on alternative assets increased $8.2 million, reflecting higher average alternative AUM and an increase in the average fee rates earned on alternative assets.

As of December 31, 2019 and 2018, approximately 11% and 12%, respectively, of our long-term average AUM was in accounts that were eligible to earn performance fees at some point during the respective fiscal year. Performance fees earned by Clarion Partners on assets invested with them prior to the acquisition closing in April 2016 are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement, and recorded as compensation expense, and therefore have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. We expect the majority of pass through performance fees at Clarion Partners to phase out by fiscal 2022. Excluding AUM eligible to earn pass through performance fees, approximately 7% and 8% of our long-term average AUM was in accounts that were performance fee eligible as of December 31, 2019 and 2018.

Investment advisory performance fees increased $26.8 million to $39.4 million, as compared to $12.6 million for the three months ended December 31, 2018, driven by a $17.8 million increase at EnTrust Global, a $5.0 million increase at Western Asset, and a $3.3 million increase in pass through performance fees at Clarion Partners.

Distribution and service fees decreased $4.6 million, or 6%, to $67.6 million, as compared to $72.2 million for the three months ended December 31, 2018, primarily due to a reduction in the average fee rate earned on mutual fund AUM subject to distribution and service fees, reflecting a shift to lower fee share classes.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2019	2018	$ Change	% Change
Compensation and benefits	$375.0	$316.9	$58.1	18%
Distribution and servicing	104.4	108.8	(4.4)	(4)
Communications and technology	57.1	56.6	0.5	1
Occupancy	32.5	24.1	8.4	35
Amortization of intangible assets	6.0	6.1	(0.1)	(2)
Impairment of intangible assets	—	365.2	(365.2)	n/m
Other	48.9	63.0	(14.1)	(22)
Total Operating Expenses	$623.9	$940.7	$(316.8)	(34)%
n/m - not meaningful

Operating expenses for the three months ended December 31, 2019 and 2018, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period (excluding intangible asset impairment charges in the prior year period). The remaining operating expenses are corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2019	2018	$ Change	% Change
Salaries, incentives and benefits	$341.9	$320.3	$21.6	7%
Strategic restructuring	10.2	—	10.2	n/m
Affiliate charges	0.2	—	0.2	n/m
Performance fee pass through	10.7	7.4	3.3	45
Gains (losses)on deferred compensation and seed capital investments	12.0	(10.8)	22.8	n/m
Compensation and benefits	$375.0	$316.9	$58.1	18%
n/m - not meaningful

Compensation and benefits increased 18% to $375.0 million for the three months ended December 31, 2019, as compared to $316.9 million for the three months ended December 31, 2018.

•
Salaries, incentives and benefits increased $21.6 million, to $341.9 million, as compared to $320.3 million for the three months ended December 31, 2018. The increase was primarily due to a $23.0 million increase in net compensation at investment affiliates, driven by an increase in operating revenues at certain affiliates. Increases in operating revenues at revenue-share based affiliates typically create a corresponding increase in compensation per the applicable revenue share agreements. A $6.6 million increase in salary and incentive compensation related to corporate and distribution personnel, including increased sales commissions, also contributed to the increase. These increases were partially offset by $11.1 million in savings from our strategic restructuring.

•
Strategic restructuring costs of $10.2 million for the three months ended December 31, 2019, were primarily comprised of employee termination benefit costs, including severance and the acceleration of deferred compensation awards. See Note 15 of Notes to Consolidated Financial Statements for additional information.

Compensation as a percentage of operating revenues increased to 49.7%, as compared to 45.0% for the three months ended December 31, 2018, primarily due to the impact of market gains on deferred compensation and seed capital investments recognized in the current year period, as compared to losses on such assets in the prior year period, and costs incurred in connection with our strategic restructuring in the current year period.

Distribution and servicing expense decreased $4.4 million, or 4%, to $104.4 million, as compared to $108.8 million for the three months ended December 31, 2018, reflecting a shift in average AUM subject to distribution and service fees to lower fee share classes, as previously discussed.

Occupancy expense increased $8.4 million, or 35%, to $32.5 million, as compared to $24.1 million for the three months ended December 31, 2018, primarily due to strategic restructuring costs of $5.9 million, largely related to space vacated in our corporate headquarters.

Impairment of intangible assets was $365.2 million for the three months ended December 31, 2018. The impairment charges recognized during the three months ended December 31, 2018, were comprised of $274.6 million and $18.2 million related to the EnTrustPermal indefinite-life fund managements contracts asset and trade name asset, respectively, and $65.0 million, $6.4 million, and $1.0 million related to the RARE Infrastructure indefinite-life fund management contracts asset, amortizable fund management contracts asset, and trade name asset, respectively. The impairments to the EnTrustPermal assets were primarily the result of continued net client outflows from legacy high net worth fund products leading to reduced growth expectations in both management fees and performance fees, a declining margin, and a higher discount rate. The impairments to the RARE Infrastructure indefinite-life fund management contracts and trade name assets were primarily the result of lower than expected net client inflows and performance fees, leading to a lower margin, and a higher discount rate. The impairment to the RARE Infrastructure amortizable asset resulted from losses of separate account AUM and the related decline in projected revenues. A revised estimate of the remaining useful life of the RARE Infrastructure separate account contracts intangible asset also contributed to the impairment of that asset. See Note 6 of Notes to Consolidated Financial Statements for further discussion of these impairment charges.

Other expense decreased $14.1 million, or 22%, to $48.9 million, as compared to $63.0 million for the three months ended December 31, 2018, primarily due to $7.4 million of savings associated with our strategic restructuring, as well as a decrease in advertising expense and professional fees.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2019	2018	$ Change	% Change
Interest income	$2.9	$3.1	$(0.2)	(6)%
Interest expense	(27.0)	(28.8)	1.8	(6)
Other income (expense), net	18.0	(7.0)	25.0	n/m
Non-operating income (expense) of consolidated investment vehicles, net	0.8	2.4	(1.6)	(67)
Total Non-Operating Income (Expense)	$(5.3)	$(30.3)	$25.0	(83)%

Interest expense decreased $1.8 million, or 6%, to $27.0 million, as compared to $28.8 million for the three months ended December 31, 2019, primarily due to the repayment of our $250 million 2.7% Senior Notes in July 2019.

Other income (expense), net, totaled income of $18.0 million for the three months ended December 31, 2019, as compared to expense of $7.0 million for the three months ended December 31, 2018. The three months ended December 31, 2019 included net market gains of $12.0 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and $6.2 million of net market gains on corporate investments not offset in compensation expense. The three months ended December 31, 2018 included net market losses of $10.8 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding decrease in compensation expense, and net market losses on corporate investments of $4.9 million. These losses were offset in part by an $8.4 million distribution from an investment holding.

Non-operating income (expense) of CIVs, net, totaled income of $0.8 million for the three months ended December 31, 2019, as compared to income of $2.4 million for the three months ended December 31, 2018. The change was due to activity of the CIVs during the respective periods. See Note 16 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision (Benefit)
The income tax provision was $33.7 million for the three months ended December 31, 2019, as compared to an income tax benefit of $60.4 million for the three months ended December 31, 2018. The effective tax rate was 27.0% for the three months ended December 31, 2019, as compared to 22.6% for the three months ended December 31, 2018. The effective tax rate for the three months ended December 31, 2019 reflects discrete tax expense of $3.3 million relating to state law changes, offset in part by a discrete tax benefit of $2.7 million. The net impact of all discrete tax items on the effective income tax rate was not material for the three months ended December 31, 2019. The three months ended December 31, 2018, reflects discrete tax expense of $14.1 million related to uncertain tax positions for federal, state and local taxes (including those relating to legislative changes) and $0.7 million of other discrete tax expenses, which together reduced the effective tax rate by 5.5 percentage points.

CIVs and other consolidated sponsored investment products did not have a material impact on the effective tax rate for the three months ended December 31, 2019 or 2018.

Net Income (Loss) Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2019 was $74.8 million, or $0.83 per diluted share, as compared to Net Loss Attributable to Legg Mason, Inc. of $216.9 million, or $2.55 per diluted share, for the three months ended December 31, 2018. The increase in Net Income (Loss) Attributable to Legg Mason, Inc. was

primarily driven by non-cash intangible impairment charges of $365.2 million, or $3.17 per diluted share, recognized in the prior year period. The increase was also driven by higher operating revenues in the current year period, reflecting an increase in investment advisory fees from funds and separate accounts, driven by higher average long-term AUM, an increase in performance fees which were not passed through as compensation expense, and the impact of savings from our strategic restructuring.

Operating margin was 17.2% for the three months ended December 31, 2019, as compared to (33.6)% for the three months ended December 31, 2018, reflecting the impact of the non-cash impairment charges recognized in the three months ended December 31, 2018.

Nine Months Ended December 31, 2019, Compared to Nine Months Ended December 31, 2018

Assets Under Management

The components of the changes in our AUM (in billions) were as follows:

	Nine Months Ended December 31,
	2019	2018
Beginning of period	$758.0	$754.1
Net client cash flows:
Investment funds, excluding liquidity funds(1)
Subscriptions	51.8	41.2
Redemptions	(43.5)	(50.6)
Long-term separate account flows, net	(9.0)	(0.9)
Total long-term flows	(0.7)	(10.3)
Total liquidity flows	(5.1)	10.4
Total net client cash flows	(5.8)	0.1
Realizations(2)	(1.2)	(0.7)
Market performance and other(3)	51.4	(17.8)
Impact of foreign exchange	0.5	(8.5)
Acquisition	0.6	—
End of period	$803.5	$727.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

AUM at December 31, 2019, was $803.5 billion, an increase of $45.5 billion, or 6%, from March 31, 2019. Total net client outflows were $5.8 billion, comprised of $5.1 billion of net client outflows from the liquidity asset class and $0.7 billion of net client outflows from long-term asset classes. Long-term asset net outflows were comprised of equity net outflows of $10.5 billion, partially offset by fixed income net inflows of $5.1 billion and alternative net inflows of $4.7 billion. Equity net outflows were primarily from products managed by ClearBridge, Brandywine, Royce, and QS Investors. Fixed income net inflows were primarily in products managed by Western Asset, offset in part by net outflows from products managed by Brandywine. Alternative net inflows were in products managed by Clarion Partners, EnTrust Global and RARE Infrastructure. The positive impact of market performance and other was $51.4 billion and the positive impact of foreign currency exchange rate fluctuations was $0.5 billion.

Average AUM by asset class (in billions) were as follows:

Nine Months Ended December 31,	2019	% of Total	2018	% of Total	% Change
Equity	$205.6	26%	$204.1	27%	1%
Fixed Income	438.0	56	411.9	55	6
Alternative	71.3	9	66.3	9	8
Total long-term assets	714.9	91	682.3	91	5
Liquidity	63.9	9	63.3	9	1
Total	$778.8	100%	$745.6	100%	4%

The component changes in our AUM by asset class (in billions) were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2019	$202.0	$419.6	$68.6	$690.2	$67.8	$758.0
Investment funds, excluding liquidity funds(1):
Subscriptions	17.6	28.2	6.0	51.8	—	51.8
Redemptions	(21.2)	(19.6)	(2.7)	(43.5)	—	(43.5)
Long-term separate account flows, net	(6.9)	(3.5)	1.4	(9.0)	—	(9.0)
Liquidity flows, net	—	—	—	—	(5.1)	(5.1)
Net client cash flows	(10.5)	5.1	4.7	(0.7)	(5.1)	(5.8)
Realizations(2)	—	—	(1.2)	(1.2)	—	(1.2)
Market performance and other(3)	22.4	26.7	1.6	50.7	0.7	51.4
Impact of foreign exchange	0.1	0.4	—	0.5	—	0.5
Acquisition	—	—	0.6	0.6	—	0.6
December 31, 2019	$214.0	$451.8	$74.3	$740.1	$63.4	$803.5

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2018	$203.0	$422.3	$66.1	$691.4	$62.7	$754.1
Investment funds, excluding liquidity funds(1):
Subscriptions	15.5	21.9	3.8	41.2	—	41.2
Redemptions	(20.2)	(26.6)	(3.8)	(50.6)	—	(50.6)
Long-term separate account flows, net	(1.9)	0.4	0.6	(0.9)	—	(0.9)
Liquidity flows, net	—	—	—	—	10.4	10.4
Net client cash flows	(6.6)	(4.3)	0.6	(10.3)	10.4	0.1
Realizations(2)	—	—	(0.7)	(0.7)	—	(0.7)
Market performance and other (3)	(14.0)	(5.3)	0.7	(18.6)	0.8	(17.8)
Impact of foreign exchange	(1.4)	(6.1)	(0.4)	(7.9)	(0.6)	(8.5)
December 31, 2018	$181.0	$406.6	$66.3	$653.9	$73.3	$727.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

AUM by Distribution Channel
The component changes in our AUM by distribution channel (in billions) were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2019	$339.3	$418.7	$758.0
Net client cash flows, excluding liquidity	8.2	(8.9)	(0.7)
Liquidity flows, net	—	(5.1)	(5.1)
Net client cash flows	8.2	(14.0)	(5.8)
Realizations(1)	—	(1.2)	(1.2)
Market performance and other(2)	28.7	22.7	51.4
Impact of foreign exchange	0.4	0.1	0.5
Acquisition	—	0.6	0.6
December 31, 2019	$376.6	$426.9	$803.5

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(2)	Other primarily includes the reinvestment of dividends.

	Global Distribution	Affiliate/Other	Total
March 31, 2018	$333.5	$420.6	$754.1
Net client cash flows, excluding liquidity	(7.7)	(2.6)	(10.3)
Liquidity flows, net	—	10.4	10.4
Net client cash flows	(7.7)	7.8	0.1
Realizations(1)	—	(0.7)	(0.7)
Market performance and other (2)	(10.5)	(7.3)	(17.8)
Impact of foreign exchange	(3.2)	(5.3)	(8.5)
December 31, 2018	$312.1	$415.1	$727.2

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(2)	Other primarily includes the reinvestment of dividends.

Results of Operations

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2019	2018	$ Change	% Change
Investment advisory fees:
Separate accounts	$791.5	$778.1	$13.4	2%
Funds	1,121.6	1,128.7	(7.1)	(1)
Performance fees	81.1	68.5	12.6	18
Distribution and service fees	204.6	230.5	(25.9)	(11)
Other	3.7	4.9	(1.2)	(24)
Total Operating Revenues	$2,202.5	$2,210.7	$(8.2)	—%

Total Operating Revenues for the nine months ended December 31, 2019, were $2.20 billion, a slight decrease from $2.21 billion for the nine months ended December 31, 2018. The decrease was primarily due to a $25.9 million decrease in distribution and service fees, reflecting a shift to lower fee earning mutual fund share classes and lower average fund AUM earning distribution fee revenue, and a $10.4 million decrease in performance fees that were passed through as compensation expense. These decreases were offset in part by an increase of $23.0 million in performance fees that were not passed through as compensation expense.

Investment advisory fees from separate accounts increased $13.4 million, or 2%, to $791.5 million, as compared to $778.1 million for the nine months ended December 31, 2018. Fees earned on fixed income and equity assets increased $12.3 million and $4.4 million, respectively, reflecting an increase in average fixed income and equity AUM, offset in part by a reduction in the average fee rates earned on fixed income and equity assets. These increases were offset in part by a $3.8 million decrease in fees earned on alternative assets, driven by lower average fee rates earned on alternative assets, offset in part by an increase in average alternative AUM.

Investment advisory fees from funds decreased $7.1 million, or 1%, to $1,121.6 million, as compared to $1,128.7 million for the nine months ended December 31, 2018. Fees earned on equity assets decreased $26.2 million, driven by lower average equity AUM. This decrease was offset in part by a $15.6 million increase in fees earned on alternative assets, driven by higher average alternative AUM and higher average fee rates earned on alternative assets, and a $5.6 million increase in fees earned on fixed income assets due to higher average fixed income AUM, offset in part by lower average fee rates earned on fixed income assets.

Investment advisory performance fees increased $12.6 million, to $81.1 million, as compared to $68.5 million for the nine months ended December 31, 2018, driven by a $15.7 million increase at EnTrust Global, a $5.3 million increase at Western Asset, and a $4.6 million increase in performance fees earned at Clarion Partners that were not passed through as compensation expense. These increases were offset in party by a $10.4 million decrease in pass through performance fees at Clarion Partners and a $2.2 million decrease in performance fees at Brandywine.

Distribution and service fees decreased $25.9 million, or 11%, to $204.6 million, as compared to $230.5 million for the nine months ended December 31, 2018, primarily due to a reduction in the average fee rate earned on mutual fund AUM subject to distribution and service fees, reflecting a shift to lower fee share classes and lower average mutual fund AUM earning distribution fee revenue.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2019	2018	$ Change	% Change
Compensation and benefits	$1,132.6	$1,043.3	$89.3	9%
Distribution and servicing	313.4	340.0	(26.6)	(8)
Communications and technology	166.3	170.9	(4.6)	(3)
Occupancy	84.9	76.3	8.6	11
Amortization of intangible assets	16.9	18.4	(1.5)	(8)
Impairment of intangible assets	—	365.2	(365.2)	n/m
Contingent consideration fair value adjustments	(1.2)	0.6	(1.8)	n/m
Other	150.7	171.0	(20.3)	(12)
Total Operating Expenses	$1,863.6	$2,185.7	$(322.1)	(15)%
n/m - not meaningful

Operating expenses for the nine months ended December 31, 2019 and 2018, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period (excluding intangible asset impairment charges in the prior year period). The remaining operating expenses are corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2019	2018	$ Change	% Change
Salaries, incentives and benefits	$1,022.0	$1,003.9	$18.1	2%
Acquisition and transition-related costs	—	0.9	(0.9)	n/m
Strategic restructuring	53.3	—	53.3	n/m
Affiliate charges	1.7	—	1.7	n/m
Performance fee pass through	33.7	44.1	(10.4)	(24)
Gains (losses) on deferred compensation and seed capital investments	21.9	(5.6)	27.5	n/m
Compensation and benefits	$1,132.6	$1,043.3	$89.3	9%
n/m - not meaningful

Compensation and benefits increased 9% to $1,132.6 million for the nine months ended December 31, 2019, as compared to $1,043.3 million for the nine months ended December 31, 2018.

•
Salaries, incentives and benefits increased $18.1 million, to $1,022.0 million, as compared to $1,003.9 million for the nine months ended December 31, 2018, driven by a $19.0 million increase in net compensation and benefits at investment affiliates, primarily due to an increase in operating revenues at certain revenue share-based affiliates, which typically creates a corresponding increase in compensation per the applicable revenue share agreements, and a $15.7 million increase in salary and incentive compensation expense related to corporate and distribution personnel, including higher sales commissions. A $5.4 million increase in deferred compensation expense due to higher annual acceleration of awards for retirement eligible employees also contributed to the increase. These increases were offset in part by $21.5 million in savings from our strategic restructuring.

•
Strategic restructuring costs of $53.3 million for the nine months ended December 31, 2019, were primarily comprised of employee termination benefit costs, including severance and the acceleration of deferred compensation awards. See Note 15 of Notes to Consolidated Financial Statements for additional information.

•	Affiliate charges of $1.7 million for the nine months ended December 31, 2019, were comprised of severance costs associated with restructuring plans at certain affiliates.

Compensation as a percentage of operating revenues increased to 51.4%, as compared to 47.2% for the nine months ended December 31, 2018, primarily due to costs incurred in connection with our strategic restructuring and the impact of market gains on deferred compensation and seed capital investments recognized in the current year period, as compared to market losses on such assets recognized in the prior year period.

Distribution and servicing expenses decreased 8% to $313.4 million, as compared to $340.0 million for the nine months ended December 31, 2018, reflecting a shift in the mix of AUM subject to distribution and service fees to lower fee share classes.

Communications and technology expense decreased 3% to $166.3 million, as compared to $170.9 million for the nine months ended December 31, 2018, primarily due to savings associated with our strategic restructuring.

Occupancy expense increased 11% to $84.9 million, as compared to $76.3 million for the nine months ended December 31, 2018, primarily due to strategic restructuring costs of $5.9 million, largely related to space vacated in our corporate headquarters.

Impairment of intangible assets was $365.2 million for the nine months ended December 31, 2018. The impairment charges recognized during the nine months ended December 31, 2018 were comprised of $274.6 million and $18.2 million related to the EnTrustPermal indefinite-life fund managements contracts asset and trade name asset, respectively, and $65.0 million, $6.4 million, and $1.0 million related to the RARE Infrastructure indefinite-life fund management contracts asset, amortizable fund management contracts asset, and trade name asset, respectively. These impairments are further discussed above.

Contingent consideration fair value adjustments for the nine months ended December 31, 2019, included a credit of $1.2 million, which reduced the contingent consideration liability associated with a small acquisition completed in December 2017, and for the nine months ended December 31, 2018, included an expense of $0.6 million which increased the contingent consideration liability related to the acquisition of QS Investors.

Other expense decreased $20.3 million to $150.7 million, as compared to $171.0 million for the nine months ended December 31, 2018, primarily due to $18.6 million of savings associated with our strategic restructuring, $11.8 million of corporate restructuring costs recognized in the prior year period, and a $4.2 million charge recognized in the prior year period for a regulatory matter. These decreases were offset in part by $6.2 million of strategic restructuring costs and $6.2 million of corporate restructuring costs recognized in the current year period, and $3.4 million of foreign exchange losses.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2019	2018	$ Change	% Change
Interest income	$9.5	$8.0	$1.5	19%
Interest expense	(82.8)	(88.6)	5.8	(7)
Other income (expense), net	29.1	6.8	22.3	n/m
Non-operating income (expense) of consolidated investment vehicles, net	14.9	2.0	12.9	n/m
Total Non-Operating Income (Expense)	$(29.3)	$(71.8)	$42.5	(59)%

Interest expense decreased $5.8 million, or 7%, to $82.8 million, as compared to $88.6 million for the nine months ended December 31, 2019, primarily due to the repayment of $125.5 million of outstanding borrowings under our Credit Agreement in September 2018 and the repayment of our $250 million 2.7% Senior Notes in July 2019.

Other income (expense), net, totaled income of $29.1 million for the nine months ended December 31, 2019, as compared to income of $6.8 million for the nine months ended December 31, 2018. The nine months ended December 31, 2019 included net market gains of $21.9 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and $6.4 million of net market gains on corporate investments not offset in compensation expense. The nine months ended December 31, 2018 included an $8.4 million distribution from an investment holding and $3.9 million of gains on corporate investments, offset in part by $5.6 million of net market losses on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding decrease in compensation expense.

Non-operating income (expense) of consolidated investment vehicles, net, totaled income of $14.9 million for the nine months ended December 31, 2019, as compared to income of $2.0 million for the nine months ended December 31, 2018. The change was primarily due to activity of the CIVs during the respective periods. See Note 16 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision
The income tax provision was $80.5 million for the nine months ended December 31, 2019, as compared to $0.2 million for the nine months ended December 31, 2018. The effective tax rate was 26.0% for the nine months ended December 31, 2019, as compared to 0.4% for the nine months ended December 31, 2018.
The effective tax rate for the nine months ended December 31, 2019 reflects discrete tax benefits of $4.1 million resulting from the settlement of a prior year audit and $2.7 million related to other items. These benefits were substantially offset by discrete tax expense of $3.3 million relating to state law changes and $2.1 million for vested stock awards with a grant date exercise price higher than the vesting date stock prices. The net impact of all discrete tax items on the effective income tax rate was not material for the nine months ended December 31, 2019.
During the nine months ended December 31, 2018, a discrete tax expense of $14.1 million related to uncertain tax positions for federal, state and local taxes (including those related to legislative changes) was recognized. In addition, discrete tax benefits of $2.8 million related to the completion of a prior year tax audit and $1.8 million related to other discrete items were recognized. Together, the net impact of all discrete tax items reduced the effective income tax rate by 27.4 percentage points for the nine months ended December 31, 2018.
CIVs and other consolidated sponsored investment products reduced the effective tax rate by 0.8 percentage points percentage points for the nine months ended December 31, 2019. CIVs and other consolidated sponsored investment products did not have a material impact on the effective tax rate for the nine months ended December 31, 2018.

Net Income (Loss) Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the nine months ended December 31, 2019, totaled $187.2 million, or $2.08 per diluted share, as compared to Net Loss Attributable to Legg Mason, Inc. of $78.0 million, or $0.95 per diluted share, for the nine months ended December 31, 2018. The increase in Net Income (Loss) Attributable to Legg Mason, Inc. was primarily driven by non-cash impairment charges totaling $365.2 million, or $3.15 per diluted share, recognized in the prior year period, as well as higher operating revenues in the current year period, reflecting an increase in performance fees that were not passed through as compensation expense and an increase in investment advisory fees from funds and separate accounts, driven by higher average long-term AUM. These increases were offset in part by the previously discussed increase in compensation expense for corporate and distribution personnel, including increased sales commissions.

Operating margin was 15.4% for the nine months ended December 31, 2019, as compared to 1.1% for the nine months ended December 31, 2018, reflecting the strategic and corporate restructuring costs discussed above for the nine months ended December 31, 2019, and the non-cash impairment charges recognized in the nine months ended December 31, 2018.

Three Months Ended December 31, 2019, Compared to Three Months Ended September 30, 2019
Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2019, was $74.8 million, or $0.83 per diluted share, as compared to $67.1 million, or $0.74 per diluted share, for the three months ended September 30, 2019. The increase in Net Income Attributable to Legg Mason, Inc. was driven by an increase in performance fees that were not passed through as compensation expense, higher investment advisory fees from funds and separate accounts, reflecting higher average AUM, and savings from the strategic restructuring.

Operating revenues increased to $753.9 million for the three months ended December 31, 2019, as compared to $743.3 million for the three months ended September 30, 2019. The increase in operating revenues was primarily due to a $15.7 million increase in performance fees that were not passed through as compensation expense, and an increase in fund and separate account advisory fee revenues of $5.4 million, or 1%, reflecting higher average long-term AUM. These increases were offset in part by an $11.2 million decrease in pass through performance fees.

Total operating expenses were $623.9 million for the three months ended December 31, 2019, as compared to $618.3 million for the three months ended September 30, 2019. The increase in operating expenses was primarily due to $5.9 million in occupancy-related strategic restructuring costs recognized in the current period, and a $3.1 million increase in communications and technology expense, reflecting higher consulting costs. These increases were offset in part by a decrease of $2.7 million in compensation expense, driven by an $11.2 million decrease in pass through performance fees and a $4.2 million decrease in strategic restructuring costs, offset in part by a higher gain in the market value of deferred compensation and seed capital investments.

Non-operating income (expense), net, was expense of $5.3 million for the three months ended December 31, 2019, as compared to expense of $19.7 million for the three months ended September 30, 2019. The three months ended December 31, 2019, included net market gains of $12.0 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and $6.2 million of net market gains on corporate investments not offset in compensation expense. The three months ended September 30, 2019, included net market gains of $2.9 million on seed capital investments and assets invested for deferred compensation plans, which were substantially offset by net market losses of $2.9 million on corporate investments not offset in compensation expense. Non-operating income (expense), net, of CIVs was income of $0.8 million for the three months ended December 31, 2019, compared to income of $4.5 million for the three months ended September 30, 2019.

Operating margin was 17.2% for the three months ended December 31, 2019, as compared to 16.8% for the three months ended September 30, 2019, with both periods reflecting the impact of the strategic and corporate restructuring costs.

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

The calculations of Adjusted Net Income and Adjusted EPS are as follows (dollars in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	December 31, 2019	September 30, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net Income (Loss) Attributable to Legg Mason, Inc.	$74,775	$67,083	$(216,888)	$187,208	$(77,995)
Plus (less):
Restructuring costs:
Strategic restructuring and other corporate initiatives(1)	20,920	19,666	5,881	73,484	14,303
Affiliate charges(2)	237	237	—	1,677	—
Amortization of intangible assets	6,004	5,442	6,089	16,903	18,371
Gains and losses on seed and other investments not offset by compensation or hedges	(4,827)	(51)	(4,314)	(11,289)	(12,014)
Acquisition and transition-related costs	—	—	—	—	1,468
Impairments of intangible assets			365,200		365,200
Contingent consideration fair value adjustments	—	—	—	(1,165)	571
Charges related to significant regulatory matters	—	—	—	—	4,151
Income tax adjustments:(3)
Impacts of non-GAAP adjustments	(6,030)	(6,954)	(94,568)	(21,619)	(98,331)
Other tax items	2,100	220	14,856	620	13,095
Adjusted Net Income	$93,179	$85,643	$76,256	$245,819	$228,819

Net Income (Loss) Per Diluted Share Attributable to Legg Mason, Inc. Shareholders	$0.83	$0.74	$(2.55)	$2.08	$(0.95)
Plus (less), net of tax impacts:
Restructuring costs:
Strategic restructuring and other corporate initiatives	0.17	0.16	0.05	0.60	0.12
Affiliate charges	—	—	—	0.01	—
Amortization of intangible assets	0.05	0.05	0.05	0.14	0.15
Gains and losses on seed and other investments not offset by compensation or hedges	(0.04)	—	(0.04)	(0.09)	(0.10)
Acquisition and transition-related costs	—	—	—	—	0.01
Impairments of intangible assets	—	—	3.17	—	3.15
Contingent consideration fair value adjustments	—	—	—	(0.01)	—
Charges related to significant regulatory matters	—	—	—	—	0.05
Other tax items	0.02	—	0.18	0.01	0.16
Adjusted Earnings per Diluted Share	$1.03	$0.95	$0.86	$2.74	$2.59

(1)	See Note 15 of Notes to Consolidated Financial Statements for additional information regarding our strategic restructuring initiatives.

(2)	See "Results of Operations" above for additional information regarding affiliate charges.

(3)
The non-GAAP effective tax rates for the three months ended December 31, 2019, September 30, 2019 and December 30, 2018 were 25.9%, 27.3% and 18.5%, respectively, and for the nine months ended December 31, 2019 and 2018, were 26.7% and 24.8%, respectively.

Adjusted Net Income was $93.2 million, or $1.03 per diluted share, for the three months ended December 31, 2019, $85.6 million, or $0.95 per diluted share, for the three months ended September 30, 2019, and $76.3 million, or $0.86 per diluted share, for the three months ended December 31, 2018. The increase for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, was driven by the impact of savings from the strategic restructuring, and higher operating revenues, reflecting an increase in investment advisory fees from funds and separate accounts and performance fees that were not passed through as compensation expense. The increase in Adjusted Net Income for the three months ended December 31, 2019, as compared to the three months ended September 30, 2019, was driven by an increase in performance fees that were not passed through as compensation expense, higher investment advisory fees from funds and separate accounts, reflecting higher average AUM, and savings from the strategic restructuring.

Adjusted Net Income was $245.8 million, or $2.74 per diluted share, for the nine months ended December 31, 2019, as compared to $228.8 million, or $2.59 per diluted share, for the nine months ended December 31, 2018. Adjusted Net Income increased primarily due to savings from the strategic restructuring, as well as higher operating revenues in the current year period, reflecting an increase in performance fees that were not passed through as compensation expense and an increase in investment advisory fees from funds and separate accounts, driven by higher average long-term AUM. These increases were offset in part by the previously discussed increase in compensation expense for corporate and distribution personnel, including increased sales commissions.

Adjusted Operating Margin
We calculate Adjusted Operating Margin, by dividing “Adjusted Operating Income”, by “Adjusted Operating Revenues”, each of which is further discussed below. These measures only include adjustments for certain items that relate to operating performance, and therefore, are most readily reconcilable to Operating Margin, Operating Income (Loss) and Total Operating Revenues determined under GAAP, respectively.
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

We define Adjusted Operating Income, as Operating Income (Loss), adjusted to exclude the following:

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
These measures are provided in addition to and are not substitutes for our Operating Margin, Operating Revenues, and Operating Income (Loss) calculated under GAAP. These non-GAAP measures should not be considered in isolation and may not be comparable to non-GAAP performance measures, including measures of adjusted margins, adjusted operating revenues, and adjusted operating income, of other companies. Further, Adjusted Operating Margin, Adjusted Operating Revenues and Adjusted Operating Income are not liquidity measures and should not be used in place of cash flow measures determined under GAAP.
The calculations of Operating Margin and Adjusted Operating Margin, are as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	December 31, 2019	September 30, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Operating Revenues, GAAP basis	$753,914	$743,264	$704,322	$2,202,538	$2,210,654
Plus (less):
Pass through performance fees	(10,733)	(21,914)	(7,436)	(33,677)	(44,062)
Operating revenues eliminated upon consolidation of investment vehicles	69	156	155	350	461
Distribution and servicing expense, excluding consolidated investment vehicles	(104,349)	(104,199)	(108,771)	(312,435)	(339,845)
Adjusted Operating Revenues	$638,901	$617,307	$588,270	$1,856,776	$1,827,208
Operating Income (Loss), GAAP basis	$129,994	$124,977	$(236,427)	$338,906	$24,977
Plus (less):
Restructuring costs:
Strategic restructuring and other corporate initiatives	20,920	19,666	5,881	73,484	14,303
Affiliate charges	237	237	—	1,677	—
Impairment of intangible assets	—	—	365,200	—	365,200
Amortization of intangible assets	6,004	5,442	6,089	16,903	18,371
Gains (losses) on deferred compensation and seed investments, net	12,022	2,910	(10,826)	21,946	(5,590)
Acquisition and transition-related costs	—	—	—	—	1,468
Contingent consideration fair value adjustments	—	—	—	(1,165)	571
Charges related to significant regulatory matters	—	—	—	—	4,151
Operating loss of consolidated investment vehicles, net	172	1,298	343	1,729	1,331
Adjusted Operating Income	$169,349	$154,530	$130,260	$453,480	$424,782

Operating Margin, GAAP basis	17.2%	16.8%	(33.6)%	15.4%	1.1%
Adjusted Operating Margin	26.5	25.0	22.1	24.4	23.2

Adjusted EBITDA
We define Adjusted EBITDA as cash provided by (used in) operating activities plus (minus):

•	Interest expense, net of accretion and amortization of debt discounts and premiums

•	Current income tax expense (benefit)

•	Net change in assets and liabilities, which aligns with the Consolidated Statements of Cash Flows

•	Net (income) loss attributable to noncontrolling interests

•	Net gains (losses) and earnings on investments

•	Net gains (losses) on consolidated investment vehicles

•	Other

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
The calculations of Adjusted EBITDA are as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	December 31, 2019	September 30, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Cash provided by operating activities, GAAP basis	$335,358	$229,303	$256,591	$377,084	$443,989
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	26,676	26,874	28,259	81,925	86,956
Current tax expense (benefit)	6,137	6,927	(1,218)	8,818	17,635
Net change in assets and liabilities	(153,838)	(111,207)	(170,384)	38,032	(24,794)
Net change in assets and liabilities of consolidated investment vehicles	(45,539)	8,061	60,158	(50,490)	(9,966)
Net income attributable to noncontrolling interests	(16,228)	(9,448)	(10,498)	(41,895)	(31,043)
Net gains (losses) and earnings on investments	662	2,329	21,367	9,739	36,495
Net gains (losses) on consolidated investment vehicles	814	4,529	2,369	14,904	1,954
Other	(193)	(101)	(68)	(637)	(289)
Adjusted EBITDA	$153,849	$157,267	$186,576	$437,480	$520,937

Adjusted EBITDA for the three months ended December 31, 2019, September 30, 2019, and December 31, 2018, was $153.8 million, $157.3 million, and $186.6 million, respectively. The decrease for the three months ended December 31, 2019, as compared to the three months ended September 30, 2018 was primarily due to strategic restructuring costs in the current period.

Adjusted EBITDA for the nine months ended December 31, 2019 and 2018, was $437.5 million and $520.9 million, respectively. The decrease for the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018 was primarily due to strategic restructuring costs in the current period.

Liquidity and Capital Resources
As of December 31, 2019, we had approximately $550 million in cash and cash equivalents in excess of our working capital and regulatory requirements. The primary objective of our capital structure is to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. We review our overall funding needs and capital base on an ongoing basis to determine if the capital base meets the expected needs of our businesses.

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. However, we have executed total return swap arrangements with investors in certain exchange traded funds ("ETFs"), and as a result we receive the investors' related investment gains and losses on the ETFs and consolidate ETFs with significant open total return swap arrangements. At December 31, 2019, the total return swap notional values aggregate $34.9 million. If the total return swap counterparties were to terminate their positions, we may be required to invest in the ETFs an amount up to the notional value of the swaps terminated to support the products. Otherwise, we have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs and other consolidated sponsored investment products beyond our investments in and investment advisory fees generated from these products, which are eliminated in consolidation. Additionally, creditors of the CIVs and other consolidated sponsored investment products have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our operations have been principally funded by equity capital, long-term debt and retained earnings. At December 31, 2019, cash and cash equivalents, total assets, long-term debt, net, and stockholders' equity were $0.8 billion, $8.0 billion, $2.0 billion and $3.8 billion, respectively. Total assets include amounts related to CIVs and other consolidated sponsored investment products of $0.1 billion.

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

The following table summarizes our Consolidated Statements of Cash Flows:

	Nine Months Ended December 31,
	2019	2018
Cash flows provided by operating activities	$377.1	$444.0
Cash flows used in investing activities	(39.1)	(26.9)
Cash flows used in financing activities	(425.1)	(309.2)
Effect of exchange rate changes	(12.9)	(16.5)
Net change in cash, cash equivalents, and restricted cash	(100.0)	91.4
Cash, cash equivalents and restricted cash, beginning of period	950.8	773.8
Cash, cash equivalents and restricted cash(1), end of period	$850.8	$865.2
(1) Restricted cash was $27.2 million and $30.0 million as of December 31, 2019 and 2018, respectively.

Cash inflows provided by operating activities during the nine months ended December 31, 2019 and 2018, were $377.1 million and $444.0 million, respectively, primarily related to Net Income (Loss), adjusted for non-cash items, including impairment charges totaling $365.2 million in the prior year period.

Cash outflows used in investing activities during the nine months ended December 31, 2019, were $39.1 million, primarily related to payments made for fixed assets, a minority investment in a U.K. retirement solutions provider, and the acquisition of Gramercy Europe (Jersey) Limited ("Gramercy"), further discussed below. Cash outflows used in investing activities during the nine months ended December 31, 2018, were $26.9 million, primarily related to payments made for fixed assets, offset in part by returns of capital received on certain investments in partnerships and limited liability companies.

Cash outflows used in financing activities during the nine months ended December 31, 2019, were $425.1 million, primarily related to the repayment of our $250 million 2.7% Senior Notes in July 2019, dividends paid of $102.0 million, net redemptions attributable to noncontrolling interests in CIVs and other consolidated investment products of $32.6 million, and distributions to affiliate noncontrolling interest holders of $27.9 million. Cash outflows used in financing activities during the nine months ended December 31, 2018, were $309.2 million, primarily related to the repayment of $125.5 million of outstanding borrowings under our Credit Agreement, dividends paid of $84.6 million, net redemptions attributable to noncontrolling interests in CIVs and other consolidated investment products of $36.3 million, and distributions to noncontrolling interest holders of $32.4 million.

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

Acquisition and Contingent Consideration
On April 10, 2019, Clarion Partners acquired a majority interest in Gramercy, a European real estate asset management business specializing in pan-European logistics and industrial assets. The transaction required an initial cash payment of $10.2 million, net of cash received, which was paid using existing cash resources. The transaction also provided for a potential contingent consideration payment of up to $3.6 million (using the exchange rate as of December 31, 2019 for the €3.3 million potential payment), due on the fifth anniversary of closing upon the achievement of certain financial metrics. As of December 31, 2019, the related contingent consideration liability was $3.4 million.

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

	EnTrust Global	Clarion Partners	Other	Total
Affiliate noncontrolling interests as of December 31, 2019	$383.5	$128.6	$12.8	$524.9

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

See Notes 9 and 13 of Notes to Consolidated Financial Statements for additional information.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with Royce. Under this management equity plan, as of December 31, 2019, noncontrolling interests equivalent to 24.5% in the Royce entity have been issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). As of December 31, 2019, the estimated redemption fair value for units under management equity plans aggregated $82 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Future Outlook

Strategic Restructuring
As previously discussed, we have initiated a strategic restructuring to reduce costs. We expect to incur aggregate restructuring costs in the range of $125 million to $135 million in connection with the strategic restructuring, which will be incurred through March 2021. The majority of the restructuring costs will be paid in cash. We have incurred $76.6 million of strategic restructuring costs through December 31, 2019, and approximately $18 million of these costs have been paid to date. We expect to incur approximately $13 million to $18 million of costs during the remainder of fiscal 2020 and $35 million to $40 million of costs in fiscal 2021. See Note 15 of Notes to Consolidated Financial Statements for additional information. We expect that the strategic restructuring will result in future annual cost savings of $100 million or more, substantially all of which will be cash savings. We expect to achieve these savings on a run rate basis by the end of fiscal 2021. As of December 31, 2019, we have realized cumulative savings of approximately $49 million.

Short-term Debt and Long-term Borrowings
On July 15, 2019, we repaid the $250 million of 2.7% Senior Notes due July 2019, using existing cash resources. We do not currently expect to raise incremental debt or equity financing over the next 12 months. Going forward, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity in excess of amounts available under our Credit Agreement, such as an opportunity to refinance indebtedness or complete an acquisition, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our Credit Agreement or seek to raise additional equity or debt.

Liquid Assets
Our liquid assets include cash, cash equivalents, and certain current investment securities. As of December 31, 2019, our total liquid assets of approximately $967 million, included $324 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries were not significant. In order to supplement cash available in the U.S. for general corporate purposes, we plan to utilize up to approximately $57 million of foreign cash over the next several years and anticipate that $36 million will be in the form of intercompany debt service payments by foreign affiliates, with the remainder provided from distribution of forecasted future offshore earnings. No further repatriation of foreign earnings is currently planned, and no additional tax expense is anticipated.

Other
In connection with the acquisition of Clarion Partners in April 2016, we committed to ultimately provide $100 million of seed capital to Clarion Partners products.

In January 2016, we acquired a minority equity position in Precidian Investments, LLC ("Precidian"). Under the terms of the transaction, we acquired series B preferred units of Precidian that entitle us to approximately 20% of the voting and economic interests of Precidian, along with customary preferred equity protections. Precidian has executed license arrangements with various financial institutions to use the ActiveShares® product. On January 22, 2020, we provided notice of our intent to convert our preferred units to 75% of the common equity of Precidian on a fully diluted basis, subject to satisfaction of certain closing conditions within the nine months following our notice. We plan to use cash on hand for the related $25 million payment.

Our Consolidated Balance Sheet as of December 31, 2019, includes approximately 1% of total assets (9% of financial assets at fair value) and less than 1% of total liabilities (71% of financial liabilities measured at fair value) that meet the definition of Level 3.

On February 4, 2020, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.40 per share, payable on April 20, 2020.

Contractual and Contingent Obligations
We have contractual obligations to make future payments, principally in connection with our long-term debt, non-cancelable lease agreements, acquisition agreements and service agreements. On July 15, 2019, we repaid $250 million of our outstanding long-term debt. There were no other material changes to our contractual obligations during the nine months ended December 31, 2019. See Notes 7, 8 and 9 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

Critical Accounting Policies
The following Critical Accounting Policies have been updated from our Annual Report on Form 10-K for the year ended March 31, 2019.

Intangible Assets and Goodwill
Balances as of December 31, 2019, were as follows (in thousands):

Amortizable asset management contracts	$115,398
Indefinite-life intangible assets	3,213,424
Trade names	48,695
Goodwill	1,896,097
$5,273,614

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

We performed our annual impairment testing of goodwill and indefinite-life intangible assets as of October 31, 2019, and determined that there was no impairment in the value of these assets. We also performed our periodic impairment review of amortizable intangible assets as of October 31, 2019, and determined that there was no impairment in the value of these assets. We also reviewed more critical valuation inputs as of December 31, 2019 to determine that no further quantitative analyses were warranted.

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

As of October 31, 2019, the fair value of the EnTrust Capital separate account contracts amortizable asset exceeded the carrying value of $37 million by 7%. Despite the excess of fair value over the related carrying value, future decreases in our cash flow projections, resulting from actual results, or changes in assumptions due to client attrition and the related reduction in revenues, investment performance, market conditions, or other factors, may result in impairment of this asset. There can be no assurance that continued client attrition, asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset.

As of October 31, 2019, the Clarion Partners separate account contracts amortizable asset net carrying values of $65 million comprised approximately 55% of our total amortizable intangible asset management contracts and other aggregate carrying value. As of December 31, 2019, the cumulative undiscounted cash flows related to this separate account contracts amortizable asset exceeded the carrying value by a material amount.

The estimated remaining useful lives of amortizable intangible assets currently range from one to eight years with a weighted-average life of approximately 5.6 years.

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

Projected cash flows are based on annualized cash flows for the applicable contracts projected forward 40 years, assuming annual cash flow growth from estimated net client flows and projected market performance. To estimate the projected cash flows, projected growth rates by affiliate are used to project their AUM. Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income, alternative, and liquidity) and by investment manager based upon, among other things, historical experience and expectations of future market and investment performance from internal and external sources. Currently, our market growth assumptions are 4.5% for equity, 2% for fixed income, 3% for alternative, and 0% for liquidity products, with a general assumption of 2% organic growth for all products, subject to exceptions for organic growth (contraction), generally in years one through five.

The starting point for these assumptions is our corporate planning process that includes three-year AUM projections from the management of each operating affiliate that consider the specific business circumstances of each affiliate, with assumptions for certain affiliates adjusted, as appropriate, to reflect a market participant view. Beyond year three, the estimates move towards our general organic growth assumption of 2%, as appropriate for each affiliate and asset class, through year 20. The resulting cash flow growth rate for year 20 is held constant and used to further project cash flows through year 40. Based on projected AUM by affiliate and asset class, affiliate advisory fee rates are applied to determine projected revenues. The domestic mutual fund contracts projected revenues are applied to a weighted-average margin for the applicable affiliates that manage the AUM. Margins are based on arrangements currently in place at each affiliate. Projected operating income is further reduced by an appropriate tax rate to calculate the projected cash flows.

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

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2.1 billion, account for approximately 65% of our indefinite-life intangible assets. As of October 31, 2019, approximately $163 billion of AUM, primarily managed by Western Asset and ClearBridge, was associated with this asset, with approximately 38% in equity AUM, 48% in fixed income AUM and 14% in liquidity AUM. Although our domestic mutual funds overall have maintained strong recent market performance, previously disclosed uncertainties regarding market conditions and asset flows and risks related to potential regulatory changes in the liquidity business, are reflected in our projected discounted cash flow analyses. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by a material amount. For our impairment test, cash flows from the domestic mutual fund contracts were assumed to have annual growth rates averaging approximately 6% and reflect moderate AUM inflows. Projected cash flows of the domestic mutual fund contracts were discounted at 14.0%.

As of October 31, 2019, the Clarion Partners fund management contracts asset of $505 million accounted for approximately 16% of our indefinite-life intangible assets. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by a material amount. For our impairment test, cash flows from the Clarion Partners fund management contracts were assumed to have long-term annual growth rates averaging 6% and reflect moderate AUM inflows throughout the projection period. Projected cash flows of the Clarion Partners fund management contracts were discounted at 13.0%.

As of October 31, 2019, the combined EnTrust Global fund management contracts asset of $127 million accounted for approximately 4% of our indefinite-life intangible assets and is supported by the combined EnTrust Global fund management business. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by 10%. For our impairment test, base revenues related to EnTrust Global fund management contracts were assumed to have long-term annual growth rates averaging 6%. Given current experience, projected near-year cash flows reflect AUM outflows in years one and two, and trend to modest AUM inflows of 2% by year five. The projected cash flows from the EnTrust Global fund management contracts were discounted at 15.5%.

As of October 31, 2019, the RARE Infrastructure fund management contracts asset of $55 million accounted for approximately 2% of our indefinite-life intangible assets. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by a material amount. For our impairment test, cash flows from the RARE Infrastructure fund management contracts were assumed to have long-term annual growth rates averaging 10%. Given current experience, projected near-year cash flows reflect reduced AUM inflows throughout the projection period and modest performance fees. The projected cash flows from the RARE Infrastructure fund management contracts were discounted at 15.0%.

Future decreases in our cash flow projections or increases in the discount rate, resulting from actual results, or changes in assumptions resulting from flow and AUM levels, investment performance, market conditions, or other factors, may result in impairment of this asset. There can be no assurance that asset flows, market uncertainty, or other factors will not produce an impairment in this asset, which could be significant.

Trade names account for 1% of indefinite-life intangible assets and are primarily related to Clarion Partners and EnTrust Global, which had carrying values of $23 million and $10 million, respectively. We tested these intangible assets using a relief from royalty approach and discounted cash flow methods similar to those described above for indefinite-life contracts. The resulting fair value of the EnTrust Global trade name exceeded the carrying value by 6%. As of October 31, 2019, the resulting fair values of our other trade name assets significantly exceeded the related carrying amounts.

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

We also perform a market-based valuation of our reporting unit value, which applies an average of EBITDA multiples paid in change of control transactions for peer companies to our EBITDA. The results of our two estimates of value for the reporting unit (the discounted cash flow and EBITDA multiple analyses) are compared and significant differences, if any, are assessed to determine the reasonableness of each value and whether any adjustment to either result is warranted. Once the values are accepted, the appropriately weighted average of the two reporting unit valuations (the discounted cash flow and EBITDA multiple analyses) is used as the implied fair value of our Global Asset Management reporting unit, which at October 31, 2019, exceeded the carrying value by 22%. Considering the relative merits of the details involved in each valuation process, we used an equal weighting of the two values for the 2019 testing. The significant assumptions used in the cash flow analysis included projected average annual cash flow growth rates of 7% and the projected cash flows were discounted at 16.0%. Changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced AUM or other factors, could result in an impairment of goodwill, and such an impairment could potentially have a material impact on our results of operations and financial condition.

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

Recent market evidence regarding control premiums suggest values of up to 173%, with an average of 24%. Based on our analysis and consideration, we believe the implied control premium of 37% determined by our reporting unit value estimation at October 31, 2019, is reasonable in relation to the observed relevant market control premium values.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended December 31, 2019, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Item 4.        Controls and Procedures

As of December 31, 2019, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  Other than noted below, there have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

In November 2019, Legg Mason extended its use of an existing general ledger system to additional subsidiaries and provided enhancements to the existing system installation. Expansion of the system to additional subsidiaries and the related enhancements are intended to further improve the overall system of internal controls over financial reporting and ultimately provide efficiencies from one common general ledger system. The system expansion and enhancements are significant and complex, resulting in the modification of certain internal controls.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2019. The risk factors below have been updated to include activity for the nine months ended December 31, 2019.

We May Incur Charges Related to Leased Facilities
We continue to be exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. As of December 31, 2019, our right-of-use (“ROU”) assets with commitments from third parties under non-cancellable subleases were approximately $74 million. As of December 31, 2019, our total ROU assets for office space that we vacated and are seeking to sublease were approximately $2 million, after impairment charges of approximately $4.3 million recognized in the quarter ended December 31, 2019. Under generally accepted accounting principles, when the carrying value of a ROU asset is deemed to not be fully recoverable, (i.e., at the time a sublease is entered into or space is deemed abandoned), we must incur a charge equal to the present value of the amounts by which the fixed rental commitments under the lease exceed the amounts expected to be received under a sublease, if any. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. There can be no assurance that we will not recognize additional lease-related charges, which may be material to our results of operations.

Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets
Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the quarter ended December 31, 2018, we incurred $365.2 million of aggregate impairment charges. These impairment charges were comprised of $274.6 million and $18.2 million associated with our combined EnTrust Global indefinite-life fund management contracts asset and trade name asset, respectively, and $65.0 million, $6.4 million, and $1.0 million, associated with our RARE Infrastructure indefinite-life fund management contracts asset, amortizable fund management contracts asset, and trade name asset, respectively. Subsequent to December 31, 2018, no additional intangible asset impairment charges have been recognized. Further, as of October 31, 2019, the date of our most recent impairment testing, the assessed fair values of the EnTrust Global indefinite-life fund management contracts and trade name assets exceeded their respective carrying values of $126.8 million and $10.3 million by 10% and 6%, respectively, and the implied fair value of our Global Asset Management reporting unit exceeded its carry value of $1.9 billion by 22%. Changes in the assumptions underlying projected cash flows from the assets or reporting unit, resulting from market conditions, reduced AUM or other factors, could result in an impairment of any of these assets.

There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce additional impairments. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Intangible Assets and Goodwill" and "Note 6 of Notes to Consolidated Financial Statements."

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the three months ended December 31, 2019:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs
October 1, 2019 through October 31, 2019	11,684	$37.74	—	$—
November 1, 2019 through November 30, 2019	476	38.03	—	—
December 1, 2019 through December 31, 2019	127	39.27	—	—
Total	12,287	37.76	—	$—

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2019, filed on February 5, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	February 5, 2020	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	February 5, 2020	/s/ Peter H. Nachtwey
Peter H. Nachtwey
Senior Executive Vice President
and Chief Financial Officer