Form 10-K
period 2020-03-31
LEGG MASON, INC.
filed 2020-05-29
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2019, the aggregate market value of the registrant's voting stock, consisting of the registrant's common stock, held by non-affiliates was $3,101,728,137.
As of May 26, 2020, the number of shares outstanding of the registrant's common stock was 88,948,622.

FORWARD-LOOKING STATEMENTS.
We have made in this Report on Form 10-K, and from time to time may otherwise make in our public filings, press releases and statements by our management, "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues, margins or earnings per share, anticipated changes in our business or in the amount of our client assets under management (“AUM”) or assets under advisement (“AUA”), anticipated future performance of our business, including expected earnings per share in future periods, anticipated future investment performance of our independent asset management subsidiaries (which we refer to as our “affiliates”), our expected future net client cash flows, anticipated expense levels, changes in expenses, the expected effects of acquisitions, including the proposed merger between Legg Mason and Franklin Resources, Inc. (“Franklin Templeton”), and expectations regarding financial market conditions. The words or phrases "can be," "may be," "expects," "may affect," "may depend," "believes," "estimate," "project," "anticipate" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward- looking information provided by or on behalf of Legg Mason is not a guarantee of future performance.

Actual results may differ materially from those in forward-looking information due to various factors, some of which are beyond our control, including, but not limited to, those discussed below and those discussed under the heading "Risk Factors" and elsewhere in this Report on Form 10-K and our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by law.

Important transaction-related and other risk factors that may cause such differences include: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement between us and Franklin Templeton; (ii) the transaction closing conditions may not be satisfied in a timely manner or at all, including if we fail to obtain regulatory and client approvals; (iii) the announcement and pendency of the merger may disrupt our business operations (including the threatened or actual loss of employees, clients or suppliers); (iv) we could experience financial or other setbacks if the transaction encounters unanticipated problems; and (v) anticipated benefits of the transaction, including the realization of revenue, accretion, financial benefits or returns and expense and other synergies, may not be fully realized or may take longer to realize than expected.

Our future revenues may fluctuate due to numerous factors, such as: (i) the total value and composition of our AUM; (ii) the mix of our AUM among our affiliates, asset classes, investment vehicles, client type and geography;(iii) the revenue yield of our AUM; (iv) the volatility and general level of securities prices and interest rates; (v) the relative investment performance of company-sponsored investment funds and other asset management products both in absolute terms and relative to competing offerings and market indices; (vi) investor sentiment and confidence; (vii) general political and economic conditions; (viii) catastrophic events, such as an epidemic, including the recent outbreak of respiratory illness caused by a novel coronavirus (“COVID-19”); (ix) our ability to maintain investment management and administrative fees at current levels; (x) competitive conditions in our business; (xi) the ability to attract and retain key personnel; (xii) the impact, extent and timing of technological changes and the adequacy of intellectual property, information and cybersecurity protection; and (xiii) the introduction, withdrawal, success and timing of business initiatives, strategies and acquisitions.

Our future operating results are also subject to fluctuation for, among other things, the following: (i) variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, changes in the percentages of revenues paid as compensation or other reasons; (ii) increases in distribution expenses; (iii) variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred by us to maintain our administrative infrastructure; (iv) unanticipated costs that may be incurred by Legg Mason from time to time to protect client goodwill, to otherwise support investment products, upon impairment of intangible assets or in connection with online litigation or regulatory proceedings; and (vi) the effects of acquisitions and dispositions, including changes in the expected amount of contingent payments to be made.

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial effect on our business and results of operations.

PART I

ITEM 1. BUSINESS.

General

Legg Mason is a global asset management firm that operates through the following nine independent asset management subsidiaries, which we refer to as our affiliates:

•	Brandywine Global Investment Management

•	Clarion Partners

•	ClearBridge Investments

•	EnTrust Global

•	Martin Currie

•	QS Investors

•	RARE Infrastructure

•	Royce Investment Partners

•	Western Asset Management Company

Acting through our asset management subsidiaries, each of which generally markets its products and services under its own brand name, we provide investment management and related products and services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries.

Legg Mason, Inc. was incorporated in Maryland in 1981 to serve as a holding company for its various subsidiaries. The predecessor companies to Legg Mason trace back to Legg & Co., a Maryland-based broker-dealer formed in 1899. Our subsequent growth occurred primarily through internal expansion and the acquisition of asset management and broker-dealer firms. In December 2005, Legg Mason completed a transaction in which it sold its primary broker-dealer businesses to concentrate on the asset management industry. Legg Mason is an independent, publicly traded company, with no single majority shareholder and approximately 90% of its Board of Directors consisted of independent directors as of March 31, 2020.

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our” and “Legg Mason” include Legg Mason, Inc. and its predecessors and subsidiaries, and the term “asset managers” refers to the asset management businesses operated by our subsidiaries. References to “fiscal year 2020” or other fiscal years refer to the 12-month period ended March 31st of the year specified.

Business Developments During the Fiscal Year Ended March 31, 2020

Pending Merger with Franklin Resources, Inc.

As previously announced, on February 17, 2020 Legg Mason, Franklin Resources, Inc. (“Franklin Templeton”), and Alpha Sub Inc., a Maryland corporation and a wholly-owned subsidiary of Franklin Templeton (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the acquisition of Legg Mason by Franklin Templeton. The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into Legg Mason (the “Merger”), with Legg Mason continuing as the surviving corporation and a wholly owned subsidiary of Franklin Templeton.

Pursuant to the Merger Agreement, which was unanimously approved by the boards of directors of both companies, upon completion of the merger, each outstanding share of common stock, par value $0.10 per share, of Legg Mason (collectively, the “Shares”) will be converted into the right to receive $50.00 per Share in cash (the “Merger Consideration”).

Following the Merger, Legg Mason’s independent asset management subsidiaries will remain in place with current leadership, strategies and brands, except that EnTrust Global will be repurchased by its management team and will not be part of the combined company. Our shareholders will not receive additional consideration in connection with the repurchase of EnTrust Global by its management team.
The closing of the Merger is subject to customary closing conditions, including receipt of applicable regulatory approvals, and is currently expected to occur during third calendar quarter of 2020.

Please refer to “Item 1A. Risk Factors - Risks Related to the Proposed Merger,” for a discussion of certain risks related to our proposed Merger with Franklin Templeton.

Recent Developments

The asset management industry continues to experience disruption and challenges, including a shift to lower-fee passively managed products, increased fee pressure (including pressure arising from the shift to lower-fee passive products), regulatory changes, an increasing and changing role of technology in asset management services, the constant introduction of new products and services and the consolidation of financial services firms through mergers and acquisitions. In addition, the outbreak and global spread of the novel coronavirus (“COVID-19”), a highly transmissible and pathogenic disease, has created widespread global business disruptions in the asset management industry and across other industries and resulted in extreme market volatility.

In light of these challenges, during fiscal year 2020, we continued to focus on our strategy of expanding client choice, identifying and implementing opportunities for collaboration with and across affiliates and providing expanded client access through the enhancement of our centralized distribution function and the development of alternative and innovative distribution options.

Since the inception of our previously announced strategic restructuring plan, we have achieved annual cost savings of approximately $95 million on a run rate basis as of March 31, 2020. The estimated costs of our strategic restructuring plan as of March 31, 2020 were revised to not exceed $105 million, approximately 20% less than what we previously estimated. See Note 18 of Notes to Consolidated Financial Statements for additional information.

See “Item 8. Financial Statements and Supplementary Data” for the revenues, net income and assets of Legg Mason, which operates in a single reportable business segment. See Notes 13 and 19 of Notes to Consolidated Financial Statements in Item 8 of this Report for our revenues generated in, and our long-lived assets (consisting primarily of intangible assets and goodwill) located in, each of the principal geographic regions in which we conduct business. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Report for our deferred tax assets in the aggregate for all countries in which we operate.

Business Overview

Our corporate structure combines our nine independent asset managers, each with diverse perspectives and specialized expertise across asset classes and strategies, with institutional distribution capabilities at each of our asset managers and a centralized global distribution platform focusing on retail distribution. Acting through our independent asset managers with diverse expertise in equity, fixed income, alternative and liquidity investments, we provide investment management and related services to institutional and individual clients, company-sponsored investment funds and retail separately managed account programs globally to help seek better financial outcomes by expanding choice across investment strategies, vehicles and investor access. Operating from asset management offices located in the United States, the United Kingdom and a number of other countries worldwide, we deliver our investment capabilities through varied products and vehicles and via multiple points of access, including directly and through various financial intermediaries. Our investment advisory services include discretionary and non-discretionary management of separate investment accounts in numerous investment styles for institutional and individual investors. Our investment products include proprietary mutual funds ranging from money market and other liquidity products to fixed income, equity and alternative funds managed in a wide variety of investment styles. We also offer other domestic and offshore funds to both retail and institutional investors, privately placed real estate funds, hedge funds, and funds-of-hedge funds.

Our independent asset managers primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of AUM; accordingly, the fee income of each of our asset managers will typically increase or decrease as its average AUM increases or decreases. In addition, the fees on our AUM vary with the type of account managed, the amount of assets in the account, the asset manager and the type of client.

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

We earn performance fees under certain investment advisory contracts for exceeding performance benchmarks or hurdle rates. The largest portion of our performance fees is earned based on 12-month performance periods that end in differing quarters during the year, with a portion based on quarterly performance periods. We also earn performance fees on alternative products that are earned at the end of varying investment periods or in multiple-year intervals. For the fiscal years ended March 31, 2020, 2019 and 2018, of our $2.9 billion, $2.9 billion and $3.1 billion in total revenues, $99.0 million, $84.9 million and $227.8 million, respectively, represented performance fees. During the fiscal years ended March 31, 2020, 2019 and 2018, $42.0 million, $49.0 million and $108.8 million, respectively, of these performance fees were earned by Clarion Partners on assets invested with them prior to the closing of our acquisition of Clarion Partners in April 2016 and were passed through as compensation to Clarion Partners’ management team pursuant to the terms of the Clarion Partners acquisition agreement. Exclusive of AUM eligible to earn performance fees passed through as compensation to Clarion Partners’ management team, as of March 31, 2020, approximately 7% of our total long-term AUM was in accounts that were eligible to pay performance fees at some point during the fiscal year.

As of March 31 of each of the last three fiscal years, we had the following aggregate AUM (in billions, except percentages):

	Assets Under Management	Equity Assets	% of Total in Equity Assets	Fixed Income Assets	% of Total in Fixed Income Assets	Alternative Assets	% of Total in Alternative Assets	Liquidity Assets	% of Total in Liquidity Assets
2020	$730.8	$161.2	22%	$420.2	58%	$74.3	10%	$75.1	10%
2019	758.0	202.0	27	419.6	55	68.6	9	67.8	9
2018	754.1	203.0	27	422.3	56	66.1	9	62.7	8

From time to time, our reported equity, fixed income or alternative assets under management may exclude assets that we are retained to manage on a short-term or temporary basis. We define alternative assets as all AUM managed by Clarion Partners, EnTrust Global and RARE Infrastructure.

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

We generally manage the accounts of our clients pursuant to written investment management or sub-advisory contracts between one of our independent asset managers and the client (or a financial intermediary acting on behalf of the client). These contracts usually specify, among other things, the management fees to be paid to the asset manager and the investment strategy for the account, and are generally terminable by either party on relatively short notice. Typically, investment management contracts may not be assigned (including as a result of transactions, such as a direct or indirect change of control of the asset manager, if it would constitute an assignment under the Investment Advisers Act of 1940, as amended, or other applicable regulatory requirements) without the prior consent of the client. The Merger constitutes such an assignment under US asset management laws. When the asset management client is a U.S. registered mutual fund or closed-end fund (whether or not one of our asset managers has sponsored the fund), the fund's board of directors generally must annually approve the investment management contract, and any material changes to the contract, and the fund’s board of directors and fund shareholders must approve any assignment of the contract (including as a result of transactions that would constitute an assignment under the Investment Company Act of 1940, as amended). We are in the process of obtaining the consents required for the assignments resulting from the consummation of the Merger.

Our Structure and Relationship with Asset Managers

We conduct the majority of our business through our independent asset management subsidiaries, which we refer to as “affiliates.” Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily alternatives, equity or fixed income), and differ in the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries. As of March 31, 2020, we directly or indirectly owned all of the voting equity of Brandywine Global Investment Management, ClearBridge Investments, Martin Currie, QS Investors, RARE Infrastructure and Western Asset Management Company. Clarion Partners is 18% owned by its management team, EnTrust Global is 35% owned by its chief executive officer and Royce is 24.5% owned by its management team. In addition, the management teams at Clarion Partners and ClearBridge Investments each owns non-voting equity interests in their respective businesses which provide them with participation in any increase in the value of the business (subject to appropriate valuation discounts).

Each of our asset managers is generally operated as a separate business that typically markets its products and services under its own brand name, with certain distribution functions being provided by our global distribution platform in many cases. Consistent with this approach, we have in place revenue sharing arrangements with certain of our asset managers: Brandywine Global Investment Management, ClearBridge Investments, Royce Investment Partners, and Western Asset Management Company, and/or certain of their key officers. Under the terms of these revenue sharing arrangements, a specified percentage of the asset manager's revenues, net of certain third party distribution and other operating expenses, is required to be distributed to the equity owners of the business, and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, but excluding certain expenses such as amortization of acquired intangible assets and excluding income taxes. Specific compensation allocations are determined by the asset manager's management, subject to Legg Mason management approval in certain cases. Although, without renegotiation, the revenue sharing arrangements impede our ability to increase our profit margins from these businesses, we believe these arrangements help us retain and attract talented employees. In addition, the revenue sharing arrangements provide management of these asset managers with incentives to (i) grow the asset managers' revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the revenues retained that is available to fund growth initiatives and for incentive compensation. In addition, the chief executive officer of EnTrust Global and the management teams of Clarion Partners, ClearBridge and Royce have significant equity interests in the applicable company, which helps to align the interests of the management of those affiliates with the interests of our shareholders.

Asset Managers

Our independent asset managers provide a wide range of investment advisory services to separately managed account clients, including institutional clients such as pension and other retirement plans, corporations, insurance companies, endowments and foundations and governments, as well as high net worth individuals and families, and retail clients who participate in separately managed account programs. In addition, our asset managers also manage or sub-advise various groups of proprietary and non-proprietary U.S. mutual funds and ETFs registered under the Investment Company Act of 1940, as amended, including equity, fixed income, liquidity and balanced funds. Certain of our asset managers also manage or sub-advise numerous international mutual funds that are domiciled and distributed in countries around the globe.

Western Asset Management Company is a leading global fixed income asset manager for institutional and retail clients. Headquartered in Pasadena, California, Western Asset Management's operations include investment operations in New York City, the United Kingdom, Japan, Brazil, Australia and Singapore. Western Asset Management offers a broad range of products spanning the yield curve and encompassing the world's major bond markets, including a suite of limited duration and core products, emerging market and high yield portfolios, municipal portfolios and a variety of sector-oriented and global products. Western Asset Management also sub-advises U.S. mutual funds that are sponsored by third parties. Among the services Western Asset Management provides are management of separate accounts and U.S. mutual funds, one real estate investment trust, closed-end funds, international funds and other structured investment products. As of March 31, 2020, Western Asset Management managed assets with a value of $443.9 billion.

ClearBridge Investments is an equity asset management firm based in New York City that also has offices in Baltimore, Maryland and Wilmington, Delaware. ClearBridge Investments provides asset management services to certain equity funds (including balanced funds and closed-end funds) in the Legg Mason Funds, retail separately managed account programs, certain of our international funds and, primarily through separate accounts, to institutional clients. ClearBridge Investments also sub-advises U.S. mutual funds that are sponsored by third parties. ClearBridge Investments offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. Significant ClearBridge Investments investment styles include low volatility, high active shares and income solutions. In managing assets, ClearBridge Investments generally utilizes a bottoms-up, research intensive, fundamental approach to security selection that seeks to identify companies with the potential to provide solid economic returns relative to their risk-adjusted valuations. As of March 31, 2020, ClearBridge Investments managed assets with a value of $120.3 billion.

Brandywine Global Investment Management is a global asset management firm headquartered in Philadelphia, Pennsylvania with offices also in the United Kingdom, Canada and Singapore. Brandywine Global Investment Management provides investment advisory services primarily to separately managed accounts for institutional clients in a range of fixed income, including global and international fixed income, and equity investment strategies. Brandywine Global Investment Management also provides investment advisory services to high net worth clients through separately managed account programs, including various non-proprietary wrap accounts sponsored by third parties, and also sub-advises U.S. mutual funds that are sponsored by third parties. In addition, Brandywine Global Investment Management manages certain of our proprietary U.S. mutual funds and a number of our international funds. Brandywine Global Investment Management pursues a value investing approach in its management of both equity and fixed income assets. As of March 31, 2020, Brandywine Global Investment Management managed assets with a value of $60.2 billion.

Clarion Partners is a leading manager of real estate investment funds. Headquartered in New York, the firm has offices in Atlanta, Barcelona, Berlin, Jersey, London, Los Angeles, Seattle and Washington, DC and offers a broad range of real estate strategies across the risk/return spectrum to institutional investors. Clarion Partners offers its services through institutional separate accounts, privately placed open-end funds and recently launched the Clarion Partners Real Estate Income Fund Inc., a publicly offered real estate income fund. As of March 31, 2020, Clarion Partners managed assets with a value of $56.7 billion.

EnTrust Global is a leading global alternative asset manager specializing in providing investment solutions to public, corporate and multi-employer pension funds, foundations, endowments, sovereign wealth funds, insurance companies, private banks, family offices and high net worth individuals. EnTrust Global has investment teams located in London, New York City and Paris and additional offices in Hong Kong, and Singapore. As of March 31, 2020, EnTrust Global managed assets with a value of $13.8 billion.

Martin Currie is an international equity specialist headquartered in Edinburgh, Scotland with additional offices in London, Melbourne and Singapore. It manages active U.S. and international equity portfolios for a global client base of financial institutions, charities, foundations, endowments, pension funds, family offices, government agencies and investment funds. As of March 31, 2020, Martin Currie managed approximately $12.0 billion in AUM.

QS Investors is a customized solutions and global quantitative equities investment firm providing asset management and advisory services to a diverse array of institutional clients. Headquartered in New York City, QS Investors has developed approaches to integrating quantitative and behavioral investment insights and dynamically weighting opportunities in response to changing conditions in the economy and the market. QS Investors offers a broad spectrum of strategies which includes actively managed U.S. and Global equities, Liquid Alternatives, and Customized Solutions. As of March 31, 2020, QS Investors managed approximately $9.8 billion of AUM.

Royce is the investment advisor to all of The Royce Funds, a proprietary range of equity U.S. mutual funds and to certain of our international funds. In addition, Royce manages other pooled and separately managed accounts, primarily for institutional clients. Headquartered in New York City, Royce generally invests in smaller company stocks, using a value approach. Royce’s stock selection process generally seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce pursues securities that are priced below its estimate of the issuer’s current worth. As of March 31, 2020, Royce managed assets with a value of $9.0 billion.

RARE Infrastructure is a global listed infrastructure investing specialist that manages domestic and international funds in three distinct strategies: RARE Infrastructure Value (a global strategy with a mix between income and capital returns), RARE Emerging Markets (purely focused on emerging markets infrastructure) and RARE Infrastructure Income (a global strategy with a focus on distributing yield). Headquartered in Sydney, Australia, RARE Infrastructure had approximately $3.8 billion in AUM as of March 31, 2020.

United States Funds

Mutual Funds

Our U.S. mutual funds primarily consist of two groups of proprietary mutual and closed-end funds (the “Legg Mason Funds” and the “Royce Funds”). The Legg Mason Funds invest in a wide range of domestic and international equity and fixed income securities utilizing various investment styles, including several money market funds. The Royce Funds invest primarily in smaller-cap company stocks using a value investment approach.

The Legg Mason Funds consist of 111 mutual funds and 27 closed-end funds in the United States, which are managed or sub-advised by Brandywine Global Investment Management, Clarion Partners, ClearBridge Investments, Martin Currie, RARE Infrastructure, QS Investors and Western Asset Management. The mutual funds and closed-end funds within the Legg Mason Funds include 56 equity funds (including balanced funds) that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large- and mid-cap growth funds and international funds. The fixed income and liquidity mutual funds and the closed-end funds within the Legg Mason Funds include 82 funds that offer a wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. As of March 31, 2020 and 2019, the Legg Mason Funds included $155.2 billion and $148.7 billion in assets, respectively, in their mutual funds and closed-end funds, of which approximately 32% and 40%, respectively, were equity assets, approximately 49% and 46%, respectively, were fixed income assets, and approximately 19% and 14% , respectively, were liquidity assets. As of both March 31, 2020 and 2019, less than 1% of the assets in the Legg Mason funds were alternative assets.

The Royce Funds consist of 13 mutual funds and three closed-end funds, most of which invest primarily in smaller- cap company or micro-cap company stocks using a value approach. The funds differ in their approach to investing in smaller companies and the universe of securities from which they can select. As of March 31, 2020 and 2019, the Royce Funds included $7.9 billion and $11.6 billion in assets, respectively, substantially all of which were equity assets. The Royce Funds are distributed through non-affiliated fund supermarkets, Legg Mason Global Distribution, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in the Royce Funds are distributed only through insurance companies.

Exchange Traded Funds

The Legg Mason ETFs invest in a wide range of domestic and international equity securities. As of March 31, 2020, Legg Mason’s ETF lineup consisted of ten ETFs with an aggregate AUM of approximately $1.3 billion. Our ETFs are managed by ClearBridge Investments, Martin Currie, QS Investors, RARE Infrastructure, Royce and Western Asset Management.

Legg Mason currently holds a 19.9% equity interest in Precidian Investments™ (“Precidian”), an industry leader in the creation of innovative financial products. On May 20, 2019, the SEC issued an order granting exemptive relief for the use of Precidian Investments’ ActiveShares® semi-transparent ETF methodology. This order permits an actively managed ETF to operate without being subject to the current daily portfolio transparency condition included in actively managed ETF orders. Following applicable exchange approvals for individual products, investors in those products will be able to invest in actively-managed ETFs that do not disclose individual holdings on a daily basis, yet trade and operate in a manner that is similar to traditional ETFs. On January 21, 2020, Legg Mason provided notice to Precidian of its intention to exercise its option to increase its equity interest in Precidian to 75%, subject to satisfaction of certain closing conditions. On April 2, 2020, American Century Investments launched two ETF products using Precidian’s ActiveShares® semi-transparent ETF methodology.

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

International Funds

Outside the United States, we manage, support and distribute numerous proprietary funds across a wide array of global fixed income, liquidity, equity and alternative investment strategies. Our international funds include a broad range of cross border funds that are domiciled in Ireland and are sold in countries across Asia, Europe and Latin America. Our international funds also include local fund ranges that are domiciled in the United Kingdom, Australia, Japan and Singapore and offered to investors in the country of domicile. Our international funds are distributed and serviced by Legg Mason Global Distribution, as discussed below. Our international funds, which include equity, fixed income, alternative, liquidity and balanced funds are primarily managed or sub-advised by Brandywine Global Investment Management, ClearBridge Investments, EnTrust Global, QS Investors, Martin Currie, RARE Infrastructure, Royce and Western Asset Management. In the aggregate, we sponsored and managed 186 and 205 of these international funds, respectively at March 31, 2020 and 2019, which at those dates had an aggregate of approximately $79.6 and $88.4 billion in assets, respectively, of which approximately 14% and 19%, respectively, were equity assets, approximately 30% were fixed income assets in each period, approximately 3% were alternative assets in each period, and approximately 53% and 48%, respectively, were liquidity assets. The information above does not include the funds-of-hedge funds sponsored and managed by EnTrust Global, the Brazil-domiciled funds managed by Western Asset Management or the privately placed real estate funds offered by Clarion Partners.

Retail Separately Managed Account Programs

We are a leading provider of asset management services to retail separately managed account programs, commonly known as managed account or wrap programs. These programs typically allow securities brokers or other financial intermediaries to offer their clients the opportunity to choose from a number of asset management services pursuing different investment strategies provided by one or more asset managers, and generally charge an all-inclusive fee that covers asset management, trade execution, asset allocation and custodial and administrative services. We provide investment management services through more than 130 retail separately managed account programs sponsored by various financial institutions.

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

The U.S. Distribution Group distributes institutional share classes of the Legg Mason Funds to institutional clients and also distributes variable annuity sub-advisory services provided by our asset managers to insurance companies (including advisory services provided to certain of the Legg Mason Funds that are specifically designed for purchase through variable annuity contracts and variable life insurance policies offered by participating insurance companies). Our institutional liquidity funds are primarily distributed by Western Asset Management’s sales team. The Royce Funds are distributed by Royce’s sales team in addition to the U.S. Distribution Group.

In addition to distributing funds, the wholesalers in Legg Mason Global Distribution also market and support our retail separately managed account program services and the Legg Mason ETFs. These services are provided through programs sponsored by a variety of financial institutions.

International Distribution

The International Distribution Group of Legg Mason Global Distribution employs a team of sales, marketing and support staff that markets, distributes and supports our international funds to individual and institutional investors across Asia (including Australia and Japan), Europe and the Americas. The International Distribution Group has sales teams operating out of distribution offices in 18 cities in 15 countries and distributing our cross border international funds globally and our international local fund ranges in their respective countries. The goal of our International Distribution Group is to be a global partner for firms that utilize or distribute asset management products around the world, but also to be viewed as a local partner through an understanding of the nuances and needs of each local market that they cover. These distributors seek to develop deep distribution relationships with retail banks, private banks, asset managers, fund platforms, pension plans and insurance plans. Our international distribution offices also work with our asset managers on a case-by-case basis to take advantage of preferences for local distributors or to meet regulatory requirements in distributing products and services into their local markets.

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

EnTrust Global’s products and services are sold outside the United States to non-U.S. high net worth investors through a network of financial intermediaries by EnTrust Global’s distribution operations as well as through our International Distribution Group. In addition, EnTrust Global distributes its products and services to U.S. and international institutions through EnTrust Global’s internal distribution teams.

Employees

At March 31, 2020, 2019, and 2018, we had 3,059, 3,246, and 3,275 employees, respectively. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.

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

Securities and Exchange Commission Review of Asset Managers and Mutual Funds

Our business may also be impacted by additional regulatory initiatives by the SEC. In October 2016, the SEC adopted new rules (as well as amendments to existing rules) to modernize the reporting and disclosure of information by registered investment companies, including (i) new monthly and annual reporting requirements for certain U.S. registered funds; (ii) enhanced reporting regimes for investment advisers; these rules, have increased the Funds’ and our U.S. asset managers’ public reporting and disclosure requirements. Any additional SEC oversight relating to the above, or the introduction of any new reporting, disclosure or control requirements could expose us to additional compliance costs and may require us to change how we operate our business.

Regulation of Exchange-Traded Funds

As part of a focus on financial stability issues and due to the significant growth of this product class over the last few years, regulators globally are examining the potential risks in ETFs, including risks related to transparency, liquidity and structural resiliency. There can be no assurance that structural or regulatory reforms, including potential rulemaking by the SEC, will be implemented in a manner favorable to us, or at all. Depending on the outcome of this renewed regulatory analysis, or any associated structural reforms, ETF products may become subject to increased regulatory scrutiny or restrictions, which may require us to incur additional compliance and reporting expenses and adversely affect our business. In addition, in September 2019, the SEC adopted Rule 6c-11 under the Investment Company Act of 1940 (the “Investment Company Act”) known as the “ETF Rule”. The ETF Rule is intended to establish a clear and consistent framework that allows many ETFs operating under the Investment Company Act to come to market without applying for individual exemptive orders.

Regulation of Swaps and Derivatives

The SEC, the Internal Revenue Service (“IRS”) and the Commodity Futures Trading Commission (“CFTC”) each continue to review the use of futures, swaps and other derivatives. Such reviews could result in regulations that further limit the use of such products by mutual funds. If adopted, these limitations could require us to change certain mutual fund business practices or to register additional entities with the CFTC, which could result in additional costs and/ or restrictions. In December 2015, the SEC proposed a new rule governing the use of derivatives and other financial commitment transactions by investment companies. In December 2019, the SEC re-proposed the rule, making significant changes from the original proposal. This proposal has the potential to require us to change or restrict certain investment strategies or practices and incur additional costs. There is no indication as to when or if the final Rule will be adopted.

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

SEC’s Proposals to Enhance Protections for Retail Investors

In June 2019, the SEC adopted rules and interpretations designed to enhance protections for retail investors in their relationships with financial professionals, including broker-dealers and investment advisers, with respect to both retirement and non-retirement accounts. Regulation Best Interest, which will take effect on June 30, 2020 following a one year implementation period, will impose a “best interest” standard of conduct for broker-dealers and their representatives. Regulation Best Interest enhance the current “suitability” standard applicable to broker-dealers by imposing an explicit care obligation and additional disclosure and conflict of interest mitigation or elimination requirements on broker-dealers that make securities recommendations to retail investors. In addition to Regulation Best Interest, the SEC issued an interpretation (“the Investment Adviser Interpretation”) setting forth the SEC’s view as to the nature of an investment adviser’s fiduciary obligations under the Investment Advisers Act of 1940. In addition to the SEC’s activity, several states have adopted or are considering rules that would establish heightened or more explicit standards of conduct for financial intermediaries operating in such states. It is unclear how these state initiatives will be impacted by the implementation of Regulation Best Interest and possible pre-emption challenges. We and our asset managers may be adversely impacted by such SEC and state regulatory initiatives in the retail investment space to the extent that they lead to changes in investment preferences on the part of financial intermediaries and investors and increased pressure on product fees and expenses.

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

The new legislative package, which includes the Investment Firms Regulation (IFR) and Investment Firms Directive (IFD) will make significant alterations to the prudential framework governing investment firms, including deviations from the current MiFID approach to the use of quantitative K-factors. IFR becomes directly applicable in EU member states on

June 26, 2021. IFD comes into effect on June 26, 2021 and EU member states have 18 months to adopt and publish measures to implement it. The implementation of changes to adopt and comply with IFR and IFD and will result in higher regulatory capital requirements for impacted firms, subject to transitional phasing in. We continue to analyze the potential impact of IFR and IFD on us and our asset managers.

Revised Retail Consumer Disclosure Requirements

EU legislators have introduced a new “Key Information Document” (“KID”), which is applicable where a retail consumer is sold Packaged Retail and Insurance-based Investment Products (“PRIIPs”) and which came into effect in January 2018 and will become applicable to funds in December 2021. The KID must include specific information on costs, risks and performance. We are required to produce a KID for each fund in scope, as well as to make information available to distribution partners who sell these funds in the EU.

British Exit from the European Union

The United Kingdom (“U.K.”) held a referendum in June 2016 in which voters approved an exit from the EU ("Brexit"), which resulted in significant volatility in several international markets. On March 29, 2017, the U.K. delivered notice under Article 50 of the Lisbon Treaty of its intent to leave the EU, beginning a two-year negotiation period for the U.K. and the 27 remaining members of the EU to reach agreement on the terms of the exit. On March 23, 2018, the UK and the EU leaders endorsed a 21-month transition period that would begin on March 29, 2019 and end on December 31, 2020 and adopted negotiating guidelines on the future EU-UK relationship.  The terms of this transitional arrangement were not binding unless by March 31, 2019, a formal withdrawal agreement between the UK and the European Economic Area (“EEA”)had been negotiated in full and agreed, ratified by the European Parliament and the European Council; and ratified by the UK (which is likely to require an Act of Parliament). The UK and EU leaders were unable to negotiate a formal withdrawal agreement by March 31, 2019 but agreed to extend the Brexit date to provide additional time to complete negotiations. The UK withdrew from the EU on January 31, 2020. The timeline to conclude a new UK/EU trade agreement by December 31, 2020 has been challenged in recent weeks by the global economic and health crisis caused by COVID-19, and the final terms and implementation date of a new trade agreement remain uncertain.

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

Risks Related to the Proposed Merger

Regulatory Approvals May Not be Received, May Take Longer Than Expected or May Impose Conditions That Are Not Presently Anticipated or Cannot be Met.

Before the transactions contemplated by the Merger Agreement, including the Merger, may be completed, various approvals must be obtained from regulatory authorities. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the mergers that are not anticipated or cannot be met. If the consummation of the Merger is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of each company may also be materially and adversely affected. See the section entitled “The Merger-Regulatory Approvals Required for the Merger” in our definitive proxy statement filed with the SEC on March 27, 2020 (“Proxy Statement”).

Failure of the Merger to be Completed, the Termination of the Merger Agreement or a Significant Delay in the Consummation of the Merger could Negatively Impact Us.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Please see the section entitled “The Agreement and Plan of Merger-Conditions to the Merger” in the Proxy Statement. These conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed or significantly delayed. In addition, if the Merger is not completed by February 17, 2021, either Franklin Templeton or we may choose to terminate the Merger Agreement at any time after that date if the failure to consummate the transactions contemplated by the Merger Agreement is not primarily caused by any failure to fulfil any obligation the Merger Agreement by the party electing to terminate the Merger Agreement. Furthermore, the consummation of the merger may be significantly delayed due to various factors, including potential litigation related to the Merger.

If the Merger is not consummated or significantly delayed, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal, our business, financial condition and results of operations may be materially adversely affected.

In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed or significantly delayed, we would have to recognize these expenses without realizing the expected benefits of the Merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on our ability to make significant changes to our ongoing business during the pendency of the Merger, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and a party’s board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger.

We Will be Subject to Business Uncertainties and Contractual Restrictions While the Merger is Pending.

Uncertainty about the effect of the Merger on employees, customers, suppliers and vendors may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel and customers pending the consummation of the Merger, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the Merger. Additionally, these uncertainties could cause our customers, suppliers, vendors and others with whom we deal to seek to change, or fail to extend, existing business relationships with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger.

The pursuit of the Merger and the preparation for the integration may place a burden on our management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on each company’s business, financial condition and results of operations.

In addition, the Merger Agreement restricts us from taking certain actions without Franklin Templeton’s consent while the Merger is pending. If the Merger is not completed, these restrictions could have a material adverse effect on our business, financial condition and results of operations. Please see the section entitled “The Agreement and Plan of Merger-Covenants Regarding Conduct of Business by the Company and its Subsidiaries Prior to the Merger” in the Proxy Statement for a description of the restrictive covenants applicable to us and Franklin Templeton.

Litigation Against Us or Franklin Templeton, or the Members of Our or Franklin Templeton Board of Directors, Could Prevent or Delay the Completion of the Merger.

While we and Franklin Templeton believe that any claims that may be asserted by purported stockholder plaintiffs related to the Merger would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Merger from being competed in a timely manner. Moreover, any litigation could be time consuming and expensive, could divert our and Franklin Templeton’s management’s attention away from their regular business and, any lawsuit adversely resolved against us, Franklin Templeton or members of our or Franklin Templeton board of directors, could have a material adverse effect on each party’s business, financial condition and results of operations.

One of the conditions to the consummation of the merger is the absence of any statute, rule, regulation, executive order, decree, ruling, temporary restraining order, preliminary or permanent injunction or other order issued by a court or other government entity of competent jurisdiction having the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive having the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all.

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

Our Business and Operations are Subject to Adverse Effects from the Outbreak and Spread of Contagious Diseases Such as COVID-19, and We Expect Such Adverse Effects to Continue.

The outbreak and spread of contagious diseases such as COVID-19, a highly transmissible and pathogenic disease, has resulted and will likely continue to result in a widespread national and global public health crisis, which has had, and we expect will continue to have, an adverse effect on our business, financial condition and results of operations. Infectious illness outbreaks or other adverse public health developments in countries where we operate, as well as any local, state and/or national government restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the entire global economy, the financial condition of individual issuers or companies and capital markets, in ways that cannot necessarily be foreseen, and such impacts could be significant and long term. In addition, these events and their aftermaths may cause investor fear and panic, which could further adversely affect in unforeseeable ways the operations and performance of the companies, sectors, nations, regions in which we invest and financial markets in general. The COVID-19 pandemic has already adversely affected and will likely continue to adversely affect global economies and markets, and has resulted in a global economic downturn and disruptions in commerce that will continue to evolve, including with respect to financial and other economic activities, services, travel and supply chains. Global and national health concerns, and uncertainty regarding the impact of COVID-19, could lead to further and/or increased volatility in global capital and credit markets, adversely affect our key executives and other personnel, clients, investors, providers, suppliers, lessees, and other third parties, and negatively impact our AUM, revenues, income, business and operations.

Like many other global investment management organizations, our business and the businesses of our asset management affiliates, have been and will likely continue to be negatively impacted by the current COVID-19 pandemic and ensuing economic downturn in global financial markets. The global spread of COVID-19, and the various governmental actions and economic effects resulting from the pandemic, have had, and are expected to continue to have, negative impacts on our business and operations, including decreased asset values, reduced demand for our products and services, concerns for and restrictions on our personnel (including health concerns, quarantines, shelter-in-place orders and restrictions on travel), and increased cyber security risks. The economic downturn related to COVID-19 has caused and is expected to continue to cause, decreases and fluctuations in our AUM, revenues and income, increased liquidity risks and redemptions in our funds and other products (which could result in difficulties obtaining cash to settle redemptions), poor investment performance of our products and corporate investments, increased focus on expense management, capital resources and related planning, and could cause reputational harm, legal claims, and other factors that may arise or develop.

In order to remain competitive, we must continue to perform our asset management and related business responsibilities for our clients and investors properly and effectively throughout the course of the COVID-19 pandemic and the following recovery, which, among other matters, is dependent on the health and safety of our personnel and their ability to work remotely successfully. While we have implemented our business continuity plans globally to manage our business during this pandemic, including broad work-from-home capabilities for our personnel, there is no assurance that our efforts and planning will be sufficient to protect the health and safety of our personnel and/or maintain the success of our business. Further, we depend on a number of third-party providers to support our operations, and any failure of our third-party providers to fulfill their obligations could adversely impact our business. Moreover, we now have an increased dependency on remote equipment and connectivity infrastructure to access critical business systems that may be subject to failure, disruption or unavailability that could negatively impact our business operations. Additionally, multiple regions in which we operate have implemented movement restrictions, which impact our personnel and third-party vendors and service providers and may affect our ability to satisfy or respond timely to potential technology issues or needs impacting our business and operations. If our cyber security diligence and efforts to offset the increased risks associated with greater reliance on mobile, collaborative and remote technologies during this health crisis are not effective or successful, we may be at increased risk for cyber security or data privacy incidents.

The COVID-19 pandemic continues to evolve, and it is not possible to predict the extent to which the coronavirus, or any inability of the global economy to successfully recover from it, will adversely impact our business, liquidity, capital resources, and financial results and operations, which impacts will depend on numerous developing factors that are highly uncertain and rapidly changing. The impacts and risks described herein relating to COVID-19 augment the discussion of overlapping risks in our risk factors below, which may be heightened by COVID-19.

Increased Geopolitical Unrest and Other Events Outside Of Our Control Could Adversely Affect the Global Economy or Specific International, Regional and Domestic Markets, Which May Cause Our AUM, Revenue and Earnings to Decline.

Geopolitical risks, including those arising from trade tension, European fragmentation, unrest in the Middle East, post-Brexit negotiations that may pose challenges to our European operations and result in additional costs for our European operations that may impede our growth or impact our financial performance, and terrorist activity, as well as acts of civil or international hostility, are increasing. Similarly, other events outside of our control, including natural disasters, pandemics or health crises (such as COVID-19)), may arise from time to time. Any such events, and responses thereto, may cause significant volatility and declines in the global markets, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, as well as the Company’s products, clients, vendors and employees, which may cause our AUM, revenue and earnings to decline.

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

We have experienced net outflows of equity AUM for the last 15 fiscal years due in part to investment performance issues. During fiscal years 2020 and 2019, we had $6.4 billion and $8.0 billion of net client outflows, respectively, primarily in equity assets in fiscal year 2020 and primarily in equity and fixed income in fiscal year 2019.

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

Our Mutual Fund Management Contracts May Not Be Renewed, Which May Reduce our Revenues and Net Income
A significant portion of our revenue comes from managing U.S. mutual funds. We generally manage these funds pursuant to management contracts with the funds that must be renewed and approved by the funds' boards of directors annually. A majority of the directors of each mutual fund are independent from us. Although the funds' boards of directors have historically approved each of our management contracts, there can be no assurance that the board of directors of each fund that we manage will continue to approve the funds’ management contracts each year or will not condition its approval on the terms of the management contract being revised in a way that is adverse to us. If a mutual fund management contract is not renewed or is revised in a way that is adverse to us, it could result in a reduction in our revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

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

In addition, as of March 31, 2020, a substantial portion of our invested assets consisted of securities and other seed capital investments. A decline in the value of alternatives, equity or fixed income securities could lower the value of these investments and result in declines in our non-operating income and net income. Increases or decreases in the value of these investments could increase the volatility of our earnings.

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

The low interest rate environment experienced in prior years adversely affected the yields of money market funds, which are based on the income from the underlying securities less the operating costs of the funds. When short-term interest rates are at or near zero, the operating expenses of money market funds may become greater than the income from the underlying securities, which reduces the yield of the money market funds to very low or negative levels. In addition, bank deposits may become more attractive to investors and money market funds could experience redemptions, which could decrease our revenues and net income. During fiscal year 2014 through fiscal year 2017, we voluntarily waived certain fees or assumed expenses of money market funds for competitive reasons, such as to maintain competitive yields, which reduced our advisory fee income and net income. The actual amount of fees waived was dependent on a number of variables including, among others, changes in the net assets held by our money market funds, changes in market yields, changes in the expense levels of the funds, and our willingness to voluntarily continue such fee waivers. We experienced a higher interest rate environment in fiscal years 2019 and 2020 and fee waivers for competitive reasons did not continue into those years. The current lower interest rate environment resulting from the effects of COVID 19 may result in a return to fee waivers.

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

We May Support Government and Retail Money Market Funds to Maintain Their Stable Net Asset Values, or Other Products We Manage, Which Could Affect our Revenues or Operating Results

Approximately 6% of our AUM as of March 31, 2020, consisted of assets in government or retail money market funds. Money market funds seek to preserve a stable net asset value. While the SEC has implemented rules requiring any institutional prime money market fund and any institutional municipal (or tax-exempt) money market fund that is registered under the Investment Company Act of 1940 to utilize market-based valuations to calculate a floating NAV, government and retail money market funds can continue using current pricing and accounting methods to seek to maintain a stable NAV. Market conditions could lead to severe liquidity or security pricing issues, which could impact the NAV of money market funds. If the NAV of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in AUM and reputational harm, which could have a material adverse effect on our revenues or net income.

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

The Soundness of Other Financial Institutions Could Adversely Affect our Business

Volatility in the markets has highlighted the interconnection of the global markets and demonstrated how the deteriorating financial condition of one institution may materially and adversely impact the performance of other institutions. We, and the funds and accounts that we manage, have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial industry. We, and the funds and accounts we manage, may be exposed to credit, operational or other risk in the event of a default by a counterparty or client, or in the event of other unrelated systemic failures in the markets.

Performance-Based Fee Arrangements May Increase the Volatility of our Revenues

A portion of our total revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset manager's ability to earn performance fees in future periods may be impaired. As of March 31, 2020, approximately 11% of our long-term AUM was in accounts or products that are eligible to earn performance fees. Performance fees earned on historic AUM in place as of the closing of the acquisition of Clarion Partners on April 13, 2016 are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement. We expect the pass through to phase out approximately five years post-closing. Excluding AUM eligible to earn performance fees passed through as compensation, approximately 7% of our long-term AUM was in accounts that were eligible to earn performance fees at some point during fiscal year 2020. We earned $99.0 million, $84.9 million and $227.8 million in performance fees during fiscal years 2020, 2019 and 2018, respectively. Of the $99.0 million in performance fees earned during fiscal year 2020, $42.0 million was passed through to the Clarion Partners management team. An increase or decrease in performance fees, or in performance-based fee arrangements with our clients, could create greater fluctuations in our revenues.

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

Risks Related to our Company

Our Leverage May Affect our Business and May Restrict our Operating Results

At March 31, 2020, on a consolidated basis, we had approximately $2.0 billion in total indebtedness, and total stockholders' equity of $3.8 billion, and our goodwill and other intangible assets were $1.8 billion and $3.4 billion, respectively. We also have an additional $500.0 million of borrowing capacity available under our revolving credit facility. As a result of this substantial indebtedness, we are currently required to use a portion of our cash flow to service interest on our debt, which will limit the cash flow available for other business opportunities. In addition, these servicing obligations will increase in the future as the principal payments on this debt become due or if we incur additional indebtedness.

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

As of March 31, 2020, under the terms of our bank credit agreement our ratio of net debt to Consolidated EBITDA was 1.9 to 1 and our ratio of Consolidated EBITDA to interest expense was 6.1 to 1, and, therefore, we were in compliance with our bank financial covenants. If our net income significantly declines for any reason, it may be difficult to remain in compliance with these covenants. Similarly, to the extent that we spend our available cash for purposes other than repaying debt or acquiring businesses that increase our EBITDA, we will increase our net debt to Consolidated EBITDA ratio. Although there are actions that we may take if our financial covenant compliance becomes an issue, there can be no assurance that we will remain in compliance with its bank debt covenants.

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

We depend on our headquarters, the offices of our subsidiaries, our operations centers and third-party providers for the continued operation of our business. The failure to maintain an infrastructure commensurate with the size and scope of our business, a disaster or a disruption in the infrastructure that supports our asset managers, or an event disrupting the ability of our employees to perform their job functions, including terrorist attacks, pandemic, health crisis (such COVID-19) or a disruption involving electrical communications, transportation or other services used by us or third parties with whom we conduct business, directly affecting our headquarters, the offices of our subsidiaries, our operations centers or the travel of our sales, client service and other personnel, may have a material adverse impact on our ability to continue to operate our business without interruption or impede the growth of our business. Although we have disaster recovery and business continuity programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. If we fail to keep business continuity plans up-to-date or if such plans, including secure back-up facilities and systems, are improperly implemented or deployed during a disruption, our ability to operate could be adversely impacted or our ability to comply with regulatory obligations leading to reputational harm, regulatory fines and sanctions. In addition, insurance and other safeguards might only partially reimburse us for our losses.

Failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and cause financial losses

Our operations rely on the effectiveness of our information and cybersecurity policies, procedures and capabilities to provide secure processing, storage and transmission of confidential and other information in our computer systems, networks and mobile devices and on the computer systems, networks and mobile devices of third parties on which we rely. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices, and those of third parties on whom we rely, may be vulnerable to cyber-attacks, sabotage, unauthorized access, computer viruses, worms or other malicious code, phishing scams and other events that have a security impact. In addition, our interconnectivity with third-party vendors, advisors, central agents, exchanges, clearing houses and other financial institutions may be adversely affected if any of them are subject to a successful cyber-attack or other information security event. While we collaborate with clients, vendors and other third parties to develop secure transmission capabilities and protect against cyber-attacks, we cannot ensure that we or any third parties has all appropriate controls in place to protect the confidentiality of such information. In addition, our increased use of mobile and cloud technologies could heighten these and other operational risks and any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks, could disrupt our operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information.

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

There have been a number of highly publicized cases involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by terrorist organizations and hostile foreign governments. Cyber-security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. We have been the target of attempted cyber-attacks and must monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt our operations and adversely affect our business. Although we take protective measures and endeavors to strengthen our computer systems, software, technology assets and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective.

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

We have a multiple risk management process and continue to enhance various controls, procedures, policies and systems to monitor and manage risks to our business; however, we cannot be assured that such controls, procedures, policies and systems will successfully identify and manage internal and external risks to our business. We are subject to the risk that our employees, contractors or other third parties may deliberately seek to circumvent established controls to commit fraud (including through cyber-breaches) or act in ways that are inconsistent with our controls, policies and procedures. Persistent or repeated attempts involving conflicts of interests, circumvention of policies and controls or fraud could have a materially adverse impact on our reputation and could lead to costly regulatory inquiries.

We May Incur Right of Use Asset Impairment Charges Related to Leased Facilities

We continue to be exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. As of March 31, 2020, our right-of-use (“ROU”) assets with commitments from third parties under non-cancellable subleases were approximately $72 million. As of March 31, 2020, our total ROU assets for office space that we vacated and are seeking to sublease were approximately $2 million, after impairment charges of approximately $4 million recognized in fiscal year 2020. Under generally accepted accounting principles, when the carrying value of a ROU asset is deemed to not be fully recoverable (i.e. at the time a sublease is entered into or space is deemed abandoned), we must incur a charge equal to the present value of the amounts by which the fixed rental commitments under the lease exceed the amounts expected to be received under a sublease, if any. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. There can be no assurance that we will not recognize additional lease-related impairment charges, which may be material to our results of operations.

Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets

Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the quarter ended December 31, 2018, we incurred $365.2 million of aggregate impairment charges. These impairment charges were comprised of $274.6 million and $18.2 million associated with our combined EnTrust Global indefinite-life fund management contracts asset and trade name asset, respectively, and $65.0 million, $6.4 million, and $1.0 million, associated with our RARE Infrastructure indefinite-life fund management contracts asset, amortizable fund management contracts asset, and trade name asset, respectively. Subsequent to December 31, 2018, no additional intangible asset impairment charges have been recognized. As of October 31, 2019, the date of our most recent annual impairment testing, the implied fair value of our Global Asset Management reporting unit exceeded its carry value of $1.9 billion by 22%. Further, it was determined that the EnTrust Global indefinite-life fund management contracts and trade name assets each experienced a triggering event during the quarter ended March 31, 2020. Accordingly, the impairment tests for these assets were updated as of March 31, 2020 and the resulting fair values exceeded their respective carrying values of $126.8 million and $10.3 million by 1% and 3%, respectively. Changes in the assumptions underlying projected cash flows from the assets or reporting unit, resulting from market conditions, reduced AUM or other factors, could result in an impairment of any of these assets.

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

Our Deferred Tax Assets May Not Be Fully Realizable

As of March 31, 2020, we had approximately $627 million in U.S. federal deferred tax assets, which represent tax benefits that we expect to realize in future periods. Under accounting rules, we are required to recognize a charge to earnings to reduce our deferred tax assets if it is determined that any future tax benefits are not likely to be realized before they expire. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated. Those resulting from foreign tax credits generally expire 10 years after they are generated. In order to realize these future tax benefits, we estimate that we must generate approximately $3 billion in future U.S. earnings, of which $349 million must be foreign sourced earnings, before the benefits expire. There can be no assurances that we will achieve this level of earnings before some portion of these tax benefits expires. In addition, our belief that we will likely be able to realize these future tax benefits is based in part upon our estimates of the timing of other differences in revenue and expense recognition between tax returns and financial statements, certain planning strategies and our understanding of the application of tax regulations and ability to implement certain tax planning strategies, which may be revised to incorporate future changes in tax or accounting regulations. In addition, the value of our deferred tax assets is based on enacted corporate tax rates for future periods. Legislative changes related to these rates would require a measurement of our deferred tax assets in the period of enactment.

Our estimates and assumptions do not contemplate certain possible future changes in the ownership of our common stock, which, under the U.S. Internal Revenue Code (the “Code”), could limit our utilization of net operating loss and foreign tax credit benefits. Under the relevant Code provisions, an “ownership change” occurs if there is a cumulative net increase in the aggregate ownership of our common stock by “5% shareholders” (as defined in the Code) of more than 50 percent of the total outstanding shares of our common stock during a rolling three-year period. An ownership change would prospectively establish an annual limitation on the amount of pre-change net operating loss and foreign tax credit carryforwards we could utilize to reduce our tax liability. The amount of the limitation would generally equal the amount of our market capitalization immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect at that time. Such an ownership change would impact the timing or amount of net operating loss or foreign tax credit benefits we ultimately realize before they expire. If we are required to recognize a charge to earnings to reduce our deferred tax assets, the charge may be material to our earnings or financial condition.

We Are Exposed to a Number of Risks Arising From our International Operations

Our asset managers operate in a number of jurisdictions outside of the United States on behalf of international clients. We have offices in numerous countries and many cross border and local proprietary funds that are domiciled outside the United States. Our international operations require us to comply with the legal requirements of various foreign jurisdictions, expose us to the political consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences which, among other things, make it more difficult to repatriate to the United States the cash that we generate outside the U.S. At March 31, 2020, our total liquid assets, which include cash, cash equivalents and certain current investment securities, were $1.1 billion. These liquid assets included approximately $334 million of cash and investments held by our foreign subsidiaries, some of which, if repatriated, may be subject to material tax effects.

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

Despite controls and other actions reasonably designed to mitigate these risks, our international operations expose us to risks arising from our potential responsibility for actions of third party agents and other representatives of our business operating outside our primary jurisdictions of operation. Our foreign business operations are also subject to the following risks:

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

Our Business Involves Risks of Being Engaged in Litigation, Regulatory Proceedings and Tax Disputes, Which May Result in Liability That Could Increase our Expenses and Reduce our Net Income

Many aspects of our business involve substantial risks of liability. In the normal course of business, our asset managers are from time to time named as defendants or co-defendants in lawsuits, or are involved in disputes that involve the threat of lawsuits, seeking substantial damages. We are also involved from time to time in governmental and self- regulatory organization investigations and proceedings. No assurances can be given as to how any regulatory matter, might be resolved or the effect it may have on us or our business. In addition, we are involved in a tax dispute in Brazil arising from matters relating to the tax deductibility of goodwill amortization with respect to the Brazilian business of our subsidiary, Western Asset Management. The assessments that were subject to the dispute for the years 2006 and 2007 were withdrawn after we received a favorable ruling in administrative court.  The assessments for the years 2008 through 2010 were recently upheld by the judgment of the same level administrative court (but by a different panel) that overruled the assessments for the previous period. We are in the process of appealing this result.  The net amount of tax, interest and penalty at issue in the years subject to our appeal is over $11 million (56 million BRL).   Additionally, new assessments were issued for the

years 2011 through 2014 and the net amount at issue in those years is over $18 million (97 million BRL). It may take another three to five years or longer to achieve final resolution of this matter as it potentially could go through multiple levels of appeal. During that time, the current $29 million (153 million BRL) amount in dispute could increase due to additional interest accruals. While there can be no assurance of the timing or outcome of this dispute, or that we will receive additional favorable judgments in connection with this matter, we and our local advisors continue to believe that our tax position is correct, and it is more likely than not that we will not be required to pay the taxes in question or any related interest and penalties

In addition, the investment funds that our asset managers manage are subject to actual and threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our asset managers being liable to the funds for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims as well as class action suits seeking substantial damages. Any litigation can increase our expenses and reduce our net income.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We lease all of our office space. Our headquarters and certain other functions are located in an office building in Baltimore, Maryland, in which we currently hold under lease approximately 346,000 square feet, of which approximately 175,000 square feet has been subleased to third parties and for which we are seeking tenants to sublease an additional 41,000 square feet of the space.

Our asset managers and other subsidiaries are housed in office buildings in 37 cities in 17 countries around the world. The largest of the leases include:

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol: LM). As of March 31, 2020, there were approximately 1,000 holders of record of Legg Mason common stock. Information with respect to our dividends is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal Year 2020
Cash dividend declared per share	$0.40	$0.40	$0.40	$0.40
Fiscal Year 2019
Cash dividend declared per share	$0.34	$0.34	$0.34	$0.34
We expect to continue paying cash dividends. However, the declaration of dividends is subject to the terms of the Agreement and Plan of Merger ("Merger Agreement") with Franklin Templeton, as further discussed below, and the discretion of our Board of Directors. Particularly in this time of heightened uncertainty due to the COVID-19 pandemic, in determining whether to declare dividends, or how much to declare in dividends, our Board will consider factors it deems relevant, which may include our results of operations and financial condition, our financial requirements, general business conditions and the availability of funds from our subsidiaries, including all restrictions on the ability of our subsidiaries to provide funds to us.
The Merger Agreement limits our ability to pay dividends while the merger transaction is pending; however, subject to the approval of our Board of Directors, we may continue to pay quarterly cash dividends not exceeding $0.40 per share, with declaration, record and payment dates substantially consistent with those paid during fiscal 2020.
On April 28, 2020, our Board of Directors declared a regular, quarterly cash dividend of $0.40 per share, payable on July 13, 2020 to shareholders of record at the close of business on June 16, 2020.
Purchases of our Common Stock
The following table sets out information regarding our purchases of Legg Mason common stock during the quarter ended March 31, 2020:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value that may yet be purchased under the plans or programs
January 1, 2020 Through January 31, 2020	42,486	$35.65	—	$—
February 1, 2020 Through February 29, 2020	328	39.00	—	—
March 1, 2020 Through March 31, 2020	376	48.65	—	—
Total	43,190	$35.79	—

(1)	Includes shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.

The terms of the Merger Agreement restrict our ability to purchase shares of our common stock while the merger is pending other than certain exceptions including in connection with net share settlements of outstanding equity awards.

Total Return Performance

The graph below compares the cumulative total stockholder return on Legg Mason's common stock for the last five fiscal years with the cumulative total return of the S&P 500 Stock Index and the SNL Asset Manager Index over the same period (assuming the investment of $100 in each on March 31, 2015). The SNL Asset Manager Index consists of 40 asset management firms.

Total Return Performance
Index Value
200
150
100
50
0
03/31/15
03/31/16
03/31/17
03/31/18
03/31/19
03/31/20
Legg Mason, Inc.
S&P 500 Index
SNL Asset Manager Index

	Years Ended March 31,
Index	2015	2016	2017	2018	2019	2020
Legg Mason, Inc.	$100.00	$64.08	$68.49	$79.28	$55.89	$104.00
S&P 500 Index	100.00	101.78	119.26	135.95	148.86	138.47
SNL Asset Manager Index	100.00	82.79	92.39	113.89	100.63	96.23
Prepared by S&P Global Market Intelligence, a division of S&P Global Inc.

ITEM 6. SELECTED FINANCIAL DATA.
(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years ended March 31,
	2020	2019	2018	2017	2016
OPERATING RESULTS
Operating Revenues	$2,922,125	$2,903,259	$3,140,322	$2,886,902	$2,660,844
Operating expenses, excluding impairment	2,416,965	2,434,957	2,587,321	2,429,659	2,239,013
Impairment of intangible assets	—	365,200	229,000	35,000	371,000
Operating Income	505,160	103,102	324,001	422,243	50,831
Non-operating expense, net	(110,888)	(74,042)	(99,942)	(64,694)	(68,806)
Non-operating income (expense) of consolidated investment vehicles, net	16,262	(565)	9,781	13,329	(7,243)
Income (Loss) before Income Tax Provision (Benefit)	410,534	28,495	233,840	370,878	(25,218)
Income tax provision (benefit)	106,048	20,561	(102,510)	84,175	7,692
Net Income (Loss)	304,486	7,934	336,350	286,703	(32,910)
Less: Net income (loss) attributable to noncontrolling interests	53,119	36,442	51,275	59,447	(7,878)
Net Income (Loss) Attributable to Legg Mason, Inc.	$251,367	$(28,508)	$285,075	$227,256	$(25,032)

PER SHARE
Net Income (Loss) per Share Attributable to Legg Mason, Inc. Shareholders:
Basic	$2.80	$(0.38)	$3.03	$2.19	$(0.25)
Diluted	$2.79	$(0.38)	$3.01	$2.18	$(0.25)
Weighted-Average Number of Shares Outstanding: (1)
Basic	86,831	85,423	90,734	100,580	107,406
Diluted	87,337	85,423	91,194	100,799	107,406
Dividends declared	$1.60	$1.36	$1.12	$0.88	$0.80
BALANCE SHEET
Total Assets	$8,006,120	$7,794,122	$8,152,534	$8,290,415	$7,520,446
Long-term debt, net	1,972,733	2,221,752	2,221,810	2,221,867	1,740,985
Total Stockholders' Equity Attributable to Legg Mason, Inc.	3,792,369	3,659,755	3,824,405	3,983,374	4,213,563
FINANCIAL RATIOS AND OTHER DATA
Adjusted Net Income(2)	$338,992	$288,619	$322,408	n/a	n/a
Adjusted Earnings per Diluted Share(2)	$3.76	$3.26	$3.41	n/a	n/a
Operating Margin	17.3%	3.6%	10.3%	14.6%	1.9%
Adjusted Operating Margin (2)	24.8%	22.6%	23.6%	n/a	n/a
Cash provided by operating activities	$560,556	$560,866	$489,368	$534,818	$442,994
Adjusted EBITDA(2)	645,003	622,224	637,228	560,240	561,432
Total debt to total capital (3)	34.2%	38.1%	38.4%	36.2%	29.9%
Assets under management (in millions)	$730,816	$757,982	$754,131	$728,406	$669,615
Full-time employees	3,059	3,246	3,275	3,338	3,066

(1)
Basic and diluted shares are the same for periods with a Net Loss Attributable to Legg Mason, Inc. See Note 14 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data.

(2)
Adjusted Net Income, Adjusted Earnings per Diluted Share, and Adjusted Operating Margin are non-GAAP performance measures and Adjusted EBITDA is a non-GAAP liquidity measure. There were no comparable non-GAAP measures for Adjusted Net Income, Adjusted Earnings per Diluted Share or Adjusted Operating Margin prior to fiscal 2018. See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

All references to fiscal 2020, 2019 or 2018, refer to our fiscal year ended March 31 of that year. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

Global markets experienced extreme volatility beginning in the second half of February 2020 in reaction to the novel coronavirus ("COVID-19") pandemic as social containment measures dramatically restricted business activity despite efforts by governments across the globe to support and stimulate economies. As a result, significant market uncertainty exists, including recessionary fear, which may have a significant impact on our business.

Merger Agreement for Acquisition by Franklin Resources, Inc.
On February 17, 2020, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Franklin Resources, Inc. ("Franklin Templeton") and Alpha Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of Franklin Templeton, pursuant to which Legg Mason, Inc. (the "Company") will be merged into Merger Sub (the "Merger"), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Franklin Templeton.

Pursuant to the Merger Agreement, each outstanding share of common stock of the Company will be converted into the right to receive from Franklin Templeton $50.00 in cash. The transaction is expected to close by the end of the third calendar quarter of 2020, subject to the satisfaction of customary closing conditions for both parties, including among others, the approval of the Merger Agreement by the holders of a majority of Legg Mason's outstanding common shares and the receipt of required regulatory approvals.

Refer to the definitive joint proxy statement of the Company and Franklin Templeton, as filed by the Company with the U.S. Securities and Exchange Commission on April 16, 2020, for additional information on the Merger.

Business Overview
The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, commercial banks, insurance companies, and other financial services companies. The industry continues to experience disruption and challenges, including a shift to lower-fee passively managed products, which contributes to increasing fee pressure, the increased role of technology in asset management services, the introduction of new financial products and services, and the consolidation of financial services firms through mergers and acquisitions, such as our pending acquisition by Franklin Templeton, as discussed above. The asset management industry is also subject to extensive and evolving regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes and keeping abreast of regulatory developments, has required, and will continue to require, us to incur costs that impact our profitability.

Our financial position and results of operations are materially affected by the overall trends and conditions in the global financial markets, such as the extreme market conditions experienced at the end of our fiscal year due to the COVID-19 pandemic. Results of any individual period should not be considered representative of future results.

Our operating revenues primarily consist of investment advisory fees from funds and separate accounts, and distribution and service fees. Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks or hurdle rates. The largest portion of our performance fees is earned based on 12-month performance periods that end in differing quarters during the year, with a portion based on quarterly performance periods. We also earn performance fees on alternative products that lock at the end of varying investment periods or in multiple-year intervals. Per the terms of certain more recent acquisitions, performance fees earned on pre-close assets under management ("AUM") of the acquired entities are fully passed through as compensation expense and therefore have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. Distribution and service fees are received for distributing investment products and services, for providing other support services to investment portfolios, or for providing non-discretionary advisory services for assets under advisement ("AUA"), and are generally calculated as a percentage of the assets in an investment portfolio or as a percentage of new assets added to an investment portfolio. Our revenues, therefore, are dependent upon the level of our AUM and AUA and the related fee rates, and thus are affected by factors such as securities market conditions, our ability to attract and maintain AUM and key investment personnel, and investment performance. Our AUM changes from period to period primarily due to inflows and outflows of client assets and market performance as well as changes in foreign exchange rates. Client decisions to increase or decrease their assets under our management, and decisions by potential clients to utilize our services, may be based on one or more of a number of factors. These factors include our reputation in the marketplace, the investment performance (both absolute and relative to benchmarks or competitive products) of our products and services, the fees we charge for our investment services, the client or potential client's situation, including investment objectives, liquidity needs, investment horizon and amount of assets managed, our relationships with distributors and the external economic environment, including market conditions, which were extremely challenged during the last six weeks of our fiscal year due to the global COVID-19 pandemic.

The fees that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of AUM, the asset management affiliate that provides the services, and the type of services (and investment objectives) that are provided. In general, fees earned for asset management services are highest for alternative assets, followed by equity assets, fixed income assets and liquidity assets. Accordingly, our revenues and average operating revenue yields will be affected by the composition of our AUM, with changes in the relative level of alternative and equity assets typically more significantly impacting our revenues and average operating revenue yields. Average operating revenue yields are calculated as the ratio of total operating revenue, less performance fees, to average AUM. In addition, in the ordinary course of our business, we may reduce or waive investment management fees or total expenses, on certain products or services for particular time periods to limit fund expenses, or for other reasons, and to help retain or increase managed assets. Our industry continues to be impacted by disruption and challenges, with continued migration from higher fee to lower fee products, vehicles and share classes, which continues to put pressure on the fees we charge for our products.

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

Our Strategy
Our strategy is to expand client choice through the diversification of our business across investment strategies, vehicles and access. We focus our strategic priorities on the four primary areas listed below.  Management considers these strategic priorities when evaluating our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below initiatives on which management currently focuses in evaluating our performance and financial condition. This strategy was developed based on the assumption that we continue as an independent company. If the Merger is completed, we will be a subsidiary of Franklin Templeton.

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

The strategic priorities and key drivers discussed above are designed to increase shareholder value through improvements in our net flows, earnings, cash flows, AUM and other key metrics, including operating margin, which are discussed in our annual results discussion below. The pending Merger with Franklin Templeton reflects our overall priority of increasing shareholder value.

Strategic Restructuring
During the fourth quarter of fiscal 2019, we initiated a strategic restructuring to reduce costs, which includes corporate and distribution functions, as well as efficiency initiatives at certain smaller affiliates that operate outside of revenue-sharing arrangements. We expect to incur aggregate strategic restructuring costs in the range of $100 million to $105 million, which will be incurred through March 2021. We expect the strategic restructuring will result in future annual cost savings of $100 million or more, achieved on an annual run rate basis by the end of fiscal 2021. During the years ended March 31, 2020 and 2019, we incurred $71.0 million, or $0.57 per diluted share, and $9.4 million or $0.08 per diluted share, respectively, of costs related to the strategic restructuring. See Note 18 of Notes to Consolidated Financial Statements for additional information. We achieved $68 million of savings from the strategic restructuring during the year ended March 31, 2020, for cumulative achieved savings of $72 million since January 1, 2019. We do not expect the Merger to have an impact on the costs or savings associated with our strategic restructuring.

In addition, during the year ended March 31, 2020, we incurred $19.5 million, or $0.16 per diluted share, of restructuring costs for other corporate matters, including costs associated with the pending merger with Franklin Templeton, and during the year ended March 31, 2019, we incurred $14.3 million, or $0.12 per diluted share, of costs associated with our previous corporate restructuring plans. We do not attribute or include these other corporate restructuring costs in our strategic restructuring.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

BUSINESS ENVIRONMENT
The fiscal year ended March 31, 2020 was extremely volatile for U.S. equity markets. Strong returns in the first three quarters of fiscal 2020 were more than offset by an extreme downturn in the fourth fiscal quarter, due to the rapid spread of COVID-19 (which was deemed a global pandemic), widespread economic declines and continued global uncertainty. U.S. equity markets suffered significant losses despite unprecedented legislative support from the U.S. government in an effort to secure and stimulate the economy.

After strong returns in the first three quarters of fiscal 2020, both developed and emerging international equity markets declined significantly in the fourth fiscal quarter in response to the COVID-19 pandemic. Strong demand for U.S. treasuries and cash negatively impacted emerging equity markets. In Europe and the U.K., governments initiated historic stimulus spending in an effort to instill consumer confidence and combat the negative economic effects of travel and business restrictions. All sectors in the Emerging Markets Index suffered losses with the energy sector seeing the largest drop at 40% amid plunging oil prices.

Global bond markets also saw steep declines in the fourth quarter of fiscal 2020, with the exception of U.S. treasuries. Demand for long-term U.S. treasuries increased amid the global pandemic as investors sought traditionally safer assets, and as a result the 10-year U.S. treasury yield fell to record lows. Investment-grade and high yield corporate bonds, as well as municipal bonds, also suffered losses due to the risk-adverse environment.

The Federal Reserve Board decreased the target federal funds rate five times during the year ended March 31, 2020, from 2.50% to 0.25%, with the most significant reductions made in March 2020 in an effort to increase financial market liquidity.

The following table summarizes the returns for various major market indices:

	% Change for the year ended March 31:
Indices(1)	2020	2019	2018
Dow Jones Industrial Average(2)	(15.5)%	7.6%	16.7%
S&P 500(2)	(8.8)%	7.3%	11.8%
NASDAQ Composite Index(2)	(0.4)%	9.4%	19.5%
Barclays Capital U.S. Aggregate Bond Index	8.9%	4.5%	1.2%
Barclays Capital Global Aggregate Bond Index	4.2%	(0.4)%	7.0%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., Nasdaq Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

The impact of the COVID-19 pandemic on U.S. and international financial markets may have a significantly negative impact on our AUM and results of operations in fiscal 2021, particularly in the near term. Given continued uncertainty and volatility, we cannot reasonably estimate the impact market conditions will have on our future results of operations, cash flows, or financial condition.

In addition, our industry continues to be impacted by migration from active to passive strategies. Together with continuing regulatory changes, these factors put pressure on fees, contributing to the consolidation of products and managers on distribution platforms. These factors also continue to create significant flow challenges for active managers like ourselves.

ASSETS UNDER MANAGEMENT
Our AUM is primarily managed across the following asset classes and strategies:

Equity		Fixed Income			Alternative	Liquidity

-	Large Cap Growth	-	U.S. Intermediate Investment Grade	-	Real Estate	-	U.S. Managed Cash
-	Equity Income	-	U.S. Long Duration	-	Hedge Funds	-	U.S. Municipal Cash
-	All Cap Growth	-	U.S. Credit Aggregate
-	Large Cap Value	-	Global Opportunistic
-	International Equity	-	Global Fixed Income
-	Large Cap Core	-	U.S. Municipal
-	Small Cap Core	-	Global Sovereign
-	All Cap Value	-	Non-Traditional Bond
-	Small Cap Growth	-	Global Government
-	Emerging Markets Equity	-	Intermediate
-	Small Cap Value	-	Short Duration
-	Mid Cap Core	-	High Yield
-	Small/Mid Cap	-	Liability Driven
-	Small Cap International
-	Mid Cap Growth
-	Global Equity

The components of the changes in our AUM (in billions) for the years ended March 31, were as follows:

	2020	2019	2018
Beginning of period	$758.0	$754.1	$728.4
Net client cash flows:
Investment funds, excluding liquidity products:(1)
Subscriptions	72.4	56.2	65.2
Redemptions	(64.9)	(64.8)	(56.5)
Long-term separate account flows, net	(20.4)	(1.7)	(7.0)
Total long-term flows, net	(12.9)	(10.3)	1.7
Total liquidity flows, net	6.5	2.3	(24.3)
Total net client cash flows	(6.4)	(8.0)	(22.6)
Realizations(2)	(1.4)	(1.0)	(2.6)
Market performance and other (3)	(12.8)	21.3	45.7
Impact of foreign exchange	(7.4)	(8.4)	5.4
Acquisitions (dispositions), net	0.8	—	(0.2)
End of period	$730.8	$758.0	$754.1

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(3)
For the years ended March 31, 2020 and 2019, other primarily includes the reinvestment of dividends. For the year ended March 31, 2018, other includes the reclassification, effective April 1, 2017, of $16.0 billion of certain assets which were previously included in AUA to AUM. For the year ended March 31, 2018, other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

AUM at March 31, 2020 was $730.8 billion, a decrease of $27.2 billion, or 4%, compared to March 31, 2019.  Total net client outflows for the year ended March 31, 2020 were $6.4 billion, comprised of $12.9 billion of net client outflows from long-term asset classes, offset in part by $6.5 billion of net client inflows into the liquidity asset class. Long-term asset net outflows were comprised of equity net outflows of $16.5 billion and fixed income net outflows of $3.4 billion, offset in part by alternative net inflows of $7.0 billion. Equity net outflows were primarily from products managed by ClearBridge Investments ("ClearBridge"), Brandywine Global Investment Management ("Brandywine"), Royce Investment Partners ("Royce"), and QS Investors. Fixed Income net outflows were primarily from products managed by Brandywine and Western Asset Management Company ("Western Asset"). Alternative net inflows were into products managed by Clarion Partners, EnTrust Global and RARE Infrastructure. We generally earn higher fees and profits on alternative and equity AUM, and outflows in those asset classes will more negatively impact our revenues and Net Income Attributable to Legg Mason, Inc. than would outflows in the fixed income or liquidity asset classes. The negative impact of market performance and other was $12.8 billion, reflecting global market declines at the end of fiscal 2020 due to the COVID-19 pandemic. The negative impact of foreign currency exchange rate fluctuations was $7.4 billion.

AUM at March 31, 2019 was $758.0 billion, an increase of $3.9 billion, or 1%, compared to March 31, 2018.  Total net client outflows were $8.0 billion, comprised of $10.3 billion of net client outflows from long-term asset classes, offset in part by $2.3 billion of net client inflows into the liquidity asset class. Long-term asset net outflows were comprised of equity net outflows of $7.5 billion and fixed income net outflows of $4.3 billion, offset in part by alternative net inflows of $1.5 billion. Equity net outflows were primarily from products managed by Royce, ClearBridge, Brandywine, QS Investors, and Martin Currie. Fixed Income net outflows were primarily from products managed by Western Asset, offset in part by net inflows into products managed by Brandywine. Alternative net inflows were primarily into products managed by Clarion Partners, offset in part by net outflows from products managed by EnTrust Global and RARE Infrastructure. Market performance and other was $21.3 billion. The negative impact of foreign currency exchange rate fluctuations was $8.4 billion.

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

AUM by Asset Class
AUM by asset class (in billions) was as follows:

							% Change
As of March 31,	2020	% of Total	2019	% of Total	2018	% of Total	2020 Compared to 2019	2019 Compared to 2018
Equity	$161.2	22%	$202.0	27%	$203.0	27%	(20)%	—%
Fixed Income	420.2	58	419.6	55	422.3	56	—	(1)
Alternative	74.3	10	68.6	9	66.1	9	8	4
Total long-term assets	655.7	90	690.2	91	691.4	92	(5)	—
Liquidity	75.1	10	67.8	9	62.7	8	11	8
Total	$730.8	100%	$758.0	100%	$754.1	100%	(4)	1

Average AUM by asset class (in billions) was as follows:

							% Change
Years Ended March 31,	2020	% of Total	2019	% of Total	2018	% of Total	2020 Compared to 2019	2019 Compared to 2018
Equity	$201.3	26%	$203.1	27%	$200.5	26%	(1)%	1%
Fixed Income	439.8	57	412.9	55	412.0	55	7	—
Alternative	72.3	9	66.5	9	66.3	9	9	—
Total long-term assets	713.4	92	682.5	91	678.8	90	5	1
Liquidity	64.6	8	65.5	9	75.6	10	(1)	(13)
Total	$778.0	100%	$748.0	100%	$754.4	100%	4	(1)

The component changes in our AUM by asset class (in billions) were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2017	$179.8	$394.3	$67.9	$642.0	$86.4	$728.4
Investment funds, excluding liquidity funds:(1)
Subscriptions	22.6	36.3	6.3	65.2	—	65.2
Redemptions	(27.2)	(23.5)	(5.8)	(56.5)	—	(56.5)
Long-term separate account flows, net	(2.1)	(3.4)	(1.5)	(7.0)	—	(7.0)
Liquidity flows, net	—	—	—	—	(24.3)	(24.3)
Net client cash flows	(6.7)	9.4	(1.0)	1.7	(24.3)	(22.6)
Realizations (2)	—	—	(2.6)	(2.6)	—	(2.6)
Market performance and other (3)	28.9	14.5	1.5	44.9	0.8	45.7
Impact of foreign exchange	1.3	4.1	0.2	5.6	(0.2)	5.4
Acquisitions (dispositions), net	(0.3)	—	0.1	(0.2)	—	(0.2)
March 31, 2018	203.0	422.3	66.1	691.4	62.7	754.1
Investment funds, excluding liquidity funds:(1)
Subscriptions	21.1	29.5	5.6	56.2	—	56.2
Redemptions	(26.1)	(33.9)	(4.8)	(64.8)	—	(64.8)
Long-term separate account flows, net	(2.5)	0.1	0.7	(1.7)	—	(1.7)
Liquidity flows, net	—	—	—	—	2.3	2.3
Net client cash flows	(7.5)	(4.3)	1.5	(10.3)	2.3	(8.0)
Realizations (2)	—	—	(1.0)	(1.0)	—	(1.0)
Market performance and other (3)	7.9	7.7	2.4	18.0	3.3	21.3
Impact of foreign exchange	(1.4)	(6.1)	(0.4)	(7.9)	(0.5)	(8.4)
March 31, 2019	202.0	419.6	68.6	690.2	67.8	758.0
Investment funds, excluding liquidity funds:(1)
Subscriptions	23.9	39.6	8.9	72.4	—	72.4
Redemptions	(29.3)	(32.2)	(3.4)	(64.9)	—	(64.9)
Long-term separate account flows, net	(11.1)	(10.8)	1.5	(20.4)	—	(20.4)
Liquidity flows, net	—	—	—	—	6.5	6.5
Net client cash flows	(16.5)	(3.4)	7.0	(12.9)	6.5	(6.4)
Realizations (2)	—	—	(1.4)	(1.4)	—	(1.4)
Market performance and other (3)	(23.7)	9.8	(0.1)	(14.0)	1.2	(12.8)
Impact of foreign exchange	(0.8)	(5.8)	(0.4)	(7.0)	(0.4)	(7.4)
Acquisition	0.2	—	0.6	0.8	—	0.8
March 31, 2020	$161.2	$420.2	$74.3	$655.7	$75.1	$730.8

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(3)
For the years ended March 31, 2020 and 2019, other primarily includes the reinvestment of dividends. For the year ended March 31, 2018, other includes the reclassification, effective April 1, 2017, of $12.1 billion and $3.9 billion of certain equity and fixed income assets, respectively, which were previously included in AUA to AUM. For the year ended March 31, 2018, other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

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

The component changes in our AUM by distribution channel (in billions):

	Global Distribution	Affiliate/Other	Total
March 31, 2017	$285.6	$442.8	$728.4
Net client cash flows:
Long-term flows, net	15.8	(14.1)	1.7
Liquidity flows, net	—	(24.3)	(24.3)
Total net client cash flows	15.8	(38.4)	(22.6)
Realizations (1)	—	(2.6)	(2.6)
Market performance and other (2)	29.4	16.3	45.7
Impact of foreign exchange	2.7	2.7	5.4
Acquisitions (dispositions), net	—	(0.2)	(0.2)
March 31, 2018	333.5	420.6	754.1
Net client cash flows:
Long-term flows, net	(5.2)	(5.1)	(10.3)
Liquidity flows, net	—	2.3	2.3
Total net client cash flows	(5.2)	(2.8)	(8.0)
Realizations (1)	—	(1.0)	(1.0)
Market performance and other (2)	14.3	7.0	21.3
Impact of foreign exchange	(3.3)	(5.1)	(8.4)
March 31, 2019	339.3	418.7	758.0
Net client cash flows:
Long-term flows, net	2.4	(15.3)	(12.9)
Liquidity flows, net	—	6.5	6.5
Total net client cash flows	2.4	(8.8)	(6.4)
Realizations (1)	—	(1.4)	(1.4)
Market performance and other (2)	(21.3)	8.5	(12.8)
Impact of foreign exchange	(2.5)	(4.9)	(7.4)
Acquisition	—	0.8	0.8
March 31, 2020	$317.9	$412.9	$730.8

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g. client requested redemptions, liquidations or asset transfers).

(2)
For the years ended March 31, 2020 and 2019, other primarily includes the reinvestment of dividends. For the year ended March 31, 2018, other includes the reclassification, effective April 1, 2017, of $16.0 billion of certain assets which were previously included in AUA to AUM due to a change in our policy on classification of AUA and AUM. For the year ended March 31, 2018, other also includes the reinvestment of dividends and a $(3.7) billion reconciliation to previously reported amounts.

Operating Revenue Yield
We calculate operating revenue yields as the ratio of total operating revenues, less performance fees, to average AUM. Our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 36 basis points ("bps"), 38 bps and 39 bps for the years ended March 31, 2020, 2019 and 2018, respectively. Our operating revenue yields by asset class and distribution channel were as follows:

Years Ended March 31,
	2020	2019	2018
Asset Class:
Equity	57 bps	59 bps	63 bps
Fixed Income	26 bps	27 bps	27 bps
Alternative	59 bps	61 bps	65 bps
Liquidity	14 bps	13 bps	13 bps
Total	36 bps	38 bps	39 bps

Distribution Channel:
Global Distribution	41 bps	42 bps	45 bps
Affiliate/Other	33 bps	34 bps	34 bps

Our total operating revenue yield decreased over the last two fiscal years primarily due to asset mix, the shift to lower fee vehicles and share classes and specific fee reductions. The operating revenue yield for managing equity assets declined over the last seven years and for managing alternative assets declined over the last five years primarily due to a shift in the mix of assets, from higher fee to lower fee vehicles and share classes and from higher fee to lower fee earning affiliates.

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

Investment Performance

For a discussion of market conditions during the year ended March 31, 2020, see "Business Environment".

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2020				As of March 31, 2019				As of March 31, 2018
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	33%	34%	71%	88%	57%	82%	79%	86%	77%	78%	80%	87%
Equity:
Large cap	21%	21%	56%	48%	57%	44%	38%	49%	22%	33%	43%	77%
Small cap	77%	64%	69%	45%	56%	47%	38%	20%	67%	69%	29%	36%
Total equity (includes other equity)	68%	58%	65%	64%	47%	45%	45%	35%	29%	43%	44%	73%
Fixed income:
U.S. taxable	6%	9%	90%	99%	63%	100%	95%	99%	98%	92%	92%	92%
U.S. tax-exempt	0%	0%	0%	100%	0%	100%	100%	100%	100%	100%	100%	100%
Global taxable	30%	33%	35%	98%	19%	92%	85%	98%	95%	89%	93%	99%
Total fixed income	13%	15%	69%	99%	47%	97%	92%	99%	97%	91%	93%	94%
Alternative	93%	93%	90%	99%	98%	83%	97%	100%	68%	65%	92%	61%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2020				As of March 31, 2019				As of March 31, 2018
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	60%	61%	73%	71%	48%	63%	72%	61%	57%	64%	63%	57%
Equity:
Large cap	40%	41%	75%	70%	68%	51%	65%	33%	19%	48%	44%	35%
Small cap	70%	65%	71%	50%	65%	80%	57%	49%	67%	79%	50%	43%
Total equity (includes other equity)	47%	47%	72%	64%	67%	54%	63%	36%	32%	56%	48%	38%
Fixed income:
U.S. taxable	86%	88%	92%	91%	34%	93%	91%	92%	97%	90%	89%	86%
U.S. tax-exempt	10%	6%	5%	4%	8%	25%	64%	55%	38%	19%	37%	59%
Global taxable	45%	42%	38%	80%	29%	34%	56%	86%	72%	67%	81%	79%
Total fixed income	70%	71%	73%	76%	29%	73%	81%	84%	82%	72%	77%	78%
Alternative (includes only three funds)	58%	100%	n/a	n/a	32%	0%	0%	n/a	10%	0%	93%	n/a
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

As of March 31, 2020, 2019 and 2018, 88%, 88% and 87%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3, 5, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. Effective April 1, 2018, Lipper Investment Management ("LIM") is being used for comparative performance reporting, replacing Lipper Analytical New Applications ("LANA") which was discontinued by Lipper Inc, which resulted in changes to the composition of the comparative categories. For comparison purposes, prior periods reflect the categories as reported in LIM. The U.S. long-term mutual fund assets represented in the data accounted for 18% of our total AUM as of each March 31, 2020, 2019 and 2018. The performance of our U.S. long-term mutual fund assets is included in the strategies.

RESULTS OF OPERATIONS
In accordance with financial accounting standards on consolidation, we consolidate and separately identify amounts relating to certain sponsored investment products. The consolidation of these investment products has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. To the extent we have an investment in a consolidated investment product, the related gains and losses will impact Net Income (Loss) Attributable to Legg Mason, Inc. See Notes 1 and 20 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment products.

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Investment advisory fees:
Separate accounts	$1,052.0	$1,029.3	$1,020.8	$22.7	2%	$8.5	1%
Funds	1,495.0	1,480.0	1,564.8	15.0	1	$(84.8)	(5)
Performance fees	99.0	84.9	227.8	14.1	17	$(142.9)	(63)
Distribution and service fees	270.4	303.0	321.9	(32.6)	(11)	$(18.9)	(6)
Other	5.7	6.1	5.0	(0.4)	(7)	$1.1	22
Total Operating Revenues	$2,922.1	$2,903.3	$3,140.3	$18.8	1	$(237.0)	(8)

Total Operating Revenues for the year ended March 31, 2020, increased 1% to $2.92 billion, as compared to $2.90 billion for the year ended March 31, 2019, primarily due to an increase in investment advisory fees from separate accounts and funds, reflecting higher average AUM, and an increase of $21.2 million in performance fees that were not passed through as compensation expense. These increases were offset in part by a $32.6 million decrease in distribution and servicing fees, reflecting a shift to lower fee earning mutual fund share classes and lower average fund AUM earning distribution fees, and a $7.1 million decrease in performance fees that were passed through as compensation expense.

Total Operating Revenues for the year ended March 31, 2019, were $2.90 billion, a decrease of 8% from $3.14 billion for the year ended March 31, 2018. The decrease was primarily due to a $142.9 million decrease in performance fees, $83.2 million of which was in performance fees that are not passed through as compensation expense, as further discussed below. A decrease in our operating revenue yield to 38 basis points for the year ended March 31, 2019, from 39 basis points for the year ended March 31, 2018, also contributed to the decrease.

Investment Advisory Fees from Separate Accounts
For the year ended March 31, 2020, Investment advisory fees from separate accounts increased 2% to $1.05 billion, as compared to $1.03 billion for the year ended March 31, 2019. Fees earned on fixed income and equity assets increased $20.4 million and $5.8 million, respectively, reflecting an increase in average fixed income and equity AUM, offset in part by a reduction in the average fee rates earned on fixed income assets. These increases were offset in part by a $4.3 million decrease in fees earned on alternative assets, driven by lower average fee rates earned on alternative assets, offset in part by an increase in average alternative AUM.

For the year ended March 31, 2019, Investment advisory fees from separate accounts increased $8.5 million, to $1.03 billion, as compared to $1.02 billion for the year ended March 31, 2018, as an increase of $19.9 million, primarily due to higher average equity assets managed at ClearBridge, was substantially offset by a decrease of $12.8 million, primarily due to a reduction in the average fee rate earned on fixed income assets managed at Brandywine, and a decrease of $7.1 million, primarily due to lower average alternative assets managed at EnTrust Global and RARE Infrastructure.

Investment Advisory Fees from Funds
For the year ended March 31, 2020, Investment advisory fees from funds increased $15.0 million, or 1%, to $1.50 billion, as compared to $1.48 billion for the year ended March 31, 2019. Fees earned on alternative assets increased $25.3 million, driven by higher average alternative AUM, offset in part by lower average fee rates earned on alternative assets, and fees earned on fixed income assets increased $19.0 million due to higher average fixed income AUM, offset in part by lower average fee rates earned on fixed income assets. These increases were offset in part by a $28.5 million decrease in fees earned on equity assets, driven by lower average equity AUM and lower average fee rates earned on equity assets.

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

Investment Advisory Performance Fees
As of March 31, 2020, 2019, and 2018, approximately 11%, 12%, and 11%, respectively, of our long-term AUM was in accounts that were eligible to earn performance fees at some point during the respective fiscal year. Performance fees earned by Clarion Partners on assets invested with them prior to the acquisition closing in April 2016 are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement, and recorded as compensation expense, and therefore have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. We expect the pass through of performance fees at Clarion Partners to be largely phased out by fiscal 2022. Excluding AUM eligible to earn pass through performance fees, approximately 7%, 8%, and 7% of our long-term AUM was in accounts that were eligible to earn performance fees at some point during the years ended March 31, 2020, 2019, and 2018, respectively.

For the year ended March 31, 2020, Investment advisory performance fees were $99.0 million, with $42.0 million earned by Clarion Partners and passed through as compensation expense, and $35.1 million, $16.3 million and $5.6 million earned on alternative, fixed income and equity assets, respectively. For the year ended March 31, 2019, Investment advisory performance fees were $84.9 million, with $49.0 million earned by Clarion Partners and passed through as compensation expense, and $20.5 million, $9.6 million, and $5.8 million earned on fixed income, alternative and equity assets, respectively; and, for the year ended March 31, 2018, Investment advisory performance fees were $227.8 million, with $108.8 million earned by Clarion Partners and passed through as compensation expense, and $59.6 million, $32.5 million, and $26.9 million earned on fixed income, equity, and alternative assets, respectively.

The increase in performance fees that were not passed through as compensation expense for the year ended March 31, 2020, was primarily due to an aggregate $21.2 million increase in performance fees earned primarily on assets managed by EnTrust Global, Clarion Partners, Western Asset and RARE Infrastructure, offset in part by a decrease in performance fees earned on assets managed by Brandywine. The decrease in performance fees that were not passed through as compensation expense for the year ended March 31, 2019, was primarily due to an aggregate $83.2 million decrease in performance fees earned on assets managed by Martin Currie, Western Asset, EnTrust Global and Brandywine.

Distribution and Service Fees
For the year ended March 31, 2020, Distribution and service fees decreased $32.6 million, or 11%, to $270.4 million, as compared to $303.0 million for the year ended March 31, 2019, reflecting a reduction in average mutual fund AUM subject to distribution and service fees and a shift in average AUM subject to distribution and service fees to lower fee share classes, as previously discussed.

For the year ended March 31, 2019, Distribution and service fees decreased $18.9 million, or 6%, to $303.0 million, as compared to $321.9 million for the year ended March 31, 2018, primarily due to a reduction in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Compensation and benefits	$1,436.9	$1,399.0	$1,508.8	$37.9	3%	$(109.8)	(7)%
Distribution and servicing	413.2	439.3	489.3	(26.1)	(6)	(50.0)	(10)
Communications and technology	225.4	228.1	212.8	(2.7)	(1)	15.3	7
Occupancy	110.4	105.3	100.8	5.1	5	4.5	4
Amortization of intangible assets	22.5	24.4	24.6	(1.9)	(8)	(0.2)	(1)
Impairment of intangible assets	—	365.2	229.0	(365.2)	n/m	136.2	59
Contingent consideration fair value adjustments	(0.9)	0.6	(31.3)	(1.5)	n/m	31.9	n/m
Other	209.5	238.3	282.3	(28.8)	(12)	(44.0)	(16)
Total Operating Expenses	$2,417.0	$2,800.2	$2,816.3	$(383.2)	(14)	$(16.1)	(1)
n/m - not meaningful

Total Operating Expenses for the year ended March 31, 2020, decreased $383.2 million, or 14%, to $2.42 billion, as compared to $2.80 billion for the year ended March 31, 2019; and, for the year ended March 31, 2019, decreased $16.1 million, or 1%, to $2.80 billion, as compared to $2.82 billion for the year ended March 31, 2018. As further discussed below, Total Operating Expenses for the years ended March 31, 2019, and 2018, included $365.2 million and $229.0 million, respectively, of charges for impairments of intangible assets. The year ended March 31, 2018, also included a $67.0 million charge for the regulatory matter discussed in Note 9 of Notes to Consolidated Financial Statements.

Operating expenses incurred at the investment management affiliate level comprised approximately 70%, 70%, and 65% for the years ended March 31, 2020, 2019, and 2018, respectively, of total operating expenses, excluding impairment charges, if any. The remaining operating expenses are corporate costs, including costs of our global distribution operations.

Compensation and Benefits
The components of Total Compensation and Benefits (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2020 Compared to 2019		2019 Compared to 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Salaries, incentives and benefits	$1,345.9	$1,329.4	$1,381.9	$16.5	1%	$(52.5)	(4)%
Strategic restructuring	57.2	—	—	57.2	n/m	—	n/m
Affiliate charges	2.4	9.3	—	(6.9)	(74)	9.3	n/m
Acquisition and transition-related costs	—	0.9	5.8	(0.9)	n/m	(4.9)	(84)
Performance fee pass through	42.0	49.0	108.8	(7.0)	(14)	(59.8)	(55)
Gains (losses) on deferred compensation and seed capital investments	(10.6)	10.4	12.3	(21.0)	n/m	(1.9)	(15)
Compensation and benefits	$1,436.9	$1,399.0	$1,508.8	$37.9	3	$(109.8)	(7)
n/m - not meaningful

Compensation and benefits for the year ended March 31, 2020, increased 3% to $1.44 billion, as compared to $1.40 billion for the year ended March 31, 2019; and for the year ended March 31, 2019, decreased 7% to $1.40 billion, as compared to $1.51 billion for the year ended March 31, 2018:

•
Salaries, incentives, and benefits increased $16.5 million, to $1.35 billion for the year ended March 31, 2020, as compared to $1.33 billion for the year ended March 31, 2019, driven by a $23.7 million increase in salary and incentive compensation related to corporate and distribution personnel, including increased sales commissions, and a $21.6 million increase in net compensation at investment affiliates, driven by an increase in operating revenues at certain affiliates. Increases in operating revenues at revenue-share based affiliates typically create a corresponding increase in compensation per the applicable revenue share agreements. A $7.5 million increase in deferred compensation expense due to higher annual acceleration of awards for retirement eligible employees also contributed to the increase. These increases were offset in part by $34.7 million in savings from our strategic restructuring.

Salaries, incentives, and benefits decreased $52.5 million, to $1.33 billion for the year ended March 31, 2019, as compared to $1.38 billion for the year ended March 31, 2018, driven by a $47.9 million decrease in net compensation and benefits at investment affiliates, which was primarily driven by the impact of the previously discussed decrease in performance fees that are not passed through as compensation expense.

•
Strategic restructuring costs of $57.2 million for the year ended March 31, 2020, were primarily comprised of employee termination benefit costs, including severance and the acceleration of deferred compensation awards. See Note 18 of Notes to Consolidated Financial Statements for additional information.

•	Affiliate charges of $2.4 million for the year ended March 31, 2020, were comprised of severance costs associated with restructuring plans at certain affiliates.

Affiliate charges of $9.3 million for the year ended March 31, 2019, were comprised of $6.9 million of severance costs associated with restructuring plans at certain affiliates and $2.4 million of management equity plan charges associated with an additional grant of equity units under the Royce management equity plan. See Note 12 of Notes to Consolidated Financial Statement for additional information regarding management equity plans.

•
Acquisition and transition-related costs for the years ended March 31, 2019 and 2018, were comprised of employee termination benefit costs, including severance and the acceleration of deferred compensation awards, related to the restructuring of Permal for the combination with EnTrust, which was completed in June 2018.

For the year ended March 31, 2020, compensation as a percentage of operating revenues increased to 49.2%, as compared to 48.2% for the year ended March 31, 2019, primarily due to costs incurred in connection with our strategic restructuring in the current year.

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

Distribution and Servicing
For the year ended March 31, 2020, Distribution and servicing expenses decreased 6% to $413.2 million, as compared to$439.3 million for the year ended March 31, 2019, primarily due to lower average AUM in certain products for which we pay fees to third-party distributors and a shift in average AUM subject to distribution and service fees to lower fee share classes, as previously discussed.

For the year ended March 31, 2019, Distribution and servicing expenses decreased 10% to $439.3 million, as compared to $489.3 million for the year ended March 31, 2018, primarily due to the impact of lower average fee rates paid on certain products for which we pay fees to third-party distributors.

Communications and Technology
For the year ended March 31, 2020, Communications and technology expense decreased 1% to $225.4 million, as compared to $228.1 million for the year ended March 31, 2019, primarily due to savings associated with our strategic restructuring.

For the year ended March 31, 2019, Communications and technology expense increased 7% to $228.1 million, as compared to $212.8 million for the year ended March 31, 2018, primarily due to an $11.2 million increase in technology consulting and maintenance costs related to ongoing investments in our technology capabilities.

Occupancy
For the year ended March 31, 2020, Occupancy expense increased 5% to $110.4 million, as compared to $105.3 million for the year ended March 31, 2019, primarily due to strategic restructuring costs, largely related to space vacated in our corporate headquarters.

For the year ended March 31, 2019, Occupancy expense increased 4% to $105.3 million, as compared to $100.8 million for the year ended March 31, 2018, primarily due to real estate related charges recognized in the current year of $5.3 million associated with vacated and subleased office space, principally in our corporate headquarters.

Impairment of Intangible Assets
Impairment of intangible assets was $365.2 million, and $229.0 million for the years ended March 31, 2019 and 2018, respectively.

The impairment charges recognized during the year ended March 31, 2019 were comprised of $274.6 million and $18.2 million related to the EnTrust Global indefinite-life fund management contracts asset and trade name asset, respectively, and $65.0 million, $6.4 million, and $1.0 million related to the RARE Infrastructure indefinite-life fund management contracts asset, amortizable fund management contracts asset, and trade name asset, respectively. The impairments to the EnTrust Global assets were primarily the result of continued net client outflows from legacy high net worth fund products leading to reduced growth expectations in both management fees and performance fees, a declining margin, and a higher discount rate. The impairments to the RARE Infrastructure indefinite-life fund management contracts and trade name assets were primarily the result of lower than expected net client inflows and performance fees, leading to a lower margin, and a higher discount rate. The impairment to the RARE Infrastructure amortizable asset resulted from losses of separate account AUM and the related decline in projected revenues. A revised estimate of the remaining useful life of the RARE Infrastructure separate account contracts intangible asset also contributed to the impairment of that asset.

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

Contingent Consideration Fair Value Adjustments
Contingent consideration fair value adjustments for the years ended March 31, 2020, 2019 and 2018 included a credit of $0.9 million, an expense of $0.6 million, and credits aggregating $31.3 million, respectively. The credits in fiscal 2018 were comprised of $32.0 million which reduced the contingent consideration liabilities related to the acquisitions of RARE Infrastructure, Martin Currie, and QS Investors, offset in part by an expense of $0.7 million, which increased the contingent consideration liability related to the acquisition of PK Investments.

Other
For the year ended March 31, 2020, Other expenses decreased $28.8 million, or 12%, to $209.5 million, as compared to $238.3 million for the year ended March 31, 2019, primarily due to $24.5 million of savings associated with our strategic restructuring and a $4.2 million charge recognized in the prior year period for a regulatory matter.

For the year ended March 31, 2019, Other expenses decreased $44.0 million, or 16%, to $238.3 million, as compared to $282.3 million for the year ended March 31, 2018, primarily due to a decrease of $62.8 million in charges related to the regulatory matter further discussed in Note 9 of Notes to Consolidated Financial Statements, with $4.2 million of charges recognized in fiscal 2019 and $67.0 of charges recognized in fiscal 2018. This decrease was offset in part by a $17.2 million increase in professional fees, largely related to the strategic restructuring and other corporate restructuring.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Years Ended March 31,			2019 Compared to 2018		2018 Compared to 2017
	2020	2019	2018	$ Change	% Change	$ Change	% Change
Interest income	$12.3	$12.2	$7.1	$0.1	1%	$5.1	72%
Interest expense	(109.9)	(117.3)	(117.9)	7.4	(6)	0.6	(1)
Other income (expense), net	(13.3)	31.1	10.8	(44.4)	n/m	20.3	n/m
Non-operating income (expense) of consolidated investment vehicles, net	16.3	(0.6)	9.8	16.9	n/m	(10.4)	n/m
Total Non-Operating Income (Expense)	$(94.6)	$(74.6)	$(90.2)	$(20.0)	27	$15.6	(17)
n/m - not meaningful

Interest Income
For the year ended March 31, 2020, Interest income remained relatively flat at $12.3 million, as compared to $12.2 million for the year ended March 31, 2019.

For the year ended March 31, 2019, Interest income increased $5.1 million to $12.2 million, as compared to $7.1 million for the year ended March 31, 2018, driven by higher yields earned on higher average interest-bearing investment balances.

Interest Expense
For the year ended March 31, 2020, Interest expense decreased $7.4 million, to $109.9 million, as compared to $117.3 million for the year ended March 31, 2019, primarily due to the repayment of $125.5 million of outstanding borrowings under our Credit Agreement in September 2018 and the repayment of our $250 million 2.7% Senior Notes in July 2019.

For the year ended March 31, 2019, Interest expense remained relatively flat at $117.3 million, as compared to $117.9 million for the year ended March 31, 2018.

Other Income (Expense), Net
For the years ended March 31, 2020 and 2019, Other income (expense), net, totaled expense of $13.3 million and income $31.1 million, respectively. The year ended March 31, 2020, included $10.6 million of net market losses on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding decrease in compensation expense, and $6.2 million in losses on corporate investments. These losses were offset in part by $3.5 million of net market gains on investments of consolidated sponsored investment products that are not designated as CIVs, which have no impact on Net Income Attributable to Legg Mason, Inc., as the gains are fully attributable to noncontrolling interests. The year ended March 31, 2019, included $14.1 million of gains on corporate investments, $10.4 million of net market gains on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and an $8.4 million distribution from an investment holding.

For the year ended March 31, 2019, Other income (expense), net, was income of $31.1 million, as compared to income of $10.8 million for the year ended March 31, 2018. The year ended March 31, 2018, included $12.3 million of net market gains on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, offset in part by $1.8 million of net market losses on corporate investments.

Non-Operating Income (Expense) of Consolidated Investment Vehicles, Net
For the year ended March 31, 2020, Non-operating income (expense) of consolidated investment vehicles, net, totaled income of $16.3 million, as compared to expense of $0.6 million in the year ended March 31, 2019.

For the year ended March 31, 2019, Non-operating income (expense) of consolidated investment vehicles, net, totaled expense of $0.6 million, as compared to income of $9.8 million in the year ended March 31, 2018.

See Notes 1 and 20 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision (Benefit)
For the years ended March 31, 2020 and 2019, the income tax provision was $106.0 million and $20.6 million, respectively, and for the year ended March 31, 2018, the income tax benefit was $102.5 million. The effective tax rate was 25.8% and 72.2% for the years ended March 31, 2020 and 2019, respectively, and the effective benefit rate was 43.8% for the year ended March 31, 2018. The effective tax rate for the year ended March 31, 2019, reflects final adjustments related to the impact of the Tax Cuts and Jobs Act of 2017 (the "Tax Law"), which was enacted on December 22, 2017, while the effective benefit rate for the year ended March 31, 2018, reflects the impact of the Tax Law recognized upon enactment.
The effective tax rate for the year ended March 31, 2020 reflects net discrete tax expense of $2.4 million, primarily related to the revaluation of certain existing deferred tax assets and liabilities, a reduction in net operating loss due to audit settlements, and discrete tax expense recognized for vested stock awards with a grant date exercise price higher than the vesting date stock prices, which were offset in part by a discrete tax benefit resulting from the settlement of prior year state audits and statute expirations. The net impact of all discrete tax items increased the effective income tax rate by 0.6 percentage points for the year ended March 31, 2020.
For the year ended March 31, 2019, discrete tax expense of $14.1 million related to uncertain tax positions for federal, state and local taxes (including those relating to recent legislative changes) was recognized. In addition, discrete tax benefits totaling $2.8 million related to the completion of a prior year tax audit and other discrete tax benefits of $1.3 million were recognized. Together, the net impact of all discrete tax items increased the effective tax rate by 35.1 percentage points for the year ended March 31, 2019.
As previously discussed, on December 22, 2017, the Tax Law was enacted. The reduction in the U.S. corporate tax rate, as well as other aspects of the Tax Law, resulted in a one-time, non-cash provisional tax benefit of $220.9 million, primarily due to the remeasurement of certain existing deferred tax assets and liabilities at the new 21% income tax rate. In addition, a non-cash tax charge of $7.3 million was provisionally provided for the deemed repatriation of unremitted foreign earnings as provided under the Tax Law. Any tax provision associated with the repatriations was adjusted to reflect the impact of the Tax Law. As further discussed in Note 7 of Notes to Consolidated Financial Statements, our accounting for the tax on unremitted foreign earnings was completed during fiscal 2019 and an adjustment in the amount of $2.2 million of additional expense was recorded in that period.

Also, during the year ended March 31, 2018, the effective benefit rate was impacted by 9.7 percentage points for the non-deductibility of the charge for the regulatory matter discussed in Note 9 of Notes to the Consolidated Financial Statements. In addition, for fiscal 2018, changes in state apportionment and state laws, audit settlements, and other discrete changes impacting state deferred tax liabilities resulted in additional net tax expense of $3.3 million, which reduced the effective benefit rate by 1.1 percentage points for the year ended March 31, 2018. Further, a $0.8 million discrete tax expense was recognized with respect to equity-based compensation, which reduced the effective benefit rate by 0.3 percentage points.
CIVs and other consolidated sponsored investment products reduced the effective tax rate by 0.8 percentage points and 2.0 percentage points for the years ended March 31, 2020 and 2019, respectively, and increased the effective benefit rate by 1.3 percentage points for the year ended March 31, 2018.
Net Income (Loss) Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2020, totaled $251.4 million, or $2.79 per diluted share, as compared to Net Loss Attributable to Legg Mason, Inc. of $28.5 million, or $0.38 per diluted share, for the year ended March 31, 2019.  The increase in Net Income (Loss) Attributable to Legg Mason, Inc. was primarily driven by non-cash impairment charges totaling $365.2 million, or $3.12 per diluted share, recognized in the prior year, as well as higher operating revenues in the current year, reflecting an increase in investment advisory fees driven by higher average AUM and an increase in performance fees that were not passed through as compensation expense, as well as the impact of savings from the strategic restructuring. These increases were offset in part by higher strategic restructuring and corporate restructuring costs in the current year, the previously discussed increase in compensation expense for corporate and distribution personnel, including increased sales commissions, and net market losses recognized on corporate investments as compared to gains recognized in the prior year. Operating margin was 17.3% for the year ended March 31, 2020, as compared to 3.6% for the year ended March 31, 2019, reflecting the non-cash impairment charges recognized in the year ended March 31, 2019.

Net Loss Attributable to Legg Mason, Inc. for the year ended March 31, 2019, totaled $28.5 million, or $0.38 per diluted share, as compared to Net Income Attributable to Legg Mason, Inc. of $285.1 million, or $3.01 per diluted share, for the year ended March 31, 2018. Net Loss Attributable to Legg Mason, Inc. for the year ended March 31, 2019 included non-cash impairment charges totaling $365.2 million, or $3.12 per diluted share, strategic restructuring and other corporate restructuring costs of $18.5 million, or $0.15 per diluted share, affiliate charges of $9.2 million, or $0.06 per diluted share, including Royce management equity plan costs of $2.4 million, discrete net tax expenses and other tax items of $7.7 million, or $0.09 per diluted share, and a $4.2 million, or $0.05 per diluted share, charge associated with the regulatory matter discussed in Note 9 of Notes to Consolidated Financial Statements. Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2018 included a one-time, net non-cash provisional tax benefit of $213.7 million, or $2.26 per diluted share, related to the Tax Law. This benefit was offset in part by non-cash impairment charges related to intangible assets of $229.0 million, or $1.96 per diluted share, and a $67.0 million, or $0.71 per diluted share, charge related to the regulatory matter discussed above. The year ended March 31, 2018 also included adjustments to decrease the fair value of contingent consideration liabilities by $31.3 million, or $0.33 per diluted share. Operating margin was 3.6% for the year ended March 31, 2019, as compared to 10.3% for the year ended March 31, 2018, reflecting the impact of the non-cash impairment charges and the charges related to the regulatory matter recognized in both the years ended March 31, 2019 and 2018, as discussed above.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing performance measures for "Adjusted Net Income", "Adjusted Earnings Per Diluted Share" ("Adjusted EPS") and “Adjusted Operating Margin”, along with a liquidity measure for "Adjusted EBITDA", each of which is based on methodologies other than generally accepted accounting principles ("non-GAAP"). Effective with the quarter ended June 30, 2019, we began disclosing Adjusted Operating Margin, which revises our prior disclosure of Operating Margin, as Adjusted, to include adjustments for restructuring costs and acquisition expenses and transition-related costs for integration activities, each of which is further described below.
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
We define Adjusted Net Income as Net Income (Loss) Attributable to Legg Mason, Inc. adjusted to exclude the following:

•	Restructuring costs, including:

◦	Corporate charges related to the ongoing strategic restructuring and other cost saving and business initiatives, including severance, lease and other costs and certain transaction-related costs; and

◦	Affiliate charges, including affiliate restructuring and severance costs, and certain one-time charges arising from the issuance of management equity plan awards

•	Amortization of intangible assets

•	Gains and losses on seed and other investments that are not offset by compensation or hedges

•
Acquisition expenses and transition-related costs for integration activities, including certain related professional fees and costs associated with the transition and acquisition of acquired businesses

•	Impairments of intangible assets

•	Contingent consideration fair value adjustments

•	Charges related to significant litigation or regulatory matters

•	Income tax expense (benefit) adjustments to provide an effective non-GAAP tax rate commensurate with our expected annual pre-tax Adjusted Net Income, including:

◦	The impact on income tax expense (benefit) of the above non-GAAP adjustments; and

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

The calculations of Adjusted Net Income and Adjusted EPS are as follows (dollars in thousands, except per share amounts):

	Years Ended March 31,
	2020	2019	2018
Net Income (Loss) Attributable to Legg Mason, Inc.	$251,367	$(28,508)	$285,075
Plus (less):
Restructuring costs:
Strategic restructuring and other corporate initiatives(1)	90,519	23,655	5,054
Affiliate charges(2)	2,414	7,526	—
Amortization of intangible assets	22,539	24,404	24,604
Gains and losses on seed and other investments not offset by compensation or hedges	1,256	(17,777)	(728)
Acquisition and transition-related costs	—	2,466	7,049
Impairments of intangible assets	—	365,200	229,000
Contingent consideration fair value adjustments	(915)	571	(31,329)
Charges related to significant regulatory matters	—	4,151	67,000
Income tax adjustments:(3)
Impacts of non-GAAP adjustments	(31,285)	(103,049)	(54,324)
Other tax items	3,097	9,980	(208,993)
Adjusted Net Income	$338,992	$288,619	$322,408

Net Income (Loss) Per Diluted Share Attributable to Legg Mason, Inc. Shareholders	$2.79	$(0.38)	$3.01
Plus (less), net of tax impacts:
Restructuring costs:
Strategic restructuring and other corporate initiatives	0.73	0.20	0.04
Affiliate charges	0.02	0.06	—
Amortization of intangible assets	0.18	0.21	0.18
Gains and losses on seed and other investments not offset by compensation or hedges	0.01	(0.15)	—
Acquisition and transition-related costs	—	0.02	0.05
Impairments of intangible assets	—	3.12	1.96
Contingent consideration fair value adjustments	—	0.01	(0.33)
Charges related to significant regulatory matters	—	0.05	0.71
Other tax items	0.03	0.12	(2.21)
Adjusted Earnings per Diluted Share	$3.76	$3.26	$3.41

(1)	See Note 18 of Notes to Consolidated Financial Statements for additional information regarding our strategic restructuring initiatives.

(2)	See "Results of Operations" above for additional information regarding affiliate charges.

(3)	The non-GAAP effective tax rates for the years ended March 31, 2020, 2019 and 2018, were 26.1%, 26.0% and 30.1%, respectively.

Adjusted Net Income was $339.0 million, or $3.76 per diluted share, for the year ended March 31, 2020, as compared to $288.6 million, or $3.26 per diluted share, for the year ended March 31, 2019. The increase was driven by higher operating revenues, reflecting an increase in investment advisory fees from funds and separate accounts driven by higher average AUM and an increase in performance fees that were not passed through as compensation expense, as well as the impact of savings from the strategic restructuring.

Adjusted Net Income was $288.6 million, or $3.26 per diluted share, for the year ended March 31, 2019, as compared to $322.4 million, or $3.41 per diluted share, for the year ended March 31, 2018. Adjusted Net Income decreased primarily due to lower operating revenues.

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

◦
Distribution and servicing fees and a portion of Investment advisory fees used to pay distribution and servicing costs to third party intermediaries based on contractual relationships the third-party intermediaries have with the ultimate clients. The amount of Distribution and servicing fees and the portion of Investment advisory fees excluded approximate the direct costs of selling and servicing our products that are paid to third-party intermediaries, based on contractual percentages of the value of the related AUM

◦	Performance fees that are passed through as compensation expense or net income (loss) attributable to noncontrolling interests

These adjustments do not relate to items that impact Net income (Loss) Attributable to Legg Mason, Inc. and they are included in one of the ways our management views and evaluates our business results.

We define Adjusted Operating Income, as Operating Income (Loss), adjusted to exclude the following:

•	Restructuring costs, including:

◦	Corporate charges related to the ongoing strategic restructuring and other cost saving and business initiatives, including severance, lease and other costs and other transaction costs; and

◦	Affiliate charges, including affiliate restructuring and severance costs, and certain one-time charges arising from the issuance of management equity plan awards

•	Amortization of intangible assets

•	The impact on compensation expense of:

◦	Gains and losses on investments made to fund deferred compensation plans

◦	Gains and losses on seed capital investments by our affiliates under revenue sharing arrangements

•
Acquisition expenses and transition-related costs for integration activities, including certain related professional fees and costs associated with the transition and acquisition of acquired businesses

•	Impairments of intangible assets

•	Contingent consideration fair value adjustments

•	Charges related to significant regulatory matters

•	Income (loss) of consolidated investment vehicles

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

The calculations of Operating Margin and Adjusted Operating Margin, are as follows (dollars in thousands):

	Years Ended March 31,
	2020	2019	2018
Operating Revenues, GAAP basis	$2,922,125	$2,903,259	$3,140,322
Plus (less):
Pass through performance fees	(41,983)	(49,048)	(108,757)
Operating revenues eliminated upon consolidation of investment vehicles	402	599	578
Distribution and servicing fees	(270,398)	(302,967)	(321,936)
Investment advisory fees	(141,838)	(136,177)	(167,374)
Adjusted Operating Revenues	$2,468,308	$2,415,666	$2,710,207
Operating Income (Loss), GAAP basis	$505,160	$103,102	$324,001
Plus (less):
Restructuring costs:
Strategic restructuring and other corporate initiatives	90,519	23,655	5,054
Affiliate charges	2,414	9,289	—
Impairment of intangible assets	—	365,200	229,000
Amortization of intangible assets	22,539	24,404	24,604
Gains (losses) on deferred compensation and seed investments, net	(10,594)	10,416	12,345
Acquisition and transition-related costs	—	2,685	7,049
Contingent consideration fair value adjustments	(915)	571	(31,329)
Charges related to significant regulatory matters	—	4,151	67,000
Operating loss of consolidated investment vehicles, net	1,894	1,588	877
Adjusted Operating Income	$611,017	$545,061	$638,601

Operating Margin, GAAP basis	17.3%	3.6%	10.3%
Adjusted Operating Margin	24.8	22.6	23.6
Adjusted EBITDA
We define Adjusted EBITDA as cash provided by (used in) operating activities plus (minus):

•	Interest expense, net of accretion and amortization of debt discounts and premiums

•	Current income tax expense (benefit)

•	Net change in assets and liabilities, which aligns with the Consolidated Statements of Cash Flows

•	Net (income) loss attributable to noncontrolling interests

•	Net gains (losses) and earnings on investments

•	Net gains (losses) on consolidated investment vehicles

•	Other

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

The calculations of Adjusted EBITDA are as follows (dollars in thousands):

	Years ended March 31,
	2020	2019	2018
Cash provided by operating activities, GAAP basis	$560,556	$560,866	$489,368
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	108,526	115,284	115,056
Current tax expense	8,997	26,716	38,983
Net change in assets and liabilities	(5,382)	(52,518)	(31,125)
Net change in assets and liabilities of consolidated investment vehicles	(19,395)	(17,667)	67,792
Net income attributable to noncontrolling interests	(53,119)	(36,442)	(51,275)
Net gains (losses) and earnings on investments	29,290	27,705	(305)
Net gains (losses) on consolidated investment vehicles	16,262	(565)	9,781
Other	(732)	(1,155)	(1,047)
Adjusted EBITDA	$645,003	$622,224	$637,228

Adjusted EBITDA for the years ended March 31, 2020, 2019, and 2018, was $645.0 million, $622.2 million, and $637.2 million, respectively. The increase in Adjusted EBITDA for the year ended March 31, 2020, as compared to the year ended March 31, 2019, was primarily due to an increase in net income, adjusted for non-cash items. The decrease in Adjusted EBITDA for the year ended March 31, 2019, as compared to the year ended March 31, 2018, was primarily due to a decrease in Net Income, adjusted for non-cash items.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2020, we had approximately $745 million in cash and cash equivalents in excess of our working capital and regulatory requirements. The primary objective of our capital structure is to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity are important to the success of our ongoing operations. We review our overall funding needs and capital base on an ongoing basis to determine if the capital base meets the expected needs of our businesses. During this period of heightened uncertainty in the economic environment we remain focused on the preservation of capital to help us build and maintain liquidity.

As previously discussed, on February 17, 2020, we entered into a Merger Agreement with Franklin Templeton. The Merger Agreement limits our ability to take certain actions including, among other things, acquiring businesses, incurring capital expenditures above specified thresholds, and incurring additional debt.

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. However, we have executed total return swap arrangements with investors in certain exchange traded funds ("ETFs"), and as a result we receive the investors' related investment gains and losses on the ETFs and may be required to consolidate ETFs with open total return swap agreements. At March 31, 2020, the total return swap notional values aggregated $14.2 million. If the total return swap counterparties were to terminate their positions, Legg Mason may invest to support the ETF products. Otherwise, we have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs and other consolidated sponsored investment products beyond our investments in and investment advisory fees generated from these products, which are eliminated in consolidation. Additionally, creditors of the CIVs and other consolidated sponsored investment products have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our operations have been principally funded by equity capital, long-term debt and retained earnings. At March 31, 2020, cash and cash equivalents, total assets, long-term debt, net, and stockholders' equity were $1.0 billion, $8.0 billion, $2.0 billion and $3.8 billion, respectively. Total assets include amounts related to CIVs and other consolidated sponsored investment products of $0.2 billion.

Cash and cash equivalents are primarily invested in liquid domestic and non-domestic money market funds that hold principally domestic and non-domestic government and agency securities, bank deposits, and corporate commercial paper, and short-term treasury bills. We have not recognized any losses on these investments. Our monitoring of cash and cash equivalents partially mitigates the potential that material risks may be associated with these balances.

The following table summarizes our Consolidated Statements of Cash Flows for the years ended March 31 (in millions):

	2020	2019	2018
Cash flows provided by operating activities	$560.6	$560.9	$489.4
Cash flows used in investing activities	(45.4)	(36.5)	(19.5)
Cash flows used in financing activities	(409.0)	(331.5)	(462.3)
Effect of exchange rate changes	(7.3)	(15.9)	11.9
Net change in cash and cash equivalents	98.9	177.0	19.5
Cash and cash equivalents, beginning of period	950.8	773.8	754.3
Cash and cash equivalents, end of period	$1,049.7	$950.8	$773.8

Cash inflows provided by operating activities during fiscal 2020 were $560.6 million, primarily related to Net Income, adjusted for non-cash items. Cash inflows provided by operating activities during fiscal 2019 were $560.9 million, primarily related to Net Income, adjusted for non-cash items, including impairment charges totaling $365.2 million. Cash inflows provided by operating activities during fiscal 2018 were $489.4 million, primarily related to Net Income, adjusted for non-cash items, including the $229.0 million of impairment charges and the $213.7 million tax benefit recognized in connection with the enactment of the Tax Law, offset in part by net activity of CIVs

Cash outflows used in investing activities during fiscal 2020 were $45.4 million, primarily related to payments for fixed assets, a minority investment in a U.K. retirement solutions provider, and the acquisition of Gramercy Europe (Jersey) Limited ("Gramercy"), further discussed below, offset in part by returns of capital received on certain investments in partnerships and limited liability companies. Cash outflows used in investing activities during fiscal 2019 were $36.5 million, primarily related to payments made for fixed assets, offset in part by returns of capital received on certain investments in partnerships and limited liability companies. Cash outflows used in investing activities during fiscal 2018 were $19.5 billion, primarily related to payments made for fixed assets, offset in part by returns of capital received on certain investments in partnerships and limited liability companies.

Cash outflows used in financing activities during fiscal 2020 were $409.0 million, primarily related to the repayment of our $250 million 2.7% Senior Notes in July 2019, dividends paid of $138.0 million, distributions to noncontrolling interest holders of $37.8 million, and employee tax withholdings by settlement of net share transactions of $15.4 million, offset in part by issuances of common stock for stock-based compensation of $44.1 million. Cash outflows used in financing activities during fiscal 2019 were $331.5 million, primarily related to the repayment of $125.5 million of outstanding borrowings under our unsecured revolving credit agreement (as amended from time to time the "Credit Agreement"), dividends paid of $114.8 million, distributions to noncontrolling interest holders of $38.6 million and net redemptions attributable to noncontrolling interests in CIVs and other consolidated investment products of $22.2 million. Cash outflows used in financing activities during fiscal 2018 were $462.3 million, primarily related to the purchase of 6.6 million shares of our common stock for $253.6 million through open market purchases, the purchase of 5.6 million shares of our common stock from Shanda Asset Management Investment Limited ("Shanda") for $225.5 million, as further discussed below, and dividends paid of $102.2 million, offset in part by $125.5 million of net borrowings under our Credit Agreement to fund the purchase of our shares from Shanda.

On April 3, 2020, we borrowed $250 million under the Credit Agreement to provide additional liquidity amid heightened uncertainty due to the COVID-19 pandemic. We do not currently foresee any need to utilize this cash, but it was drawn as a precaution in the event the economic environment worsens significantly. Based on our current level of operations, we expect that cash generated from our operating activities, together with available cash on hand, excluding the proceeds of the Credit Agreement drawing, will be adequate to support our working capital needs for at least the next 12 months. Should the economic environment worsen significantly and our projections prove incorrect, we would have the Credit Agreement drawdown proceeds available for use. Subject to the limitations contained in the Merger Agreement, we currently intend to utilize our available resources for activities including, but not limited to, strategic restructuring, acquisitions, seed capital investments in new and existing products, and payment of dividends. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, including the payment of certain severance and retention incentives in connection with the Merger, as further discussed below.

Financing Transactions
The table below reflects our primary sources of financing (in thousands):

	Amount Outstanding at March 31,
Type	2020	2019	Interest Rate	Maturity
3.95% Senior Notes due July 2024	$250,000	$250,000	3.95%	July 2024
4.75% Senior Notes due March 2026	450,000	450,000	4.75%	March 2026
5.625% Senior Notes due January 2044	550,000	550,000	5.625%	January 2044
6.375% Junior Subordinated Notes due March 2056	250,000	250,000	6.375%	March 2056
5.45% Junior Subordinated Notes due September 2056	500,000	500,000	5.45%	September 2056
2.7% Senior Notes due July 2019	—	250,000	2.70%	July 2019
Revolving credit agreement(1)	—	—	Eurocurrency Rate + 1.25% + 0.175% annual commitment fee	December 2020
(1) $500,000 available as of March 31, 2020, subject to the terms of the Merger Agreement, however $250 million of this amount was drawn in April 2020.

Long-term Debt
On July 15, 2019, we repaid the $250 million of 2.7% Senior Notes due July 2019, using existing cash resources.

Revolving Credit Agreement
We maintain an unsecured Credit Agreement which provides for a $500 million multi-currency revolving credit facility. The revolving credit facility may be increased by an aggregate amount of up to $500 million, to $1.0 billion, subject to the approval of the lenders, expires in December 2020, and can be repaid at any time. This revolving credit facility is available to fund working capital needs and for general corporate purposes. There were no borrowings outstanding under the Credit Agreement as of March 31, 2020. Under the terms of the Merger Agreement, we may not borrow more than $30 million under the revolving credit facility and borrowings must be made in the ordinary course of business consistent with past practice. As previously discussed, with the approval of Franklin Templeton, on April 3, 2020, we borrowed $250 million under the Credit Agreement to provide additional liquidity as a precaution.

The financial covenants under the Credit Agreement include: maximum net debt to EBITDA ratio of 3.0 to 1; and a minimum EBITDA to interest ratio of 4.0 to 1. Debt is defined to include all obligations for borrowed money, excluding non-recourse debt of CIVs and capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of the greater of subsidiary cash or $300 million, by the lesser of 50% of the aggregate amount of our seed capital investments or $125 million, and an amount equal to 50% of our hybrid capital securities. EBITDA is defined as consolidated net income (loss) plus/minus tax expense (benefit), interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expense or losses, any non-cash charges, and certain transition-related costs, as defined in the agreements. As of March 31, 2020, our net debt to EBITDA ratio was 1.9 to 1 and EBITDA to interest expense ratio was 6.1 to 1, and therefore, we have maintained compliance with the applicable covenants. After giving effect to the April 3, 2020 drawdown under the Credit Agreement, our net debt to EBITDA ratio was 2.2 to 1 and our EBITDA to interest expense ratio was 5.7 to 1.

If our net income significantly declines, or if we spend our available cash, it may impact our ability to maintain compliance with the financial covenants under our Credit Agreement. If we determine that our compliance with these covenants may be under pressure at a time when we have outstanding borrowings under this facility, want to utilize available borrowings, or otherwise desire to keep borrowings available, subject to the terms of the Merger Agreement, we may elect to take a number of actions, including reducing our expenses in order to increase our EBITDA, using available cash to repay all or a portion of our outstanding debt or seeking to negotiate with our lenders to modify the terms or to restructure our debt. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.
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

Other Transactions

Acquisitions and Contingent Consideration
On April 10, 2019, Clarion Partners acquired a majority stake in Gramercy, a European real estate business specializing in pan-European logistics and industrial assets. The transaction required an initial cash payment of $10.2 million, net of cash acquired, which was paid using existing cash resources, and a potential contingent consideration payment, further discussed below.

On May 2, 2016, we closed the transaction to combine Permal and EnTrust, to create EnTrustPermal (which was renamed EnTrust Global in March 2019), of which we own 65%. In connection with the combination, we incurred restructuring and transition-related costs totaling approximately $94 million through completion of the plan in June 2018, approximately 15% of which were non-cash charges.

Contingent Consideration
The Clarion Partners acquisition of Gramercy provides for a potential contingent consideration payment of up to $3.7 million (using the foreign exchange rate as of April 10, 2019, for the €3.3 million potential payment), due on the fifth anniversary of closing. As of March 31, 2020, the related contingent consideration liability was $3.3 million.

Effective May 31, 2014, we completed the acquisition of QS Investors. In December 2018, we paid $4.3 million for the final installment of contingent consideration using existing cash resources.

On December 31, 2015, Martin Currie acquired certain assets of PK Investments. In December 2017, contingent consideration of $3.2 million was paid using existing cash resources.

See Notes 2 and 9 of Notes to Consolidated Financial Statements for additional information regarding acquisitions and contingent consideration, respectively.

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

	EnTrust Global	Clarion Partners	Other	Total
Affiliate noncontrolling interests as of March 31, 2020	$379.1	$133.6	$12.7	$525.4

Noncontrolling interests of 35% of the outstanding equity of EnTrust Global and 18% of the outstanding equity of Clarion Partners are subject to put and call provisions that may result in future cash outlays, generally starting in fiscal 2022 for both EnTrust Global and Clarion Partners, but subject to earlier effectiveness in certain circumstances.

On May 10, 2019, we purchased the 15% equity interest in RARE Infrastructure held by the firm's management team for total consideration of $22.0 million. The initial cash payment of $12.0 million, including $1.8 million of dividends in arrears, was made on May 10, 2019, using existing cash resources. Half of the deferred consideration was paid in May 2020 and the remaining half will be due, subject to certain conditions, two years after closing.

On July 2, 2018, the corporate minority owner of RARE Infrastructure exercised the put option for its 10% ownership interest. The settlement value of $15.5 million, along with $1.0 million of dividends in arrears, was paid in October 2018.

See Note 16 of Notes to Consolidated Financial Statements for additional information.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with the management of Royce. Under this management equity plan, as of March 31, 2020, noncontrolling interests equivalent to 24.5% in the Royce entity have been issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts).

As of March 31, 2020, the estimated redemption fair value for units under management equity plans aggregated $84.7 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 12 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Share Repurchases
In January 2015, our Board of Directors authorized $1.0 billion for purchases of our common stock. In December 2017, our Board of Directors approved the purchase of 5.6 million shares of our common stock for $225.5 million from Shanda, utilizing the remaining $169.0 million of common stock available for repurchase as authorized in January 2015, and authorizing the purchase of an additional $56.5 million of common stock to complete the transaction. The aggregate purchases of $225.5 million was effectively an acceleration of our share repurchase program. We did not repurchase any shares of our common stock during the years ended March 31, 2020 and 2019, and as of March 31, 2020, further purchases of our common stock have not been authorized and, without Franklin Templeton's consent, are prohibited by the Merger Agreement while the Merger is pending.

Future Outlook
As previously discussed, we currently intend to utilize our available cash resources to fund various activities, however, during this period of heightened uncertainty in the economic environment and with the Merger pending, we will remain focused on the preservation of capital to help us build and maintain liquidity. As of March 31, 2020, the $745 million of cash and cash equivalents in excess of our working capital and regulatory requirements includes amounts expected to be used to fund accrued compensation payments, primarily in the first quarter of fiscal 2021.

Strategic Restructuring
As previously discussed, we have initiated a strategic restructuring to reduce costs. We expect to incur aggregate restructuring costs in the range of $100 million to $105 million in connection with the strategic restructuring, which will be incurred through March 2021. The majority of the restructuring costs will be paid in cash. We have incurred $80 million of strategic restructuring costs through March 31, 2020, and approximately $43 million of these costs have been paid to date. We expect to incur approximately $20 million to $25 million of costs in fiscal 2021. See Note 18 of Notes to Consolidated Financial Statements for additional information. We expect that the strategic restructuring will result in future annual cost savings of $100 million or more, substantially all of which will be cash savings. We expect to achieve these savings on a run rate basis by the end of fiscal 2021. As of March 31, 2020, we have realized cumulative savings of approximately $72 million. We do not expect the Merger to have an impact on the costs or savings associated with our strategic restructuring.

Short-term Borrowings and Long-term Debt
As previously discussed, on April 3, 2020, we borrowed $250 million under the Credit Agreement to provide additional liquidity amid heightened uncertainty due to the COVID-19 pandemic. Exclusive of these borrowings, we do not currently expect to raise additional incremental debt or equity financing over the next 12 months. Going forward, there can be no assurances of these expectations, as our projections could prove to be incorrect, market conditions might significantly worsen, affecting our results of operations and generation of available cash, or events may occur that require additional liquidity in excess of the remaining amounts available under our Credit Agreement, such as an opportunity to refinance indebtedness, or complete an acquisition. If these events result in our operations and available cash being insufficient to fund liquidity needs, we may seek to manage our available resources by taking actions such as reducing operating expenses, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, reducing our dividend, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should an acquisition or refinancing opportunity arise, we would likely utilize borrowing capacity under our Credit Agreement or seek to raise additional equity or debt.

Liquid Assets
Our liquid assets include cash, cash equivalents, and certain current investment securities. As of March 31, 2020, our total liquid assets of approximately $1.1 billion, included $334 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries were not significant. In order to supplement cash available in the U.S. for general corporate purposes, we plan to utilize up to approximately $13 million of foreign cash annually over the next several years, and anticipate that all of this amount will be provided by debt service payments by foreign affiliates. No further repatriation of foreign earnings is currently planned.

Other
In conjunction with the acquisition of Clarion Partners, we committed to provide $100 million of seed capital to Clarion Partners products.

In January 2016, we acquired a minority equity position in Precidian Investments, LLC ("Precidian"). Under the terms of the transaction, we acquired series B preferred units of Precidian that entitle us to approximately 20% of the voting and economic interests of Precidian, along with customary preferred equity protections. Precidian has executed license arrangements with various financial institutions to use the ActiveShares® product. On January 21, 2020, we provided notice of our intent to convert our preferred units to 75% of the common equity of Precidian on a fully diluted basis, subject to satisfaction of certain closing conditions within the nine months following our notice. We plan to use cash on hand for the related $25 million payment.

Credit and Liquidity Risk
Cash and cash equivalent deposits involve certain credit and liquidity risks. We maintain our cash and cash equivalents with a number of high quality financial institutions, funds, and our affiliates and from time to time may have concentrations with one or more of these institutions. The balances with these financial institutions or funds and their credit quality are monitored on an ongoing basis.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments, or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations section that follows, Consolidation discussed in Critical Accounting Policies and Notes 1 and 20 of Notes to Consolidated Financial Statements, and Derivatives and Hedging discussed in Notes 1 and 17 of Notes to Consolidated Financial Statements.

CONTRACTUAL AND CONTINGENT OBLIGATIONS
We have contractual obligations to make future payments, principally in connection with our long-term debt, non-cancelable lease agreements and service agreements. See Notes 6, 8, and 9 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs and other consolidated sponsored investment products, as we are not responsible or liable for these obligations:

	2021	2022	2023	2024	2025	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$—	$—	$—	$—	$250.0	$1,750.0	$2,000.0
Interest on long-term borrowings and credit facility commitment fees	106.1	105.4	105.4	105.4	100.4	1,961.6	2,484.3
Minimum rental and service commitments	135.7	110.5	93.9	77.9	31.2	29.0	478.2
Contributions to pension plan(1)	2.9	2.9	2.9	2.9	4.6	—	16.2
Total contractual obligations(2)	244.7	218.8	202.2	186.2	386.2	3,740.6	4,978.7
Contingent payment related to business acquisition	—	—	—	—	3.7	—	3.7
Total Contractual and Contingent Obligations(3)(4)(5)	$244.7	$218.8	$202.2	$186.2	$389.9	$3,740.6	$4,982.4

(1)
Represents contributions to be made by Martin Currie to its legacy pension plan on an annual basis through May 2024, with a final payment due November 2024 (using the exchange rate as of March 31, 2020 for the £2.3 million annual committed contribution amount and the £1.5 million final payment amount).

(2)	See Note 21 of Notes to Consolidated Financial Statements for information regarding $250 million borrowed under our Credit Agreement on April 3, 2020.

(3)
The table above does not include approximately $16.4 million in capital commitments to investment partnerships in which we are a limited partner, which will be outstanding, or funded as required, through the end of the commitment periods running through fiscal 2029 or $100 million of co-investment commitment associated with the Clarion Partners acquisition.

(4)
The table above does not include amounts for uncertain tax positions of $55.5 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(5)
The table above does not include redeemable noncontrolling interests related to minority equity interests in our affiliates and affiliate management equity plans with key employees of Clarion Partners and ClearBridge totaling $597.3 million as of March 31, 2020, because the timing and amount of any related cash outflows cannot be reliably estimated. Redeemable noncontrolling interests of CIVs of $117.1 million as of March 31, 2020, are also excluded from the table above because we have no obligations in relation to these amounts. Potential obligations arising from the ultimate settlement of awards under the affiliate management equity plan with key employees of Royce are also excluded due to the uncertainty of the timing and amounts ultimately payable. See Note 12 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

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

Current investments, excluding CIVs, subject to risk of security price fluctuations are summarized in the table below (in thousands):

	2020	2019
Investment securities, excluding CIVs:
Investments relating to long-term incentive compensation plans	$210,891	$211,802
Seed capital investments	108,733	132,515
Equity method investments relating to long-term incentive compensation plans	5,287	11,184
Other current investments	13,983	21,628
Total current investments, excluding CIVs	$338,894	$377,129

Current investments of $216.2 million and $223.0 million at March 31, 2020 and 2019, respectively, relate to long-term incentive plans which will have offsetting liabilities at the end of the respective vesting periods, but for which the related liabilities may not completely offset at the end of each reporting period due to vesting provisions. Therefore, fluctuations in the market value of these trading investments will impact our compensation expense, non-operating income (expense) and, dependent on the vesting provisions of the plan, our net income.

Approximately $108.7 million and $132.5 million of current investments at March 31, 2020 and 2019, respectively, are seed capital investments in sponsored mutual funds and other investment products and vehicles, for which fluctuations in market value will impact our non-operating income (expense). Of these amounts, the fluctuations in market value related to approximately $11.6 million and $27.2 million of seed capital investments as of March 31, 2020 and 2019, respectively, have offsetting compensation expense under revenue share arrangements. The fluctuations in market value related to approximately $54.5 million and $89.6 million in seed capital investments as of March 31, 2020 and 2019, respectively, are substantially offset by gains (losses) on market hedges and therefore do not materially impact Net Income (Loss) Attributable to Legg Mason, Inc. Seed capital investments are not liquidated before the related fund establishes a track record, has other investors, or a decision is made to no longer pursue the strategy.

Approximately $6.1 million and $8.4 million of other current investments at March 31, 2020 and 2019, respectively, represent noncontrolling interests associated with consolidated seed capital investments products. Fluctuations in the market value of these investments will not impact Net Income (Loss) Attributable to Legg Mason, Inc. However, they may have an impact on non-operating income (expense) with a corresponding offset in Net income attributable to noncontrolling interests. Fluctuations in the market value of $7.3 million and $12.8 million of the remaining other current investments in each respective period have offsetting compensation expense under revenue share arrangements.

Noncurrent investments, excluding CIVs, subject to risk of security price fluctuations are summarized in the table below (in thousands):

	2020	2019
Noncurrent investments, excluding CIVs:
Equity method investments	$64,049	$62,998
Adjusted cost investments	19,729	12,245
Total noncurrent investments, excluding CIVs	$83,778	$75,243

Investment securities of CIVs totaled $118.8 million and $138.0 million as of March 31, 2020 and 2019, respectively. Fluctuations in the market value of investments of CIVs in excess of our equity investment will not impact Net Income (Loss) Attributable to Legg Mason, Inc. However, it may have an impact on non-operating income (expense) of CIVs with a corresponding offset in Net income attributable to noncontrolling interests. As of March 31, 2020 and 2019, we held equity investments in the CIVs of $28.4 and $43.7 million, respectively. As of March 31, 2020 and 2019, fluctuations in the market value of approximately $26.7 million and $32.0 million, respectively, of these equity investments in CIVs are substantially offset by gains (losses) on market hedges and therefore do not materially impact Net Income (Loss) Attributable to Legg Mason, Inc. Fluctuations in the market value of the remaining $1.7 million and $11.7 million in each respective period of equity investments in CIVs will impact our non-operating income (expense).

Valuation of investments is described below within Critical Accounting Policies under the heading "Valuation of Financial Instruments." See Notes 1 and 17 of Notes to Consolidated Financial Statements for further discussion of derivatives.

The following is a summary of the effect of a 10% increase or decrease in the market values of our financial instruments subject to market valuation risks at March 31, 2020 (in thousands):

	Carrying Value	Fair Value Assuming a 10% Increase	Fair Value Assuming a 10% Decrease
Current investments, excluding CIVs:
Investments relating to long-term incentive compensation plans	$210,891	$231,980	$189,802
Seed capital investments	108,733	119,606	97,860
Equity method investments relating to long-term incentive compensation plans	5,287	5,816	4,758
Other investments	13,983	15,381	12,585
Total current investments, excluding CIVs	338,894	372,783	305,005
Investments in CIVs	28,397	31,237	25,557
Non-current investments, excluding CIVs:
Equity method investments	64,049	70,454	57,644
Adjusted cost investments	19,729	21,702	17,756
Total investments subject to market risk	$451,069	$496,176	$405,962

Gains and losses related to investments in deferred compensation plans are directly offset over the full vesting period by a corresponding adjustment to compensation expense and related liability. In addition, investments in proprietary fund products and investments in CIVs totaling approximately $81.2 million have been economically hedged to limit market risk. As a result, a 10% increase or decrease in the unrealized market value of our financial instruments subject to market valuation risks in the table above would result in a $12.3 million increase or decrease in pre-tax earnings attributable to Legg Mason, Inc. as of March 31, 2020.

In addition, we have entered into various total return swap arrangements with respect to certain ETFs that we sponsor with notional amounts totaling $14.2 million as of March 31, 2020. Under the terms of each total return swap, we receive the related gains and losses on the investors' underlying shares of the ETFs, however, we have executed futures contracts with notional amounts totaling $6.1 million to limit market risk related to the total return swaps. As a result, a 10% increase or decrease in the underlying shares of the ETFs would result in an additional $0.8 million increase or decrease in pre-tax earnings attributable to Legg Mason, Inc. as of March 31, 2020.

Also, as of March 31, 2020 and 2019, cash and cash equivalents included $594.5 million and $556.2 million, respectively, of money market funds.

Foreign Exchange Sensitivity
We operate primarily in the U.S., but provide services, earn revenues and incur expenses outside the U.S. Accordingly, fluctuations in foreign exchange rates for currencies, principally in Australia, the U.K., Brazil, Singapore, Japan, and those denominated in the euro may impact our AUM, revenues, expenses, comprehensive income and net income. We and certain of our affiliates have entered into forward contracts to manage a portion of the impact of fluctuations in foreign exchange rates on their results of operations. We do not expect foreign currency fluctuations to have a material impact on our net income or liquidity.

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

Consolidation
In the normal course of our business, we sponsor and manage various types of investment products. For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make, and any earned but uncollected management fees, except those for which total return swap arrangements have been executed, for which additional risks are discussed below. Uncollected management fees from managed investment products were not material as of March 31, 2020, we have not issued any investment performance guarantees to these investment products or their investors, and we did not sell or transfer assets to any of these investment products. In accordance with financial accounting standards, we consolidate certain sponsored investment products, some of which are designated as CIVs. The financial information of certain consolidated CIVs is included in our Consolidated Financial Statements on a three-month lag based upon the availability of the investment product's financial information.

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

See Notes 1 and 20 of Notes to Consolidated Financial Statements for additional discussion of CIVs and other VIEs.

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

As of March 31, 2020, equity, fixed income, alternative and liquidity AUM values aggregated $161 billion, $420 billion, $75 billion, and $75 billion, respectively. As the majority of our AUM is valued by independent pricing services based on observable market prices or inputs, we believe market risk is the most significant risk underlying the value of our AUM. Economic events and financial market turmoil have increased market price volatility; however, as further discussed below, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of March 31, 2020, approximately 9% of total AUM is valued based on unobservable inputs, the majority of which is related to our real estate funds discussed below.

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

For investments in illiquid or privately-held securities for which market prices or quotations are not readily available, the determination of fair value requires us to estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of March 31, 2020 and 2019, we owned $64.0 million and $63.0 million, respectively, of investments in partnerships and limited liability companies which were accounted for under the equity method and were included in Other noncurrent assets on the Consolidated Balance Sheets, and $5.3 million and $11.2 million, respectively, of equity method investments that are included in Investment securities on the Consolidated Balance Sheets. Of these amounts, $43.1 million and $42.1 million, respectively, were valued based on our assumptions and estimates and unobservable inputs. The remainder was valued using net asset value ("NAV") as a practical expedient, as further discussed below.

The updated accounting guidance adopted as of April 1, 2018, provides entities the option to elect to measure equity investments that do not have readily determinable fair values and do not qualify for the NAV practical expedient at "adjusted cost." Under this adjusted cost method, investments are initially recorded at cost, and subsequently adjusted (increased or decreased) when there is an observable transaction involving the same investments, or similar investments from the same issuer. Adjusted cost investment carrying values are also reviewed and adjusted for impairment, if any. As of March 31, 2020 and 2019, approximately $19.7 million and $12.2 million, respectively, of investments in partnerships and limited liability companies were accounted for using the adjusted cost method.

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

Our Consolidated Balance Sheet as of March 31, 2020, includes approximately 1% of total assets (9% of financial assets measured at fair value) and less than 1% of total liabilities (19% of financial liabilities measured at fair value) that meet the definition of Level 3.

Any transfers between categories are measured at the beginning of the period.

See Note 3 and 20 of Notes to Consolidated Financial Statements for additional information.

Intangible Assets and Goodwill
Balances as of March 31, 2020, are as follows (in thousands):

Amortizable intangible asset management contracts and other	$109,211
Indefinite-life intangible assets	3,198,388
Trade names	48,091
Goodwill	1,847,766
$5,203,456

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

We performed our annual impairment testing of goodwill and indefinite-life intangible assets as of October 31, 2019, and determined that there was no impairment in the value of these assets. We also reviewed more critical valuation inputs as of December 31, 2019 to determine that no further quantitative analyses were warranted. In addition, we performed our periodic impairment review of amortizable intangible assets as of March 31, 2020.

Given the level of market disruption associated with COVID-19, we assessed whether a triggering event had occurred for each of our identifiable indefinite-life intangible assets and goodwill as of March 31, 2020. Certain indefinite-life intangible assets were determined to have had triggering events due to a combination of significant market volatility and uncertainty ensuing from the COVID-19 pandemic and limited excess fair value over the related carrying values as of our most recent quantitative analyses as of October 31, 2019. We updated the quantitative analyses for these indefinite-life intangible assets as of March 31, 2020 and determined that there was no impairment in the value of these assets, as further discussed below.

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

There were no impairments in the values of amortizable intangible assets recognized during the year ended March 31, 2020, as our estimates of the related future cash flows exceeded the asset carrying values.

As of March 31, 2020, the EnTrust Global separate account contracts amortizable asset net carrying value of $33 million represented approximately 30% of our total amortizable intangible asset management contracts and other aggregate carrying value. The cumulative undiscounted cash flows related to this asset exceeded the carrying value by approximately 3% as of March 31, 2020. Despite the excess of fair value over the related carrying value, future decreases in our cash flow projections, resulting from actual results, or changes in assumptions due to client attrition and the related reduction in revenues, investment performance, market conditions, or other factors, may result in impairment of this asset. There can be no assurance that continued client attrition, asset outflows, market uncertainty, or other factors, will not produce an additional impairment in this asset.

As of March 31, 2020, the Clarion Partners separate account contracts amortizable asset net carrying value of $60 million represented approximately 55% of our total amortizable intangible asset management contracts and other aggregate carrying value. As of March 31, 2020, the cumulative undiscounted cash flows related to this separate account contracts amortizable asset exceeded the carrying value by a material amount.

The estimated remaining useful lives of amortizable intangible assets currently range from one to eight years with a weighted-average life of approximately 5.4 years.

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

We determine the fair value of our intangible assets based upon discounted projected cash flows, which take into consideration estimates of future fees, profit margins, growth rates, taxes, and discount rates. The determination of the fair values of our indefinite-life intangible assets is highly dependent on these estimates and changes in these inputs could result in a material impairment of the related carrying values. An asset is determined to be impaired if the current fair value is less than the recorded carrying value of the asset. If an asset is impaired, the difference between the current fair value and the carrying value of the asset reflected on the financial statements is recognized as an operating expense in the period in which the impairment is determined to exist.

Contracts that are managed and operated as a single unit, such as contracts within the same family of funds, are reviewed in aggregate and are considered interchangeable if investors can transfer between funds with limited restrictions. Similarly, cash flows generated by new funds added to the fund group are included when determining the fair value of the intangible asset.

Projected cash flows are based on annualized cash flows for the applicable contracts projected forward 40 years, assuming annual cash flow growth from estimated net client flows and projected market performance. To estimate the projected cash flows, projected growth rates by affiliate are used to project their AUM. Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income, alternative, and liquidity) and by investment manager based upon, among other things, historical experience and expectations of future market and investment performance from internal and external sources. Our market growth assumptions for our most recent annual impairment testing were 4.5% for equity, 2% for fixed income, 3% for alternative, and 0% for liquidity products, with a general assumption of 2% organic growth for all products, subject to exceptions based on recent trends for organic growth (contraction), generally in years one through five.

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

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2.1 billion, account for approximately 65% of our indefinite-life intangible assets. As of October 31, 2019, approximately $163 billion of AUM, primarily managed by Western Asset and ClearBridge, was associated with this asset, with approximately 38% in equity AUM, 48% in fixed income AUM and 14% in liquidity AUM. Previously disclosed uncertainties regarding market conditions and asset flows and risks related to potential regulatory changes in the liquidity business, are reflected in our projected discounted cash flow analyses. Despite relevant recent market activity, given the level of excess of fair value over the related carrying value in our most recent impairment testing, the domestic mutual fund contracts asset was not deemed to have had a triggering event as of March 31, 2020.

As of October 31, 2019, the Clarion Partners fund management contracts asset of $505 million accounted for approximately 16% of our indefinite-life intangible assets. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by a material amount. Despite relevant recent market activity, given the level of excess of fair value over the related carrying value in our most recent impairment testing, the Clarion Partners fund management contracts asset was not deemed to have had a triggering event as of March 31, 2020.

As of October 31, 2019, the combined EnTrust Global fund management contracts asset of $127 million accounted for approximately 4% of our indefinite-life intangible assets and is supported by the combined EnTrust Global fund management business. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by 10% as of October 31, 2019. For our impairment test, base revenues related to EnTrust Global fund management contracts were assumed to have long-term annual growth rates averaging 6%. Projected near-year cash flows reflected AUM outflows in years one and two, and trend to modest AUM inflows of 2% by year five. The projected cash flows from the EnTrust Global fund management contracts were discounted at 15.5%.

Given recent uncertain markets and the relatively limited excess fair value as of our most recent impairment test, the EnTrust Global fund management contracts asset was deemed to have had a triggering event as of March 31, 2020. We expanded our most recent analysis of this asset to consider several different outcomes on a probability-weighted basis, with each scenario reflecting reduced revenue growth rates and lower operating margins, particularly in the near term. Based on this probability-weighted analysis, the related fair value exceeded its carrying value by approximately 1% as of March 31, 2020.

As of October 31, 2019, the RARE Infrastructure fund management contracts asset of $55 million accounted for approximately 2% of our indefinite-life intangible assets. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by a material amount. For our impairment test, cash flows from the RARE Infrastructure fund management contracts were assumed to have long-term annual growth rates averaging 10%. Given current experience, projected near-year cash flows reflect reduced AUM inflows throughout the projection period and modest performance fees. The projected cash flows from the RARE Infrastructure fund management contracts were discounted at 15.0%. Despite relevant recent market activity, given the level of the excess of fair value over the related carrying value in our most recent impairment testing, the RARE Infrastructure fund management contracts asset was not deemed to have had a triggering event as of March 31, 2020.

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

As of October 31, 2019, trade names accounted for 1% of indefinite-life intangible assets and are primarily related to Clarion Partners and EnTrust Global, which had carrying values of $23 million and $10 million, respectively. We tested these intangible assets using a relief from royalty approach and discounted cash flow methods similar to those described above for indefinite-life contracts. As of October 31, 2019, the resulting fair value of the EnTrust Global trade name exceeded the carrying value by 6% and the resulting fair values of our other trade name assets significantly exceeded the related carrying amounts.

Given recent uncertain markets and the relatively limited excess fair value as of our most recent impairment test, the EnTrust Global trade name asset was deemed to have had a triggering event and was tested using the relief from royalty approach as of March 31, 2020. The resulting fair value of the EnTrust Global trade name asset exceeded the carrying value of $10 million by approximately 3%.

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

We determined a triggering event had not occurred for our goodwill as of March 31, 2020. We note that our share price and reporting unit fair value have not been significantly impacted by COVID-19 as a result of the Merger Agreement with Franklin Templeton. Per the terms of the Merger Agreement, Franklin Templeton will acquire all of our outstanding common stock for $50 per share in cash, valuing the total transaction at approximately $4.5 billion, which approximates the fair value of the reporting unit determined in our most recent impairment testing, and has been reflected in the trading value Legg Mason common stock.

Stock-Based Compensation
Our stock-based compensation plans include restricted stock units, stock options, an employee stock purchase plan ("ESPP"), market and performance-based performance shares payable in common stock, affiliate management equity plans and deferred compensation payable in stock. Under our stock compensation plans, we have issued equity awards to directors, officers, and key employees. Under the terms of the Merger Agreement, we may not grant any new awards or amend or modify the terms of any outstanding awards under any of our stock-based compensation plans. Due to this limitation, in fiscal 2021, directors, officers and key employees will be issued deferred cash units, which will be subject to accelerated vesting and payment upon closing of the transaction, in lieu of equity awards. In addition, the purchase of shares under the ESPP ceased in February 2020 and the ESPP will terminate immediately prior to the closing date of the Merger.

In accordance with applicable accounting guidance, compensation expense for the years ended March 31, 2020, 2019, and 2018, includes compensation cost for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods, which may be reduced for retirement-eligible recipients, on the straight-line method. The Merger Agreement provides for the settlement of all outstanding equity awards (vested and unvested), contingent upon the Merger closing. The settlement of unvested awards accommodates Franklin Templeton's acquisition of Legg Mason, therefore, we do not incur any related accelerated compensation expense.

Excess tax benefits and deficiencies associated with stock-based compensation are recognized as discrete items in the Income tax provision (benefit) in the Consolidated Statements of Income (Loss) in the reporting period in which they occur, which may increase the volatility of the Income tax provision (benefit) as a result of fluctuations in our stock price. We account for forfeitures as they occur. Also, cash flows related to income tax deductions in excess of or less than the related stock-based compensation expense are classified as Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows.

We granted 0.4 million stock options in fiscal 2018. No stock options were granted in fiscal 2020 or fiscal 2019. We determine the fair value of each option grant using the Black-Scholes option-pricing model, which requires management to develop estimates regarding certain input variables. The inputs for the Black-Scholes model include: stock price on the date of grant, exercise price of the option, dividend yield, volatility, expected life and the risk-free interest rate, all of which, with the exception of the grant date stock price and the exercise price, require estimates or assumptions. We calculate the dividend yield based upon the average of the historical quarterly dividend payments over a term equal to the expected life of the options. We estimate volatility equally weighted between the historical prices of our stock over a period equal to the expected life of the option and the implied volatility of market listed options at the date of grant. The expected life is the estimated length of time an option will be held before it is either exercised or canceled, based upon our historical option exercise experience. The risk-free interest rate is the rate available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options being valued. If we used different methods to estimate our variables for the Black-Scholes model, or if we used a different type of option-pricing model, the fair value of our option grants might be different.

During fiscal 2017, we implemented an affiliate equity management plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the affiliate's enterprise value (subject to appropriate discounts) subsequent to the date of the grant. During fiscal 2016, we implemented an affiliate management equity plan with Royce which resulted in the issuance of minority equity interests in the affiliate to its management team in fiscal 2019, 2017, and

2016. These Royce interests allow the holders to receive quarterly distributions of the affiliate's net revenues in amounts equal to the percentage of ownership represented by the equity they hold, subordinate to the maintenance of operating expenses and our equity interests. During fiscal 2014, we also implemented a management equity plan for ClearBridge and granted units to certain of their employees that entitle them to participate in 15% of the future growth of the respective affiliate's enterprise value (subject to appropriate discounts).

We determine the fair value of option-like affiliate management equity plan grants using the Black-Scholes option-pricing model, subject to any post-vesting illiquidity discounts, which requires management to develop estimates regarding certain input variables. The inputs for the Black-Scholes model include: baseline value, dividend yield, volatility, expected term and the risk-free interest rate, all of which require estimates or assumptions. We calculate the dividend yield based upon the average of the historical quarterly dividend payments over a term equal to the expected life of the options. We estimate volatility equally weighted between the historical prices of our stock over a period equal to the expected life of the grant and the implied volatility of market listed options at the date of grant. The expected life is the estimated length of time an option will be held before it is either exercised or canceled, based upon our historical option exercise experience. The risk-free interest rate is the rate available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options being valued. If we used different methods to estimate our variables for the Black-Scholes model, or if we used a different type of option-pricing model, the fair value of our option grants might be different. However, because our affiliates are private companies without quoted stock prices, we utilize discounted cash flow analyses and market-based valuations, similar to those discussed above under the heading “Intangible Assets and Goodwill”, to determine the respective business enterprise values, subject to appropriate discounts for lack of control and marketability.

For additional information on stock-based compensation, see Notes 1 and 12 of Notes to Consolidated Financial Statements.

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
Substantially all of our deferred tax assets relate to U.S. (federal and state), and U.K. taxing jurisdictions. As of March 31, 2020, U.S. federal deferred tax assets aggregated $627 million, realization of which is expected to require $3.2 billion of U.S. earnings over the next eight years, of which approximately $349 million must be foreign sourced earnings. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated and those resulting from foreign tax credits generally expire 10 years after they are generated. Based on estimates of future taxable income, using assumptions similar to those used in our goodwill impairment testing, it is more likely than not that substantially all of the current federal tax benefits relating to net operating losses will be realized. With respect to those resulting from foreign tax credit carryforwards, it is more likely than not that tax benefits relating to the utilization of approximately $2.4 million of foreign taxes as credits will not be realized and a valuation allowance has been established. Further, our estimates and assumptions do not contemplate changes in the ownership of Legg Mason stock, which could, under certain circumstances, limit our utilization of net operating loss and foreign tax credit benefits. Any such limitation would impact the timing or amount of net operating loss or foreign tax credit benefits ultimately realized before they expire.
As of March 31, 2020, U.S. state deferred tax assets aggregated $238 million, offset by a valuation allowance of $92 million, and were primarily related to state net operating loss benefits generated in certain jurisdictions in cases where it is more likely that these benefits will not ultimately be realized. Due to the variability of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary.
For foreign jurisdictions, the net decrease in valuation allowances of $3.8 million in fiscal 2020 was primarily related to current year increases in carried forward U.K. interest deductions offset in part by unrealized gains/losses on pension liabilities.
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

Management assessed the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that, as of March 31, 2020, Legg Mason's internal control over financial reporting is effective based on the criteria established in the COSO framework.

The effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2020.

Joseph A. Sullivan
Chairman and Chief Executive Officer

Peter H. Nachtwey
Senior Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Legg Mason, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Legg Mason, Inc. and its subsidiaries (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on April 1, 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-Lived Intangibles Impairment Assessment

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangibles balance was $3.2 billion as of March 31, 2020, which represented contracts to manage proprietary mutual funds, hedge funds, funds-of-hedge funds, or real estate funds and trade names resulting from acquisitions. Management conducts an annual impairment test as of October 31, or more frequently if triggering events have occurred that may indicate the fair value has declined below the carrying amount. An asset is determined to be impaired if the current fair value of the indefinite-lived intangibles unit of account is less than the recorded carrying value. The fair values are estimated based on discounted projected cash flows. As disclosed by management, determining the fair value of the indefinite-lived intangible assets using this technique involved the use of significant assumptions related to the cash flow projections, including estimates of future revenues, growth rates of AUM, the related profit margins, taxes and discount rates.

The principal considerations for our determination that performing procedures relating to indefinite-lived intangibles impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value estimate of the indefinite-lived intangibles. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions, including growth rates of AUM, related profit margins, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the indefinite-lived intangibles impairment assessment, including controls over the determination of the cash flow projections and the significant assumptions used. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management, including growth rates of AUM, profit margins and discount rates. Evaluating the reasonableness of management’s assumptions related to growth rates of AUM and related profit margins involved considering the past performance of the indefinite-lived intangible assets, consistency with macroeconomic trends that may impact the growth rates of AUM and related profit margin assumptions and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the

Company’s discounted cash flow model and certain significant assumptions, including the growth rates of AUM and the discount rates.

Realizability of Deferred Tax Assets - Domestic Net Operating Loss and Foreign Tax Credit Carryforwards

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated gross deferred tax assets were $929 million, excluding $137 million of valuation allowance as of March 31, 2020; 63% of the gross deferred tax assets relate to domestic net operating loss and foreign tax credit carryforwards. Realizability of deferred tax assets related to domestic operating losses and foreign tax credit carryforwards is determined based on the estimates of future taxable income involving the use of significant assumptions related to cash flow projections, including estimates of future revenues, growth rates of AUM, profit margins, future state apportionment factors, future effective state tax rates and foreign sourced earnings.

The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets from domestic net operating loss and foreign tax credit carryforwards is a critical audit matter are there was significant judgment by management when determining the realizability of deferred tax assets related to domestic operating losses and foreign tax credit carryforwards. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the realizability of deferred tax assets, estimates of future taxable income and other significant assumptions including the growth rates of AUM, profit margins, future state apportionment factors, future effective state tax rates and foreign sourced earnings. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s realizability of deferred tax assets, including controls over the estimates of future taxable income and the significant assumptions used. These procedures also included, among others, testing management’s process for determining the realizability of deferred tax assets; evaluating the appropriateness of the undiscounted cash flow model; evaluating the significant assumptions used by management in developing the estimates of future taxable income, including growth rates of AUM, profit margins, future state apportionment factors, future effective state tax rates and foreign sourced earnings; and testing the completeness, accuracy and relevance of the data used in the calculations. Evaluating the reasonableness of management’s assumptions related to growth rates of AUM and profit margins involved considering the past performance of the Company, consistency with macroeconomic trends that may impact the growth rates of AUM and profit margins and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of certain significant assumptions, including future state apportionment factors, future effective state tax rates and foreign sourced earnings.

Baltimore, Maryland
May 28, 2020

We have served as the Company’s auditor since at least 1983, which is when the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2020	March 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,018,860	$921,071
Cash and cash equivalents of consolidated investment vehicles	620	4,219
Restricted cash	28,133	21,213
Receivables:
Investment advisory and related fees	407,893	425,470
Other	47,634	57,107
Investment securities	338,894	377,129
Investment securities of consolidated investment vehicles	117,084	129,627
Other	80,030	82,131
Other current assets of consolidated investment vehicles	476	1,889
Total Current Assets	2,039,624	2,019,856
Fixed assets, net	134,423	149,989
Intangible assets, net	3,355,690	3,386,759
Goodwill	1,847,766	1,883,554
Deferred income taxes	161,977	199,717
Right-of-use assets	291,342	—
Other	152,985	145,254
Other assets of consolidated investment vehicles	22,313	8,993
TOTAL ASSETS	$8,006,120	$7,794,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$574,430	$571,301
Accounts payable and accrued expenses	156,981	182,921
Current portion of long-term debt	—	250,301
Lease liabilities	77,814	—
Other	115,788	99,479
Other current liabilities of consolidated investment vehicles	1,044	5,742
Total Current Liabilities	926,057	1,109,744
Deferred compensation	95,293	85,548
Lease liabilities	278,737	—
Deferred income taxes	165,038	123,420
Other	32,167	122,044
Long-term debt, net	1,972,733	1,971,451
TOTAL LIABILITIES	3,470,025	3,412,207
Commitments and Contingencies (Note 9)
REDEEMABLE NONCONTROLLING INTERESTS	714,414	692,376
STOCKHOLDERS' EQUITY
Common stock, par value $0.10 per share; authorized 500,000,000 shares; issued 87,781,705 and 85,556,562 shares for March 31, 2020 and 2019, respectively	8,778	8,556
Additional paid-in capital	2,158,755	2,039,671
Employee stock trust	(19,778)	(21,416)
Deferred compensation employee stock trust	19,778	21,416
Retained earnings	1,820,412	1,742,764
Accumulated other comprehensive loss, net	(195,306)	(131,236)
Total stockholders' equity attributable to Legg Mason, Inc.	3,792,639	3,659,755
Nonredeemable noncontrolling interest	29,042	29,784
TOTAL STOCKHOLDERS' EQUITY	3,821,681	3,689,539
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,006,120	$7,794,122
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2020	2019	2018
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$1,051,965	$1,029,353	$1,020,790
Funds	1,495,025	1,479,972	1,564,839
Performance fees	99,021	84,900	227,785
Distribution and service fees	270,398	302,967	321,936
Other	5,716	6,067	4,972
Total Operating Revenues	2,922,125	2,903,259	3,140,322
OPERATING EXPENSES
Compensation and benefits	1,436,919	1,398,969	1,508,798
Distribution and servicing	413,196	439,276	489,331
Communications and technology	225,388	228,138	212,798
Occupancy	110,427	105,296	100,760
Amortization of intangible assets	22,539	24,404	24,604
Impairment of intangible assets	—	365,200	229,000
Contingent consideration fair value adjustments	(915)	571	(31,329)
Other	209,411	238,303	282,359
Total Operating Expenses	2,416,965	2,800,157	2,816,321
OPERATING INCOME	505,160	103,102	324,001
NON-OPERATING INCOME (EXPENSE)
Interest income	12,294	12,176	7,106
Interest expense	(109,870)	(117,341)	(117,872)
Other income (expense), net	(13,312)	31,123	10,824
Non-operating income (expense) of consolidated investment vehicles, net	16,262	(565)	9,781
Total Non-Operating Income (Expense)	(94,626)	(74,607)	(90,161)
INCOME BEFORE INCOME TAX PROVISION	410,534	28,495	233,840
Income tax provision (benefit)	106,048	20,561	(102,510)
NET INCOME	304,486	7,934	336,350
Less: Net income attributable to noncontrolling interests	53,119	36,442	51,275
NET INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$251,367	$(28,508)	$285,075
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. STOCKHOLDERS:
Basic	$2.80	$(0.38)	$3.03
Diluted	2.79	(0.38)	3.01
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Years Ended March 31,
	2020	2019	2018
NET INCOME	$304,486	$7,934	$336,350
Other comprehensive income (loss):
Foreign currency translation adjustment	(81,087)	(71,882)	48,556
Changes in defined benefit pension plan	17,017	(4,172)	3,046
Total other comprehensive income (loss)	(64,070)	(76,054)	51,602
COMPREHENSIVE INCOME (LOSS)	240,416	(68,120)	387,952
Less: Comprehensive income attributable to noncontrolling interests	54,190	41,180	50,894
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$186,226	$(109,300)	$337,058
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Years Ended March 31,
	2020	2019	2018
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$8,556	$8,461	$9,573
Stock options exercised	126	20	47
Deferred compensation employee stock trust	1	1	1
Stock-based compensation	141	114	95
Employee tax withholdings by settlement of net share transactions	(46)	(40)	(35)
Shares repurchased and retired	—	—	(1,220)
Ending balance	8,778	8,556	8,461
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,039,671	1,976,364	2,385,726
Stock options exercised	43,260	6,094	14,024
Deferred compensation employee stock trust	707	630	554
Stock-based compensation	65,150	62,704	70,277
Employee tax withholdings by settlement of net share transactions	(15,402)	(15,535)	(13,198)
Shares repurchased and retired	—	—	(477,919)
Redeemable noncontrolling interest reclassification for affiliate management equity plans and affiliate noncontrolling interest	25,369	9,414	(3,100)
Ending balance	2,158,755	2,039,671	1,976,364
EMPLOYEE STOCK TRUST
Beginning balance	(21,416)	(21,996)	(24,057)
Shares issued to plans	(707)	(631)	(555)
Distributions	2,345	1,211	2,616
Ending balance	(19,778)	(21,416)	(21,996)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	21,416	21,996	24,057
Shares issued to plans	707	631	555
Distributions	(2,345)	(1,211)	(2,616)
Ending balance	19,778	21,416	21,996
RETAINED EARNINGS
Beginning balance	1,742,764	1,894,762	1,694,859
Net income (loss) attributable to Legg Mason, Inc.	251,367	(28,508)	285,075
Dividends declared ($1.60, $1.36 and $1.12 per share, respectively)	(146,294)	(120,669)	(105,169)
Reclassification to noncontrolling interest for net increase in estimated redemption value of affiliate management equity plan and affiliate noncontrolling interests	(27,425)	(15,084)	(4,330)
Adoption of stock-based compensation guidance	—	—	24,327
Adoption of revenue recognition guidance	—	12,263	—
Ending balance	1,820,412	1,742,764	1,894,762
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Beginning balance	(131,236)	(55,182)	(106,784)
Foreign currency translation adjustment	(81,087)	(4,172)	3,046
Changes in defined benefit pension plan	17,017	(71,882)	48,556
Ending balance	(195,306)	(131,236)	(55,182)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,792,639	3,659,755	3,824,405
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	29,784	27,731	27,798
Net income attributable to noncontrolling interests	5,891	8,413	8,403
Grants of affiliate management equity plan interests	—	2,400	—
Distributions	(6,633)	(8,760)	(8,470)
Ending balance	29,042	29,784	27,731
TOTAL STOCKHOLDERS’ EQUITY	$3,821,681	$3,689,539	$3,852,136
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended March 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$304,486	$7,934	$336,350
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	67,378	72,795	72,986
Accretion and amortization of securities discounts and premiums, net	1,344	2,057	2,816
Stock-based compensation	67,301	65,884	70,875
Net unrealized (gains) losses on investments	43,967	8,380	(4,741)
Net (gains) losses and earnings on investments	(29,290)	(27,705)	305
Net (gains) losses of consolidated investment vehicles	(16,262)	565	(9,781)
Deferred income taxes	97,051	(8,319)	72,182
Impairments of intangible assets	—	365,200	229,000
Tax expense (benefit) for new Tax Law	—	2,164	(213,675)
Contingent consideration fair value adjustments	(915)	571	(31,329)
Other	719	1,155	1,047
Decrease (increase) in assets:
Investment advisory and related fees receivable	15,407	45,695	(38,094)
Net (purchases) sales of trading and other investments	(6,591)	9,991	44,115
Other receivables	2,558	(8,822)	9,109
Other assets	17,434	(18,507)	2,038
Assets of consolidated investment vehicles	24,093	12,559	(67,690)
Increase (decrease) in liabilities:
Accrued compensation	7,844	100,640	(13,946)
Deferred compensation	9,745	(6,873)	4,447
Accounts payable and accrued expenses	(26,404)	9,553	(8,956)
Other liabilities	(14,611)	(79,159)	32,412
Other liabilities of consolidated investment vehicles	(4,698)	5,108	(102)
CASH PROVIDED BY OPERATING ACTIVITIES	$560,556	$560,866	$489,368
(Continued)

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

	Years Ended March 31,
	2020	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition, net of cash acquired of $992	$(10,247)	$—	$—
Payments for fixed assets	(29,606)	(51,335)	(37,346)
Contingent payment from prior sale of business	—	923	6,028
Business investments	(14,150)	—	(2,950)
Returns of capital and proceeds from sales and maturities of investments	8,631	13,911	14,785
CASH USED IN INVESTING ACTIVITIES	(45,372)	(36,501)	(19,483)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(250,000)	—	—
Dividends paid	(137,950)	(114,761)	(102,178)
Distributions to affiliate noncontrolling interests	(37,787)	(38,575)	(61,858)
Payment of contingent consideration	(500)	(4,869)	(3,242)
Purchase of affiliate noncontrolling interests	(10,547)	(16,528)	—
Net (redemptions) subscriptions attributable to noncontrolling interests	(873)	(22,193)	57,228
Employee tax withholdings by settlement of net share transactions	(15,448)	(15,575)	(13,233)
Issuances of common stock for stock-based compensation	44,094	6,472	14,626
Repurchases of common stock	—	—	(479,139)
Increase (decrease) in short-term borrowings	—	(125,500)	125,500
CASH USED IN FINANCING ACTIVITIES	(409,011)	(331,529)	(462,296)
EFFECT OF EXCHANGE RATES	(7,291)	(15,806)	11,837
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	98,882	177,030	19,426
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
BEGINNING OF PERIOD	950,795	773,765	754,339
END OF PERIOD	$1,049,677	$950,795	$773,765
Supplemental Disclosures
Cash paid for:
Income taxes, net of refunds of $5,883, $757 and $9,032, respectively	$17,155	$39,173	$32,879
Interest	109,886	115,302	115,025
	As of March 31,
Reconciliation of cash, cash equivalents and restricted cash	2020	2019	2018
Cash and cash equivalents	$1,018,860	$921,071	$736,130
Restricted cash:
Corporate restricted cash	28,133	21,213	30,428
Cash and cash equivalents of consolidated investment vehicles	620	4,219	2,800
Affiliate employee benefit trust cash included in Other non-current assets	2,064	4,292	4,407
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$1,049,677	$950,795	$773,765
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
March 31, 2020

1. Significant Accounting Policies

Business and Basis of Presentation
Legg Mason, Inc. ("Parent") and its subsidiaries (collectively, "Legg Mason") are principally engaged in providing asset management and related financial services to individuals, institutions, corporations and municipalities.

The consolidated financial statements include the accounts of the Parent and its subsidiaries in which it has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Legg Mason is also required to consolidate any variable interest entity ("VIE") in which it is considered to be the primary beneficiary. See "Consolidation" below and Note 20 for a further discussion of VIEs. All material intercompany balances and transactions have been eliminated.

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

All references to fiscal 2020, 2019 or 2018, refer to Legg Mason's fiscal year ended March 31 of that year. Terms such as "we", "us", "our," and "Company" refer to Legg Mason.

Plan of Merger with Franklin Resources, Inc.
On February 17, 2020, Legg Mason entered into an Agreement and Plan of Merger (the "Merger Agreement") with Franklin Resources, Inc. ("Franklin Templeton") and Alpha Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of Franklin Templeton, pursuant to which the Company will be merged into Merger Sub (the "Merger"), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Franklin Templeton.

Pursuant to the Merger Agreement, each outstanding share of common stock of the Company will be converted into the right to receive from Franklin Templeton $50.00 in cash. The transaction is expected to close by the end of the third calendar quarter of 2020, subject to the satisfaction of customary closing conditions for both parties, including among others, the approval of the Merger Agreement by the holders of a majority of Legg Mason's outstanding common shares and the receipt of required regulatory approvals.

Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") global pandemic and recommended containment and mitigation measures worldwide.  This contagious disease outbreak has adversely affected workforces, customers, economies, and global financial markets.  There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19 as well as its impact on the global economy.  Therefore, Management is currently unable to determine the extent of the potential impacts to its financial condition or results of operations.

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

Certain of the investment products Legg Mason sponsors and manages are considered to be VIEs (as further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Legg Mason may fund the initial cash investment in certain VRE investment products to generate an investment performance track record in order to attract third-party investors in the product. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product. As further discussed in Note 3, the products with “seed capital investments” are consolidated as long as Legg Mason maintains a controlling financial interest in the product, but they are not designated as CIVs by Legg Mason unless the investment is longer-term. As of March 31, 2020, 2019, and 2018, no consolidated VREs were designated as CIVs.

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

As of March 31, 2020, 2019, and 2018, Legg Mason concluded it was the primary beneficiary of certain VIEs, which were consolidated and designated as CIVs, because it held significant financial interests in the funds. In addition, Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored exchange traded funds ("ETFs"). Under the terms of the total return swaps, Legg Mason absorbs all of the related gains and losses on the underlying ETF investments of these financial intermediaries, and therefore has variable interests in the related funds and, if significant, may be deemed the primary beneficiary. As of March 31, 2020, 2019, and 2018, Legg Mason consolidated the ETFs with significant open total return swap arrangements, which were designated as CIVs. See Note 20 for additional information.

Revenue Recognition
Effective April 1, 2018, Legg Mason adopted updated accounting guidance on revenue recognition. The adoption of the updated guidance did not result in significant changes to Legg Mason’s prior revenue recognition practices, except for the timing of the recognition of certain performance and incentive fees, the capitalization and amortization of certain sales commissions for separate accounts, and the net presentation of certain fund expense reimbursements which were previously presented on a gross basis. Each of these changes to Legg Mason’s previous revenue recognition practices is further discussed below.

Legg Mason adopted the updated guidance on a modified retrospective basis for any contracts that were not complete as of April 1, 2018 and recognized the cumulative effect of initially applying the updated guidance for certain sales commissions as an adjustment to the opening balance of retained earnings totaling $12,263 on April 1, 2018. There was no cumulative effect for performance and incentive fees or fund expense reimbursement accounting. The comparative information for fiscal 2018 has not been restated and continues to be reported under the prior accounting guidance in effect for that period.
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

Contract Costs and Deferred Sales Commissions
Legg Mason incurs ordinary costs to obtain investment management contracts and for services provided to customers in accordance with investment management agreements. These costs include commissions paid to wholesalers, employees and third-party broker dealers and administration and placement fees. Depending on the type of services provided, these fees may be paid at the time the contract is obtained or on an ongoing basis. Under the updated guidance, costs to obtain a contract should be capitalized if the costs are incremental and would not have been incurred if the contract had not been obtained, and costs to fulfill the contract should be capitalized if they relate directly to a contract, the costs will generate or enhance resources of the entity that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered. Consistent with prior accounting procedures, fund launch costs, including organizational and underwriting costs, placement fees and commissions paid to employees, wholesalers and broker-dealers for sales of fund shares are expensed as incurred, as these costs would be incurred regardless of the investor. However, commissions paid to employees and retail wholesalers in connection with the sale of retail separate accounts are considered incremental, as these fees relate to obtaining a specific contract, are calculated based on specified rates and are recoverable through the management fees earned and are therefore capitalized under the updated accounting guidance. Such commissions were expensed as incurred under Legg Mason’s prior accounting practices. Capitalized sales commissions are amortized based on the transfer of services to which the assets relate, which averages four years. Legg Mason recorded a cumulative-effect adjustment of $14,839 as an increase to Retained Earnings on the Consolidated Balance Sheet as of April 1, 2018.

Commissions paid by Legg Mason to financial intermediaries in connection with sales of certain classes of company-sponsored mutual funds are generally capitalized as deferred sales commissions. The asset is amortized over periods not exceeding six years, which represent the periods during which commissions are generally recovered from distribution and service fee revenues and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC consideration is generally variable and is based on the timing of when investors redeem their investment. Therefore, the variable consideration is included in the transaction price once the investors redeem their shares and is satisfied at a point in time. CDSC receipts are recorded as distribution and service fee revenue when received and a reduction of the unamortized balance of deferred sales commissions, with a corresponding expense. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $1,895 and $1,419 at March 31, 2020 and 2019, respectively.

Under the updated accounting guidance, Legg Mason has elected to expense sales commissions related to certain fund share classes with amortization periods of one year or less as incurred. Legg Mason recorded a cumulative-effect adjustment of $2,576 as a decrease to Retained Earnings on the Consolidated Balance Sheet as of April 1, 2018, to reflect the expense associated with such commissions, which had previously been capitalized under Legg Mason's prior accounting practices.

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

For equity investments in which Legg Mason does not control the investee and is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, Legg Mason follows the equity method of accounting. The evaluation of whether Legg Mason can exert control or significant influence over the financial and operational policies of an investee requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include investor voting or other rights, any influence Legg Mason may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between Legg Mason and other investors in the entity. Legg Mason's equity method investees that are investment companies record their underlying investments at fair value. Therefore, under the equity method of accounting, Legg Mason's share of the investee's underlying net income or loss predominantly represents fair value adjustments in the investments held by the equity method investee. Legg Mason's share of the investee's net income or loss is based on the most current information available and is recorded as a net gain (loss) on investments within Other non-operating income (expense), net. A portion of earnings (losses) attributable to Legg Mason's equity method investments has offsetting compensation expense adjustments under revenue sharing arrangements and deferred compensation arrangements, therefore, fluctuations in the market value of investments with such offsets will not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc. Distributions received from equity method investees are classified in the Consolidated Statements of Cash Flows as either operating or investing activities based on the nature of the distribution. Legg Mason evaluates its equity method investments for impairment when events or changes in circumstances indicate that the carrying value of the investment exceeds its fair value, and the decline in fair value is other than temporary.

Legg Mason also holds marketable equity securities and fixed income securities which are classified as equity investments. Certain investment securities, including those held by CIVs, are also classified as equity investments. These investments are recorded at fair value and realized and unrealized gains and losses are included in current period earnings.

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

Legg Mason measures certain investments in partnerships and limited liability companies that do not have readily determinable fair values and do not qualify for the NAV practical expedient at "adjusted cost." Under this adjusted cost method, investments are initially recorded at cost, and subsequently adjusted (increased or decreased) when there is an observable transaction involving the same investments, or similar investments from the same issuer. Adjusted cost investment carrying values are also reviewed and adjusted for impairment, if any.

See Notes 3 and 20 for additional information regarding Legg Mason's seed capital and other investments and the determination of whether investments in proprietary fund and other investment products represent VIEs, respectively.
In addition to the financial instruments described above and the derivative instruments described below, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents and Short-term borrowings. The fair value of long-term debt at March 31, 2020 and 2019, aggregated $1,970,949 and $2,270,964, respectively. These fair values were estimated using publicly quoted market prices and were classified as Level 2 in the fair value hierarchy, as described below.

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

Legg Mason has not designated any financial instruments for hedge accounting, as defined in the accounting literature, during the periods presented. The gains or losses on derivative instruments not designated for hedge accounting are included as Other operating income (expense) or Other non-operating income (expense), net, in the Consolidated Statements of Income (Loss), depending on the strategy. See Note 17 for additional information regarding derivatives and hedging.

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

As a practical expedient, Legg Mason relies on the NAV of certain investments in partnerships and limited liability companies, as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date. Investments for which fair value is measured using NAV as a practical expedient are not required to be categorized within the fair value hierarchy.

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
Legg Mason adopted the guidance on a modified retrospective basis on April 1, 2019, and the related amounts in prior periods have not been restated. Legg Mason has operating leases that primarily relate to real property and financing leases that relate to equipment. As a practical expedient, Legg Mason has elected to not capitalize leases with a term of 12 months or less without a purchase option that it is likely to exercise. Also as a practical expedient for disclosure, Legg Mason has elected to not separate lease and non-lease components on operating and financing leases. Lease components are payment items directly attributable to the use of the underlying asset, while non-lease components are explicit elements of a contract not directly related to the use of the underlying asset, including pass through operating expenses such as common area maintenance, real estate taxes and utilities.
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

Goodwill represents the residual amount of acquisition cost in excess of identified tangible and intangible assets and assumed liabilities. Indefinite-life intangible assets and goodwill are not amortized for financial statement purposes. Given the relative significance of intangible assets and goodwill to the Company's consolidated financial statements, on a quarterly basis Legg Mason considers if triggering events have occurred that may indicate that the fair values have declined below their respective carrying amounts. Triggering events may include significant adverse changes in the Company's business or the legal or regulatory environment, loss of key personnel, significant business dispositions, or other events, including changes in economic arrangements with our affiliates that will impact future operating results. If a triggering event has occurred, the Company will perform quantitative tests, which include critical reviews of all significant factors and assumptions, to determine if any intangible assets or goodwill are impaired. Legg Mason considers factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the indefinite-life assumptions are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the consolidated financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. If a triggering event has not occurred, the Company performs quantitative tests annually at October 31 for indefinite-life intangible assets and goodwill, unless the Company can qualitatively conclude that it is more likely than not that the respective fair values exceed the related carrying values. The fair values of intangible assets subject to amortization are considered for impairment at each reporting period using an undiscounted cash flow analysis.

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

Loss Contingencies
Legg Mason accrues estimates for loss contingencies related to legal actions, investigations, and proceedings, exclusive of legal fees, when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Estimates for losses on matters that exist as of the reporting date may be adjusted prior to the related financial statement issuance for changes in likelihood of an outcome or estimable amounts. Related insurance recoveries are recorded separately when the underwriter has confirmed coverage of a specific claim amount. See Note 9 for additional information.

Stock-Based Compensation
Legg Mason's stock-based compensation includes restricted stock units, stock options, an employee stock purchase plan ("ESPP"), market- and performance-based performance shares payable in common stock, management equity plans for certain affiliates and deferred compensation payable in stock. Under its stock compensation plans, Legg Mason has issued equity awards to directors, officers, and other key employees. Under the terms of the Merger Agreement, Legg Mason may not grant any new awards or amend or modify the terms of any outstanding awards under any of its stock-based compensation plans. In addition, the purchase of shares under the ESPP ceased in February 2020 and the ESPP will terminate immediately prior to the closing date of the Merger.

In accordance with the applicable accounting guidance, compensation expense includes costs for all non-vested share-based awards classified as equity at their grant date fair value amortized over the respective vesting periods, which may be reduced for retirement-eligible recipients, on the straight-line method. The grant-date fair value of equity-classified share-based awards with immediate vesting is also included in Compensation and benefits expense. The Merger Agreement provides for the settlement of all outstanding equity awards (vested and unvested), contingent upon the Merger closing. The settlement of unvested awards accommodates Franklin's acquisition of Legg Mason, therefore, Legg Mason does not incur any related accelerated compensation expense.

Excess tax benefits and deficiencies associated with stock-based compensation are recognized as discrete items in the Income tax provision (benefit) in the Consolidated Statements of Income (Loss) in the reporting period in which they occur, potentially increasing the volatility of the Income tax provision (benefit) as a result of fluctuations in Legg Mason's stock price. Legg Mason accounts for forfeitures as they occur. Cash flows related to income tax deductions in excess of or less than the related stock-based compensation expense are classified as Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows.

Legg Mason determines the fair value of option-like affiliate management equity plan grants using the Black-Scholes option-pricing model, subject to any post-vesting illiquidity discounts. Performance share units are valued using a Monte Carlo pricing model. See Note 12 for additional information regarding stock-based compensation.

Earnings Per Share
Basic earnings per share attributable to Legg Mason, Inc. shareholders ("EPS") is calculated by dividing Net Income (Loss) Attributable to Legg Mason, Inc. (adjusted to remove earnings allocated to participating securities) by the weighted-average number of shares outstanding, which excludes participating securities. Legg Mason has issued to employees restricted stock units that are deemed to be participating securities prior to vesting, because the related unvested restricted stock units entitle their holder to nonforfeitable dividend rights. In this circumstance, accounting guidance requires a “two-class method” for EPS calculations that excludes earnings (potentially both distributed and undistributed) allocated to participating securities and does not allocate losses to participating securities. Contingently issuable shares are excluded from shares outstanding for basic EPS until the contingency is resolved.

Diluted EPS is similar to basic EPS, but the effect of potential common shares is included in the calculation unless the potential common shares are antidilutive. For periods with a net loss, potential common shares other than participating securities, are considered antidilutive and are excluded from the calculation. Also, contingently issuable shares are included in diluted EPS for the entire period in which the contingency is resolved.

See Note 14 for additional discussion of EPS.

Restructuring Costs
As further discussed in Note 18, Legg Mason has initiated a strategic restructuring to reduce costs. The costs associated with the strategic restructuring primarily relate to employee termination benefits, incentives to retain employees during the transition period, charges for consolidating leased office space, and other expenses, such as professional fees. Termination benefits, including severance and retention incentives, are recorded as Compensation and benefits in the Consolidated Statements of Income (Loss). These compensation items require employees to provide future service and, therefore, are expensed ratably over the required service period. Other costs are expensed when incurred. Charges for consolidating leased office space are recorded in Occupancy in the Consolidated Statements of Income (Loss) and other expenses are recorded in the appropriate operating expense classifications.

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

Legg Mason estimates the settlement value of noncontrolling interests as their fair value. If reported at fair value on the Consolidated Balance Sheets, amounts for affiliate noncontrolling interests and management equity plan interests reflect the related total business enterprise value, after appropriate discounts for lack of marketability and control. There may also be features of these equity interests, such as dividend subordination, that are contemplated in their valuations. The fair value of option-like management equity plan interests also relies on Black-Scholes option pricing model calculations. For affiliate noncontrolling interests, subsequent to acquisition, business enterprise values are derived using various methods, including discounted cash flows, guideline public company and guideline public transaction methods. Legg Mason engages third-party valuation experts to perform independent determinations of fair value or to review internally prepared valuations, as appropriate, based on the relative significance of the related amounts and related contractual provisions and changes in valuation inputs. For consolidated sponsored investment products, where the investor may request withdrawal at any time, fair value is based on market quotes of the underlying securities held by the investment products.

Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income (Loss) includes the share of net income (loss) of the respective subsidiary allocated to the minority interest holders.

See Note 16 for additional information regarding noncontrolling interests.

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

Recent Accounting Developments
In June 2016, the Financial Accounting Standards Board (“FASB”) updated the guidance on accounting for credit losses on financial instruments and other commitments. The updated guidance replaces the incurred loss impairment method with one that reflects expected credit losses and requires consideration of a broader range of information to support credit loss estimates. Legg Mason will adopt this guidance effective April 1, 2020 and does not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

In January 2017, the FASB updated guidance to simplify the test for goodwill impairment. The updated guidance still requires entities to perform annual goodwill impairment tests by comparing the fair value of a reporting unit with its related carrying amount, but it eliminates the requirement to potentially calculate the implied fair value of goodwill to determine the amount of impairment, if any. Under the new guidance, an entity should recognize an impairment charge if the reporting unit's carrying amount exceeds the reporting unit’s fair value, in the amount of such excess. The updated guidance will be effective in fiscal 2021. Legg Mason does not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

In August 2018, the FASB updated the guidance to clarify accounting for implementation costs incurred for a cloud computing arrangement that is a service contract. The update conforms the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the accounting guidance that provides for capitalization of costs incurred to develop or obtain internal-use-software. Legg Mason will adopt this guidance on a prospective basis effective April 1, 2020. Legg Mason does not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

In August 2018, the FASB also updated the guidance for fair value measurements. The updated guidance modifies disclosure requirements based on the revised FASB Conceptual Framework for Financial Reporting finalized in August 2018 to improve effectiveness of financial statement disclosures. Legg Mason will adopt this guidance on April 1, 2020 with no expected material impact on the disclosures to the Consolidated Financial Statements.

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

In March 2020, the FASB issued optional guidance for a limited period to ease the potential burden in accounting for reference rate reform on financial reporting. The update provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in the update are elective beginning March 12, 2020 through December 31, 2022. Legg Mason is evaluating its adoption.

2. Acquisitions

Gramercy Europe (Jersey) Limited
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

Precidian Investments, LLC
On January 22, 2016, Legg Mason acquired a minority equity position in Precidian Investments, LLC ("Precidian"). Under the terms of the transaction, Legg Mason acquired series B preferred units of Precidian that entitle Legg Mason to approximately 20% of the voting and economic interests of Precidian, along with customary preferred equity protections.

On January 21, 2020, Legg Mason provided notice of its intent to convert the preferred units to 75% of the common equity of Precidian on a fully diluted basis for a cash payment of $25,000. The transaction is subject to satisfaction of certain closing conditions within the nine months following Legg Mason's notice.

Legg Mason accounts for its investment in Precidian, which is included in Other non-current assets in the Consolidated Balance Sheets as of March 31, 2020 and 2019, under the equity method of accounting.

3. Investments and Fair Value of Assets and Liabilities

The disclosures below include details of Legg Mason's financial assets and financial liabilities that are measured at fair value and NAV, excluding the financial assets and financial liabilities of CIVs. See Note 20, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value or NAV.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of March 31, 2020
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents(1)	$594,514	$12,521	$—	$—	$607,035
Equity investments:(2)
Seed capital investments	48,940	19,538	38,895	1,360	108,733
Investments related to long-term incentive plans	210,891	—	—	—	210,891
Other investments	12,406	1,577	—	—	13,983
Equity method investments:(3)
Seed capital investments(4)	—	—	43,059	12,571	55,630
Investments related to long-term incentive plans(2)	—	—	—	5,287	5,287
Other investments(4)	—	—	48	8,371	8,419
Adjusted cost investments(4)	—	70	19,659	—	19,729
Derivative assets(5)	4,716	—	—	—	4,716
Total	$871,467	$33,706	$101,661	$27,589	$1,034,423
Liabilities:
Contingent consideration liabilities(6)	$—	$—	$(3,308)	$—	$(3,308)
Derivative liabilities(5)	(13,872)	—	—	—	(13,872)
Total	$(13,872)	$—	$(3,308)	$—	$(17,180)

	As of March 31, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents(1)	$556,231	$20,160	$—	$—	$576,391
Equity investments:(2)
Seed capital investments	98,276	30,601	1,455	2,183	132,515
Investments related to long-term incentive plans	211,802	—	—	—	211,802
Other investments	19,486	2,142	—	—	21,628
Equity method investments:(3)
Seed capital investments(4)	—	—	40,854	10,675	51,529
Investments related to long-term incentive plans(2)	—	—	—	11,184	11,184
Other investments(4)	—	—	1,218	10,251	11,469
Adjusted cost investments(4)	—	74	12,171	—	12,245
Derivative assets(5)	4,183	—	—	—	4,183
Total	$889,978	$52,977	$55,698	$34,293	$1,032,946
Liabilities:
Contingent consideration liabilities(6)	$—	$—	$(1,415)	$—	$(1,415)
Derivative liabilities(5)	(7,579)	—	—	—	(7,579)
Total	$(7,579)	$—	$(1,415)	$—	$(8,994)

(1)
Cash investments in actively traded money market funds are classified as Level 1.  Cash investments in time deposits and other are measured at amortized cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization and are classified as Level 2.

(2)	Included in Investment securities on the Consolidated Balance Sheets.

(3)
Primarily investments in private equity and real estate funds. These equity method investments are investment companies that primarily record underlying investments at fair value. Therefore, the fair value of these investments is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee. Other equity method investments not measured at fair value on a recurring basis of $28,373 and $28,160 as of March 31, 2020 and March 31, 2019, respectively, are excluded from the tables above.

(4)	Included in Other noncurrent assets in the Consolidated Balance Sheets.

(5)	See Note 17.

(6)	See Note 9.

The net realized and unrealized gains (losses) for investment securities classified as equity investments under updated investment accounting guidance were $(33,585) and $13,628 for the years ended March 31, 2020 and 2019, respectively, and for investment securities classified as trading investments under prior accounting guidance were $31,012 for the year ended March 31, 2018.
The net unrealized gains (losses) relating to equity investments still held as of the reporting date were $(46,929) and $(12,878) for the years ended March 31, 2020 and 2019, respectively, and relating to trading investments still held as of the reporting date were $7,045 for the year ended March 31, 2018.
Seed capital investments represent investments made by Legg Mason to fund new investment products and strategies. As of March 31, 2020 and 2019, seed capital investments totaled $192,760 and $227,756, respectively, with investments in excess of $1,000 in 41 funds and 52 funds, respectively, comprising over 85% of the total at each period end. Seed capital investments presented in the tables above exclude $28,397 and $43,712, as of March 31, 2020 and 2019, respectively, which is related to Legg Mason's investments in CIVs. See Note 20 for additional information regarding Legg Mason's investments in CIVs.

The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) are presented in the tables below:

	Balance as of March 31, 2019	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of March 31, 2020
Assets:
Equity investments - seed capital	$1,455	$39,550	$—	$(1,457)	$—	$(653)	$38,895
Equity method investments:
Seed capital investments	40,854	2,660	—	(3,257)	—	2,802	43,059
Other	1,218	—	—	(1,228)	—	58	48
Adjusted cost investments	12,171	14,569	—	(9,556)	—	2,475	19,659
	$55,698	$56,779	$—	$(15,498)	$—	$4,682	$101,661
Liabilities:
Contingent consideration liabilities	$(1,415)	$(3,389)	n/a	$500	n/a	$996	$(3,308)

	Balance as of March 31, 2018	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of March 31, 2019
Assets:
Equity investments - seed capital	$1,242	$—	$—	$—	$—	$213	$1,455
Equity method investments:
Seed capital investments	33,725	9,726	—	(5,211)	—	2,614	40,854
Other	—	2,150	—	(985)	—	53	1,218
Adjusted cost investments	6,951	5,263	—	(2)	—	(41)	12,171
	$41,918	$17,139	$—	$(6,198)	$—	$2,839	$55,698
Liabilities:
Contingent consideration liabilities	$(5,607)	n/a	n/a	$4,870	n/a	$(678)	$(1,415)

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other non-operating income (expense), net, in the Consolidated Statements of Income (Loss). The change in unrealized gains for Level 3 investments and liabilities still held at the reporting date was $3,145, $2,876, and $927 for the years ended March 31, 2020, 2019 and 2018, respectively.

Level 3 purchases for the year ended March 31, 2020 reflect a seed capital investment in a real estate-focused fund designed for individual investors and an adjusted cost minority investment in a U.K. retirement solutions provider. There were no significant transfers between Level 1 and Level 2 during the years ended March 31, 2020 and 2019.

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

		Fair Value Determined Using NAV			As of March 31, 2020
Category of Investment	Investment Strategy	March 31, 2020		March 31, 2019	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$11,966	(1)	$9,910	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	1,212		1,515	n/a	n/a
Private equity funds	Long/short equity	9,101	(2)	11,636	$5,647	Up to 10 years
Equity method investments related to long-term incentive plans	Alternatives, structured securities, short-dated fixed income	5,287	(2)	11,185	n/a	n/a
Other	Various	23		47	n/a	Various
Total		$27,589		$34,293	$5,647
n/a - not applicable

(1)	Liquidation restrictions: 11% monthly redemption and 89% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of March 31, 2020.

4. Fixed Assets

The following table reflects the components of fixed assets as of:

	March 31, 2020	March 31, 2019
Software	$279,038	$269,944
Leasehold improvements	210,419	212,742
Equipment	162,372	159,421
Total cost	651,829	642,107
Less: accumulated depreciation and amortization	(517,406)	(492,118)
Fixed assets, net	$134,423	$149,989

Depreciation and amortization expense related to fixed assets was $44,839, $48,391, and $48,382 for the years ended March 31, 2020, 2019, and 2018, respectively.

5. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	March 31, 2020	March 31, 2019
Amortizable intangible asset management contracts and other
Cost	$369,193	$366,930
Accumulated amortization	(259,982)	(240,488)
Net(1)	109,211	126,442
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	505,200
EnTrust Global fund management contracts	126,804	126,804
Other fund management contracts	460,033	473,360
Trade names	48,091	48,602
	3,246,479	3,260,317
Intangible assets, net	$3,355,690	$3,386,759

(1) As of March 31, 2020, includes $5,019 related to the acquisition of Gramercy by Clarion Partners. See Note 2 for additional information.

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

Given the level of market disruption associated with COVID-19, Legg Mason assessed whether a triggering event had occurred for each of its identifiable indefinite-life intangible assets and goodwill as of March 31, 2020. Certain indefinite-life intangible assets were determined to have had triggering events due to a combination of significant market volatility and uncertainty and limited excess fair value over the related carrying values as of our most recent quantitative analyses as of October 31, 2019. Legg Mason updated the quantitative analyses for these indefinite-life intangible assets as of March 31, 2020 and determined that there was no impairment in the value of these assets, as further discussed below.

As a result of heightened uncertainty regarding future market conditions and economic results, particularly amid the COVID-19 pandemic, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment.

Legg Mason's goodwill impairment testing noted the assessed fair value of the Global Asset Management business reporting unit exceeded its related carrying value by 22%. Legg Mason determined a triggering event had not occurred for its goodwill as of March 31, 2020. The Company notes that the share price and reporting unit fair value has not been significantly impacted by COVID-19 as a result of the Merger Agreement with Franklin Templeton. As previously discussed, per the terms of the Merger Agreement, Franklin Templeton will acquire all of Legg Mason's outstanding common stock for $50.00 per share in cash, valuing the total transaction at approximately $4,500,000, which approximates the fair value of the reporting unit determined in the most recent impairment test, and has been reflected in the trading value of Legg Mason common stock.

The assessed fair values of the EnTrust Global indefinite-life fund management contracts and trade name assets exceeded their respective carrying values of $126,804 and $10,300 by 10% and 6%, respectively, as of October 31, 2019. Given uncertain markets and the relatively limited excess fair value as of the most recent impairment test, the EnTrust Global fund management contracts asset was deemed to have had a triggering event as of March 31, 2020. Legg Mason expanded its most recent analysis of this asset to consider several different outcomes on a probability-weighted basis, with each scenario reflecting reduced revenue growth rates and lower operating margins, particularly in the near term. Based on this probability-weighted analysis, the related fair value exceeded its carrying value by approximately 1% as of March 31, 2020.

The EnTrust Global trade name asset was also deemed to have had a triggering event and was tested for impairment using the relief from royalty approach as of March 31, 2020. The resulting fair value of the EnTrust Global trade name asset exceeded the carrying value by approximately 3%.

Should market performance, flows, and/or related AUM levels decrease in the near term, or other factors change, such that cash flow projections deviate from current projections, it is reasonably possible that our indefinite-life intangible assets or goodwill could become impaired, and the impairment could be a material amount.

Legg Mason's annual impairment testing process in fiscal 2019 determined that the carrying values of the EnTrust Global indefinite-life fund management contracts and trade name assets, and the RARE Infrastructure indefinite-life fund management contracts and trade name assets, exceeded their respective fair values, which resulted in impairment charges totaling $358,800 in the quarter ended December 31, 2018.

The impairment charges at EnTrust Global in fiscal 2019 were primarily the result of continued net client outflows from legacy high net worth fund-of-fund products leading to reduced growth expectations in both management fees and performance fees, a declining margin, and a higher discount rate. These changes resulted in a reduction of the projected cash flows and Legg Mason’s overall assessment of fair value of the assets, such that the carrying values of the EnTrust Global fund management contracts intangible asset of $401,404 and trade name asset of $28,500 were impaired by $274,600 and $18,200, respectively. Management estimated the fair values of these assets based upon discounted cash flow analyses, as well as a relief from royalty method for the trade name asset, using unobservable market inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analyses included projected revenue growth rates, discount rates, and royalty rates. Base revenues related to the EnTrust Global fund management contracts were assumed to have annual growth (contraction) rates ranging from (19.4)% to 3.9% (average: 3.0%), and the projected cash flows from the EnTrust Global fund management contracts were discounted at 17%. Base revenues related to the EnTrust Global trade name asset were assumed to have annual growth rates ranging from 0.0% to 4.6% (average: 3.9%), a royalty rate of 1.0%, and a discount rate of 16.5%.

The impairment charges at RARE Infrastructure in fiscal 2019 were primarily the result of lower than expected net client inflows and performance fees, leading to a lower margin, and a higher discount rate. These changes resulted in a reduction of the related projected cash flows and Legg Mason’s overall assessment of fair value of the assets, such that the RARE Infrastructure fund management contracts asset carrying value of approximately $120,800 and trade name asset carrying value of $2,800 were impaired by $65,000 and $1,000, respectively. Management estimated the fair values of these assets based upon discounted cash flow analyses, as well as a relief from royalty method for the trade name asset, using unobservable market inputs, which are Level 3 measurements. The significant assumptions used in the cash flow analyses included projected revenue growth rates, discount rates, and royalty rates. Base revenues related to the RARE Infrastructure fund management contracts were assumed to have annual growth rates ranging from 4.4% to 4.9% (average: 4.8%), and the projected cash flows from the RARE Infrastructure fund management contracts were discounted at 16.5%. Base revenues related to the RARE Infrastructure trade name asset were assumed to have annual growth rates ranging from 0.9% to 4.6% (average: 4.2%), a royalty rate of 1.0%, and a discount rate of 16.5%.

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

As a result of AUM losses and other factors during the three months ended June 30, 2017, Legg Mason tested the RARE Infrastructure trade name indefinite-life intangible asset for impairment during the three months ended June 30, 2017. The carrying value of the trade name exceeded its fair value of $3,057 as of June 30, 2017, which resulted in an impairment charge of $2,000. Management estimated the fair value of the RARE Infrastructure trade name as of June 30, 2017 based upon a relief from royalty approach and a discounted cash flow method using unobservable market data inputs, which are

Level 3 measurements. The significant assumptions used in the cash flow analysis included projected annual revenue growth rates of 5% to 18% (average: 8%), a royalty rate of 1%, and a discount rate of 16.5%.

The change in carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2018	$3,094,255	$(1,161,900)	$1,932,355
Impact of excess tax basis amortization	(10,972)	—	(10,972)
Changes in foreign exchange rates and other	(37,829)	—	(37,829)
Balance as of March 31, 2019	$3,045,454	$(1,161,900)	$1,883,554
Impact of excess tax basis amortization	(11,349)	—	(11,349)
Changes in foreign exchange rates	(44,635)	—	(44,635)
Business acquisition(1)	20,196	—	20,196
Balance as of March 31, 2020	$3,009,666	$(1,161,900)	$1,847,766

(1) See Note 2 for additional information.

Amortizable Intangible Asset Management Contracts and Other

There were no impairments to amortizable management contract intangible assets during the year ended March 31, 2020.

As of March 31, 2020, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 5.4 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

2021	$21,752
2022	21,403
2023	20,643
2024	19,813
2025	12,038
Thereafter	13,562
Total	$109,211

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

As of March 31, 2020, there were no borrowings outstanding under the Credit Agreement and Legg Mason had $500,000 of undrawn revolving credit facility capacity. Under the terms of the Merger Agreement, Legg Mason may not borrow more than $30,000 under the revolving credit facility, without the prior consent of Franklin Templeton.

On April 3, 2020, Legg Mason borrowed $250,000 under the Credit Agreement as a precautionary measure to provide additional liquidity for general corporate purposes in the current uncertain market environment.

As further discussed in Note 11, on December 22, 2017, Legg Mason borrowed $225,500 under the Credit Agreement to purchase 5,568 shares of Legg Mason common stock from Shanda Asset Management Investment Limited ("Shanda"). In March 2018, Legg Mason repaid $100,000 of these borrowings. In September 2018, Legg Mason repaid the remaining $125,500 of borrowings. There were no borrowings outstanding as of March 31, 2019.

The revolving credit facility has an interest rate of the three-month Eurocurrency Rate plus 125 basis points and an annual commitment fee of 17.5 basis points. Interest is payable at least quarterly on any amounts outstanding under the Credit Agreement and the interest rate may change in the future based on changes in Legg Mason's credit ratings.

The Credit Agreement includes standard financial covenants. These covenants include: maximum net debt to EBITDA ratio (as defined in the documents) of 3.0 to 1; and minimum EBITDA to interest ratio (as defined in the documents) of 4.0 to 1. As of March 31, 2020, Legg Mason's net debt to EBITDA ratio was 1.9 to 1 and EBITDA to interest expense ratio was 6.1 to 1, and therefore, Legg Mason has maintained compliance with the applicable covenants.

Long-term debt
Long-term debt, net, consists of the following:

	March 31, 2020				March 31, 2019
	Carrying Value	Unamortized Discount (Premium)	Unamortized Debt Issuance Costs	Maturity Amount	Carrying Value
3.95% Senior Notes due July 2024	$248,976	$195	$829	$250,000	$248,738
4.75% Senior Notes due March 2026	447,875	—	2,125	450,000	447,521
5.625% Senior Notes due January 2044	548,099	(2,907)	4,808	550,000	548,020
6.375% Junior Notes due March 2056	242,665	—	7,335	250,000	242,461
5.45% Junior Notes due September 2056	485,118	—	14,882	500,000	484,711
2.7% Senior Notes due July 2019	—	—	—	—	250,301
Subtotal	1,972,733	(2,712)	29,979	2,000,000	2,221,752
Less: Current portion	—	—	—	—	(250,301)
Total	$1,972,733	$(2,712)	$29,979	$2,000,000	$1,971,451

On July 15, 2019, Legg Mason repaid the $250,000 of 2.7% Senior Notes due July 2019, using existing cash resources.

As of March 31, 2020, $250,000 of Legg Mason's long-term debt matures in fiscal 2025 and $1,750,000 matures after fiscal 2025.

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

4.75% Senior Notes due March 2026
In March 2016, Legg Mason issued $450,000 of 4.75% Senior Notes due March 2026 (the "2026 Notes"). The 2026 Notes were sold at a discount of $207. The 2026 Notes can be redeemed in part or in aggregate at the greater of the related principal amount at the time of redemption or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.45%, together with any related accrued and unpaid interest.

5.625% Senior Notes due January 2044
In January 2014, Legg Mason issued $400,000 of 5.625% Senior Notes due January 2044 (the "2044 Notes"), sold at a discount of $6,260, which is being amortized to interest expense over the 30-year term. An additional $150,000 of 2044 Notes were issued in June 2014 and were sold at a premium of $9,779, which is also being amortized to interest expense over the 30-year term. All of the 2044 Notes can be redeemed at any time prior to their scheduled maturity in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the treasury rate (as defined) plus 0.3%, together with any related accrued and unpaid interest.

6.375% Junior Subordinated Notes due March 2056
In March 2016, Legg Mason issued $250,000 of 6.375% Junior Notes due March 2056 (the "6.375% 2056 Notes"). The 6.375% 2056 Notes were issued at 100% of the principal amount. The 6.375% 2056 Notes rank junior and subordinate in right of payment to all of Legg Mason's current and future senior indebtedness. Prior to March 15, 2021, the 6.375% 2056 Notes can be redeemed in aggregate, but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if called for a tax event (as defined), or 102% of the principal amount, plus any accrued and unpaid interest, if called for a rating agency event (as defined). On or after March 15, 2021, the 6.375% 2056 Notes can be redeemed in aggregate or in part, at 100% of the principal amount, plus any related accrued and unpaid interest.

5.45% Junior Subordinated Notes due September 2056
In August 2016, Legg Mason issued an aggregate principal amount of $500,000 of 5.45% Junior Notes due September 2056 (the "5.45% 2056 Notes"), the net proceeds of which, together with cash on hand, were used to repay the aggregate $500,000 of then outstanding borrowings under its Credit Agreement. The 5.45% 2056 Notes rank junior and subordinate in right of payment to all of Legg Mason's current and future senior indebtedness. Prior to September 15, 2021, the 5.45% 2056 Notes can be redeemed in aggregate, but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if called for a tax event (as defined in the prospectus supplement), or 102% of the principal amount, plus any accrued and unpaid interest, if called for a rating agency event (as defined in the prospectus supplement). On or after September 15, 2021, the 5.45% 2056 Notes can be redeemed in aggregate or in part, at 100% of the principal amount, plus any related accrued and unpaid interest.

7. Income Taxes

The components of income (loss) before income tax provision were as follows:

	2020	2019	2018
Domestic	$324,254	$60,001	$287,229
Foreign	86,280	(31,506)	(53,389)
Total	$410,534	$28,495	$233,840

The components of income tax expense (benefit) were as follows:

	2020	2019	2018
Federal	$65,455	$24,640	$(106,621)
Foreign	19,827	(11,343)	(16,015)
State and local	20,766	7,264	20,126
Total income tax provision (benefit)	$106,048	$20,561	$(102,510)

Current	$8,997	$26,716	$38,983
Deferred	97,051	(6,155)	(141,493)
Total income tax provision (benefit)	$106,048	$20,561	$(102,510)

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate is as follows:

	2020	2019	2018
Tax provision at statutory U.S. federal income tax rate	21.0%	21.0%	31.5%
State income taxes, net of federal income tax benefit(1)	8.2	8.9	7.8
Impact of changes in U.S. federal Tax Law(2)	—	8.3	(90.1)
Uncertain tax benefits(3)	(3.4)	49.7	1.7
Effect of foreign tax rates(4)	(1.7)	(37.1)	1.7
Changes in U.K. tax rates on deferred tax assets and liabilities	—	—	0.3
Net income attributable to noncontrolling interests	(2.3)	(28.1)	(6.8)
Change in valuation allowances(5)	1.7	23.0	(1.3)
Federal effect of permanent tax adjustments(6)	3.0	33.4	10.5
Other, net	(0.7)	(6.9)	0.9
Effective income tax rate	25.8%	72.2%	(43.8)%

(1)	State income taxes include changes in valuation allowances related to change in apportionment and provision to return differences, net of the impact on related deferred tax assets.

(2)	Includes the impact on deferred tax assets and liabilities and the effects on unremitted foreign earnings and other aspects of the Tax Law.

(3)
Reserves for uncertain tax benefits were recorded for positions related to prior years' foreign, federal, state, and local tax return filing as well as for positions reflected in the current year tax expense accrual. In fiscal 2020, a state audit was resolved favorably and the statute of limitations expired on certain tax returns for which uncertain tax benefit reserves had been established.

(4)
The effect of foreign tax rates for fiscal 2019, and 2018 include tax benefits of $8,711, and $33,150, respectively, for non-cash impairment charges related to the intangible assets of the EnTrust Global and legacy Permal businesses, as further discussed in Note 5. Additionally, the effect of foreign tax rates for fiscal 2019 includes a $21,720 tax benefit for non-cash impairment charges related to the intangible assets of the RARE Infrastructure businesses.

(5)	See schedule below for the change in valuation allowances by jurisdiction.

(6)	Fiscal 2018 includes a 9.0% federal impact (9.7% including state impact) of a non-deductible charge for a regulatory matter discussed in Note 9.

On December 22, 2017, the Tax Law was enacted. The Tax Law is complex, materially changed the U.S. corporate income tax rate from 35% to 21% and included various other changes which impact Legg Mason. The reduction in the U.S. corporate tax rate resulted in a one-time, non-cash provisional tax benefit of $220,935 recognized in the quarter ended December 31, 2017, due to the re-measurement of certain existing deferred tax assets and liabilities at the new income tax rate. In addition, a non-cash tax charge of $7,260 was provisionally provided in the year ended March 31, 2018, for the effects on unremitted foreign earnings and other aspects of the Tax Law. Legg Mason’s re-measurement of its deferred tax assets and liabilities has been completed and no further adjustments were necessary. Further, Legg Mason's accounting for the tax on unremitted foreign earnings has also been completed and an additional expense of $2,164 was recorded in the year ended March 31, 2019.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. A summary of Legg Mason's deferred tax assets and liabilities follows:

	2020	2019
DEFERRED TAX ASSETS
Accrued compensation and benefits	$178,571	$182,734
Accrued expenses	33,952	30,176
Basis differences, principally for intangible assets and goodwill	32,900	23,480
Operating loss carryforwards	321,022	325,282
Foreign tax credit carryforward	266,671	266,128
Federal benefit of uncertain tax positions	2,421	6,798
Mutual fund launch costs	11,632	12,926
Martin Currie defined benefit pension liability	5,253	8,694
Lease liability (net in 2019)	67,648	9,785
Other	9,294	1,954
Deferred tax assets	929,364	867,957
Valuation allowance	(137,155)	(134,209)
Deferred tax assets after valuation allowance	$792,209	$733,748
DEFERRED TAX LIABILITIES
Depreciation and amortization	$714,693	$636,230
Net unrealized gains (losses) from investments	(1,042)	2,007
ROU asset adjustment	54,618	—
Basis differences in partnerships	27,001	19,214
Deferred tax liabilities	795,270	657,451
Net deferred tax assets (liabilities)	$(3,061)	$76,297

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

Intangible asset impairment charges recognized at EnTrust Global during the year ended March 31, 2019, resulted in a deferred tax asset of $53,764 for the related basis difference in partnership investments. The related deferred tax asset was $54,112 as of March 31, 2020. See Note 5 for additional information related to these impairment charges.

Substantially all of Legg Mason's deferred tax assets relate to U.S. federal, state and U.K. taxing jurisdictions. As of March 31, 2020, U.S. federal deferred tax assets aggregated $627,411, realization of which is expected to require approximately $3,213,000 of U.S. earnings over the next eight years, of which approximately $349,000 must be foreign sourced earnings. Based on estimates of future taxable income, using assumptions similar to those used in Legg Mason's goodwill impairment testing, it is more likely than not that substantially all of the current federal tax benefits relating to net operating losses will be realized. With respect to deferred tax assets relating to foreign tax credit carryforwards, it is more likely than not that tax benefits relating to the utilization of approximately $2,400 of foreign taxes as credits will not be realized and a valuation allowance has been established. Further, the Company's estimates and assumptions do not contemplate changes in the ownership of Legg Mason stock, which could, in certain circumstances, limit the utilization of net operating loss and foreign tax credit benefits. Any such limitation would impact the timing or amount of net operating loss or foreign tax credit benefits ultimately realized before they expire.

As of March 31, 2020, U.S. state deferred tax assets aggregated approximately $238,337, net of valuation allowances of $91,653, and were primarily related to state net operating loss benefits generated in certain jurisdictions in cases where it is more likely that these benefits will ultimately not be realized.

For foreign jurisdictions, the net increase in valuation allowances of $3,750 during fiscal 2020, was primarily related to current year increases in carried forward U.K. interest deductions offset in part by unrealized gains/losses on pension liabilities.

The following deferred tax assets and valuation allowances relating to carryforwards have been recorded at March 31:

	2020	2019	Expires Beginning after Fiscal Year
DEFERRED TAX ASSETS
U.S. federal net operating losses	$36,639	$38,402	2033
U.S. federal foreign tax credits	266,671	266,128	2022
U.S. state net operating losses (1,2)	260,804	263,870	2020
U.S. state tax credits	528	444	2022
Foreign net operating losses	23,579	23,009	2028
Total deferred tax assets for carryforwards	$588,221	$591,853
VALUATION ALLOWANCES
U.S. federal net operating losses	$2,155	$2,027
U.S. federal foreign tax credits	2,400	1,800
U.S. state net operating losses	91,653	93,185
Foreign net operating losses	10,744	11,792
Valuation allowances for carryforwards	106,952	108,804
Foreign other deferred assets	30,203	25,405
Total valuation allowances	$137,155	$134,209

(1)	Substantially all of the U.S. state net operating losses carryforward through fiscal 2035.

(2)
Due to potential for change in the factors relating to apportionment of income to various states, Legg Mason's effective state tax rates are subject to fluctuation which will impact the value of the Company's deferred tax assets, including net operating losses, and could have a material impact on the future effective tax rate of the Company.

Legg Mason had total gross unrecognized tax benefits of approximately $55,465, $78,776 and $62,728 as of March 31, 2020, 2019, and 2018, respectively. Of these totals, approximately $49,595, $67,923 and $52,772, respectively, (net of the federal benefit for state tax liabilities) are the amounts of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates. During fiscal 2020, the net impact of effective settlement of tax examinations, recent developments of case law and the expiration of statutes of limitation in certain jurisdictions, resulted in $13,782 of previously unrecognized benefits being realized.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits for the years ended March 31 is as follows:

	2020	2019	2018
Balance, beginning of year	$78,776	$62,728	$70,787
Additions based on tax positions related to the current year	970	4,549	7,325
Additions for tax positions of prior years	1,719	15,070	5,011
Reductions for tax positions of prior years	(1,149)	(100)	(4,438)
Decreases related to settlements with taxing authorities	(15,530)	(2,874)	(15,957)
Expiration of statutes of limitations	(9,321)	(597)	—
Balance, end of year	$55,465	$78,776	$62,728

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that the Company’s gross unrecognized tax benefits balance may change within the next 12 months by up to $20,856 as a result of the expiration of statutes of limitations and the completion of tax authorities' examinations.

The Company accrues interest related to unrecognized tax benefits in interest expense and recognizes penalties in other operating expense. Legg Mason had approximately $1,930 as of March 31, 2020 and $1,937 as of both March 31, 2019 and 2018, accrued for interest and penalties on tax contingencies in the Consolidated Balance Sheets.

Legg Mason's prior year tax returns are subject to examination by taxing authorities in the U.S., the U.K., Brazil, and various other jurisdictions. The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal 2017 for U.S. federal; after calendar year 2008 for Brazil; after fiscal 2016 for the states of New York, Connecticut, California and Maryland. The Company does not anticipate making any significant cash payments with the settlement of these audits in excess of amounts that have been reserved.

Except as noted below, Legg Mason's continuing intention is to permanently reinvest substantially all of the accumulated and future earnings of its foreign subsidiaries overseas. As of March 31, 2020, Legg Mason had available domestic cash and cash equivalents of approximately $288,694. In addition, after giving effect to the $250,000 borrowed under its Credit Agreement on April 3, 2020, as previously discussed, Legg Mason has $250,000 of undrawn capacity to meet domestic liquidity needs, subject to compliance with applicable covenants and the terms of the Merger Agreement. Legg Mason plans to utilize up to approximately $13,000 of foreign cash annually over the next several years to supplement these amounts and anticipates that all of this amount will be provided by debt service payments by foreign affiliates. No further repatriation of foreign earnings is currently planned.  Accordingly, no additional state income taxes or withholding taxes have been provided. However, if circumstances change, Legg Mason will provide for and pay any applicable additional U.S. taxes in connection with repatriation of offshore funds.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

8. Leases

Legg Mason leases over 1,500 square feet of office space with approximately one-third currently subleased to various firms, the majority of which are within the U.S. Office facilities and equipment are leased under various non-cancelable operating leases and certain equipment is also leased under financing leases. Legg Mason's current leases have remaining terms that vary up to 18 years. Certain leases provide for options to extend for periods of up to 15 years and/or options to terminate within seven years.
As previously disclosed in Note 1, the lease reserve liability related to our subleased space and vacated space for which subleases are being pursued was $24,063 as of March 31, 2019. Upon adoption of the updated lease accounting guidance on April 1, 2019, the existing Other current and non-current liabilities were reclassified as a reduction of the ROU asset recorded in accordance with the updated guidance.
ROU assets that involve subleased or vacant space aggregate $71,257 as of March 31, 2020. These assets may become impaired if tenants are unable to service their obligations under the sublease, and/or if the estimates as to occupancy are not realized, either of which may be more likely as COVID-19 impacts evolve.

Leases included in the Consolidated Balance Sheets were as follows:

	Classification	As of March 31, 2020
Operating leases:
Operating lease ROU assets	Right-of-use assets	$290,167
Operating lease liabilities	Lease liabilities	355,483
Finance leases:
Property and equipment, gross	Right-of-use assets	$2,011
Less: accumulated depreciation	Right-of-use assets	(836)
Property and equipment, net		$1,175
Finance lease liabilities	Lease liabilities	$1,068

The components of lease expense included in the Consolidated Statement of Income (Loss) were as follows:

	Classification	Year Ended March 31, 2020
Operating lease cost	Occupancy expense	$88,020
Financing lease cost:
Amortization of right-of-use asset	Occupancy expense	988
Interest on lease liabilities	Interest expense	45
Total finance lease cost		1,033
Short-term lease cost	Occupancy expense	6,147
Variable lease cost(1)	Occupancy expense	23,458
Less: sublease billings	Occupancy expense	(24,877)
Net lease cost(2)		$93,781
(1) Variable lease cost includes operating expenses, real estate and other taxes and other amounts that fluctuate in amount and are therefore excluded from fixed base rent.

(2)	Excludes other occupancy expense of $16,841 for the year ended March 31, 2020, respectively, related to leasehold amortization.

During the year ended March 31, 2020, in connection with Legg Mason's strategic restructuring, as further discussed in Note 18, it was determined that the carrying values of certain ROU assets would not be recoverable. Related impairment charges of $4,328 (exclusive of accelerated depreciation of $1,603) were recognized in the quarter ended December 31, 2019, and are included in operating lease cost in the table above and in Occupancy expense in the Consolidated Statement of Income (Loss). The fair value of the right-of-use asset related to a substantial portion of the charge was estimated based on a discounted cash flow analysis using various Level 3 assumptions, that consider the prevailing rental rates in the applicable market and the amount of time it will take to secure a sublease agreement.

Lease expense incurred in the years ended March 31, 2019 and 2018 was $88,990 and $84,963, respectively, excluding leasehold amortization of $16,306 and $15,796. Lease expense is net of sublease income of $21,435 and $23,316, respectively.

Sublease amounts billed are recorded as a reduction of Occupancy expense in the Consolidated Statement of Income (Loss). The amounts billed are primarily fixed base rental payments combined with variable lease cost reimbursements. Sublease amounts related to base rent are recorded on a straight-line basis.

As of March 31, 2020, undiscounted future cash flows for each of the next five fiscal years and thereafter for fixed payments related to operating and finance leases were as follows:

	Operating Leases	Finance Leases	Total
2021	$89,704	$685	$90,389
2022	88,452	262	88,714
2023	86,706	125	86,831
2024	72,626	32	72,658
2025	28,991	4	28,995
Thereafter	23,396	—	23,396
Total lease payments	389,875	1,108	390,983
Less: Imputed interest	(34,392)	(40)	(34,432)
Present value of lease liabilities	$355,483	$1,068	$356,551

As of March 31, 2020, the weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	4.8	1.9
Weighted-average discount rates	3.9%	3.2%

Supplemental cash flow information related to leases was as follows:

Year Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$91,602
Financing cash flows from finance leases	932

With the exception of $4,328 related to the previously discussed impairment of certain ROU assets, there was no significant non-cash lease activity for the year ended March 31, 2020.

Under prior accounting guidance, as of March 31, 2019, minimum aggregate rentals under operating leases were as follows:

Operating Leases(1)
2020	$90,667
2021	86,095
2022	84,485
2023	83,425
2024	72,192
Thereafter	47,240
Total	$464,104

(1) The minimum rental commitments have not been reduced by $97,816 for minimum sublease rentals to be received under non-cancelable subleases.

9. Commitments and Contingencies

As of March 31, 2020, Legg Mason had commitments to invest $16,372 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2030. Also, in connection with the acquisition of Clarion Partners in April 2016, Legg Mason committed to ultimately provide $100,000 of seed capital to Clarion Partners products.

As of March 31, 2020, Legg Mason also had future commitments totaling $87,209 related to multi-year agreements for certain services, of which $45,297 and $21,737 will be due in fiscal 2021 and fiscal 2022, respectively. The remaining $20,175 is due through fiscal 2028.

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

In management's opinion, an adequate accrual has been made as of March 31, 2020, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which probable losses become apparent or a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

As of March 31, 2020 and 2019, Legg Mason's liability for losses and contingencies was not material. Charges incurred relating to litigation and other proceedings during fiscal 2020 were not material. During fiscal 2019 and 2018, Legg Mason incurred charges relating to litigation and other proceedings of approximately $4,800, and $67,500. Total charges for fiscal 2019 and 2018 reflect $4,151 and $67,000, respectively, related to the resolution with both the U.S. Department of Justice (“DOJ”) and the SEC staff of a Foreign Corrupt Practices Act investigation concerning the activities of its former Permal business in connection with managing assets of Libyan governmental entities in structures established by a third-party financial institution.  Those investments were made in calendar years 2005 to 2007 and all were terminated no later than 2012.  The matter did not relate to any current business activities or client relationships of Legg Mason or any of its affiliates.  Resolution of this matter did not result in restrictions on Legg Mason's ongoing business activities or that of its affiliates.

Merger Agreement
The Company has made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of the Company’s business between the date of the signing of the Merger Agreement and the closing of the transactions contemplated under the Merger Agreement.

The Merger Agreement contains certain termination rights for the Company and Franklin Templeton, including the right of the Company to terminate the Merger Agreement to accept a superior proposal, subject to specified limitations, and provides that, upon termination of the Merger Agreement by the Company or Franklin Templeton in specified situations, the terminating party will be required to pay a termination fee equal to $115,000 to the other party.

In addition to the foregoing termination rights, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by February 17, 2021.

In connection with, and subject to, the Merger closing, Legg Mason has committed certain severance and retention payments to its employees aggregating up to approximately $200,000, subject to continuing employment through the closing of the Merger.

Noncontrolling Interests
Legg Mason may be obligated to settle redeemable noncontrolling interests related to certain affiliates. As of March 31, 2020, affiliate redeemable noncontrolling interests, excluding amounts related to management equity plans, aggregated $525,422. In addition, as of March 31, 2020, the estimated redemption fair value for units under affiliate management equity plans (redeemable and nonredeemable) aggregated $84,695.

See Notes 12 and 16 for additional information regarding affiliate management equity plans and noncontrolling interests, respectively.

Contingent Consideration
As further discussed in Note 2, on April 10, 2019, Clarion Partners acquired a majority interest in Gramercy. The transaction included a potential contingent consideration payment of up to $3,646 (using the foreign exchange rate as of March 31, 2020, for the €3,315 potential payment), due on the fifth anniversary of closing upon the achievement of certain financial metrics.

As of March 31, 2020 and 2019, contingent consideration liabilities totaling $3,308 and $1,415, respectively, were included in Other non-current liabilities in the Consolidated Balance Sheets. During the years ended March 31, 2019 and 2018, Legg Mason paid contingent consideration totaling $4,869 and $3,242, primarily related to the acquisitions of QS Investors in May 2014 and PK Investment Management in December 2015, respectively. During the year ended March 31, 2018, Legg Mason recorded fair value adjustments totaling $31,329, primarily to reduce the contingent consideration liabilities related to the acquisitions of RARE Infrastructure in October 2015 and Martin Currie in October 2014, as no contingent consideration was due for either of these acquisitions.

10. Employee Benefits

Defined Contribution Plans
Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through these plans, Legg Mason can make two types of discretionary contributions. One is a profit sharing contribution to eligible plan participants based on a percentage of qualified compensation and the other is a match of employee 401(k) contributions. Matches range from 50% to 100% of employee 401(k) contributions, up to a maximum of the lesser of up to 6% of employee compensation, up to the Internal Revenue Service limit. Corporate profit sharing and matching contributions, together with contributions made under subsidiary plans, totaled $38,122, $39,191, and $38,278 in fiscal 2020, 2019, and 2018, respectively. In addition, employees can make voluntary contributions under certain plans. Under the terms of the Merger Agreement, the Legg Mason 401(k) plan will terminate immediately prior to the closing of the Merger.

Martin Currie Defined Benefit Pension Plan
Martin Currie sponsors a retirement and death benefits plan, a defined benefit pension plan with assets held in a separate trustee-administered fund. Plan assets are measured at fair value and consist of 50% equities (Level 1), 49% bonds (Level 2), and 1% cash (Level 1) as of March 31, 2020, and 64% equities (Level 1) and 36% bonds (Level 2) as of March 31, 2019. Assumptions used to determine the expected return on plan assets targets a 55% / 45% equity/bond allocation with reference to the 15-year FTSE U.K. Gilt yield for equities and U.K. long-dated bond yields for bonds. Plan liabilities are measured on an actuarial basis using the projected unit method and discounted at a rate equivalent to the current rate on a high-quality bond in the local U.K. market and currency. There were no significant concentrations of risk in plan assets as of March 31, 2020 or 2019. As of March 31, 2020 and 2019, $34,210 and $41,189 of the total plan assets were invested in Legg Mason and Martin Currie sponsored investment products. The most recent actuarial valuation was performed as of May 31, 2019, which was updated at the subsequent balance sheet date through March 31, 2020. Accrual of service credit under the plan ceased on October 3, 2014. Legg Mason uses the corridor approach to account for this plan. Under the corridor approach, actuarial gains and losses on plan assets and liabilities are deferred and reported as Other comprehensive income (loss), except when the actuarial gains and losses exceed 10% of the greater of the fair value of the plan assets or the plan benefit obligation, the excess is amortized as Compensation and benefits expense over the recovery period of 15 years. During the years ended March 31, 2020 and 2019, $542 and $260 of such previously unrecognized losses were expensed under the corridor approach.

The resulting net benefit obligation, summarized below, is included in the Consolidated Balance Sheets as Other non-current liabilities:

	March 31, 2020	March 31, 2019
Fair value of plan assets (at 4.7% and 4.9%, respectively, expected weighted-average long-term return)	$68,576	$68,830
Benefit obligation (at 2.3% and 2.4%, respectively, discount rate)	(81,019)	(102,165)
Unfunded status (excess of benefit obligation over plan assets)	$(12,443)	$(33,335)

The change in the benefit obligation is summarized below:

	Years ended March 31,
	2020	2019
Beginning benefit obligation	$102,165	$102,469
Interest costs	2,331	2,426
Actuarial (gain) loss	(17,082)	7,989
Benefits paid	(2,105)	(3,078)
Exchange rate changes	(4,290)	(7,641)
Ending benefit obligation	$81,019	$102,165

The change in plan assets is summarized below:

	Years ended March 31,
	2020	2019
Beginning plan assets	$68,830	$67,529
Actual return on plan assets	2,147	6,384
Employer contributions	3,044	3,144
Benefits paid	(2,105)	(3,078)
Exchange rate changes	(3,340)	(5,149)
Ending plan assets	$68,576	$68,830

For the years ended March 31, 2020, 2019, and 2018, a net periodic benefit of $833, $734 and $389, respectively, was included in Compensation and benefits expense in the Consolidated Statements of Income (Loss).

The components of the net periodic gain for the years ended March 31, were as follows:

	2020	2019	2018
Interest costs	$2,331	$2,426	$2,763
Expected return on plan assets	(3,164)	(3,160)	(3,152)
Net periodic benefit	$(833)	$(734)	$(389)

Net actuarial losses of $791 and $17,807 were included in Accumulated other comprehensive loss, net, in the Consolidated Balance Sheets at March 31, 2020 and 2019, respectively.

As of March 31, 2020, the plan expects to make benefit payments over the next 10 fiscal years as follows:

2021	$1,906
2022	2,085
2023	2,129
2024	2,576
2025	2,532
2026-2030	15,813

In connection with a review by the Pensions Regulator in the U.K. ("the Regulator") of the pension plan's current structure and funding status, Martin Currie, the trustees of the pension and the Regulator agreed to a revised plan structure on August 10, 2017, including the redomiciliation of the plan in the U.K., additional guarantees from Martin Currie entities and provisions for accelerated funding of a portion of any benefit obligation in certain circumstances. Martin Currie agreed with the plan trustees to contribute $2,876 (using the exchange rate as of March 31, 2020 for the £2,320 annual committed contribution amount) to the plan on an annual basis through May 2024, with a final payment of $1,811 (using the exchange rate as of March 31, 2020 for the £1,461 final payment amount) due in November 2024. As a result of the May 31, 2019 actuarial valuation, Martin Currie and the plan trustees are contemplating revised annual committed contribution amounts.

11. Capital Stock

At March 31, 2020, the authorized numbers of common and preferred shares were 500,000 and 4,000, respectively. At March 31, 2020 and 2019, there were 6,634 and 7,872 shares of common stock, respectively, reserved for issuance under Legg Mason's equity plans.

Changes in common stock were as follows:

	Years Ended March 31,
	2020	2019	2018
COMMON STOCK
Beginning balance	85,557	84,606	95,727
Shares issued for:
Stock option exercises	1,256	198	472
Deferred compensation employee stock trust	14	11	11
Stock-based compensation	1,410	1,137	948
Shares repurchased and retired	—	—	(12,204)
Employee tax withholding by settlement of net share transactions	(455)	(395)	(348)
Ending balance	87,782	85,557	84,606

During fiscal 2020, 2019, and 2018, Legg Mason retired 455, 395, and 348 shares, respectively, of its common stock for $15,448, $15,575 and $13,233, respectively, under net share settlements of deferred compensation award vesting. In addition, during fiscal 2018, Legg Mason purchased and retired 6,636 shares of its common stock for $253,649 through open market purchases.

In January 2015, Legg Mason's Board of Directors approved a share repurchase authorization for up to $1,000,000 for repurchases of Legg Mason common stock. On December 22, 2017, Legg Mason purchased and retired 5,568 shares of Legg Mason common stock from Shanda for an aggregate purchase price of $225,490. Legg Mason's Board of Directors approved the purchase of these shares, utilizing the remaining $169,019 of Legg Mason common stock previously authorized for purchase under the January 2015 authorization and authorizing the purchase of an additional $56,471 of Legg Mason common stock to complete the transaction. As of March 31, 2020, further purchases of Legg Mason common stock have not been authorized and are prohibited by the Merger Agreement while the Merger is pending.

The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

Dividends declared per share were $1.60, $1.36 and $1.12 during fiscal 2020, 2019, and 2018, respectively. Dividends declared but not paid at March 31, 2020, 2019, and 2018, were $34,930, $29,058 and $23,623, respectively, and are included in Other current liabilities on the Consolidated Balance Sheets. The Merger Agreement prohibits Legg Mason from increasing its quarterly dividend rates or from paying dividends on dates that are not consistent with past practices during the time the Merger is pending.

12. Stock-Based Compensation

Legg Mason's stock-based compensation includes restricted stock units, stock options, an employee stock purchase plan, market and performance-based performance shares payable in common stock, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the equity incentive stock plan as of March 31, 2020, were 6,331. Options under Legg Mason’s equity incentive stock plans have been granted at prices not less than 100% of the fair market value on the date of grant. Options are generally exercisable in equal increments over four years and expire within eight years to 10 years from the date of grant.

The components of Legg Mason's total stock-based compensation expense were as follows:

	Years Ended March 31,
	2020	2019	2018
Restricted stock and restricted stock units	$52,322	$49,282	$54,348
Stock options	2,853	4,537	7,478
Employee stock purchase plan	474	611	662
Non-employee director awards	1,000	5,332	3,103
Affiliate management equity plans	1,694	1,025	1,275
Performance share units	8,925	5,065	3,981
Employee stock trust	33	32	28
Total stock-based compensation expense	$67,301	$65,884	$70,875

Restricted Stock
Restricted stock and restricted stock unit transactions are summarized below:

	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31, 2017	3,321	$38.92
Granted	1,460	37.68
Vested	(1,410)	39.59
Canceled/forfeited	(72)	38.10
Unvested shares at March 31, 2018	3,299	38.09
Granted	1,190	38.93
Vested	(1,291)	39.72
Canceled/forfeited	(153)	37.52
Unvested shares at March 31, 2019	3,045	37.76
Granted	1,206	35.50
Vested	(1,412)	38.51
Canceled/forfeited	(79)	36.67
Unvested shares at March 31, 2020	2,760	$36.43

The restricted stock and restricted stock unit transactions reflected in the table above were non-cash transactions. For the years ended March 31, 2020, 2019, and 2018, Legg Mason recognized income tax benefits related to restricted stock and restricted stock unit awards of $13,553, $12,767, and $20,972, respectively. Unamortized compensation cost related to unvested restricted stock awards at March 31, 2020, of $50,757 is expected to be recognized over a weighted-average period of 1.6 years.

Clarion performance shares
As part of the acquisition of Clarion Partners in April 2016, Legg Mason granted certain key employees of Clarion Partners a total of 716 performance-based Legg Mason restricted share units, which are not included in the unvested shares of restricted stock units in the table above, with an aggregate fair value of $11,121, which was included in the purchase price. These restricted share units vested upon Clarion Partners achieving a certain level of EBITDA as of March 31, 2020.

Stock Options
Stock option transactions under Legg Mason's equity incentive plans are summarized below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31, 2017	4,593	$38.15
Granted	440	37.79
Exercised	(490)	30.09
Canceled/forfeited	(106)	47.42
Options outstanding at March 31, 2018	4,437	38.78
Exercised	(201)	31.15
Canceled/forfeited	(121)	42.31
Options outstanding at March 31, 2019	4,115	39.05
Exercised	(1,497)	34.56
Canceled/forfeited	(100)	46.79
Options outstanding at March 31, 2020	2,518	$41.41

The total intrinsic value of options exercised during the years ended March 31, 2020, 2019, and 2018, was $17,476, $1,084, and $4,647, respectively. At March 31, 2020, the aggregate intrinsic value of options outstanding was $22,864.

The following information summarizes Legg Mason's stock options outstanding at March 31, 2020:

Exercise Price Range	Option Shares Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)
$14.81 - $25.00	38	$23.72	0.13
25.01 - 35.00	910	31.38	3.55
35.01 - 55.18	1,570	47.65	3.13
	2,518

At March 31, 2020, 2019, and 2018 options were exercisable for 2,115, 3,233, and 2,867 shares, respectively, with a weighted-average exercise price of $42.63, $39.12, and $37.64, respectively. Stock options exercisable at March 31, 2020, have a weighted average remaining contractual life of 3.0 years. At March 31, 2020, the aggregate intrinsic value of exercisable shares was $17,283.

The following summarizes Legg Mason's stock options exercisable at March 31, 2020:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share
$14.81 - $25.00	38	$23.72
25.01 - 35.00	733	31.40
35.01 - 55.18	1,344	49.29
	2,115
The following information summarizes unvested stock options under Legg Mason's equity incentive plan for the year ended March 31, 2020:

	Number of Shares	Weighted-Average Exercise Price Per Share
Options unvested at March 31, 2019	882	$38.78
Vested	(478)	41.99
Canceled/forfeited	(2)	34.77
Options unvested at March 31, 2020	402	$34.97
For the years ended March 31, 2020, 2019, and 2018, income tax benefits related to stock options were $685, $1,170, and $2,715, respectively. Unamortized compensation cost related to unvested options for 402 shares at March 31, 2020, was $616, which is expected to be recognized over a weighted-average period of 0.9 years.

Cash received from exercises of stock options under Legg Mason's equity incentive plans was $43,386, $6,114, and $14,072, for the years ended March 31, 2020, 2019, and 2018, respectively. The tax benefit expected to be realized for the tax deductions from these option exercises totaled $3,289, $198, and $1,408, for the years ended March 31, 2020, 2019, and 2018, respectively.

The weighted-average fair value of service-based stock options granted during the year ended March 31, 2018, using the Black-Scholes option pricing model was $8.41.

The following weighted-average assumptions were used in the model for grants:

Year Ended March 31, 2018
Expected dividend yield	1.71%
Risk-free interest rate	1.92%
Expected volatility	26.91%
Expected life (in years)	5.09

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, Legg Mason implemented a management equity plan for Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. The initial grant under the plan vested immediately and the related grant-date fair value was $15,200, determined by independent valuation. Future grants under the plan will vest 20% annually over five years, and will result in the recognition of additional compensation expense over the related vesting period. Subject to various conditions, including the passage of time, vested plan units can be put to Legg Mason for settlement at fair value. Legg Mason can also call plan units, generally post employment, for settlement at fair value. As of March 31, 2020, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $14,300.

Effective March 1, 2016, Legg Mason implemented a management equity plan for Royce Investment Partners ("Royce") key employees. Under the management equity plan, minority equity interests equivalent to a 24.5% interest in the Royce entity have been issued to certain key employees, 5.5% of which was issued on March 31, 2019 and resulted in Compensation and benefits expense of $2,400, which a corresponding increase to Nonredeemable noncontrolling interest. No additional grants are expected under the plan. Equity holders receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses and subordination provisions in certain cases. As of March 31, 2020, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $10,800.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Independent valuation determined the aggregate cost of the award to be approximately $16,000, which was recognized as Compensation and benefits expense in the Consolidated Statements of Income (Loss) over the related vesting periods through March 2019. Total compensation expense related to the ClearBridge affiliate management equity plan was $1,694, $2,932, and $3,103 for the years ended March 31, 2020, 2019, and 2018, respectively. The compensation expense for the year ended March 31, 2020, includes $1,600 related to the modification of the plan settlement features, which resulted in an increase in the fair value of the awards. This arrangement provides for one-half of the cost to be absorbed by the ClearBridge incentive pool. Vested plan units can be put to Legg Mason for settlement at fair value, beginning one year after the holder terminates their employment. Legg Mason can also call plan units, generally post employment, for settlement at fair value. Changes in control of Legg Mason or ClearBridge do not impact vesting, settlement or other provisions of the units. However, upon sale of substantially all ClearBridge assets, the vesting of the units would accelerate, and participants would receive a fair value payment in respect of their interests under the plan. Future grants of additional plan units will dilute the participation of existing outstanding units in 15% of the future growth of the respective affiliates' enterprise value, if any, subsequent to the related future grant date, for which additional compensation expense would be incurred. Further, future grants will not entitle the plan participants, collectively, to more than an aggregate 15% of the future growth of the ClearBridge enterprise value. Upon vesting, the grant-date fair value of vested plan units is reflected in the Consolidated Balance Sheets as Redeemable noncontrolling interests through an adjustment to additional paid-in capital. Thereafter, redeemable noncontrolling interests will continue to be adjusted to the ultimate maximum estimated redemption value over the expected term, through retained earnings adjustments. As of March 31, 2020, the estimated aggregate redemption fair value of vested units under the ClearBridge plan, as if they were currently redeemable, was approximately $59,595.

Other
Legg Mason has a qualified ESPP covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4,500 total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 15% contribution towards purchases, which is recorded as Compensation and benefits in the Consolidated Statements of Income (Loss). During the years ended March 31, 2020, 2019, and 2018, approximately 104, 141, and 128 shares, respectively, have been purchased in the open market on behalf of participating employees. In connection with the Merger, the purchase of shares under the ESPP ceased in February 2020 and the ESPP will terminate immediately prior to the closing of the Merger.

Legg Mason also has an equity plan for non-employee directors. Under the current equity plan, directors may elect to receive shares of stock or restricted stock units. Shares and restricted stock units issuable under this equity plan are limited to 625 in aggregate, of which 523, 494 and 460 shares were issued as of March 31, 2020, 2019, and 2018, respectively. As of March 31, 2020 ,2019, and 2018, non-employee directors held 34, 99, and 80 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock units in the table above. During the years ended March 31, 2020, 2019, and 2018, non-employee directors were granted 7, 15, and 12, restricted stock units, respectively, and 20, 15, and 19, shares of common stock, respectively.

In May 2019, 2018, and 2017, Legg Mason granted certain executive officers a total of 168, 163, and 111 performance share units, respectively, as part of their fiscal 2019, 2018, and 2017 incentive awards with aggregate values of $6,334, $5,820, $3,503, respectively. The vesting of performance share units granted in May 2019 and 2018 and the number of shares payable at vesting are determined based on Legg Mason’s relative total stockholder return and relative organic growth rate of long-term AUM over three-year periods ending March 31, 2022 and 2021, respectively. The recorded grant date fair values per performance share unit of $37.63 and $35.67, respectively, were estimated based on multiple fair value Monte Carlo pricing models. Expense associated with these grants are adjusted for the level of relative organic growth expected to be ultimately achieved. The estimated fair values for the May 2019 grant range from $21.63 to $45.63 per performance share unit and for the May 2018 grant range from $18.08 to $44.46 per performance share unit. The vesting of the performance share units granted in May 2017 was determined based on Legg Mason's relative total stockholder return over a three-year period ending March 31, 2020. The grant date fair value per unit for the May 2017 performance share units of $31.42 was estimated as of the grant date using a Monte Carlo pricing model. The following assumptions were used in the Monte Carlo pricing models for the May 2019, 2018, and 2017 grants:

	May 2019	May 2018	May 2017
Expected dividend yield	4.41%	3.49%	2.96%
Risk-free interest rate	2.11%	2.71%	1.47%
Expected (average in 2019 and 2018) volatility	23.96%	26.14%	27.73%

The performance period for the May 2017 grant ended on March 31, 2020 and resulted in the issuance of 117 performance shares. Legg Mason also granted certain executive officers 182 performance share units in May 2016 with an aggregate award value of $3,528. The performance period for this grant ended on March 31, 2019 and resulted in the issuance of 46 performance shares.

The Merger Agreement provides for the settlement of all outstanding share-based equity awards (vested and unvested), contingent upon the Merger closing.

Deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in an elective plan. The vesting in the plan is immediate and the plan provides for discounts of up to 10% on contributions and dividends. Since January 1, 2015, there are no additional contributions to the plan, with the remaining 201 shares reserved for future dividend distributions. During fiscal 2020, 2019, and 2018, Legg Mason issued 19, 20, and 14 shares, respectively, under the plan with a weighted-average fair value per share at the grant date of $34.92, $29.68, and $37.63, respectively. The undistributed shares issued under this plan are held in a rabbi trust. Assets of the rabbi trust are consolidated with those of the employer, and the value of the employer's stock held in the rabbi trust is classified in stockholders' equity and accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to the rabbi trust and the corresponding liability related to the deferred compensation plan are presented as components of stockholders' equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trust at March 31, 2020, 2019, and 2018, were 427, 456, and 462, respectively.

13. Revenue

The following table presents Total Operating Revenues disaggregated by asset class:

	Years Ended March 31,
	2020	2019	2018
Equity	$1,160,799	$1,213,480	$1,288,655
Fixed Income	1,166,134	1,138,763	1,181,853
Alternative	502,762	463,883	568,140
Liquidity	92,430	87,133	101,674
Total Operating Revenues	$2,922,125	$2,903,259	$3,140,322

Revenues by geographic location are primarily based on the location of the advisor or domicile of fund families managed by Legg Mason and do not necessarily reflect where the customer resides or the currency in which the revenues are denominated. The following table presents Total Operating Revenues disaggregated by geographic location:

	Years Ended March 31,
	2020	2019	2018
United States	$2,325,306	$2,255,989	$2,381,155
United Kingdom	134,126	140,145	206,813
Other International	462,693	507,125	552,354
Total Operating Revenues	$2,922,125	$2,903,259	$3,140,322

Certain sales commissions paid in connection with obtaining assets managed in retail separately managed accounts are capitalized as deferred costs. As of March 31, 2020 and 2019, capitalized sales commissions of $8,954 and $8,126, respectively, were included in Other current assets and $11,396 and $10,147, respectively, were included in Other non-current assets in the Consolidated Balance Sheets. Amortization related to capitalized sales commissions included in Compensation and benefits in the Consolidated Statements of Income (Loss) was $9,557 and $9,228 for the years ended March 31, 2020 and 2019, respectively. There were no impairment losses in relation to the capitalized costs during the years ended March 31, 2020 and 2019.

14. Earnings Per Share

The following table presents the computations of basic and diluted EPS:

	Years Ended March 31,
	2020	2019	2018
Basic weighted-average shares outstanding for EPS	86,831	85,423	90,734
Potential common shares:
Dilutive employee stock options	330	—	460
Performance shares(1)	176	—	—
Diluted weighted-average shares outstanding for EPS	87,337	85,423	91,194

Net Income (Loss) Attributable to Legg Mason, Inc.	$251,367	$(28,508)	$285,075
Less: Earnings (distributed and undistributed) allocated to participating securities	8,095	4,225	10,128
Net Income (Loss) (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$243,272	$(32,733)	$274,947
Net Income (Loss) per share Attributable to Legg Mason, Inc. Shareholders
Basic	$2.80	$(0.38)	$3.03
Diluted	2.79	(0.38)	3.01

(1)
Relates to the vesting of performance-based Legg Mason restricted share units granted to certain key employees of Clarion Partners as part of the Clarion Partners acquisition in April 2016. See Note 12 for additional information.

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 2,884, 3,092, and 3,327 for the years ended March 31, 2020, 2019, and 2018, respectively.

As discussed in Note 11, during fiscal 2020, 2019, and 2018, Legg Mason retired 455, 395, and 348 shares of its common stock, under net share settlements of deferred compensation award vesting. In addition, during fiscal 2018, Legg Mason purchased and retired 6,636 shares of its common stock, through open market purchases, and also purchased and retired 5,568 shares of its common stock from Shanda. The total retired shares reduced weighted-average shares outstanding by 374, 355 and 6,050 shares for the years ended March 31, 2020, 2019, and 2018, respectively.

Options to purchase 1,613 and 1,952 shares for the years ended March 31, 2020 and 2018, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related unamortized expense, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive.

The diluted EPS calculation for the year ended March 31, 2019, excludes 106 potential common shares that were antidilutive due to the net loss for the year.

Further, market- and performance-based awards, such as those issued to Legg Mason executive officers, are excluded from potential dilution until the designated market or performance condition is met.

15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes cumulative foreign currency translation adjustments and gains and losses on defined benefit pension plans. The change in the accumulated translation adjustments for fiscal 2020 and fiscal 2019, primarily resulted from the impact of changes in the Australian dollar, the British pound, the Brazilian real, the Singapore dollar, and the Japanese yen, in relation to the U.S. dollar on the net assets of Legg Mason's subsidiaries in the U.K., Australia, Brazil, Japan, and Singapore, for which the pound, Australian dollar, the Singaporean dollar, the real, and the yen, are the functional currencies, respectively.
A summary of Legg Mason's accumulated other comprehensive loss as of March 31 is as follows:

	2020	2019
Foreign currency translation adjustment	$(194,515)	$(113,429)
Changes in defined benefit pension plan	(791)	(17,807)
Total Accumulated other comprehensive loss	$(195,306)	$(131,236)

There were no significant amounts reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) for the years ended March 31, 2020, 2019, and 2018.

16. Noncontrolling Interests

Net income attributable to noncontrolling interests included the following amounts:

	Years Ended March 31,
	2020	2019	2018
Net income attributable to redeemable noncontrolling interests	$47,228	$28,029	$42,872
Net income attributable to nonredeemable noncontrolling interests	5,891	8,413	8,403
Total	$53,119	$36,442	$51,275

The following tables present the changes in redeemable and nonredeemable noncontrolling interests:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2017	$58,470	$591,254	$28,048	$677,772	$27,798
Net income attributable to noncontrolling interests	6,656	36,216	—	42,872	8,403
Subscriptions (redemptions), net, and other	59,921	(2,693)	—	57,228	—
Distributions	—	(53,388)	—	(53,388)	(8,470)
Foreign exchange	—	381	—	381	—
Vesting/change in estimated redemption value	—	2,180	5,250	7,430	—
Balance as of March 31, 2018	125,047	573,950	33,298	732,295	27,731
Net income attributable to noncontrolling interests	776	27,253	—	28,029	8,413
Subscriptions (redemptions), net	(22,193)	—	—	(22,193)	—
Settlement of affiliate noncontrolling interest put:
Payment	—	(15,547)	—	(15,547)	—
Change in redemption value	—	(12,345)	—	(12,345)	—
Distributions	—	(29,815)	—	(29,815)	(8,760)
Grants (settlements), net	—	—	(1,325)	(1,325)	2,400
Foreign exchange	—	(4,738)	—	(4,738)	—
Vesting/change in estimated redemption value	—	1,837	16,178	18,015	—
Balance as of March 31, 2019	103,630	540,595	48,151	692,376	29,784
Net income attributable to noncontrolling interests	12,906	34,322	—	47,228	5,891
Subscriptions (redemptions), net	604	—	(150)	454	—
Business acquisition	—	11,715	—	11,715	—
Purchase of affiliate noncontrolling interest put:
Payment (fair value portion)	—	(8,789)	—	(8,789)	—
Change in redemption value	—	(25,708)	—	(25,708)	—
Distributions	—	(30,542)	—	(30,542)	(6,633)
Foreign exchange	—	(1,071)	—	(1,071)	—
Vesting/change in estimated redemption value	—	4,900	23,851	28,751	—
Balance as of March 31, 2020	$117,140	$525,422	$71,852	$714,414	$29,042
(1) Related to VIEs and seeded investment products.
(2) Related to Royce management equity plan.

The following tables present the changes in redeemable noncontrolling interests by affiliate (exclusive of management equity plans):

	Redeemable noncontrolling interests
	EnTrust Global	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2017	$404,852	$113,173	$68,747	$4,482	$591,254
Net income (loss) attributable to noncontrolling interests	19,709	13,172	3,474	(139)	36,216
Subscriptions (redemptions), net	—	—	—	(2,693)	(2,693)
Distributions	(37,677)	(11,253)	(4,317)	(141)	(53,388)
Foreign exchange	—	—	381	—	381
Change in estimated redemption value	—	2,180	—	—	2,180
Balance as of March 31, 2018	386,884	117,272	68,285	1,509	573,950
Net income (loss) attributable to noncontrolling interests	9,735	16,127	1,660	(269)	27,253
Distributions	(15,935)	(11,734)	(2,134)	(12)	(29,815)
Settlement of affiliate noncontrolling interest put:
Payment	—	—	(15,547)	—	(15,547)
Change in redemption value	—	—	(12,345)	—	(12,345)
Foreign exchange	—	—	(4,738)	—	(4,738)
Change in estimated redemption value	—	1,837	—	—	1,837
Balance as of March 31, 2019	380,684	123,502	35,181	1,228	540,595
Net income attributable to noncontrolling interests	14,636	19,518	106	62	34,322
Business acquisition	—	—	—	11,715	11,715
Distributions	(16,230)	(14,310)	—	(2)	(30,542)
Purchase of affiliate noncontrolling interest:
Payment (fair value portion)	—	—	(8,789)	—	(8,789)
Change in redemption value	—	—	(25,708)	—	(25,708)
Foreign exchange	—	—	(790)	(281)	(1,071)
Change in estimated redemption value	—	4,900	—	—	4,900
Balance as of March 31, 2020	$379,090	$133,610	$—	$12,722	$525,422

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

On May 10, 2019, Legg Mason purchased the 15% equity interest in RARE Infrastructure held by the firm's management team for total consideration of $21,988. The initial cash payment of $11,967, which included related dividends in arrears of $1,759, was paid on May 10, 2019. One-half of the remaining balance was paid in May 2020 and the remaining one-half will be due two years after closing, subject to certain conditions. The $11,440 difference between the fair value of the noncontrolling interest on the settlement date and the total consideration due (excluding dividends in arrears) was recorded as Compensation and benefits in the year ended March 31, 2020. The $25,708 difference between the fair value and the carrying value of the noncontrolling interest of $34,497 on the settlement date was recorded as an increase to additional paid in capital. This purchase was part of Legg Mason's strategic restructuring, as further discussed in Note 18, to pursue operational efficiencies between RARE Infrastructure and ClearBridge intended to reduce costs and enhance growth opportunities for both of the businesses.

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

17. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Australian dollar, Singapore dollar, Japanese yen, and euro. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for legally enforceable settlement netting and close-out netting between Legg Mason and that counterparty. Other assets recorded in the Consolidated Balance Sheets as of March 31, 2020 and 2019, were $4,716 and $4,183, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of March 31, 2020 and 2019, were $13,872 and $7,579, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds and treasuries that benchmark the hedged seed capital investments and has entered into total return swap arrangements with respect to certain Legg Mason sponsored ETFs, as further discussed below.

Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the years ended March 31, 2020, 2019, or 2018. As of March 31, 2020, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $323,031, and open futures contracts relating to seed capital investments with aggregate notional amounts totaling $74,988. With the exception of the total return swap arrangements and related futures contracts discussed below, these amounts are representative of the level of non-hedge designation derivative activity throughout the years ended March 31, 2019, 2018, and 2017. As of March 31, 2020, the weighted-average remaining contract terms for currency forward contracts was six months and for futures contracts relating to seed capital investments was three months.

Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored ETFs, which resulted in investments by each of the financial intermediaries in the respective ETF. Under the terms of each of the total return swap arrangements, Legg Mason receives the related investment gains and losses on the underlying shares of the ETF and pays a floating rate on the value of the underlying shares. Each of the total return swap arrangements allows either party to terminate all or part of the arrangement and provides for automatic termination upon occurrence of certain events. Each financial intermediary counterparty may hedge its total return swap position through an investment in the ETF and the financial intermediaries purchased interests in the related Legg Mason ETF on the date of the transactions. The aggregate notional amount for the two total return swaps outstanding as of March 31, 2020 was $14,164, with a weighted-average remaining contract term of six months. The floating rate paid on the value of the underlying securities for all total return swap arrangements outstanding as of March 31, 2020 was three-month LIBOR plus 1.6%.

In connection with the total return swap arrangements, Legg Mason executed futures contracts with notional amounts totaling $6,128 as of March 31, 2020, to partially hedge the gains and losses recognized on the total return swaps. These contracts had a weighted-average remaining contract term of three months.

As further discussed in Note 20, the total return swap arrangements create variable interests in the underlying funds for Legg Mason, and, if significant, Legg Mason is deemed to be the primary beneficiary. Accordingly, Legg Mason may consolidate ETF products with significant open total return swap arrangements.

The following table presents the derivative assets and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount as of March 31, 2020
Derivative instruments not designated as hedging instruments
Currency forward contracts	$4,493	$(1,709)	$2,784	$—	$—	$2,784
Futures contracts relating to:
Seed capital investments	—	—	—	1,802	2,206	4,008
Total return swaps	—	—	—	130	158	288
Total futures contracts	—	—	—	1,932	2,364	4,296
Total derivative instruments not designated as hedging instruments	$4,493	$(1,709)	$2,784	$1,932	$2,364	$7,080

The following table presents the derivative liabilities and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount as of March 31, 2020
Derivative instruments not designated as hedging instruments
Currency forward contracts	$(11,482)	$4,368	$(7,114)	$—	$—	$(7,114)
Futures contracts relating to:
Seed capital investments	—	—	—	(3,203)	7,326	4,123
Total return swaps	—	—	—	(360)	754	394
Total future contracts	—	—	—	(3,563)	8,080	4,517
Total return swaps	—	—	—	(3,195)	4,125	930
Total derivative instruments not designated as hedging instruments	$(11,482)	$4,368	$(7,114)	$(6,758)	$12,205	$(1,667)

The following table presents the derivative assets and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$3,997	$(1,874)	$2,123	$—	$—	$2,123
Total return swaps	—	—	—	2,060	2,310	4,370
Total derivative instruments not designated as hedging instruments	$3,997	$(1,874)	$2,123	$2,060	$2,310	$6,493

The following table presents the derivative liabilities and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2019

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(7,465)	$2,094	$(5,371)	$—	$—	$(5,371)
Futures contracts relating to:
Seed capital investments	—	—	—	(1,798)	7,640	5,842
Total return swaps	—	—	—	(410)	1,104	694
Total futures contracts	—	—	—	(2,208)	8,744	6,536
Total derivative instruments not designated as hedging instruments	$(7,465)	$2,094	$(5,371)	$(2,208)	$8,744	$1,165

The following table presents gains (losses) recognized in the Consolidated Statements of Income (Loss) on derivative instruments. As described above, the currency forward contracts and futures and forward contracts for seed capital investments included below are economic hedges of interest rate and market risk of certain operating and investing activities of Legg Mason.

		Years Ended March 31,
		2020		2019		2018
	Income Statement Classification	Gains	Losses	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$6,534	$(20,494)	$8,881	$(17,270)	$13,880	$(6,774)
Seed capital investments	Other non-operating income (expense)	8,232	(864)	4,904	(930)	494	(2,459)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	23,298	(13,625)	17,648	(18,416)	222	(24,025)
Total return swaps	Other non-operating income (expense)	2,208	(1,752)	3,116	(5,615)	90	(8,721)
Total return swaps	Other non-operating income (expense)	1,259	(2,569)	4,316	—	2,247	(1,142)
Total gain (loss) from derivatives not designated as hedging instruments		$41,531	$(39,304)	$38,865	$(42,231)	$16,933	$(43,121)

18. Strategic Restructuring

In fiscal 2019, Legg Mason initiated a strategic restructuring to reduce costs, which includes corporate and distribution functions, as well as efficiency initiatives at certain smaller affiliates that operate outside of revenue-sharing arrangements. The strategic restructuring is expected to be substantially complete by the end of fiscal 2021 and Legg Mason does not expect the Merger to have an impact on the strategic restructuring.

This plan involves restructuring costs beginning January 1, 2019, which are primarily comprised of employee termination benefits and retention incentives expensed over identified transition periods. The restructuring costs also include charges for consolidating leased office space and other costs, including professional fees. Legg Mason expects to incur total strategic restructuring costs in the range of $100,000 to $105,000 through March 2021 that are expected to result in future cost savings. Cumulative strategic restructuring costs incurred through March 31, 2020 were $80,386.

The table below presents a summary of changes in the strategic restructuring liability from January 1, 2019 through March 31, 2020, and cumulative charges incurred to date:

	Compensation and benefits	Occupancy	Other	Total
Balance as of January 1, 2019	$—	$—	$—	$—
Accrued charges	—	2,090	6,504	8,594
Balance as of March 31, 2019	—	2,090	6,504	8,594
Accrued charges	44,919	4,426	7,887	57,232
Payments	(28,955)	(622)	(13,506)	(43,083)
Balance as of March 31, 2020	$15,964	$5,894	$885	$22,743
Non-cash charges(1)
Three months ended March 31, 2019	$—	$758	$—	$758
Year ended March 31, 2020	12,325	1,477	—	13,802
Total	$12,325	$2,235	$—	$14,560
Cumulative charges incurred through March 31, 2020	$57,244	$8,751	$14,391	$80,386
(1) Includes stock-based compensation expense and accelerated fixed asset depreciation.

The estimates for the remaining strategic restructuring costs expected to be incurred through fiscal 2021 are as follows:

	Minimum	Maximum
Compensation and benefits	$3,000	$4,000
Occupancy	7,000	9,000
Other costs	10,000	12,000
Total	$20,000	$25,000

While management expects the total estimated costs to be within the range disclosed, the ultimate nature and timing of the costs may differ from those presented above.

19. Business Segment Information

Legg Mason is a global asset management company that provides investment management and related services to a wide array of clients. The Company operates in one reportable business segment, Global Asset Management. Global Asset Management provides investment advisory services to institutional and individual clients and to company-sponsored investment funds. The primary sources of revenue in Global Asset Management are investment advisory, distribution and administrative fees, which typically are calculated as a percentage of AUM and vary based upon factors such as the type of underlying investment product and the type of services that are provided. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks. See Note 13 for Total Operating Revenues disaggregated by geographic location.

The table below reflects our long-lived assets by geographic region as of March 31:

INTANGIBLE ASSETS, NET AND GOODWILL	2020	2019	2018
United States	$4,189,706	$4,216,962	$4,384,716
United Kingdom	592,143	592,971	744,552
Other International	421,607	460,380	600,746
Total	$5,203,456	$5,270,313	$5,730,014

20. Variable Interest Entities and Consolidated Investment Vehicles

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

	March 31,
	2020		2019		2018
	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)
Sponsored investment partnerships	2	$1,690	2	$11,671	2	$16,670
Trust structure foreign mutual funds	5	19,303	7	23,005	4	12,485
Employee trust structure funds	1	5,188	2	6,215	2	7,328
ETFs(2)	2	2,216	3	2,821	2	7,371
Total	10	$28,397	14	$43,712	10	$43,854
(1) Represents Legg Mason's maximum risk of loss, excluding uncollected advisory fees.

(2)
Under the total return swap arrangements, Legg Mason receives the related investment gains and losses on investments in two of Legg Mason's ETFs with notional amounts totaling $14,164 as of March 31, 2020. See Note 17 for additional information regarding total return swaps.

The assets of these CIVs are primarily comprised of investment securities and as of March 31, 2020, the liabilities of these CIVs were primarily comprised of payables for purchased securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

Legg Mason also consolidates certain VRE products with seed capital investments where Legg Mason maintains a controlling financial interest in the product. As of March 31, 2020, 2019, and 2018, Legg Mason consolidated four, five and eight VRE products with seed capital investments totaling $41,774, $24,924, and $31,959, respectively.

See Note 1 for additional information regarding VIEs, VREs, and the consolidation of investment products.

The following tables reflect the impact of CIVs and other consolidated sponsored investment products in the Consolidated Balance Sheets and the Consolidated Statements of Income (Loss):
Consolidating Balance Sheets

	March 31, 2020				March 31, 2019
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Reclassifications & Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Reclassifications & Eliminations	Consolidated Totals
Current Assets	$1,942,583	$131,869	$(34,828)	$2,039,624	$1,916,485	$144,091	$(40,720)	$2,019,856
Non-current assets	5,945,353	22,313	(1,170)	5,966,496	5,768,265	8,993	(2,992)	5,774,266
Total Assets	$7,887,936	$154,182	$(35,998)	$8,006,120	$7,684,750	$153,084	$(43,712)	$7,794,122
Current Liabilities	$925,013	$1,044	$—	$926,057	$1,104,002	$5,742	$—	$1,109,744
Non-current liabilities	2,543,968	—	—	2,543,968	2,302,463	—	—	2,302,463
Total Liabilities	3,468,981	1,044	—	3,470,025	3,406,465	5,742	—	3,412,207
Redeemable Non-controlling interests	597,274	—	117,140	714,414	588,746	—	103,630	692,376
Total Stock-holders’ Equity	3,821,681	153,138	(153,138)	3,821,681	3,689,539	147,342	(147,342)	3,689,539
Total Liabilities and Equity	$7,887,936	$154,182	$(35,998)	$8,006,120	$7,684,750	$153,084	$(43,712)	$7,794,122

(1)	Other represents consolidated sponsored investment product VREs that are not designated as CIVs.

Consolidating Statements of Income (Loss)

$51,439

	Year Ended March 31, 2020
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$2,922,527	$—	$(402)	$2,922,125
Total Operating Expenses	2,415,473	1,498	(6)	2,416,965
Operating Income (Loss)	507,054	(1,498)	(396)	505,160
Total Non-Operating Income (Expense)	(109,426)	19,726	(4,926)	(94,626)
Income (Loss) Before Income Tax Provision (Benefit)	397,628	18,228	(5,322)	410,534
Income tax provision	106,048	—	—	106,048
Net Income (Loss)	291,580	18,228	(5,322)	304,486
Less: Net income (loss) attributable to noncontrolling interests	40,213	3,464	9,442	53,119
Net Income (Loss) Attributable to Legg Mason, Inc.	$251,367	$14,764	$(14,764)	$251,367
(1) Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

	Year Ended March 31, 2019
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$2,903,858	$—	$(599)	$2,903,259
Total Operating Expenses	2,799,168	1,679	(690)	2,800,157
Operating Income (Loss)	104,690	(1,679)	91	103,102
Total Non-Operating Income (Expense)	(76,971)	(2,381)	4,745	(74,607)
Income (Loss) Before Income Tax Provision	27,719	(4,060)	4,836	28,495
Income tax provision	20,561	—	—	20,561
Net Income (Loss)	7,158	(4,060)	4,836	7,934
Less: Net income (loss) attributable to noncontrolling interests	35,666	(1,816)	2,592	36,442
Net Income (Loss) Attributable to Legg Mason, Inc.	$(28,508)	$(2,244)	$2,244	$(28,508)

(1) Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

	Year Ended March 31, 2018
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$3,140,900	$—	$(578)	$3,140,322
Total Operating Expenses	2,816,022	927	(628)	2,816,321
Operating Income (Loss)	324,878	(927)	50	324,001
Total Non-Operating Income (Expense)	(97,694)	10,046	(2,513)	(90,161)
Income (Loss) Before Income Tax Provision	227,184	9,119	(2,463)	233,840
Income tax benefit	(102,510)	—	—	(102,510)
Net Income (Loss)	329,694	9,119	(2,463)	336,350
Less: Net income (loss) attributable to noncontrolling interests	44,619	265	6,391	51,275
Net Income (Loss) Attributable to Legg Mason, Inc.	$285,075	$8,854	$(8,854)	$285,075
(1) Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Non-Operating Income (Expense) of CIVs and Other includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

As of March 31, 2020 and 2019, financial assets of CIVs carried at fair value totaling $93,648 and $70,197, respectively, were valued using Level 1 inputs, $23,118 and $55,182, respectively, were valued using Level 2 inputs, and $2,029 and $12,547, respectively, were valued using NAV as a practical expedient. As of March 31, 2019, financial liabilities of CIVs carried at fair value of $4,217 were valued using Level 2 inputs. There were no financial liabilities of CIVs as of March 31, 2020.

There were no transfers between Level 1 and Level 2 assets or liabilities during the years ended March 31, 2020 and 2019.

The NAVs used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes the nature of these investments and any related liquidation restrictions or other factors, which may impact the ultimate value realized:

		Fair Value Determined Using NAV			As of March 31, 2020
Category of Investment	Investment Strategy	March 31, 2020		March 31, 2019	Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$2,029	(1)	$12,547	n/a	n/a
n/a - not applicable

(1)	Redemption restrictions: 11% monthly redemption; 89% quarterly redemption.

Legg Mason's carrying value and maximum risk of loss for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, were as follows:

	As of March 31, 2020		As of March 31, 2019
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
Real Estate Investment Trusts	$2,922	$5,442	$10,812	$15,241
Other investment funds	33,365	52,230	25,155	45,897
Total	$36,287	$57,672	$35,967	$61,138

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $31,325,927 and $29,025,764 as of March 31, 2020 and 2019, respectively.

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

21. Subsequent Event

On April 3, 2020, Legg Mason borrowed $250,000 under the Credit Agreement as a precautionary measure to provide additional liquidity for general corporate purposes in the current uncertain market environment.

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts or unless otherwise noted)
(Unaudited)

	Quarter Ended
Fiscal 2020(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$719,587	$753,914	$743,264	$705,360
Operating Expenses	553,333	623,920	618,287	621,425
Operating Income	166,254	129,994	124,977	83,935
Non-Operating Income (Expense)	(65,289)	(5,327)	(19,692)	(4,318)
Income before Income Tax Provision	100,965	124,667	105,285	79,617
Income tax provision	25,582	33,664	28,754	18,048
Net Income	75,383	91,003	76,531	61,569
Less: Net income attributable to noncontrolling interests	11,224	16,228	9,448	16,219
Net Income Attributable to Legg Mason, Inc.	$64,159	$74,775	$67,083	$45,350
Net Income per share Attributable to Legg Mason, Inc. Shareholders:
Basic	$0.71	$0.83	$0.75	$0.51
Diluted	0.70	0.83	0.74	0.51
Cash dividend declared per share	0.40	0.40	0.40	0.40
Assets Under Management (in millions):
End of period	$730,816	$803,534	$781,796	$780,239
Average	782,444	791,704	779,848	765,918

(1)	Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

	Quarter Ended
Fiscal 2019(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$692,605	$704,322	$758,427	$747,905
Operating Expenses, excluding Impairment of intangible assets	614,480	575,549	622,699	622,229
Impairment of intangible assets	—	365,200	—	—
Operating Income (Loss)	78,125	(236,427)	135,728	125,676
Non-Operating Income (Expense)	(2,843)	(30,317)	(24,811)	(16,636)
Income (Loss) before Income Tax Provision (Benefit)	75,282	(266,744)	110,917	109,040
Income tax provision (benefit)	20,396	(60,354)	29,844	30,675
Net Income (Loss)	54,886	(206,390)	81,073	78,365
Less: Net income attributable to noncontrolling interests	5,399	10,498	8,270	12,275
Net Income (Loss) Attributable to Legg Mason, Inc.	$49,487	$(216,888)	$72,803	$66,090
Net Income (Loss) per share Attributable to Legg Mason, Inc. Shareholders:
Basic	$0.56	$(2.55)	$0.82	$0.75
Diluted	0.56	(2.55)	0.82	0.75
Cash dividend declared per share	0.34	0.34	0.34	0.34
Assets Under Management (in millions):
End of period	$757,982	$727,213	$755,450	$744,564
Average	748,681	739,324	750,244	749,542

(1)	Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.

As of March 31, 2020, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurance basis. Other than described below, there have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

In February 2020, Legg Mason completed its expansion of an existing general ledger system to include all of its principal subsidiaries to further improve the overall system of internal controls over financial reporting and ultimately provide efficiencies from one common general ledger system. The system expansion was significant and complex, resulting in the modification of certain internal controls.

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

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Information concerning our executive officers and members of our Board of Directors is set forth below. There are no family relationships between any of our directors and executive officers. Except for Trian, none of the organizations identified below with which an officer has previously been employed, or with which a director is employed, or associated is a parent, subsidiary or affiliate of Legg Mason.

Executive Officers

Joseph A. Sullivan’s biographical information is set forth below under the heading “Directors”.

Peter H. Nachtwey, age 64, was elected Chief Financial Officer and Senior Executive Vice President of Legg Mason in January 2011 when he joined the firm. From July 2007 through December 2010, Mr. Nachtwey served as Chief Financial Officer of The Carlyle Group, an alternative investment management firm, where he had responsibility for all of the financial and a number of the operational functions at the firm. Prior to The Carlyle Group, Mr. Nachtwey spent more than 25 years at Deloitte & Touche, LLP, an accounting firm, most recently as Managing Partner of the Investment Management practice.

Terence Johnson, age 48, was appointed Head of Global Distribution in March 2013 and elected Executive Vice President in April 2013. Since October 2012, he had been serving as interim Head of Global Distribution, overseeing U.S. Distribution, International Distribution, Global Product Development, Marketing, and Administration and Operations of the division. Prior to that, Mr. Johnson headed International Distribution at Legg Mason. Mr. Johnson joined Legg Mason in December 2005 from Citigroup Asset Management following its acquisition by Legg Mason.

Patricia Lattin, age 55, was appointed Head of Global Human Resources in January 2009 and Chief Human Resources Officer in June 2017. Ms. Lattin oversees Legg Mason's Human Resources department and leads the firm's efforts in Corporate Social Responsibility and Philanthropy. Ms Lattin joined Legg Mason in 1997 and has served in a variety of positions in Legg Mason's Human Resources department, including Head of Employee Relations, Director of Human Resources Administration which included Director of Benefits and Director of Employment.

Thomas C. Merchant, age 52, was appointed General Counsel in March 2013 and elected Executive Vice President in April 2013. Mr. Merchant continues to serve as Corporate Secretary, a position he has held since 2008. Mr. Merchant oversees Legg Mason's legal, compliance and risk departments. Mr. Merchant previously served as Corporate General Counsel and Deputy General Counsel. Mr. Merchant joined Legg Mason as Associate General Counsel in 1998.

Directors

Robert E. Angelica, age 73, has been a director of Legg Mason since February 2007 and is currently engaged in private investment activities. From 1999 through December 2006, Mr. Angelica served as the Chairman and Chief Executive Officer of AT&T Investment Management Corporation (“ATTIMCO”), an asset management subsidiary of AT&T Inc.

Mr. Angelica’s qualifications to serve on our Board include his extensive financial industry knowledge and substantial leadership experience gained while serving as the Chairman and Chief Executive Officer of ATTIMCO, which was responsible for the investment and administration of more than $80 billion of employee benefit plan assets for AT&T Inc. and certain third parties. Mr. Angelica’s diverse experience includes the development of asset allocation policies and strategies, risk management, selection of external investment managers and trustees, in-house asset management, regulatory compliance and accounting and financial reporting. He was awarded the Chartered Financial Analyst designation. Our Board has determined that Mr. Angelica qualifies as an “audit committee financial expert” under the rules and regulations of the SEC.

Carol Anthony (“John”) Davidson, age 64, has been a director of Legg Mason since May 2014, and is currently engaged in private investment activities. From January 2004 to September 2012, Mr. Davidson served as the Senior Vice President, Controller and Chief Accounting Officer of Tyco International Ltd. (“Tyco”). Mr. Davidson has served as a director of TE Connectivity Ltd. since March 2016 and a director of Allergan Plc since May 2018. Mr. Davidson previously served as a director of DaVita, Inc. from December 2010 to March 2018 and as a director of Pentair Plc from October 2012 to April 2018. From 2013 to 2018, Mr. Davidson served on the Board of Governors of the Financial Industry Regulatory Authority (“FINRA”) and from 2011 to 2015, Mr. Davidson served as a member of the Board of Trustees of the Financial Accounting Foundation, which oversees financial accounting and reporting standard setting processes for the United States.

Mr. Davidson’s qualifications to serve on our Board include his more than 30 years of leadership experience across multiple industries, including his leadership roles at Tyco, six years at Dell Inc., where he held various leadership roles, including vice president, audit, risk and compliance, and vice president, corporate controller and 16 years at Eastman Kodak Company in a variety of accounting and financial leadership roles. In addition, Mr. Davidson, a certified public accountant, has a strong track record of implementing governance and controls processes. Our Board has determined that Mr. Davidson qualifies as an “audit committee financial expert” under the rules and regulations of the SEC.

Edward P. Garden, age 59, has been a director of Legg Mason since May 2019 and has been Chief Investment Officer and a Founding Partner of Trian Fund Management, L.P. (“Trian”), a multi-billion dollar asset management firm specializing in helping companies to optimize operational performance, since 2005. Mr. Garden currently serves as a director of General Electric Company, an industrial company, and served as a director of The Bank of New York Mellon Corporation from December 2014 to June 2019, where he chaired its Human Resources and Compensation Committee, as a director of Family Dollar Stores, Inc., a discount retailer, from September 2011 until its acquisition by Dollar Tree, Inc. in July 2015, as a director of The Wendy’s Company, a restaurant chain, from December 2004 to December 2015, and as a director of Pentair plc, an industrial manufacturing company, from May 2016 to April 2018. Previously he served as Vice Chairman and a director of Triarc Companies, Inc. from December 2004 through June 2007 and Executive Vice President from August 2003 until December 2004. Prior to joining Triarc, Mr. Garden was a managing director of Credit Suisse First Boston, where he served as a senior investment banker and a managing director at BT Alex Brown, where he was co-head of Equity Capital Markets. Mr. Garden graduated from Harvard College with a B.A. in Economics.

Mr. Garden’s qualifications to serve on our Board include his over 25 years of experience advising, financing, operating and investing in companies. Mr. Garden has worked with management teams and boards of directors to implement growth initiatives as well as operational, strategic and corporate governance improvements. Mr. Garden has strong operating experience, a network of relationships with institutional investors and investment banking/capital markets experience that can be utilized for the benefit of Legg Mason.

Michelle J. Goldberg, age 51, has been a director of Legg Mason since November 2017 and has been a Partner at Ignition Partners, an early stage, technology venture capital firm, and a Venture Partner at SoGal Ventures, investing in the next generation’s lifestyle and health, since May 2000. Before joining Ignition, Ms. Goldberg was a consultant in financial institutions and technology and an investment banker in middle market mergers and acquisitions. Ms. Goldberg joined the board of Taubman Centers, Inc. on May 29, 2019. Ms. Goldberg has a B.A. in Asian Studies from Columbia College and an M.A. in East Asian Studies from Harvard University.

Ms. Goldberg’s qualifications to serve on our Board include her advisory and investment experience across multiple industries, including eCommerce and digital media, internet analytics and mobile and enterprise software and her experience as a consultant in financial institutions and technology and an investment banker in middle market mergers and acquisitions. In addition, Ms. Goldberg has served on a number of company boards, including the board of Plum Creek Timber until its merger with Weyerhaeuser, and multiple portfolio company boards over the past two decades.

Stephen C. Hooley, age 57, was the Chairman, President and Chief Executive Officer of DST Systems, Inc., a provider of information processing software and services to the mutual fund, insurance, retirement and health care industries, from July 2014 through April 2018, President and Chief Executive Officer from September 2012 to July 2014 and served as the President and Chief Operating Officer from July 2009 through September 2012. Prior to joining DST Systems, Inc., Mr. Hooley served as President and Chief Executive Officer of Boston Financial Data Services, Inc., a joint venture between DST Systems, Inc. and State Street Corporation and held a variety of executive roles at State Street Corporation. Mr. Hooley began his career at Texas Instruments. Mr. Hooley currently serves as a director of Stericycle, Inc., a compliance company that specializes in collecting and disposing regulated substances and providing services for recalled and expired goods, and served as a director of DST Systems, Inc. from September 2012 through April 2018. He served as a director of Boston Financial Data Services, Inc. from 2009 through 2013.

Mr. Hooley’s qualifications to serve on our Board include his extensive understanding of the financial services industry and over 25 years of experience in a variety of leadership roles at financial services companies and firms that provide advice and services to the financial services industry. In addition, Mr. Hooley has experience as a director of both public and private companies, including membership on both the audit and compensation committees of a publicly-traded company.

John V. Murphy, age 70, has been a director of Legg Mason since June 2013 and has served as our Lead Independent Director since October 2014. Mr. Murphy is currently engaged in private investment activities. Mr. Murphy was employed by Korn/Ferry International, an executive search firm as a Managing Director for the Asset Management and Wealth Management section of the Global Financial Market, from 2010 to 2012. From 2000 to 2009, Mr. Murphy was employed in various senior positions with OppenheimerFunds Inc., an asset management firm, including Chairman, President and Chief Executive Officer. He also served as a director of over 60 mutual funds in the OppenheimerFunds complex. Prior to joining OppenheimerFunds, he spent eight years with MassMutual Financial Group, OppenheimerFunds’ parent company, in a variety of senior roles. Before that, he was a founding principal of Liberty Financial Companies Inc., an investment management firm. He began his career at Arthur Andersen & Co. in 1972 as an accountant.

Mr. Murphy’s qualifications to serve on our Board include the knowledge, leadership and experience gained in over 30 years of experience working in the investment management business and as a Chairman, President and Chief Executive Officer of a large, complex asset management organization. In addition, he gained extensive industry and leadership experience by serving as Chairman and as a member of the Executive Committee and the Board of Governors of the Investment Company Institute.

Nelson Peltz, age 77, has been a director of Legg Mason since May 2019 and previously served as a director of Legg Mason from October 2009 until December 2014. Mr. Peltz has served as the Chief Executive Officer and a Founding Partner of Trian, a multi-billion dollar asset management firm specializing in helping companies to optimize operational performance, since 2005. Mr. Peltz has served as director of The Wendy’s Company (“Wendy’s”), the world’s third largest quick-service hamburger company, since April 1993 and as its non-executive Chairman since June 2007. Mr. Peltz has also served as a director of as a director of Sysco Corporation (“Sysco”), the largest North American distributor of food and related products, since August 2015, The Procter and Gamble Company ("P&G"), a global consumer products company, since March 2018, and The Madison Square Garden Sports Corp. (formerly The Madison Square Garden Company), a sports, entertainment and media company, since September 2015. Mr. Peltz previously served on the board of directors of Mondelez
International, Inc. (“Mondelez”), a global snacking company from January 2014 to March 2018, MSG Networks, Inc. (“MSG Networks”), a sports media company, from December 2014 to September 2015 and, Ingersoll-Rand plc (“Ingersoll-Rand”), an Irish global diversified industrial company, from August 2012 to June 2014, H. J. Heinz Company (“Heinz”), a global packaged food manufacturer from September 2006 until June 2013.

In addition to founding Trian, Mr. Peltz has served in senior management positions at various companies. From 1993 to 2007, he served as the Chairman and Chief Executive Officer of Triarc Companies, Inc. (now known as The Wendy’s Company), which, during that period, owned Arby’s Restaurant Group, Inc. and acquired Snapple Beverage Group, as well as other consumer and industrial businesses. Mr. Peltz was also Chairman & Chief Executive Officer of Triangle Industries, Inc., a Fortune 100 industrial company and the parent of American National Can Company, from 1983 until December 1988, when it was acquired by Pechiney, S.A. Mr. Peltz has more than 40 years of business and investment experience, has served as the chairman and chief executive officer of public companies for over 20 years and has extensive public company board experience--currently serving on the boards of Sysco, Wendy’s, P&G and Madison Square Garden and previously serving on the boards of Mondelez, Heinz, Ingersoll-Rand, MSG Networks and Legg Mason.

Throughout his professional career, he has developed extensive experience working with management teams and boards, as well as in acquiring, investing in and building companies and implementing operational improvements at the companies with which he has been involved. Mr. Peltz was also recognized by the National Association of Corporate Directors in 2010, 2011 and 2012 as among the most influential people in the global corporate governance arena. As a result, Mr. Peltz has developed strong operating experience and strategic planning skills, valuable leadership and corporate governance experience and strong relationships with institutional investors, investment banking/capital markets advisors and others that we believe will benefit Legg Mason and its Board.

Alison A. Quirk, age 58, has been a director of Legg Mason since November 2017 and is currently engaged in private consulting. From September 2002 until March 2017, Ms. Quirk was a member of the Management Committee and executive vice president of Global Human Resources at State Street Corporation. Ms. Quirk joined State Street Corporation in September 2002 as senior vice president, Deutsche Global Services Integration Team, and subsequently held various senior human resources roles. Ms. Quirk has a B.A. from the University of New Hampshire.

Ms. Quirk’s qualifications to serve on our Board include her experience in human resources, marketing and communications focused roles at various financial services firms. In addition, her prior board experience includes serving on the board of Boston Financial Data Services, a joint venture between State Street Corporation and DST Systems.

Joseph A. Sullivan, age 62, has been a director of Legg Mason since February 2013 and has served as our Chairman since October 2014. Mr. Sullivan was elected President, Chief Executive Officer and a member of the Board in February 2013. Before being appointed as President and Chief Executive Officer, Mr. Sullivan served as Interim Chief Executive Officer of Legg Mason from October 1, 2012 to February 11, 2013. Prior to that, Mr. Sullivan oversaw the global distribution operations of Legg Mason. He was elected Senior Executive Vice President of Legg Mason in September 2008 and until January 2011 was responsible for overseeing administrative functions as Chief Administrative Officer. From December 2005 to September 2008, he was responsible for overseeing the fixed income capital markets operations of Stifel Nicolaus, a broker-dealer. From 1993 to December 2005, he oversaw the fixed income capital markets operations of Legg Mason Wood Walker, the company’s broker-dealer subsidiary that was sold in December 2005.

Mr. Sullivan’s qualifications to serve on our Board include a combination of his management skills and professional experience. Mr. Sullivan has more than 30 years of industry experience, including serving as Chief Executive Officer, Head of Global Distribution and Chief Administrative Officer of Legg Mason and senior roles at a number of other firms. Mr. Sullivan served on the board of directors of Stifel Financial Corp. from December 2005 to September 2008.

CORPORATE GOVERANCE

Code of Conduct

Upon the recommendation of the Nominating & Corporate Governance Committee, our Board of Directors has adopted a corporate Code of Conduct that applies to all directors, officers and employees of Legg Mason and its subsidiaries. The Code of Conduct addresses the following important topics, among others:

•	conflicts of interest;

•	corporate opportunities;

•	confidentiality of information;

•	fair dealing;

•	protection and proper use of Legg Mason’s assets;

•	compliance with laws, rules and regulations (including insider trading laws);

•	and encouraging the reporting of any illegal or unethical behavior.

A copy of the Code of Conduct is available on our corporate website at www.leggmason.com under the “About-Investor Relations-Governance-Corporate Governance” section. We intend to satisfy any disclosure requirement regarding any amendment to, or waiver of, our Code of Conduct by posting the information on our corporate website.

Legg Mason maintains an employee reporting hotline where employees can anonymously submit a complaint or concern regarding compliance with applicable laws, rules, regulations or the Code of Conduct as well as accounting, auditing, ethical or other concerns.

Audit Committee

The Audit Committee’s responsibilities include assisting the Board with the oversight of our financial accounting and reporting to stockholders. Its duties include:

•	selecting and compensating the independent registered public accounting firm (“Independent Auditors”);

•	providing oversight of the work of the Independent Auditors and reviewing the scope and results of the audits conducted by them;

•	ensuring the regular rotation of the lead audit partner and selecting, reviewing and evaluating the lead audit partner;

•	reviewing the activities and performance of our internal auditors;

•	discussing with Independent Auditors, internal auditors and management the organization and scope of our internal system of accounting and financial controls; and

•	reviewing and discussing certain matters that may have a material impact on our financial statements, including litigation and legal matters and critical accounting policies and estimates.

Our Board of Directors has determined that each of Messrs. Angelica, Davidson and Huff qualifies as an “audit committee financial expert” as defined by the SEC. Our Board of Directors has also determined that all members of our Audit Committee are “independent” as defined in the NYSE listing standards and applicable SEC rules. The Audit Committee satisfies the requirements of SEC Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rule 10A-3 establishes standards relating to audit committees in the following areas: the independence of audit committee members; the audit committee’s responsibility to select and oversee the company’s independent auditor; procedures for handling complaints regarding the company’s accounting practices; the authority of the audit committee to engage advisors; and funding for the independent auditor and any outside advisors engaged by the audit committee.

Relationship of Compensation and Risk

We conduct the majority of our business through our asset managers which are individual businesses. Each asset manager generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily alternatives, equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each of our significant asset managers is generally operated as a separate entity that typically markets its products and services under its own brand name. Certain distribution functions are often provided by the parent company and other affiliates. Consistent with this approach, we have revenue sharing arrangements in place with four of our asset managers and/or certain of their key officers. Pursuant to these revenue sharing arrangements, a specified percentage of the asset manager’s revenues, net of certain third party distribution expenses, is required to be distributed to the parent company and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, but excluding certain expenses such as amortization of acquired intangible assets and income taxes. Specific compensation allocations are determined by the asset manager’s management, subject to corporate management approval in certain cases. Our asset managers and other business units that do not operate under revenue sharing arrangements utilize a variety of discretionary or formulaic incentive compensation determinations. In addition, the management teams of three of our affiliates hold significant equity interests in the applicable company, which helps to align the interests of the management of those three affiliates with the interests of our stockholders. In addition, the asset management industry in which we operate tends to be a long-term business, as investment performance over multi-year periods is a critical competitive element of the business. Also, as is typical in the asset management business, and unlike other financial services companies, we are not exposed to the short-term risks arising from proprietary trading because we do not engage in proprietary trading.

The executive officer compensation program is structured in a manner intended to mitigate against providing incentives for inappropriate risk taking. The executive officers’ salaries are fixed in amount. Incentive compensation is linked to overall corporate performance. For fiscal year 2020, a substantial portion of compensation is in the form of deferred cash unit awards due to restrictions under the Merger Agreement on issuing equity awards. The deferred cash unit awards, which, as further described below after the Summary Compensation Table, vest ratably over a four year period, are accelerated and paid upon completion of the Merger, aligning the executives’ interests with the interests of Legg Mason’s stockholders to complete the transaction. These awards do not encourage excessive or inappropriate risk taking given that the executives have significant value tied to completing the Merger and incentive to manage Legg Mason’s business in compliance with covenants in the Merger Agreement that are intended to limit risk prior to completion of the transaction. In prior years, a substantial portion of compensation was in the form of long-term equity awards that aligned executives’ interests with those of Legg Mason’s stockholders, a substantial portion of which remain outstanding and unvested. The value of equity awards issued in prior years largely is tied to Legg Mason’s stock price. These awards do not encourage excessive or inappropriate risk taking given that the awards are subject to long-term vesting schedules to help ensure that executives have significant value tied to long-term stock price performance. We believe our incentive award program, coupled with our stock ownership guidelines and anti-hedging and pledging policies for executives, have created important linkages between the financial interests of our executives and the long-term performance of Legg Mason and help to protect against any incentive to disregard risks in return for potential short-term gains. Moreover, the Compensation Committee considers several performance metrics in establishing the executive compensation program each year, so no one metric creates an undue reward that might encourage excessive risk taking. Financial metrics are weighted 60%, Strategic and Affiliate Relationships metrics are weighted 30% and Organizational Health metrics are weighted 10%. The Committee establishes a target executive compensation incentive pool, but the aggregate amount is subject to adjustment in the discretion of the Compensation Committee based on the financial and qualitative performance metrics established by the Committee for use in making executive compensation decisions.

To further ensure the alignment of compensation with long-term performance, we have adopted a policy for the clawback of incentive compensation from named executive officers in the event a named executive officer’s acts or omissions contribute to a need for a restatement of our financial results or if a named executive officer is terminated for cause. Additional information on our executive officer compensation practices is discussed below under “Executive Compensation-Compensation Discussion and Analysis.”

We have considered the risks created by our compensation policies and practices, including mitigating factors, and, based on this review, do not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the company. This conclusion is supported by the work of a committee consisting of representatives from our finance, human resources, legal and enterprise risk management departments, which evaluates whether our compensation policies and practices are reasonably likely to have a material adverse effect on Legg Mason.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Relationship between Company Performance and Executive Compensation
Our performance assessment framework and executive compensation program are designed to link pay and performance.

Executive Compensation Program Design
The only fixed component of compensation is base salary, which ranges from approximately 6-27% of total direct compensation for our named executive officers.

Annual performance drives the payment of annual incentive compensation, which in prior years was divided into a current cash payment, an award of restricted stock units that vest over a four year period, and an award of performance share units that vest at the end of a three year period. Long-term performance as reflected in relative total stockholder return plus relative organic growth rate of long-term AUM drives the ultimate payout of the performance share units issued in prior years.

For fiscal year 2020, the Merger Agreement prohibited Legg Mason issuing equity awards to employees, including executive officers. Instead, executive officers received the same portion of their incentive awards that would have been paid as equity in the form of deferred cash units, which vest ratably over four years, beginning April 30, 2021 but are accelerated and paid out in cash upon the completion of the Merger, consistent with the treatment of outstanding equity awards. The terms of the deferred cash unit awards provide that the Committee may elect to convert the units into equity awards if the Merger is not completed.

Performance Assessment
The Compensation Committee of our Board of Directors (the “Committee”) uses a comprehensive process to continually assess performance, which includes frequent dialogue with management about financial performance relative to our goals and relative to the performance of competitors, and assessments of corporate and individual executive accomplishments.

The Committee, in consultation with its independent compensation consultant, considers our pay-for-performance alignment when making executive compensation decisions. This consideration includes reviewing the relationship of Legg Mason performance and executive pay levels as compared to that of competitors.

For fiscal year 2020, metrics were divided into three categories and weighted -financial performance (60%), strategy & affiliate relationships (30%) and organizational health (10%). Performance was evaluated in each category at the end of the fiscal year and payment was determined based on a payout scale from 0‐150% of target amounts.

Engagement and Responsiveness to Stockholders

Legg Mason regularly engages with key stockholders on governance and executive compensation issues. These conversations are in addition to investor conferences and outreach managed by our Investor Relations team and our engagement with stockholders after we file our proxy statements. In addition to outreach to our largest investors during proxy season, we contacted seventeen investors midway through the fiscal year, who held approximately 52% of our shares outstanding (as measured at September 30, 2019). Of the 17 stockholders contacted, 7 responded and 5 accepted an invitation for a call. We discussed board composition, non-employee director compensation and the Legg Mason Board’s response to the shareholder proposal, approved overwhelmingly at our 2019 annual meeting, to remove supermajority voting provisions from Legg Mason’s charter and bylaws.

Executive Compensation Practices
Below we highlight certain executive compensation practices we employ to align executive compensation with stockholder interests. Also listed below are certain compensation practices we do not employ because we do not believe they would serve our stockholders’ long-term interests.

What We Do

Pay for Performance. We tie annual pay to objective absolute performance metrics: our fiscal year 2020 Adjusted Operating Margin, Strategic restructuring cost savings, Net Revenue, Adjusted EBITDA and Adjusted Earnings per Share. We also may consider relative total stockholder return, relative organic growth rate of long-term AUM, relative operating income growth and relative net income growth when the Committee believes additional data points would be useful. We also evaluate metrics related to strategic and affiliate relationships and organizational health. A significant portion of our executives’ potential compensation, ranging from approximately 73-94% depending on the named executive officer, is not guaranteed but is tied to financial and stockholder performance. The Committee and its independent compensation consultant evaluate the alignment of pay and performance relative to our peer group, prior to the Committee making executive compensation determinations.

Linkage to Stockholder Performance. Linking executive compensation to stockholder performance is important. In prior years, relative total stockholder return has been considered in determining annual incentive awards, and performance share unit vesting and payouts. Relative organic growth rate of long-term AUM was a second metric we used for determining performance share unit vesting and payouts. Further, restricted stock units awards made annually in prior years were based on performance prior to the award, with the realized value of those awards to the executives ultimately based on share price performance during the vesting period after the award was made.

Executive Stock Ownership Guidelines. Executives are expected to own shares of Legg Mason common stock with a value equal to at least two to eight times base salary, depending on position.

Equity Award Retention Policy. Executives are required to retain 50% of the net after-tax shares received from all equity awards until they have reached the ownership levels set out in the stock ownership guidelines.

Vesting Period on Equity Awards. Restricted stock units and stock options granted in prior years under the annual incentive plan have four-year ratable vesting periods.

Clawback Policy. We can recover incentive compensation awarded to a named executive officer where the officer’s fraud or willful misconduct led to a material restatement of financial results or if the executive is terminated for cause.

Review Tally Sheets. We review tally sheets which provide a comprehensive view of an executive’s historical compensation and equity holdings for each of our executive officers prior to making annual executive compensation decisions.

Stockholder Engagement. We engage with our top stockholders outside of proxy season to gain insights about their views on helpful disclosures and executive compensation generally, and our practices and outcomes specifically, and to share information that we think might be of interest to stockholders about our compensation and governance practices and policies.

Prohibit Hedging or Pledging. We prohibit our executive officers or directors and their related accounts from engaging in pledging or transactions that have the effect of hedging the market value of Legg Mason securities without board approval.

What We Don’t Do

No Repricings. Our stock incentive plans and NYSE Listing Standards prohibit us from repricing options without stockholder approval.

No Income Tax Gross-ups. We do not provide income tax gross-ups for personal benefits other than relocation and other broad-based benefits.

No Excise Tax Gross-ups. We do not provide excise tax gross-ups for change in control benefits.

No Established Program of Executive Perquisites. We have no established program of perquisites to provide personal benefits to our executive officers.

Executive Compensation Program Objectives

Overall
Our named executive officer compensation programs are designed to attract, incent, retain and reward the management talent that we need to maintain and strengthen our position in the asset management business and to achieve our business objectives.

Variable Pay
A significant portion - approximately 73-94% depending on the named executive officer - of the total direct compensation delivered to our named executive officers is variable, which directly ties their pay to their individual performance and to the performance of our company.

Our Compensation Principles

Our compensation programs for named executive officers are guided by three basic principles:

Link compensation to performance. We believe that compensation levels should reflect performance-both the performance of Legg Mason and the performance of the recipient.

Align management’s interests with those of stockholders. We seek to implement programs that will encourage named executive officers to remain with us and to increase long-term stockholder value by providing competitive compensation. Although prevented by the Merger Agreement this year, we also granted long-term equity incentive awards annually in prior years.

Maintain competitive compensation levels. We strive to offer programs and levels of compensation that are competitive with those offered by comparable companies in our industry in order to attract, retain and reward our named executive officers, but always framed in the context of performance

Pay For Performance
Linking compensation to performance is a fundamental value underlying our named executive officer compensation practices. The annual incentives (including the deferred cash awards granted for fiscal 2020) paid to each of our named executive officers vary with performance, including our annual financial results. In addition, in prior years, a portion of those equity awards was paid in the form of performance share units. The performance share units issued in 2017 vest, and the number of shares payable at vesting is determined, based on Legg Mason’s relative total stockholder return over the three-year period after the awards were made. The performance share units issued in 2018 and 2019 vest, and the number of shares payable at vesting is determined, based on Legg Mason’s relative total stockholder return and relative organic growth rate of long-term AUM over the three-year period after the awards were made.

For fiscal 2020, the Committee adopted a new framework for evaluating performance, by dividing metrics among three categories and weighting the categories as follows: financial performance (60%), strategy & affiliate relationships (30%) and organizational health (10%). Individual performance targets were established for the executive officers. Performance was evaluated in each category of metrics at the end of the fiscal year payment was determined based on a payout scale between 0‐150%.

The total fiscal year 2020 compensation paid to our Chief Executive Officer reflects our financial results, while recognizing the CEO’s performance against the other two categories of metrics, after applying the weighted metrics and payout framework described above. The Committee’s decision making also reflects the comparison to the compensation amounts paid by and financial results of peer companies in the asset management industry. The fiscal year 2020 compensation paid to our CEO was down 2% as compared to fiscal year 2019 compensation. The Committee compared the fiscal year 2020 total compensation (salary plus incentive award) paid to our CEO to the total compensation paid to chief executive officers or heads of asset management businesses at the eight asset management competitors which had publicly reported compensation data by the time the Committee made executive compensation determinations at the end of our fiscal year, out of the group of twelve other peers the Committee used for CEO compensation comparisons, and also reviewed the three-year total compensation history of the twelve-member peer group as a whole.

The Committee, in consultation with its independent compensation consultant, Semler Brossy Consulting Group, LLC, considers the relationship and alignment between executive compensation for our named executive officers and our corporate performance in reaching executive compensation decisions. This assessment involves consideration of the alignment of Legg Mason’s proposed executive compensation with its corporate performance as compared to that of competitor asset management companies. In addition, Semler Brossy conducts pay for performance analyses, at the request of the Committee, that are used as one input for executive compensation decisions.

Determining Executive Compensation

The Compensation Committee’s Timeline
The Compensation Committee’s process includes a review every quarter of corporate and peers’ performance. In the course of several meetings during fiscal year 2020, the Committee reviewed and discussed an updated process for determining executive compensation and, in the third quarter of fiscal 2020, approved an annual process featuring individual targets and weighted metrics, as summarized below.

Q1:

•	Establish peer group

•	Establish incentive target by executive based on peer (market) median, or appropriate market point

•	Establish pay mix and equity vehicles

•	Establish performance metrics under three categories and weightings:
Financial Performance (60%) Strategic & Affiliate Relationships (30%) Organizational Health (10%)

Q1, Q2 andQ3:

•	Quarterly review of corporate performance

Q4:

•	Assess performance against metrics and determine executive total incentive awards ranging from 0‐150% of targets.

•	Developed alternative to equity awards in light of the restrictions in the Merger Agreement on issuing equity awards.

The Committee uses a compensation program to determine actual named executive officer compensation amounts. Under that program, a target bonus pool and participants’ targets are established, along with performance metrics and the qualitative strategic metrics that the Committee will use in connection with making compensation decisions at the end of the year. In establishing the target bonus pool, the Committee typically starts with peer median pay for each executive position, and then adjusts that aggregate amount based on other factors such as prior year compensation and Semler Brossy’s expectations for industry compensation changes. For fiscal year 2020, the process for determining compensation in fiscal 2020 included an assignment of individual targets, an assessment of weighted metrics and a determination of payouts based upon the assessment of performance against the weighted metrics. The Committee finalized determinations of executive compensation for fiscal year end 2020 in the first quarter of the following fiscal year.

Factors in The Compensation Committee’s Decision-Making Process
The Compensation Committee’s decision making process involves a rigorous assessment of the factors described below, which are considered together to result in fully informed decisions about our executives’ compensation.

The Compensation Committee considers weighted performance metrics and individual performance of the executive officers, assesses industry survey data and median peer group data for executive pay, review prior years’ incentive awards, reviews our CEO’s recommendations and independent consultant advice and seeks and considers stockholder feedback, if any.

The Compensation Committee uses a rigorous performance assessment framework to set the overall target bonus pool and determine individual bonuses. The Committee uses a performance assessment framework along with comparison to median peer group pay as the basis for pay decisions for Legg Mason executives. The Committee uses market data and weighted performance metrics to establish target pools for incentive awards, and applies its judgment to make compensation decisions for the named executive officers after conducting an in-depth review of performance, evaluating peer group pay and prior years’ actual total direct compensation and assessing qualitative metrics relating to strategic operating priorities, rather than relying solely on formulaic results to calculate annual incentive award payouts. The Committee evaluates the CEO’s recommendations for other executive officers’ pay, taking into account peer group data and the CEO’s views on actual performance against the company’s plan as well as his views on individual performance. The Committee believes this process is an effective way to assess the quality of the performance and leadership demonstrated by the CEO and the senior management team.

The Compensation Committee reviews a performance assessment scorecard detailing actual results versus plan for metrics that are linked to our strategy. The set of metrics includes metrics that reflect the actions of our management team and employees, such as net revenues. The Committee also defines strategic goals for the Strategic and Affiliate Relationships and Organizational Health metrics categories, linked to our operating priorities, at the beginning of the year, and assesses outcomes against those goals when making end of year compensation decisions. The Committee believes that evaluating performance against a weighted combination of financial and strategic metrics most effectively drives the behavior for the long term results that we want our executive team to strive for and produce, as well as tightly links pay outcomes to performance.

Elements of Compensation
In fiscal 2020, the components of executive compensation reflected the pending Merger.

Base Salary
Base salary is the smallest component of executive compensation (6% of our CEO’s pay), and is intended to provide a stable, reliable monthly income. Base salaries are reviewed periodically in light of performance factors, market practices and advice of the Committee’s independent consultant.

Annual Incentive Compensation
Annual incentive awards are to be paid 70% in equity and 30% in cash for our CEO, and 55% in equity and 45% in cash for the other named executive officers. In fiscal 2020, no equity awards were granted pursuant to the terms of the Merger Agreement. Instead of equity awards, our executive officers received deferred cash unit awards described below.

Cash
The cash incentive awards (28% of our CEO’s pay) are intended to reward the achievement of annual financial and qualitative performance goals and individual performance. Cash incentive amounts are variable and are determined based on performance against the key metrics assessed by the Committee, as described below. Cash incentives link compensation to performance since award amounts are determined at fiscal year end based on year end results.

Deferred Cash Units
The deferred cash unit awards (66% of our CEO’s pay) are intended to mirror the terms of restricted stock units awarded by the Committee in prior years, and vest ratably over a four year period but will accelerate and be paid out in cash at the time of completion of the Merger. The amounts of deferred cash unit awards also are variable and are determined based on performance against the key metrics assessed by the Committee, as described below. The terms of the deferred cash unit awards provide that the Committee may elect to convert the units into equity awards if the Merger is not completed. The Committee believes that the deferred cash units have a value comparable to the equity awards that otherwise would have been issued if not for the restrictions under the Merger Agreement.

Other Compensation
U.S.-based named executive officers may participate in all other Legg Mason compensation and benefit programs on the same terms as other employees, such as health and welfare benefit plans and the Profit Sharing and 401(k) Plan. Through February 2020, U.S.-based named executive officers were eligible to participate in the Employee Stock Purchase Plan. That plan was terminated after the Merger Agreement was executed. U.S.-based named executive officers also may elect to participate in non-qualified deferred compensation plans available to select employees based on responsibilities and compensation levels.

Assessing Competitive Practice
Semler Brossy assists the Committee by reviewing comparative market data on compensation practices and programs based on an analysis of competitors. Because our March 31 fiscal year-end date is later than that of many competitors, we typically are able to review up-to-date information about market practices and compensation awards for the previously completed calendar year. The Committee and Semler Brossy use a group of relevant competitors to compare our compensation programs and practices with those of our competitors and the compensation levels of our named executive officers to the compensation levels of comparable officers of companies in the group. For our CEO, the Committee and Semler Brossy use a group of nine public company peers, and the asset management businesses within three other public companies, as the primary comparisons. The companies in the group are:

Affiliated Managers Group
AllianceBernstein
Bank of New York Mellon*
BlackRock
Eaton Vance
Federated Investors
Franklin Resources
Janus Henderson
Invesco
Morgan Stanley*
State Street Corp*
T. Rowe Price

* For this company, the compensation of the head of the asset management business, rather than the CEO of the company, was used for comparison.

Management also retains McLagan Partners, a compensation specialist affiliate of Aon Hewitt that focuses on the financial services industry, to provide compensation information about other asset management competitors including competitors that are not publicly traded, or are subsidiaries of larger institutions, that generally do not make compensation information about their executive officers publicly available. The Committee uses the analysis from McLagan to compare proposed executive compensation levels for the named executive officers other than the CEO with the compensation paid by a group of competitors. Peer compensation levels and performance are also reviewed when both establishing the target incentive pool and allocating incentive awards to individuals. The Committee reviews a group of competitors which includes companies that are not publicly traded because insufficient data is available from public company peers for our named executive officer positions other than the CEO. The additional competitor firms in the McLagan analysis are:

Allianz Global Investors
Ameriprise Investment Management
BrightSphere
DWS
Fidelity Investments
Goldman Sachs Asset Management
JPMorgan Asset Management
MFS Investment Management
Morgan Stanley Inv. Management
Natixis Global Asset Management
Nuveen Investments
PIMCO

Fiscal Year 2020 Compensation Decisions

Stockholder Advisory Vote and Engagement Feedback Support Compensation Decisions
The Committee made its fiscal year 2020 compensation decisions mindful of the results of the advisory vote of Legg Mason stockholders at the 2019 Annual Meeting of Stockholders, indicating over 95% of shares voted approving named executive officer compensation, and of the support generally expressed by our stockholders for our compensation practices in stockholder outreach conversations over the last several fiscal years.

Linking Metrics to Strategy and Operating Priorities
The Compensation Committee’s performance metrics for fiscal year 2020 align with strategic goals and drive management focus in the following areas:

•	Financial results targeted in our multi-year plan

•	Strategic initiatives to diversify our business and expand investor choice

Pending Merger Transaction Drove Form of Incentive Compensation
The Committee made its fiscal year 2020 compensation decisions under the framework of terms agreed between Legg Mason and Franklin in the Merger Agreement. In particular, no equity awards were issued for fiscal year 2020 incentives due to the prohibition in the Merger Agreement on equity issuances pending completion of the proposed merger transaction; however, the Committee may elect to convert the deferred cash units that were awarded into equity awards if the Merger is not completed.

Determination of Fiscal Year 2020 Base Salaries
At the beginning of fiscal year 2020 when the Committee determined salaries, the Committee did not change the base salaries of any of the named executive officers.

Determination of Fiscal Year 2020 Bonus Pool
For fiscal year 2020, the Committee approved target incentives for the five of eight executive officers who were expected to remain with the company after January 1, 2020. Beginning in the first quarter of fiscal year 2020, the Committee considered the performance metrics and strategic qualitative metrics to be used in connection with making compensation decisions for fiscal year 2020. The Committee considered whether the existing metrics adequately linked to corporate strategy and drove appropriate incentives and whether any other metrics would be appropriate to add. In prior years, the Committee has determined that measures should be added only if they provide new information and can be influenced by Legg Mason’s executive officers. They also considered the perspective of stockholders in assessing company performance.

In the course of several meetings during fiscal year 2020, the Committee reviewed and discussed an updated process for determining executive compensation and, in the third quarter of fiscal 2020, after discussion with the full Board, the Committee adopted a new framework for evaluating performance, to strengthen the linkage between pay and performance and to enhance individual accountability for performance. The changes in the framework from fiscal 2019 to fiscal 2020 are summarized below:

Plan Element	FY2019 Plan	Proposed FY2020 Plan
Incentive Targets	N/A	Targets set for each individual Established in Q1 based on peer (market) median, or appropriate market point.
Performance Metrics	Quantitative and qualitative metrics considered when determining awards by executives.
Metrics divided into three categories and weighted - financial performance (60%), strategy & affiliate relationships (30%) and organizational health (10%). Performance evaluated in each category at the end of Q4 and payment determined calculated based on payout scale (0-150%).

Incentive Mix	CEO: 40% Cash and 60% Equity NEOs: 50% Cash and 50% Equity	Increased equity* CEO: 30% Cash and 70% Equity NEOs: 45% Cash and 55% Equity * No equity ultimately was issued for fiscal 2020 due to proposed Merger
Equity Mix	CEO: 50% PSUs and 50% RSUs NEOs: 50% PSUs and 50% RSUs PSU awards include relative ranking of TSR and Organic Growth Rate of Long-term AUM
Increased proportion of PSUs for CEO*
CEO: 70% PSUs and 30% RSUs
NEOs: 50% PSUs and 50% RSUs
PSU plan redesigned to include Adjusted Operating Margin vs. goal and Relative Organic Growth Rate of Long-term AUM with Relative TSR as a modifier
*No equity ultimately was issued for fiscal 2020 due to proposed Merger

The Committee determined that the financial metrics below are the most meaningful drivers of behavior that creates stockholder value, with absolute metrics evaluated against a multi‐year plan approved by the Board:

•	Adjusted Operating Margin(1)

•	Strategic restructuring cost savings(2)

•	Net Revenue

•	Adjusted EBITDA(3)

•	Adjusted Earnings per Share(4)

The Committee selected the following as a second tier of relative metrics which may be considered as additional data points during the fourth quarter of the fiscal year if the Committee deems necessary:

•	Relative Total Stockholder Return(5)

•	Relative Organic Growth Rate of Long Term AUM(6)

•	Relative Operating Income Growth

•	Relative Net Income Growth

(1)
Adjusted Operating Margin refers to dividing (i) operating income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing arrangements, amortization related to intangible assets, income (loss) of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, unusual and other non-core charges and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, and less performance fees that are passed through as compensation expense or net income (loss) attributable to noncontrolling interest. Adjusted Operating Margin is a non-GAAP liquidity measure. Please refer to page 59 of this Annual Report on Form 10-K for a reconciliation of Adjusted Operating Margin to operating revenues.

(2)	We define “Strategic restructuring cost savings” as savings on compensation, occupancy and other costs resulting from our strategic restructuring.

(3)
We define “Adjusted EBITDA” as cash provided by (used in) operating activities plus (minus) interest expense, net of accretion and amortization of debt discounts and premiums, current income tax expense (benefit), the net change in assets and liabilities, net (income) loss attributable to noncontrolling interests, net gains (losses) on consolidated investment vehicles, net gains and earnings on investments, and other, which is principally comprised of acquisition and transition-related costs. The net change in assets and liabilities adjustment aligns with the GAAP basis Consolidated Statements of Cash Flows. Adjusted EBITDA is not reduced by equity-based compensation expense. Adjusted EBITDA is a non-GAAP liquidity measure. Please refer to page 60 of this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA to cash provided by operating activities.

(4)
In calculating Adjusted EPS, we adjust Net Income (Loss) per Diluted Share Attributable to Legg Mason, Inc. Shareholders determined under GAAP for the per share impact of each adjustment (net of taxes) included in the calculation of Adjusted Net Income. Please refer to page 57 of this Annual Report on Form 10-K for a reconciliation of Adjusted EPS to Net Income (Loss) per Diluted Share Attributable to Legg Mason, Inc. Shareholders.

(5)
For relative total stockholder return, the stock price changes plus dividends paid on Legg Mason common stock over the fiscal year are compared to data for a group that includes eight other asset management companies consisting of Franklin Resources, Inc., Eaton Vance Corp, T. Rowe Price Group, Inc., AllianceBernstein Holding LP, BlackRock, Inc., Affiliated Managers Group, Inc., Invesco Ltd. and Federated Investors Inc.

(6)	Relative organic growth rate of long-term AUM is defined as trailing twelve month long-term asset net flows divided by beginning long-term assets under management.

The Committee identified the qualitative factors related to Legg Mason’s strategic operating priorities for fiscal year 2020. These qualitative factors further support Legg Mason’s strategy of providing global investors with a diversified set of choices of investment strategies, products, vehicles and distribution channels while operating with a high level of effectiveness and efficiency:

Strategic and Affiliate Relationships

•	Distribution Effectiveness

•	Create & Support Differentiated and Excellent Client Experience

•	Fuel Growth

•	Create Alignment Across the Organization

Organizational Health

•	Drive for Diversity & Inclusion as a Core Priority

•	Develop Talent

•	Fortify Risk Management

After the end of fiscal year 2020, the Committee approved the final incentive awards for the named executive officers. In making its determinations, the Committee considered each of the financial performance metrics identified below. This set of metrics includes measures that reflect the actions of our management team and employees, as well as measures that are influenced by factors outside the management team’s control but heavily correlated to the returns experienced by our stockholders. Financial metrics are weighted 60%.

Metric *	FY2020 Target	FY2020 Actual	Variation
Net revenue	2,461 million	2,468 million	+7 thousand
Adjusted Earnings per share	3.71	3.76	+0.05
Strategic restructuring cost savings	67 million	68 million	+1 million
Adjusted EBITDA	604 million	645 million	+41 million
Adjusted Operating Margin	24.7%	24.8%	+0.1%

*
Adjusted Earnings per Share, Adjusted EBITDA and Adjusted Operating Margin are non-GAAP financial measures. Please see pages 56 to 61 for a reconciliation of each of these measures to the respective most nearly comparable GAAP measure.

The Committee did not consider the second tier relative metrics for fiscal year 2020 incentive decisions, due to the impact of the proposed Merger on Legg Mason’s stock price and the impact of COVID-19 on relative performance.

The Committee also evaluated the following strategic qualitative factors, with Strategic and Affiliate Relationship metrics weighted 30%, and Organizational Health metrics weighted 10%:

Strategic and Affiliate Relationships Priority		Strategic Focus for FY20 and Highlights of Key Outcomes
Distribution Effectiveness		Focus:
	-	Assess and redesign of the Legg Mason Global Distribution organization
Key Outcomes:
	-	Nearly $50 million of cost saves
	-	Revamped organizational and management structure to better align value chain

Create & Support Differentiated and Excellent Client Experience		Focus:
	-	Maintain highest level of client engagement and retention
	-	Expand development and distribution of tailored digital solutions
	-	Increase commercially relevant products
Key Outcomes:
	-	Positive net flows through February
	-	Launched 13 new strategies in vehicles including funds, ETFs CITs and SMAs

Fuel Growth		Focus:
	-	Ensure acquisitions and investments result in commercial opportunities
	-	Maintain leading edge advantage with investments made
	-	Identify funding sources for products approved by the Capital Committee process
Key outcomes:
	-	Actively supported commercialization of strategic investment partner Precidian
	-	Achieved key client wins with strategic investment partners Embark, Quantifieed and Financial Guard
	-	Acquired IFSInvest in Australia, providing access to a new and growing channel

Create Alignment Across the Organization		Focus:
	-	Better understand the key cultural drivers across the organization that both create alignment and prevent alignment
	-	Evaluate the utilization of incentives to support alignment
	-	Identify common technology solutions to accelerate efficiencies and transparency across the company
Key outcomes:
	-	Integration of RARE into ClearBridge proceeding on pace
	-	Common financial platform implemented for all investment affiliates
	-	Completed operational analysis of corporate and distribution functions

Organizational Health Priority		Strategic Focus for FY20 and Highlights of Key Outcomes
Drive for Diversity and Inclusion as a Priority		Focus:
	-	Increase diversity representation within Legg Mason
Key Outcomes:
	-	Exceeded goal for filling replacement positions with women or people of color in the US
Develop Talent		Focus:
	-	Ensure robust talent succession (long-term and emergency) plan is in place for Legg Mason
-
Ensure better talent outcomes through the intentional use of performance and potential assessments for Legg Mason employees in talent decisions (e.g. compensation, retention, promotion, assignments, etc.)

	-	Create a learning culture at Legg Mason
Key outcomes:
	-	Documented succession plans for 100% of positions reporting to executive officers
	-	Enhanced documentation of development plans for employees
	-	Launched two Data Analytics programs and 15 digital learning pathways for employees
Fortify Risk Management		Focus:
	-	Support execution of the strategic restructuring
	-	Ensure risk management plan is in place for pending non-US regulatory changes
Key Outcomes:
	-	Established and implemented risk assessment plan for the strategic restructuring
	-	Established and implemented compliance plans for Brexit and for The Senior Managers and Certification Regime in the U.K.

The Committee considered the information which showed Legg Mason’s fiscal year 2020 overall financial performance relatively flat on an absolute basis, and on plan, and determined financial goals were met 100%. The Committee also assessed the accomplishments that management achieved during the fiscal year in executing on Legg Mason’s strategic priorities established under the Strategic and Affiliate Relationships category and the Organizational Health category of metrics, giving consideration to the impact that the pending Merger had on the degree of progress on certain of the strategic priorities. The Committee also discussed market pay information, the feedback the Chair of the Committee had received in discussing CEO compensation with the independent directors who are not members of the Committee, and the pay recommendations for the other executives.  As a result of the discussion, the Committee agreed that the performance result achieved for the fiscal year based on the achievements under the non-financial metrics categories and the weightings was “meets to partially meets”, and with the range provided for, agreed to recommend for approval by the Board a gross incentive for the CEO of $8,300,000, below the target of $9,500,000. For the four other named executive officers, the Committee approved a gross incentive at target for all but one, whose approved gross incentive was below target. The Committee concluded that the award decisions were supported by Legg Mason’s financial performance and resulted in appropriate compensation of Legg Mason’s executive officers relative to compensation paid by peers. See “Executive Compensation - Potential Payments on Termination or a Change of Control or Retirement” for a discussion of payments in January 2020, in connection with an executive team restructuring announced in May 2020, to two named executive officers who left Legg Mason effective January 1, 2020.

Determination of Fiscal Year 2020 Total Direct Compensation
The following table shows the named executive officer base salary and incentive compensation for fiscal year 2020 that was awarded or approved by the Committee. The Committee establishes and awards incentive compensation for a fiscal year at or after the end of the fiscal year in order to reflect the full year’s performance in the award decisions. Thus, this table differs from the Summary Compensation Table primarily because it reflects for fiscal year 2020 the value of equity awards that were awarded in May 2020 and are part of fiscal year 2020 incentive compensation, while the Summary Compensation Table includes in fiscal year 2020 the value of equity awards made in May 2019 that are part of fiscal year 2019 incentive compensation. In addition, Frances L. Cashman and Thomas K. Hoops appear as named executive officers in the Summary Compensation Table, but do not appear in the table below, because their employment ended as of January 1, 2020 and they were not considered for incentive compensation for fiscal year 2020.

Name	Base Salary	Cash Incentive Payment	Deferred Cash Unit Award	Total Incentive Award(1)	Total Compensation
Joseph A. Sullivan	$500,000	$2,490,000	$5,810,000	$8,300,000	$8,800,000
Peter H. Nachtwey	350,000	1,406,250	1,718,750	3,125,000	3,475,000
Terence A. Johnson(2)	285,975	1,200,870	1,467,730	2,668,600	2,954,575
Patricia Lattin	350,000	416,250	508,750	925,000	1,275,000
Thomas C. Merchant	350,000	810,000	990,000	1,800,000	2,150,000

(1)	Total incentive award is the sum of cash incentive payment and deferred cash unit award.

(2)
Mr. Johnson’s salary of U.S. $350,000, as determined based on the GBP exchange rate in effect on the day he became an executive officer in 2013, is paid in GBP. Using an average conversion rate of 1.271 for fiscal year 2020, Mr. Johnson received U.S. $285,975 in base salary. His incentive award was converted from GBP to USD using the conversion rate on the award date, May 15, 2020, which was 1.213.

Determination of Fiscal Year 2020 Incentive Awards for Executives
For fiscal year 2020, all incentive awards that would have been granted as equity awards in prior years were awarded as deferred cash units. In approving these incentive awards (and determining the split between cash and deferred cash) the Committee led the full Board in its review of Mr. Sullivan in his performance as CEO, giving consideration to his responsibilities, contributions and achievements during the fiscal year as well as market practices. In addition, with Mr. Sullivan present, the Committee considered the following with respect to the other named executive officers:

•	Their individual responsibilities and achievements during the fiscal year,

•	Market practices,

•	Mr. Sullivan’s views as to the individual performance and contributions by the named executive officer during the fiscal year, and

•	Mr. Sullivan’s views of the initiative, business judgment and management skills of the named executive officer.

The Committee approved incentive awards are summarized in the table below:

Name	Target Incentive Awards	Total Incentive Award	% Paid in Cash	% Paid in Deferred Cash Units
Joseph A. Sullivan	$9,500,000	$8,300,000	30%	70%
Peter H. Nachtwey	3,125,000	3,125,000	45%	55%
Terence A. Johnson	3,285,573	2,668,600	45%	55%
Patricia Lattin	925,000	925,000	45%	55%
Thomas C. Merchant	1,800,000	1,800,000	45%	55%

Determination of Individual Named Executive Officers’ Total Direct Compensation for Fiscal Year 2020

Joseph A. Sullivan	Chief Executive Officer
Mr. Sullivan’s total direct compensation for fiscal year 2020 included (i) a $8,300,000 incentive award and (ii) a $500,000 salary. Seventy percent of Mr. Sullivan’s incentive compensation is in the form of deferred cash units, compared to 55% for our other named executive officers, emphasizing the Chief Executive Officer’s greater accountability for longer term results. Mr. Sullivan’s fiscal year 2020 compensation (salary plus incentive award) is down 2% from his fiscal year 2019 compensation and 88% of target for fiscal year 2020. The Committee determined that this result was appropriate in light of Legg Mason’s financial performance as discussed above and Mr. Sullivan’s performance against the goals established under the non-financial performance metrics.

Peter H. Nachtwey	Chief Financial Officer
Mr. Nachtwey’s total direct compensation for fiscal year 2020 included (i) a $3,125,000 incentive award and (ii) a $350,000 salary. Mr. Nachtwey’s fiscal year 2020 compensation (salary plus incentive award) is up 3% from his fiscal year 2019 compensation and at target for fiscal year 2020. The Committee determined that this result was appropriate in light of Legg Mason’s financial performance and Mr. Nachtwey’s performance against the goals established under the non-financial performance metrics.

Terence A. Johnson	Head of Global Distribution
Mr. Johnson’s total direct compensation for fiscal year 2020 included (i) a $2,668,600 incentive award and (ii) a $350,000 salary. Mr. Johnson fiscal year 2020 compensation (salary plus incentive award) represents a 14% increase from his fiscal year 2019 compensation and 85% of target for fiscal year 2020. The Committee determined that this increase was appropriate in light of Legg Mason’s financial performance and Mr. Johnson’s performance against the goals established under the non-financial performance metrics.

Thomas C. Merchant	General Counsel
Mr. Merchant’s total direct compensation for fiscal year 2020 included (i) a $1,800,000 incentive award and (ii) a $350,000 salary. Mr. Merchant’s fiscal year 2020 compensation (salary plus incentive award) represents a 4% increase from his fiscal year 2019 compensation and is at target for fiscal year 2020. The Committee determined that this increase was appropriate in light of Legg Mason’s financial performance and Mr. Merchant’s performance against the goals established under the non-financial performance metrics.

Patricia Lattin	Chief Human Resources Officer
Ms. Lattin’s total direct compensation for fiscal year 2020 included (i) a $925,000 incentive award and (ii) a $350,000 salary. Ms. Lattin’s fiscal year 2020 compensation (salary plus incentive award) represents a 6% increase from her fiscal year 2019 compensation and is at target for fiscal year 2020. The Committee determined that this increase was appropriate in light of Legg Mason’s financial performance and Ms. Lattin’s performance against the goals established under the non-financial performance metrics.

Compensation Governance, Process and Incentive Decisions

Role of Compensation Committee and Non-Employee Directors
The Committee is responsible for overseeing and implementing our named executive officer compensation programs. The Committee’s role includes:

•	Determining the corporate goals and objectives relevant to the compensation of our CEO, including incentive compensation, and evaluating the CEO’s performance relative to those goals,

•	Determining the compensation of our CEO, including incentive compensation,

•	Establishing and approving compensation plans for named executive officers based on the recommendations of the CEO and the Committee’s compensation consultant,

•	Annually reviewing and, where appropriate, adjusting the base salaries of our named executive officers,

•	Approving the incentive compensation of named executive officers and awards under our incentive plans and programs, and

•	Overseeing the risks arising from our executive officer compensation policies and practices.

Our independent directors must approve the Committee’s determinations in order to set CEO compensation.

In implementing its role in the compensation program, the Committee uses information from a number of sources. The information utilized by the Committee includes advice from its compensation consultant, data regarding the compensation practices of asset management competitors that is discussed in more detail above and tally sheets showing prior compensation awards to, and outstanding equity holdings of, named executive officers.

Role of Management
Our management, under the leadership of our CEO, plays an important role in establishing and maintaining our named executive officer compensation programs. Management’s role includes recommending plans and programs to the Committee, implementing the Committee’s decisions regarding the plans and programs and assisting and administering plans in support of the Committee. Our CEO also provides information on the individual performance of the other named executive officers and makes annual recommendations to the Committee on compensation levels for all other named executive officers. Our CEO also has delegated authority from the Committee to issue certain equity awards under the Legg Mason, Inc. 2017 Equity Incentive Plan, as amended, subject to terms and limitations established by the Committee, as permitted under that plan.

Role of Committee’s Compensation Consultant
The Committee’s charter gives it the authority to retain and approve fees and other terms of engagement for compensation consultants and other advisors to assist it in performing its duties. For fiscal year 2020, the Committee retained Semler Brossy as its independent compensation consultant. Semler Brossy reports directly to the Committee, and the Committee annually reviews the performance of Semler Brossy.

The Committee considered the independence of Semler Brossy in light of SEC rules and NYSE Listing Standards and determined that Semler Brossy is independent under those rules and standards. The Committee also assessed any potential conflicts of interest arising out of the consultant’s work on behalf of the Committee. The Committee discussed all relevant factors, including those cited in SEC rules, and concluded that the work of the consultant did not raise any conflict of interest.

The Committee has instructed Semler Brossy to provide advice and guidance on compensation proposals, including proposed compensation amounts, the design of incentive plans, the setting of performance goals and the design of other forms of compensation and benefits programs, as well as relevant information about market practices and trends. Typically, Semler Brossy attends Committee meetings, reviews existing compensation programs to ensure consistency with our compensation philosophy and current market practices and reviews the comparative information derived from the peer group and published survey data that the Committee uses when setting compensation.

Other Compensation Policies and Practices

Tax Deductibility of Annual Compensation
Until the enactment of the 2017 Tax Act, Section 162(m) of the Internal Revenue Code limited tax deductions for certain annual compensation in excess of $1,000,000 paid to certain individuals named in the summary compensation tables of public company proxy statements. Prior to the effectiveness of the 2017 Tax Act, it had been the Committee’s practice to pursue compensation programs that were designed to be fully deductible, while retaining the discretion to grant incentive awards to named executive officers that were not fully deductible under Section 162(m) in order to balance the effectiveness of executive compensation plans with the materiality of reduced tax deductions. In making these decisions, the Committee was aware of the effect of accumulated tax losses and the amortization of goodwill for tax purposes on Legg Mason’s U.S. federal tax payment obligations. With the changes implemented under the 2017 Tax Act, effective for Legg Mason as of April 1, 2018, any compensation (including performance-based compensation) in excess of $1 million that is paid for fiscal year 2020 to a covered employee will be non-deductible. However, compensation provided pursuant to a written binding contract in effect as of November 2, 2017, which is not thereafter modified in any material respect, can be grandfathered under the 2017 Tax Act and continue to be deductible (assuming compliance with other relevant requirements of Code Section 162(m) as in effect prior to the effective date of the 2017 Tax Act). The Committee has considered guidance as and when it became available regarding the continued deductibility of compensation awarded under arrangements prior to November 2, 2017 but paid after April 1, 2018. None of the determinations that the Compensation Committee made in fiscal year 2020 were intended to modify or otherwise affect in any material respect any remuneration provided pursuant to a written binding contract in effect as of November 2, 2017.

Equity Grant Practices
We do not have any program, plan or practice to time equity awards to our employees in coordination with the release of material non-public information. We do not grant equity awards based on our stock price. If we are in possession of material non-public information, either favorable or unfavorable, when equity awards are made, the Committee will not take the information into consideration in determining award amounts. The Committee customarily authorizes annual equity awards to named executive officers at its regularly scheduled meeting in April. Our practice has been to determine the exercise price or fair market value for annual named executive officer equity awards on the day that incentive awards are paid in May. No equity awards have been authorized for issuance for fiscal 2020 due to the restrictions on the issuance of equity under the terms of the Merger Agreement.

Compensation Clawback Policy
If the Committee determines that it is appropriate, Legg Mason may recover from a named executive officer the amount of previously paid incentive compensation (including both cash bonuses and equity awards) that the Board of Directors determines to be appropriate in two circumstances:

•	If a participant’s acts or omissions are a significant contributing factor to a requirement that Legg Mason restate its reported financial results due to a material error, or

•
If the participant’s employment is terminated for “cause” such as instances of gross negligence, willful misconduct or willful malfeasance that materially adversely impact the company’s reputation or business; willful violations of law that materially adversely affect the company’s reputation or business or the ability of the officer to be associated with an investment adviser; or theft, embezzlement or fraud.

This clawback provision is intended to mitigate risk and provide enhanced safeguards against certain types of employee misconduct and allows for recovery of significant compensation paid to an employee who engages in such misconduct.

Stock Ownership Guidelines
Our Board of Directors has adopted stock ownership guidelines for directors and executive officers as shown in the table below. Directors and executive officers are permitted a five-year grace period to reach the applicable ownership level established under the guidelines. Our equity award retention policy requires that executives retain 50% of the net after-tax shares received from all equity awards until they have reached the ownership level in the ownership guidelines. From time to time, our executive officers may implement a 10b5-1 plan for individual financial planning purposes.

Executive officers are expected to own shares of common stock, including restricted stock, restricted stock units and shares of phantom stock as shown below. As of May 15, 2020, all executive officers were in compliance with the guidelines.

Title	Guideline Shares
Directors	Required to own shares with value at least equal to 5x annual cash retainer
Chief Executive Officer	Required to own shares with value at least equal to 8x base salary
Senior Executive Vice Presidents	Required to own shares with value at least equal to 5x base salary
Other Executive Officers	Required to own shares with value at least equal to 2x base salary

Hedging and Pledging Policies
Our Board of Directors has adopted a policy regarding acquisitions and dispositions of Legg Mason securities that, among other things and subject to certain exceptions, prohibits directors or executive officers from trading in listed and over the counter options and derivatives that relate specifically to securities issued by Legg Mason. Over time, our Board has strengthened our policies relating to hedging and pledging involving Legg Mason securities, to prohibit executive officers and directors, and their related accounts, from pledging Legg Mason securities or engaging in any transactions that effectively hedge the value of Legg Mason securities. The Board has, however, authorized Trian, an institutional investment manager, and funds managed by Trian (collectively, “Trian Funds”), affiliated with our directors, Messrs. Peltz and Garden, to hold shares of Legg Mason common stock along with other investment securities owned by such Trian Funds in commingled margin accounts with a prime broker, which prime broker may extend margin credit to such Trian Funds from time to time, subject to applicable federal margin regulations, stock exchange rules and credit policies. None of the aforementioned shares are held directly by Mr. Peltz or Mr. Garden.

Compensation Committee Report
The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on that review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2020.

COMPENSATION COMMITTEE
Alison A. Quirk, Chair
Edward P. Garden*
John V. Murphy
*Mr. Garden became a member of the Compensation Committee in May 2019

Summary Compensation Table
The following table summarizes the total compensation during the fiscal year ended March 31, 2020 of our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated executive officers during the fiscal year. The information in this table differs from the information in the table above under “Compensation Discussion and Analysis-Determination of Fiscal Year 2020 Total Direct Compensation” primarily in that this table, as required by SEC rules, includes in fiscal year 2020 the value of equity awards made in May 2019 (during fiscal year 2020) that are actually part of fiscal year 2019 incentive compensation, rather than the value of awards made in May 2020 (during fiscal year 2021) that are actually part of fiscal year 2020 incentive compensation.

Name and Principal Position*	Fiscal Year	Salary ($)	Cash Bonus ($)(1)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Joseph A. Sullivan (6)	2020	$500,000	$2,490,000	$5,246,904	$—	$483,083	$8,719,987
Chief Executive Officer	2019	500,000	3,400,000	5,732,643	—	319,627	9,952,270
	2018	500,000	4,000,000	3,320,000	1,660,000	194,250	9,674,250
Peter H. Nachtwey	2020	350,000	1,406,250	1,556,076	—	108,622	3,420,948
Chief Financial Officer	2019	350,000	1,512,500	1,552,581	—	85,364	3,500,445
	2018	350,000	1,625,000	953,000	476,000	61,186	3,465,186
Terence A. Johnson (7)	2020	285,975	1,200,870	1,251,298	—	89,632	2,827,775
Executive Vice President	2019	279,423	1,218,146	—	—	82,802	1,580,371
	2018	273,694	—	1,111,120	555,560	91,036	2,031,410
Patricia Lattin (6)	2020	350,000	416,250	437,226	—	42,387	1,245,863
Chief Human Resources Officer
Thomas C. Merchant (6)	2020	350,000	810,000	882,192	—	72,142	2,114,334
General Counsel	2019	350,000	857,500	876,624	—	52,621	2,136,745
	2018	350,000	917,500	500,000	250,000	36,527	2,054,027
Frances L. Cashman (8)	2020	263,826	—	2,767,053	88,126	2,174,737	5,293,742
Executive Vice President	2019	350,000	837,500	879,015	—	65,589	2,132,104
Thomas K. Hoops (6)(9)	2020	263,826	—	3,699,115	490,822	2,657,246	7,111,009
Executive Vice President	2019	350,000	1,195,000	1,265,965	—	57,458	2,868,423
	2018	350,000	1,325,000	780,000	390,000	44,618	2,889,618

* Ms. Cashman first became a named executive officer in fiscal year 2019. Ms. Lattin first became a named executive officer in fiscal year 2020.

(1)
Represents incentive awards in fiscal years 2018, 2019 and 2020. See “Compensation Discussion and Analysis-Determination of Fiscal Year 2020 Total Direct Compensation” for discussion regarding the fiscal year 2020 incentive awards.

(2)
Does not include $5,810,000, $1,718,750, $1,467,730, $990,000, and $508,750 awarded as incentive compensation for fiscal year 2020 and paid in the form of deferred cash unit awards to Messrs. Sullivan, Nachtwey, Johnson and Merchant, and Ms. Lattin respectively, on May 15, 2020.

(3)
Represents the aggregate fair value of restricted stock unit awards and performance share unit awards made during each fiscal year, as calculated in accordance with accounting guidance applicable for the type of award. For restricted stock unit awards, Legg Mason’s stock price is calculated as the average of the high and low trading prices of our common stock on the NYSE on the grant date. Performance share unit awards are valued for purposes of this table using a Monte-Carlo simulation pricing model. The amount reported for performance share units in the table represents the grant date fair value as calculated in accordance with accounting guidance. The potential value of the May 15, 2019 performance share unit awards to be distributed to Messrs. Sullivan, Nachtwey, Johnson, Merchant, Hoops and Mmes. Lattin and Cashman is $3,825,000, $1,134,375, $912,189, $643,125, $896,250, $318,750 and $628,125, respectively, if the maximum amount is earned. The potential value of the May 15, 2018 performance share unit awards to be distributed to Messrs. Sullivan, Nachtwey, Johnson, Merchant, Hoops and Mmes. Lattin and Cashman is $4,500,000, $1,218,750, $0, $688,125, $993,750, $341,250 and $690,000, respectively, if the maximum amount is earned. The potential value of the May 15, 2017 performance share unit awards to be distributed to Messrs. Sullivan, Nachtwey, Johnson, Merchant, and Hoops, is $2,490,000, $714,000, $833,340, $375,000 and $585,000, respectively, if the maximum amount is earned. No assurance can be given of the number of shares, if any, that will be earned and distributed at the end of a performance period for any performance share units. See the “Stock-Based Compensation” footnote to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year in which the award was made for a discussion of the assumptions used in estimating the value of each award. Amounts reported may not represent the amounts that the named executive officers will actually realize from the awards. Whether, and to what extent, a named executive officer realizes value will depend on Legg Mason’s actual operating performance, stock price fluctuations and the named executive officer’s continued employment.

(4)
Represents the aggregate grant date fair value, as calculated in accordance with accounting guidance, of stock options granted during each fiscal year. Stock option awards are valued for purposes of this table using the Black-Scholes option pricing model.

See the “Stock-Based Compensation” footnote to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year in which the award was made for a discussion of the assumptions used in estimating the value of each award. Amounts reported may not represent the amounts that the named executive officers will actually realize from the awards. Whether, and to what extent, a named executive officer realizes value will depend on Legg Mason’s actual operating performance, stock price fluctuations and the named executive officer’s continued employment.

(5)
Includes for all named executive officers, Basic Life and Accidental Death and Dismemberment insurance premiums paid by Legg Mason. Includes for all named executive officers, dividends paid on unvested restricted stock units and, for executives who elected to defer receipt of shares after vesting, dividends paid on vested deferred restricted stock units, with $463,718, $92,542, $43,599, $55,874, $41,421, $26,275 and $39,886, paid for Messrs. Sullivan, Nachtwey, Johnson, Merchant and Hoops and Mmes. Lattin and Cashman, respectively. Includes contributions made by Legg Mason pursuant to our Profit Sharing and 401(k) Plan and Trust, with $16,000, $15,344, $15,409, $12,122, $15,370 and $12,122 contributed for Messrs. Sullivan, Nachtwey, Merchant and Hoops and Mmes. Lattin and Cashman, respectively. Includes discount amounts credited under our Deferred Compensation/Phantom Stock Plan for Messrs. Sullivan and Merchant and Mmes. Lattin and Cashman, and matching contributions under the Employee Stock Purchase Plan for Mr. Sullivan. Includes stipend amounts of $250 paid to each named executive officer who was employed by Legg Mason at March 31, 2020, except for Mr. Johnson who was paid the stipend in fiscal year 2021, for payment of additional expenses incurred as a result of all employees being required to work remotely during the COVID-19 pandemic. Includes for Mr. Johnson, contributions made by Legg Mason in the amount of $23,019 to a pension scheme registered in the UK and premiums paid by Legg Mason in the amount of $22,189 for a health insurance program that constitutes a perquisite. Amounts are paid in GBP and converted into U.S. dollars using the average conversion rate of 1.271 for fiscal year 2020.

(6)
Includes cash compensation voluntarily deferred under the Deferred Compensation Fund Plan as follows: Messrs. Sullivan and Hoops deferred $500,000 and $298,750, respectively, from their May 15, 2019 bonus, Mr. Merchant deferred a total of $119,292 from his salary and May 15, 2019 bonus and Ms. Lattin deferred a total of $13,417 from her salary.

(7)
Mr. Johnson’s salary of U.S. $350,000, as determined based on the GBP exchange rate in effect on the day he became an executive officer in 2013, is paid in GBP. Using an average conversion rate of 1.271 for fiscal year 2020, Mr. Johnson received U.S. $285,975 in base salary. Includes $14,299 in cash compensation with respect to which Mr. Johnson elected to defer receipt under a pension scheme registered in the UK.

(8)
Ms. Cashman’s employment terminated effective as of January 1, 2020. All other compensation includes the following in connection with the termination of her employment: a cash payment of $2,112,500 representing severance pay, post-employment health care subsidy of $4,742 and outplacement services of $5,000. Ms. Cashman also received accelerated vesting of all restricted stock unit awards that had not vested at the time of her termination. Her stock option awards and performance share unit awards were modified to allow for continued vesting. Amounts in the Stock Awards and Option Awards columns include accounting charges of $1,202,193 for acceleration of restricted stock units, $703,243 for modification of performance share units, and $88,126 for modification of stock options.

(9)
Mr. Hoops’ employment terminated effective as of January 1, 2020. All other compensation includes the following in connection with the termination of his employment: a cash payment of $2,598,654 representing severance pay, and post-employment health care subsidy of $4,684. Mr. Hoops also received accelerated vesting of all restricted stock unit awards that had not vested at the time of his termination. His stock option awards and performance share unit awards were modified to allow for continued vesting. Amounts in the Stock Awards and Option Awards columns include accounting charges of $1,349,517 for acceleration of restricted stock units, $1,120,177 for modification of performance share units, and $490,822 for modification of stock options.

Grants of Plan-Based Awards

The following table provides information concerning each plan-based award granted, and awards modified, during the fiscal year ended March 31, 2020 to our named executive officers.

Name	Grant Date(1)	Committee Action Date	Estimated Future Payouts Under Equity Incentive Plan Awards Threshold (#)(2)	Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)(2)	Estimated Future Payouts Under Equity Incentive Plan Awards Maximum (#)(2)	All Other Stock Awards: Number of Shares of Stock Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Close Price	Grant Date Fair Value of Stock and Option Awards(4)
Joseph A. Sullivan	5/15/2019	4/29/2019				71,669			36.29	2,550,000	(5)
	5/15/2019	4/29/2019	17,917	71,669	107,504				36.29	2,696,904	(6)
Peter H. Nachtwey	5/15/2019	4/29/2019				21,255			36.29	756,250	(5)
	5/15/2019	4/29/2019	5,314	21,255	31,883				36.29	799,826	(6)
Terence A. Johnson	5/15/2019	4/29/2019				17,092			36.29	608,126	(5)
	5/15/2019	4/29/2019	4,273	17,092	25,638				36.29	643,172	(6)
Patricia Lattin	5/15/2019	4/29/2019				5,972			36.29	212,500	(5)
	5/15/2019	4/29/2019	1,493	5,972	8,958				36.29	224,726	(6)
Thomas C. Merchant	5/15/2019	4/29/2019				12,050			36.29	428,750	(5)
	5/15/2019	4/29/2019	3,013	12,050	18,075				36.29	453,442	(6)
Frances L. Cashman	5/16/2012	5/20/2019					2,112	23.72	24.05	20,001	(7)
	5/16/2013	5/20/2019					3,298	35.16	35.28	40,005	(7)
	5/16/2014	5/20/2019					6,650	47.64	48.10	80,000	(7)
	5/16/2014	5/20/2019					3,325	47.64	48.10	40,000	(7)
	5/15/2015	5/20/2019					11,754	54.51	54.69	131,997	(7)
	5/02/2016	5/20/2019					13,228	31.57	31.90	100,004	(7)
	5/13/2016	5/20/2019				19,437			30.64	607,212	(8)
	5/15/2017	5/20/2019				17,422			37.79	655,764	(8)
	5/15/2018	5/20/2019				11,747			38.95	460,013	(8)
	5/15/2019	5/20/2019				11,769			36.29	418,750	(8)
	5/15/2018	5/20/2019	2,937	11,747	17,621				39.16	419,015	(7)
	5/15/2019	5/20/2019	2,942	11,769	17,654				36.29	442,867	(7)
Thomas K. Hoops	5/16/2014	5/20/2019					5,542	47.64	48.10	66,670	(7)
	5/15/2015	5/20/2019					38,557	54.51	54.69	432,995	(7)
	5/13/2016	5/20/2019					49,745	31.24	30.64	390,001	(7)
	5/15/2017	5/20/2019					46,819	37.64	37.79	390,002	(7)
	5/13/2016	5/20/2019				12,484			30.64	390,000	(8)
	5/15/2017	5/20/2019				10,361			37.79	389,988	(8)
	5/15/2018	5/20/2019				16,918			38.95	662,509	(8)
	5/15/2019	5/20/2019				16,793			36.29	597,500	(8)
	5/15/2017	5/20/2019	3,103	12,412	18,619				37.79	389,985	(7)
	5/15/2018	5/20/2019	4,230	16,918	25,377				39.16	603,465	(7)
	5/15/2019	5/20/2019	4,198	16,793	25,190				36.29	631,921	(7)

(1)	Awards granted on May 15, 2019 reflect performance for fiscal year 2019.

(2)
Performance share units were awarded on May 15, 2019 pursuant to our 2017 Equity Incentive Plan. Performance share units may be earned and vested at the end of a three year performance period based on Legg Mason’s organic growth rate and relative total stockholder return ranked against a peer group which, as of March 31, 2020, includes 15 other firms. The potential payout ranges from 0 - 150%. The three year period began on April 1, 2019 and will end on March 31, 2022.

(3)
Restricted stock units were awarded on May 15, 2019 pursuant to our 2017 Equity Incentive Plan. The restricted stock units vest in 25% increments over four years on April 30, 2020, April 30, 2021, April 30, 2022 and April 30, 2023. Dividends are paid on shares of restricted stock units at the same time, and in the same amounts, as dividends are paid on other outstanding shares of our common stock. Executive officers were permitted to elect to defer receipt of shares after vesting. Mr. Merchant made a deferral election with respect to the May 2019 award. Any deferral had to have been made in five year increments from the applicable vesting date (and only one designated deferral date could be elected for any award of restricted stock units). A designated deferral date will cease to be effective and any deferred restricted stock units will be distributed as permitted under applicable tax law upon (i) a separation from service, including a separation from service due to death or disability, or (ii) a change of control as defined in the award agreement for the restricted stock units. See “Potential Payments on Termination or a Change of Control,” below.

(4)
The grant date fair value is the total amount that we will recognize as an expense over the award’s vesting period under applicable accounting requirements. For certain awards, identified in footnotes below, incremental expense resulted from modification of the awards on May 20, 2019.

(5)
The restricted stock units grant date fair value was calculated by multiplying the number of restricted stock units granted by the average of the high and low trading prices of our common stock on the NYSE on the grant date.

(6)
The performance share units grant date fair value was estimated based on a multiple fair value Monte Carlo pricing model, and calculated at $37.63. The following assumptions were made for purposes of the May 15, 2019 calculation:

Expected Dividend Yield	4.41%
Average Expected Stock Price Volatility	23.96%
Risk Free Interest Rate	2.11%
The actual value realized, if any, will be dependent on overall market conditions, our future performance and the future prices of our common stock. There can be no assurances that the actual value realized will approximate the amount calculated under the valuation model.

(7)
On May 20, 2019, outstanding stock option awards and performance share unit awards issued to Ms. Cashman and Mr. Hoops were modified to allow for continued vesting following termination of their employment. The numbers of shares and grant date fair value amounts represent the original award and the original fair value amount on the date of grant. The incremental expense recognized as a result of the modification of stock option awards is $88,126 and $490,822, respectively for Ms. Cashman and Mr. Hoops. The incremental expense recognized as a result of the modification of performance share unit awards is $703,243 and $1,120,177, respectively for Ms. Cashman and Mr. Hoops. The stock option grant date fair value was calculated using the Black-Scholes option pricing model value on the grant date.

(8)
On May 20, 2019, outstanding restricted stock units issued to Ms. Cashman and Mr. Hoops were modified to allow for acceleration upon termination of their employment. The numbers of shares and grant date fair value amounts represent the original award and the original fair value amount on the date of grant. The incremental expense recognized as a result of the modification of restricted stock unit awards is $1,202,193 and $1,349,517, respectively for Ms. Cashman and Mr. Hoops.

Outstanding Equity Awards at March 31, 2020

The following table provides information as of March 31, 2020 about the outstanding equity awards held by our named executive officers.

	Option Awards(1)(2)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested (#)(3)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(4)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(4)
Joseph A.	5/2/2013 (5)	500,000	—	31.46	5/2/2023
Sullivan	5/16/2013	44,518	—	35.16	5/16/2021
	5/16/2014	149,626	—	47.64	5/16/2022
	5/15/2015	186,999	—	54.51	5/15/2023
	5/13/2016	158,801	52,934	31.24	5/13/2024
	5/15/2017	99,640	99,640	37.64	5/15/2025
	5/13/2016					13,285	648,972
	5/15/2017					22,051	1,077,191
	5/15/2018					57,457	2,806,774
	5/15/2019					71,669	3,501,031
	5/15/2017							79,249	3,871,314
	5/15/2018							114,914	5,613,549
	5/15/2019							107,504	5,251,570

Peter H.	5/15/2015	47,106	—	54.51	5/15/2023
Nachtwey	5/13/2016	—	15,179	31.24	5/13/2024
	5/15/2017	—	28,572	37.64	5/15/2025
	5/13/2016					3,818	186,509
	5/15/2017					6,337	309,562
	5/15/2018					15,561	760,155
	5/15/2019					21,255	1,038,307
	5/15/2017							22,725	1,110,116
	5/15/2018							31,122	1,520,310
	5/15/2019							31,883	1,557,485

	Option Awards(1)(2)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested (#)(3)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(4)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(4)
Terence A.	5/15/2015	67,144	—	54.51	5/15/2023
Johnson	5/13/2016	—	19,705	31.24	5/13/2024
	5/15/2017	—	33,339	37.64	5/15/2025
	5/13/2016					4,945	241,563
	5/15/2017					7,378	360,415
	5/15/2019					17,092	834,944
	5/15/2017							26,517	1,295,355
	5/15/2019							25,638	1,252,416

Patricia	5/15/2015	5,628	—	54.51	5/15/2023
Lattin	5/2/2016	—	3,307	31.57	5/2/2024
	5/13/2016					2,425	118,461
	5/15/2017					4,065	198,575
	5/15/2018					4,357	212,839
	5/15/2019					5,972	291,732
	5/15/2018							8,714	425,679
	5/15/2019							8,958	437,598

Thomas C.	5/15/2015	21,505	—	54.51	5/15/2023
Merchant	5/13/2016	—	7,111	31.24	5/13/2024
	5/15/2017	—	15,006	37.64	5/15/2025
	5/13/2016					1,793	87,588
	5/15/2017					3,321	162,231
	5/15/2018					8,787	429,245
	5/15/2019					12,050	588,643
	5/15/2017							11,935	583,025
	5/15/2018							17,573	858,441
	5/15/2019							18,075	882,964

Frances L.	5/16/2014	9,975	—	47.64	5/16/2022
Cashman (6)	5/15/2015	11,754	—	54.51	5/15/2023
	5/2/2016	—	3,307	31.57	5/2/2024
	5/15/2018							17,621	860,786
	5/15/2019							17,654	862,373

Thomas K.	5/15/2015	38,557	—	54.51	5/15/2023
Hoops (6)	5/13/2016	—	12,437	31.24	5/13/2024
	5/15/2017	—	23,410	37.64	5/15/2025
	5/15/2017							18,619	909,538
	5/15/2018							25,377	1,239,666
	5/15/2019							25,190	1,230,532

(1)
Option awards were made pursuant to our 1996 Equity Incentive Plan. The exercise price of each option is equal to the average of the high and low trading prices of our common stock on the NYSE on the grant date. Option holders may use previously owned shares to pay all or part of the exercise price.

(2)
Options awarded prior to 2016 are fully vested. In all cases, the Committee may accelerate the vesting of options. As of March 31, 2020, the vesting schedules for the other option awards were as follows:

Grant Date	Vesting Schedule	Remaining Vesting Dates
05/13/16	25% vests each year for four years from date of grant	05/31/20
05/15/17	25% vests each year for four years from date of grant	05/31/20, 05/31/21

(3)
Excludes number of shares and market value representing restricted stock units that would have settled if they had not been deferred. As of March 31, 2020, the vesting schedules for the restricted stock unit awards were as follows:

Grant Date	Vesting Schedule	Remaining Vesting Dates
05/13/16	25% vests each year for four years from date of grant	04/30/20
05/15/17	25% vests each year for four years from date of grant	04/30/20, 04/30/21
05/15/18	25% vests each year for four years from date of grant	04/30/20, 04/30/21, 04/30/22
05/15/19	25% vests each year for four years from date of grant	04/30/20, 04/30/21, 04/30/22, 04/30/23

(4)
For awards issued on May 15, 2019 and May 15, 2018, performance share units may be earned and vested at the end of a three year performance period based on Legg Mason’s relative TSR and relative organic growth rate ranked against a peer group which, as of March 31, 2020, included 15 other firms. For awards issued on May 15, 2017, performance share units may be earned and vested at the end of the three year performance period based on Legg Mason’s relative TSR ranked against a peer group which, as of March 31, 2020 included 14 other firms. The potential payout ranges from 0 - 150% for all awards.

For the May 15, 2017 award, the three year period began April 1, 2017 and ended on March 31, 2020. The amount reflected in the table for the May 15, 2017 award is based on maximum payout level of performance. At March 31, 2020, our measurement of TSR for the performance period had us tracking at 141% of target. The actual number of shares was vested and earned following certification of performance results by the Compensation Committee after March 31, 2020. The Committee exercised its negative discretion, as permitted under the award agreements, to approve a payout at 105% of target, due to the impact of the proposed Merger on Legg Mason’s stock price and the impact of COVID-19 on relative performance.
For the May 15, 2018 award, the three year period began on April 1, 2018 and will end on March 31, 2021. The amount reflected in the table for the May 15, 2018 award is based on maximum payout level of performance as a result of the TSR and organic growth ranking at March 31, 2020 which yielded a valuation of 125% of target.
For the May 15, 2019 award, the three year period began April 1, 2019 and will end on March 31, 2022. The amount reported in the table for the May 15, 2019 award is based on maximum payout level of performance, as a result of the TSR and organic growth ranking at March 31, 2020, which yielded a valuation of 125% of target.

(5)
Options awarded on May 2, 2013 represent an award of performance stock options to Mr. Sullivan upon his promotion as Chief Executive Officer, exercisable only if certain time based and stock price conditions were met. As of March 31, 2020, all conditions had been satisfied: 25% of the award vested on May 2, 2015, and an additional 25% of the award vested on each of May 2, 2015, January 15, 2014 and June 5, 2014, upon achievement of specified stock price targets of $36.46, $41.46 and $46.46, respectively, for twenty consecutive days as of those dates.

(6)
Awards in the table represent unvested stock options and performance share units which will continue to vest in connection with Ms. Cashman’s and Mr. Hoops’ separation arrangements. All restricted stock units were accelerated and distributed at the time Ms. Cashman and Mr. Hoops terminated their employment, effective as of January 1, 2020.

Option Exercises and Stock Vested Table
The following table provides information about exercises of stock options and vesting of restricted stock units and performance share units during fiscal year 2020 for our named executive officers.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)(1)	Value realized on exercise ($)(1)	Number of shares acquired on vesting(#)		Value realized on vesting ($)(2)(3)
Joseph A. Sullivan	62,265	931,841	74,530	(4)	2,480,347
Peter H. Nachtwey	171,695	2,284,383	20,745		690,265
Terence A. Johnson	226,779	2,635,122	20,072		666,167
Patricia Lattin	28,954	302,828	7,070		236,986
Thomas C. Merchant	72,532	906,851	10,370	(4)	345,223
Frances L. Cashman	15,331	250,739	48,724	(5)	1,705,799	(5)
Thomas K. Hoops	66,259	1,031,128	54,751	(5)	1,911,348	(5)

(1)
The value realized upon exercise for stock options is calculated by the multiplying the difference between the sale price of the shares underlying the options and the exercise price of the options by the number of shares acquired on exercise. Messrs. Sullivan, Nachtwey, Johnson, Merchant, and Hoops and Mmes. Cashman and Lattin exercised options for the purchase of 62,265, 171,695, 226,779, 75,532, 66,259, 15,331, 28,954 shares, respectively. In connection with the exercise, Messrs. Sullivan, Nachtwey, Johnson, Merchant, and Hoops and Mmes. Cashman and Lattin sold 49,341, 144,852, 198,261, 60,547, 66,259, 15,331, and 24,968 shares respectively, for the payment of the option exercises price and related taxes. They retained the balance of the shares upon exercise.

(2)
The value realized upon vesting of restricted stock units is calculated by multiplying the fair market value of a share of common stock on the vesting date (the average of the high and low trading prices of Legg Mason common stock on the vesting date) by the number of shares vested. Messrs. Sullivan and Merchant had 1,800 and 1,085 shares, respectively, withheld to cover related tax withholding on vested and deferred shares. Messrs. Nachtwey, Johnson, and Hoops and Mmes. Lattin and Cashman had 4,949, 5,685, 16,608, 3,421, and 17,295 shares, respectively, withheld to cover related tax withholding on vested shares. U.S. based executive officers who elected to defer receipt of shares upon vesting of restricted stock units paid only Medicare and Social Security taxes on the deferred shares upon vesting.

(3)
The value realized upon vesting of performance units is calculated by multiplying the fair market value of a share of common stock on the vesting date (the average of the high and low trading prices of Legg Mason common stock on the vesting date) by the number of units vested. Fractional shares that vested were distributed in cash and are included in the value realized amount. Messrs. Sullivan, Nachtwey, Johnson, Merchant, and Hoops had 7,059, 2,050, 3,751, 980, and 1,526 shares, respectively, withheld to cover related tax withholding on vested performance shares.

(4)
Effective for the April 30, 2019 vest date, Messrs. Sullivan and Merchant have elected to defer the distribution of shares in the respective amounts set forth below (before giving effect to shares withheld for payment of taxes). In accordance with their respective deferral elections, the shares will be distributed five years after the vest date (subject to any further deferral elections that an executive officer may make).

Name	Grant Date	Vested Deferred Shares
Joseph A. Sullivan	05/15/2015	9,632
	05/13/2016	13,284
	05/15/2017	11,026
	05/15/2018	19,152
Thomas C. Merchant	05/13/2016	1,792
	05/15/2018	2,928

(5)	Vesting of restricted stock unit awards was accelerated when Ms. Cashman’s and Mr. Hoops’ employment ended effective as of January 1, 2020. Amounts include these accelerated awards.

Non-Qualified Deferred Compensation
The Legg Mason & Co., LLC Deferred Compensation/Phantom Stock Plan is a non-qualified deferred compensation plan that was available only to a select group of employees, including U.S.-based named executive officers, based on responsibilities and compensation levels. Deferrals were no longer accepted in the Phantom Stock Plan after December 31, 2014, but dividends continue to be credited as described below. Under the terms of the plan, participants were able to defer up to $60,000 in annual compensation on a pre-tax basis. Amounts deferred under the plan are deemed invested in “phantom” shares of our common stock at a price equal to 90% of the market price on the deemed investment date. Dividends paid on our common stock are credited to phantom stock at a price equal to 95% of the market price on the dividend payment date. Earnings are accrued as they would be if investing in actual shares of Legg Mason common stock and include market appreciation and dividends. Amounts deferred under our Phantom Stock Plan, including contributions by Legg Mason, are fully vested at all times and are not subject to forfeiture. Amounts deferred under this plan are distributed to the participant, or his or her beneficiary, in shares of our common stock after the participant’s employment has terminated for any reason, either in lump sum distribution or three annual installments, at the participant’s election. In addition, Legg Mason may elect to distribute account balances to named executive officers in connection with a change of control if the plan and all substantially similar agreements are terminated with respect to the participants affected by the change of control. For purposes of our Phantom Stock Plan, a “change of control” will occur upon a change in (1) ownership of Legg Mason or Legg Mason & Co., LLC (“LM&Co.”), our administrative subsidiary, (2) effective control of Legg Mason or LM&Co. or (3) ownership of a substantial portion of the assets of Legg Mason or LM&Co. On February 18, 2020, Legg Mason announced the execution of the Merger Agreement with Franklin, which would result in a change of control of Legg Mason upon the closing of the transaction.

The Legg Mason, Inc. Deferred Compensation Fund Plan is a non-qualified deferred compensation plan that is available only to a select group of employees, including U.S.-based named executive officers, based on responsibilities and compensation levels. Under the terms of the plan, participants may elect to defer up to $500,000 in annual salary and certain bonuses and commissions on a pre-tax basis. Amounts deferred under the plan are deemed invested in “phantom” shares of Legg Mason sponsored mutual funds (“Legg Mason Funds”). Earnings are accrued as they would be if investing directly in the Legg Mason Funds and include market appreciation and dividends. Amounts deferred under our Deferred Compensation Fund Plan, including any earnings on those contributions, are fully vested at all times and are not subject to forfeiture. Participants must elect, at the time they decide to defer compensation, whether: (1) to take an in service distribution or distribution upon termination; (2) to receive their future distributions from the plan in (a) a single lump sum or (b) three equal annual installments (available only if the total account balance is greater than $17,500); and (3) to have the distributions begin immediately after termination or one year from the date of termination. Participants will receive distributions in cash, except for in-service elections, which distributions may be made, in Legg Mason’s sole discretion, in shares of Legg Mason Funds or cash. In addition, Legg Mason will distribute account balances to participants in connection with a change of control if the plan and all substantially similar agreements are terminated with respect to the participants affected by the change of control. For purposes of our Deferred Compensation Fund Plan, a “change in control event” will occur upon a change in (1) ownership within the meaning of §1.409A-3(i)(5)(v) of regulations promulgated by the U.S. Department of the Treasury, (2) effective control within the meaning of §1.409A-3(i)(5)(vi) of the regulations, or (3) ownership of assets within the meaning of §1.409A-3(i)(5)(vii) of the regulations. As noted above, Legg Mason announced the execution of the Merger Agreement with Franklin, which would result in a change of control of Legg Mason upon the closing of the transaction.

Through fiscal year 2020, executive officers were able to make elections to defer the receipt of shares upon vesting of restricted stock unit awards granted under Legg Mason’s 1996 Equity Incentive Plan and 2017 Equity Incentive Plan. To be effective, executive officers had to make a deferral election by September 30 of each calendar year, with respect to restricted stock units that qualify as performance-based compensation under Section 409A of the Code, for the fiscal year ending on the following March 31. A deferral election is irrevocable once made, except as may be described in an award agreement. In the event an executive officer made a deferral election with respect to any portion of an award, the shares of common stock underlying the deferred restricted stock units would not be distributed to the recipient until the designated deferral date; provided, however, that, unless the award agreement provides otherwise, all deferrals will terminate and any shares underlying any vested, deferred restricted stock units will be distributed upon a separation from service or change in control of Legg Mason (as defined in the award agreement). Dividends are paid in cash at the same rate paid to all shareholders.

The following table provides information about non-qualified deferred compensation plan transactions and balances during fiscal year 2020 by our named executive officers.

Name	Plan	Executive Contributions in Last FY ($)(1)	Company Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Balance at Last FYE ($)(4)
Joseph A. Sullivan	Phantom Stock Plan	—	311	89,049	192,699
	Deferred Compensation Fund Plan	500,000	—	(355,814)	2,020,693
	Deferred Restricted Stock Units	1,719,375	—	3,185,401	7,429,059
Peter H. Nachtwey	Deferred Restricted Stock Units	—	—	335,884	712,770
Patricia Lattin	Phantom Stock Plan	—	6	1,686	3,648
	Deferred Compensation Fund Plan	13,417	—	(3,632)	73,355
Thomas C. Merchant	Phantom Stock Plan	—	123	35,163	76,092
	Deferred Compensation Fund Plan	119,292	—	(93,382)	588,338
	Deferred Restricted Stock Units	152,818	—	256,121	603,004
Frances L. Cashman (5)	Phantom Stock Plan	—	122	35,045	75,836
	Deferred Compensation Fund Plan	—	—	(28,760)	171,068
Thomas K. Hoops (5)	Deferred Compensation Fund Plan	298,750	—	(90,186)	1,589,414

(1)
Executive officer contributions include amounts deferred under the Deferred Compensation Fund Plan and the value of shares deferred upon vesting of restricted stock units during fiscal year 2020. The Deferred Compensation Fund Plan amounts are included in the Summary Compensation Table as salary and/or bonus. The deferred restricted stock units are included in the Summary Compensation Table as stock awards in the year that they were granted. The shares deferred upon vesting of restricted stock units are valued upon vesting by multiplying the fair market value of a share of common stock on the vesting date (the average of the high and low trading prices of Legg Mason common stock on the vesting date) by the number of shares deferred. The number of shares deferred in fiscal year 2020 for Messrs. Sullivan and Merchant are 53,094 and 4,720 respectively. These deferred shares are a portion of the vested shares reflected in the Option Exercises and Stock Vested Table. U.S. based executive officers who elected to defer receipt of shares had shares withheld to pay for Medicare and Social Security taxes due upon vesting. The number of shares withheld for these tax payments during fiscal year 2020 for Messrs. Sullivan and Merchant are 1,800 and 161 respectively. The amounts shown in the table for deferred restricted stock units reflect the number of deferred shares minus the number of shares withheld for tax payment.

(2)
Legg Mason contributions are included in the All Other Compensation column of the Summary Compensation Table and consist of the contribution of the 5% discount to the market price of a share of common stock upon the crediting of dividends to phantom stock during the fiscal year.

(3)
Aggregate earnings are calculated by subtracting the value of the named executive officer’s account balances at March 31, 2019 and the executive and Legg Mason contributions made during fiscal year 2020 from the value of the officer’s account balances at March 31, 2020. Aggregate earnings for deferred restricted stock units include amounts paid in cash for dividends. Dividend amounts are reflected in the All Other Compensation column of the Summary Compensation Table.

(4)
The aggregate balance under the Phantom Stock Plan and the deferred restricted stock units is calculated by multiplying the phantom stock or deferred restricted stock unit account share balance by the closing price of Legg Mason’s common stock on March 31, 2020, which was the last trading day of the fiscal year. Phantom stock and deferred restricted stock unit distributions are made in shares of common stock on a one-for-one basis. The aggregate balance under the Deferred Compensation Fund Plan is calculated by multiplying the deferred fund share account balance by the closing net asset value of the applicable Legg Mason Funds on March 31, 2020. Distributions from the Deferred Compensation Fund Plan are made in either cash or shares of Legg Mason Funds.

(5)
A distribution under the Phantom Stock Plan is due to Ms. Cashman in a lump sum as a result of the termination of her employment effective as of January 1, 2020. This payment is subject to a six month hold in accordance with Section 409A and will be distributed in July 2020. Distributions under the Deferred Compensation Fund Plan are due to Ms. Cashman and Mr. Hoops as a result of the termination of their employment effective as of January 1, 2020. Both will receive a lump sum payment. This payment is subject to a six month hold in accordance with Section 409A and will be distributed in July 2020.

Potential Payments on Termination or a Change of Control or Retirement
As described in the “Compensation Discussion and Analysis” in this Annual Report on Form 10-K, our named executive officers typically received long-term equity incentive awards for fiscal years prior to fiscal year 2020 in the form of stock options, restricted stock units and performance share units. For fiscal year 2020, our named executive officers who were employed by Legg Mason at the end of the fiscal year received incentive awards in the form of deferred cash units, as a result of restrictions under the Merger Agreement on the issuance of equity. In addition, our named executive officers may elect to participate in our Deferred Compensation Fund Plan and, until December 31, 2014, could elect to participate in our Phantom Stock Plan. Except as discussed below, our named executive officers will forfeit their unvested stock options, restricted stock units and performance share units if their employment with us ends.

Stock Options
For a description of the treatment of outstanding stock options under the Merger Agreement, please see the discussion below under the caption “Effect of the Merger Agreement.” The description of the terms of outstanding stock options that follows here covers the terms of award agreements for such stock options. Unvested stock options and performance stock options held by our named executive officers automatically vest and become exercisable upon the termination of the named executive officer’s employment as a result of his or her death or disability. Unvested options automatically vest and become exercisable if the named executive officer’s employment terminates within one year of a change of control without cause or due to good reason. Options automatically vest if the named executive officer’s employment is terminated without cause due to a reduction in workforce.

If a named executive officer’s employment ends for any reason other than those described above before all of his or her stock options have vested, the unvested stock options are automatically forfeited except that upon termination of employment without cause and due to retirement, stock options issued on or after May 15, 2015 continue to vest based on the original vesting schedule. The Committee has the authority to accelerate the vesting of any stock options in its discretion at any time. A named executive officer, or his or her beneficiaries, must exercise all vested options (1) within one year of the date on which his or her employment terminates as a result of death or disability or (2) within three months of the date on which his or her employment terminates for any other reason, except that upon termination of employment without cause and due to retirement, stock options issued on or after May 15, 2015 will expire three months after the last vest date of the award. In the event of death during the period when a retired executive officer’s stock options continue to vest, the unvested options become vested and exercisable on the date Legg Mason becomes aware of the death. In order to retire for purposes of our stock options, a named executive officer must be at least 62 years old and may not represent, in any capacity other than as an independent director, any financial services company that the Committee deems a competitor of Legg Mason.

For purposes of our stock options, a “change of control” of Legg Mason will occur upon (1) any person acquiring, directly or indirectly, beneficial ownership of securities representing 50.1% or more of the combined voting power of our outstanding stock; (2) the closing of any merger, consolidation or other reorganization involving Legg Mason whereby the stockholders of Legg Mason immediately prior to such reorganization do not hold, directly or indirectly, more than 50% of the combined voting power of the outstanding stock of the successor entity immediately following such transaction; (3) the closing of any transaction involving a sale of assets of Legg Mason that have a total gross fair market value equal to or more than 90% of the total gross fair market value of all of Legg Mason’s assets; (4) the adoption of any plan or proposal for the liquidation or dissolution of Legg Mason; or (5) within any 12-month period, individuals who, as of May 15 of the year in which the award is made, constitute the Board of Directors of Legg Mason or who are thereafter nominated as directors by a majority of the Board of Directors cease for any reason to constitute at least a majority of the Board.
For purposes of our stock options, “cause” means any of the following behavior by an option recipient (1) any conduct that competes with Legg Mason, breaches any obligation or duty of loyalty to Legg Mason or materially injures Legg Mason; (2) a material violation of any law, regulation or Legg Mason policy; (3) a court or regulatory order that prevents an option recipient from performing his or her duties or being associated with an investment advisor; (4) material malfeasance, disloyalty or dishonesty; (5) conviction of a felony; (6) any failure to devote sufficient professional time to his or her duties; (7) failure to satisfactorily perform duties, or gross misconduct or gross negligence in the performance of duties; or (8) failure to maintain any required licenses.

For purposes of our stock options, “good reason” means (1) a material adverse change in the responsibilities of the option recipient from those in effect prior to the change of control; (2) the recipient’s principal place of employment is moved more than 50 miles from the location immediately prior to the change of control; (3) the recipient’s base salary is significantly reduced; or (4) the recipient’s incentive compensation for a fiscal year is materially reduced from his or her incentive compensation for the prior fiscal year, and such reduction is not related to a reduction in responsibilities or either individual or corporate performance.

Restricted Stock Units
For a description of the treatment of unvested restricted stock units under the Merger Agreement, please see the discussion below under the caption “Effect of the Merger Agreement.” The description of the terms of restricted stock units that follows here covers the terms of award agreements for such units. Unvested restricted stock units issued to a named executive officer will, under the terms of the award agreements, automatically vest and all vested but undistributed shares will be distributed upon (1) the named executive officer’s death; (2) separation from service of the named executive officer due to disability; or (3) separation from service following a change of control of Legg Mason as discussed below.

If a named executive officer’s employment terminates due to the elimination of his or her employment in connection with a reduction in workforce and such termination of employment is without “cause”, then, as of the date of such termination, his or her unvested award will be 100% vested and all vested but undistributed shares will be distributed; provided, however, that in the event that the named executive officer fails to sign a general release of claims provided by Legg Mason, or signs and revokes such release within the time permitted by law to revoke such release, then any shares of our common stock received in connection with the restricted stock units that became vested on such termination will be cancelled and must be returned to Legg Mason. Upon vesting, restricted stock units cease to be subject to forfeiture. Subject to the exceptions discussed herein, in the event a named executive officer has a separation from service for any reason before all of his or her restricted stock units have vested, the unvested restricted stock units will automatically be forfeited, however, vested but undistributed shares will be distributed. If a named executive officer retires from Legg Mason, his or her restricted stock units will continue to vest in accordance with the original vesting schedule as long as he or she continues to meet the definition of retirement. If a retired executive officer dies during the period that awards continue to vest, his or her awards become vested and exercisable on the date Legg Mason becomes aware of the death. In order to retire for purposes of our restricted stock unit grants, a named executive officer must be at least 62 years old and may not represent, in any capacity other than as an independent director, any financial services company that the Committee deems a competitor of Legg Mason.

Under the terms of the award agreements, restricted stock units vest upon a “change of control” only if, within 12 months of the change of control, the named executive officer is terminated without cause or terminates his or her employment for good reason. See “Stock Options” above for the definitions of “cause” and “good reason” used for these awards. A “change of control” of Legg Mason will occur upon (1) any person acquiring, directly or indirectly, beneficial ownership of securities representing 50.1% or more of the combined voting power of our outstanding stock; (2) the closing of any merger, consolidation or other reorganization involving Legg Mason whereby the stockholders of Legg Mason immediately prior to such reorganization do not hold, directly or indirectly, more than 50% of the combined voting power of the outstanding stock of the successor entity immediately following such transaction; (3) the closing of any transaction involving a sale of assets of Legg Mason that have a total gross fair market value equal to or more than 90% of the total gross fair market value of all of Legg Mason’s assets; (4) the adoption of any plan or proposal for the liquidation or dissolution of Legg Mason; or (5) within any 12-month period, individuals who, as of May 15 of the grant year, constitute the Board of Directors of Legg Mason or who are thereafter nominated as directors by a majority of the Board of Directors cease for any reason to constitute at least a majority of the Board. Notwithstanding anything to the contrary, to the extent that Section 409A of the Code, applies to an award of restricted stock units, the definition of “change in control” in the award agreement shall control for purposes of vesting an award, but shall not trigger a distribution unless the event also constitutes a change in control within the meaning of Section 409A(a)(2)(A)(v) of the Code.

Performance Share Units
For a description of the treatment of unvested performance share units under the Merger Agreement, please see the discussion below under the caption “Effect of the Merger Agreement.” The description of the terms of performance share units that follows here covers the terms of award agreements for such units. Performance share units are designed to vest at the end of a three year performance period, if at all, subject to the satisfaction of defined relative performance criteria. The Compensation Committee has the discretion to reduce a payout. A pro rata portion of performance share units issued to a named executive officer will automatically vest upon (1) the named executive officer’s death; (2) termination of the named executive officer’s employment due to disability; or (3) termination following a change of control of Legg Mason. See the definition of “change of control” above under the caption “Restricted Stock Units.” A pro rata portion of performance share units issued to a named executive officer will vest upon a termination that is not for cause in connection with a reduction in workforce. In such case, the payout will be made at the end of the performance period, at the lesser of target or the amount determined based upon the satisfaction of the relative performance criteria at the end of the performance period. See the definition of “cause” above under the caption “Stock Options.” Subject to the exceptions discussed herein, in the event a named executive officer’s employment ends for any reason before the end of the performance period, the unvested performance share units will automatically be forfeited. If the named executive officer’s employment ends before the end of the performance period by reason of retirement, the entire value of an earned award will vest and be paid at the end of the performance period, if a named executive officer’s employment ends before the end of the performance period by reason of retirement and the named executive officer continues to meet the definition of retirement. In order to retire for purposes of our performance share unit grants, a named executive officer must be at least 62 years old and may not represent, in any capacity other than as an independent director, any financial services company that the Committee deems a competitor of Legg Mason. If the named executive officer does not engage in competitive activity, the number of shares issuable in respect of the vested pro rata portion of the actual award (as determined based on satisfaction of the relative performance criteria) will be paid at the end of the performance period and any remaining performance share units will be forfeited.

Deferred Cash Units
Unvested deferred cash units issued to a named executive officer employed by Legg Mason at the end of fiscal 2020 will, under the terms of the award agreements, automatically vest and cash represented by such will be paid to the named executive officer upon (1) the completion of the Merger; (2) the named executive officer’s death; (3) separation from service of the named executive officer due to disability; or (4) separation from service following a change of control of Legg Mason other than the Merger as discussed below. Cash will be paid to a U.S. named executive officer in the amount of $1.00 multiplied by the number of deferred cash units held by the named executive officer. Cash will be paid to Mr. Johnson, a non-U.S. named executive officer, in the amount of the US Dollar Equivalent (defined as follows) multiplied by the number of deferred cash units held by him. The “US Dollar Equivalent” is an amount in GBP, the currency in which Legg Mason pays Mr. Johnson’s base compensation, determined by multiplying one (1) United States Dollar by the United States Dollar to GBP exchange rate quoted by the Reuters World Currency Page for GBP at 11:00 a.m. (London time) on the date of grant of the deferred cash units (or, in the event such rate does not appear on any Reuters World Currency Page, by reference to such other publicly available service for displaying exchange rates as may be designated by the Compensation Committee of the Legg Mason Board of Directors.

If a named executive officer’s employment terminates due to the elimination of his or her employment in connection with a reduction in workforce and such termination of employment is without “cause”, then, as of the date of such termination, his or her unvested award will be 100% vested and cash represented by such units will be paid to the named executive officer, calculated as described above; provided, however, that in the event that the named executive officer fails to sign a general release of claims provided by Legg Mason, or signs and revokes such release within the time permitted by law to revoke such release, then any cash received in connection with the deferred cash units that became vested on such termination must be paid back to Legg Mason. Upon vesting, deferred cash units cease to be subject to forfeiture. Subject to the exceptions discussed herein, in the event a named executive officer has a separation from service for any reason before all of his or her deferred cash units have vested, the unvested deferred cash units will automatically be forfeited. If a named executive officer retires from Legg Mason, his or her deferred cash units will continue to vest in accordance with the original vesting schedule as long as he or she continues to meet the definition of retirement. If a retired executive officer dies during the period that awards continue to vest, his or her awards become vested on the date Legg Mason becomes aware of the death. In order to retire for purposes of our deferred cash unit grants, a named executive officer must be at least 62 years old and may not represent, in any capacity other than as an independent director, any financial services company that the Committee deems a competitor of Legg Mason.

Under the terms of the award agreements, deferred cash units vest upon a “change of control” other than the Merger only if, within 12 months of the change of control, the named executive officer is terminated without cause or terminates his or her employment for good reason. See “Stock Options” above for the definitions of “cause” and “good reason” used for these awards. A “change of control” of Legg Mason does not include the Merger, but otherwise will occur upon (1) any person acquiring, directly or indirectly, beneficial ownership of securities representing 50.1% or more of the combined voting power of our outstanding stock; (2) the closing of any merger, consolidation or other reorganization involving Legg Mason whereby the stockholders of Legg Mason immediately prior to such reorganization do not hold, directly or indirectly, more than 50% of the combined voting power of the outstanding stock of the successor entity immediately following such transaction; (3) the closing of any transaction involving a sale of assets of Legg Mason that have a total gross fair market value equal to or more than 90% of the total gross fair market value of all of Legg Mason’s assets; (4) the adoption of any plan or proposal for the liquidation or dissolution of Legg Mason; or (5) within any 12-month period, individuals who, as of May 15 of the grant year, constitute the Board of Directors of Legg Mason or who are thereafter nominated as directors by a majority of the Board of Directors cease for any reason to constitute at least a majority of the Board. Notwithstanding anything to the contrary, to the extent that Section 409A of the Code, applies to an award of deferred cash units, the definition of “change in control” in the award agreement shall control for purposes of vesting an award, but shall not trigger a distribution unless the event also constitutes a change in control within the meaning of Section 409A(a)(2)(A)(v) of the Code.

Severance Arrangements
During fiscal year 2019 our Board of Directors authorized a restructuring of the executive team in connection with a strategic restructuring for the purpose of reducing costs, whereby the roles of certain of our executive officers, including two named executive officers, were eliminated as of January 1, 2020. During the period in which the strategic restructuring was implemented, and in light of the disruption to the executive team resulting from the restructuring, it was important for Legg Mason to retain the services of its other executive officers to maintain the stability of the company and promote the successful completion of the strategic restructuring. Because of this need, Legg Mason established an executive severance arrangement for any executive officer whose employment is terminated by Legg Mason prior to September 30, 2020 for any reason other than “Cause” (as defined in the severance arrangement), including the executive officers whose roles were eliminated as of January 1, 2020. This executive severance arrangement was implemented on May 21, 2020 by entering into transition agreements with the departing executives, including named executive officers Ms. Cashman and Mr. Hoops, and letter agreements with our other executives, including named executive officers Messrs. Sullivan, Johnson, Merchant and Nachtwey and Ms. Lattin.

Under the terms of each transition agreement with the departing executives, subject to the satisfaction of the terms and conditions in the agreement, the departing executives were eligible to receive a severance package (the “Severance Package”) consisting of: (1) (i) a cash payment of an amount equal to three weeks of the executive’s base salary for every year of service (with a minimum of 12 weeks and a maximum of 52 weeks of base salary), and (ii) a pro-rated cash incentive payment for the months worked in the year of the executive’s separation (9 months, for departing employees), which was based on actual incentive payments received for the most recently completed fiscal year; (2) the continued vesting and expiration (as applicable) of all of the executive’s outstanding stock options as if the executive’s employment continued through the expiration date of such stock options and the continued vesting of performance share units pursuant to the schedule and applicable performance goals as if the executive’s employment continued through the applicable performance period, in each case under the applicable award agreement; (3) confirmation that the executive’s employment termination will be treated as being part of a reduction in force for purposes of all restricted stock units, which results in full vesting of the restricted stock units under the terms of the awards; (4) outplacement services and (5) a COBRA subsidy in accordance with applicable law. In addition, under the transition agreements, each departing executive officer received a transition payment for the period from July 1, 2020 through January 1, 2020 equal to 50% of the executive’s total compensation for fiscal year 2020, pro rated for the six months worked in the fiscal year since July 1, 2020.

Under the terms of each of the letter agreements with our other executives, if the executive officer is terminated by Legg Mason without “Cause” (as defined in the letter agreement) prior to September 30, 2020, the executive will receive the same Severance Package as those executives who entered into the transition agreements (but not including the transition payment).

Effect of the Merger Agreement
Under the terms of the Merger Agreement, stock options, restricted stock units and performance share units will be treated as follows upon the completion of the merger transaction:

Each outstanding stock option, whether vested or unvested, will automatically (i) if the exercise price of such stock option is equal to or greater than the $50.00 per share merger consideration (the “Merger Consideration”), terminate and be cancelled immediately prior to the effective time of the merger, without any consideration being payable in respect thereof, and (ii) if the exercise price of a stock option is less than the Merger Consideration, terminate and be cancelled immediately prior to the effective time of the merger and be converted into the right to receive a lump sum cash payment in an amount equal to (A) the number of shares of Legg Mason common stock underlying such stock option immediately prior to the effective time of the merger, multiplied by (B) an amount equal to (x) the Merger Consideration, minus (y) the exercise price of such stock option, net of any taxes withheld.

Each unvested restricted stock unit will automatically terminate and be cancelled immediately prior to the effective time of the merger and be converted into the right to receive a lump sum cash payment in an amount equal to (i) (A) the Merger Consideration, multiplied by (B) the number of shares of Legg Mason common stock subject to such restricted stock unit immediately prior to the effective time of the merger, plus (ii) the amount of any accrued but unpaid dividend equivalent rights under such restricted stock unit, net of any taxes withheld.

Each unvested performance share unit will automatically terminate and be cancelled immediately prior to the effective time of the merger and be converted into the right to receive a lump sum cash payment in an amount equal to (i) the Merger Consideration, multiplied by (ii) the target number of shares of Legg Mason common stock subject to such performance share unit immediately prior to the effective time, net of any taxes withheld.

Estimated Post-Termination Payments Table
The following table sets forth information regarding potential accelerated payments to each of our named executive officers in the event of a termination of employment, upon death, disability or retirement or following a change of control of Legg Mason. For the purposes of this table, amounts are calculated for Messrs. Sullivan, Nachtwey, Johnson and Merchant and Ms. Lattin as if the employment termination, death, disability or retirement or change of control occurred on March 31, 2020. Two of our named executive officers were eligible to retire under the terms of any award as of March 31, 2020. Amounts shown for Ms. Cashman and Mr. Hoops reflect amounts actually received in fiscal year 2020 pursuant to severance arrangements described above, when their employment ended effective as of January 1, 2020.

Name	Accelerated Stock Options ($)(1)		Accelerated Restricted Stock Units ($)(2)		Accelerated Performance Share Units ($)
Joseph A. Sullivan(3)
Upon Retirement(4)	2,049,132	(5)	8,033,969	(6)	12,693,283	(7)
Upon Termination	—		8,033,969		—
Upon Death or Disability	2,049,132		8,033,969		6,242,802	(8)
Upon a Change in Control(9)	2,049,132		8,033,969		6,242,802
Peter H. Nachtwey
Upon Retirement(4)	587,594	(5)	2,294,533	(6)	3,608,317	(7)
Upon Termination	—		2,294,533		—
Upon Death or Disability	587,594		2,294,533		1,761,873	(8)
Upon a Change in Control(9)	587,594		2,294,533		1,761,873
Terence A. Johnson
Upon Termination	—		1,436,923	(6)	—
Upon Death or Disability	720,735		1,436,923		1,141,885	(8)
Upon a Change in Control(9)	720,735		1,436,923		1,141,885
Patricia Lattin(3)
Upon Termination	—		821,608	(6)	—
Upon Death or Disability	57,145		821,608		286,424	(8)
Upon a Change in Control(9)	57,145		821,608		286,424
Thomas C. Merchant(3)
Upon Termination	—		1,267,706	(6)	—
Upon Death or Disability	293,442		1,267,706		966,432	(8)
Upon a Change in Control(9)	293,442		1,267,706		966,432
Frances L. Cashman(3)(10)
Upon Termination	—		1,217,312		—
Thomas K. Hoops(3)(10)
Upon Termination	—		1,346,811		—

(1)
The amounts include unvested, in-the-money stock options that would immediately vest upon the listed event. Amounts are calculated by adding for each grant of unvested, in-the-money options, the product of the number of shares underlying the options multiplied by the difference between $48.85 the closing price of our common stock on March 31, 2020, which was the last trading day of the fiscal year, and the exercise price. In addition, as of March 31, 2020, Mr. Sullivan and Ms. Cashman held $13,398,949 and $12,070, respectively, of in-the-money, unexercised, vested stock options (using the same method of calculation) which can be exercised at any time, including following termination (other than a termination for cause), death or disability, a change of control or, for Mr. Sullivan retirement. The following table summarizes how the expiration dates of stock options may change upon a termination of employment, death, disability, retirement or change of control.

Expiration Dates for Stock Options Outstanding at March 31, 2020	Expiration Upon Death or Disability	Expiration Upon Retirement	Expiration Upon Termination Not for Cause, Death, Disability or Retirement
Ranging from May 16, 2021 - May 15, 2025	Vested options expire on first anniversary of termination as a result of death or disability	Vested options expire three months after the last vesting date that occurs during retirement, subject to executive’s compliance with non-competition obligations
Award agreements provide that vested options expire three months after termination of employment for any reason other than cause, death, disability, or retirement; extension until first anniversary of death if death occurs during post-employment exercise period. Severance arrangements approved for executive officers on May 20, 2019 modified the awards to provide for the continued vesting and expiration (as applicable) after termination of employment for any reason other than death, disability, retirement or “cause” of all of an executive’s outstanding stock options, as if the executive’s employment continued through the expiration date of such stock options.

(2)
The amounts are calculated by multiplying the applicable number of unvested restricted stock units held by the named executive officer on March 31, 2020 by $48.85, the closing price of our common stock on March 31, 2020.

(3)
Messrs. Sullivan, Merchant, Hoops and Mmes. Lattin and Cashman would also receive distributions of their phantom stock accounts and/or deferred compensation fund accounts, which are not subject to vesting. See the discussion under “Non-Qualified Deferred Compensation” above.

(4) The definition of “retirement” is the same for all types of awards, and is derived from the definition in the Legg Mason, Inc. Profit Sharing and 401(k) Plan and Trust, or a successor provision. An executive becomes eligible for retirement upon his or her 62nd birthday. See the discussion preceding this table under “Potential Payments on Termination or a Change of Control or Retirement.”

(5)
Represents stock options for Messrs. Sullivan and Nachtwey issued in 2016 and 2017 that would continue to vest under their vesting schedules upon retirement, provided that the termination of employment at retirement is without cause, and that the executive signs and delivers a non-compete agreement with Legg Mason and does not engage in competitive activity as provided in that agreement. During retirement, if the executive engages in competitive activity, the portion of stock options that are unvested at the time of such activity will be immediately forfeited. In the event of death during the period in which unvested stock options continue to vest after retirement, the unvested stock options will become 100% vested.

(6)
Represents restricted stock units that immediately vest upon a termination that is not for cause or, for Messrs. Sullivan and Nachtwey, would continue to vest under their vesting schedules upon retirement, provided that the termination of employment at retirement is without cause, and that the executive signs and delivers a non-compete agreement with Legg Mason and does not engage in competitive activity as provided in that agreement. During retirement, if the executive engages in competitive activity, the portion of restricted stock units that are unvested at the time of such activity will be immediately forfeited. In the event of death during the period in which unvested restricted stock units continue to vest after retirement, the unvested restricted stock units will become 100% vested as of the date Legg Mason becomes aware of the death.

(7)
Retirement amount represents the total number of performance share units at target for the May 2017 awards, which were valued at 141% of target, and the total number of performance share units at target, for the May 2018 awards which were valued at 125%, and the total number of performance share units at target for the May 2019 awards, which were valued at 125% of target. Upon retirement, the entire value of the May 2019, May 2018, and May 2017 awards at the end of the respective performance periods would vest and be earned, and paid out subject to the determination and certification of payout by the Compensation Committee. The May 2019 and 2018 awards were valued based on the TSR and organic growth rate rankings at March 31, 2020. The payout for the May 2017 awards was tracking at 141% of target based on the TSR rankings at March 31, 2020. These amounts were vested and paid out following certification by the Compensation Committee at 105% of target.

(8)
Death or disability amounts and change of control amounts represent the product of the pro-rata portion of performance share units at target that would immediately vest multiplied by $48.85, the closing price of our common stock on March 31, 2020.

(9)
The definition of “change of control” of Legg Mason differs for the acceleration of stock options, restricted stock units and performance share units. See the discussion preceding this table under “Potential Payments on Termination or a Change of Control or Retirement.” For stock options, restricted stock units and performance share units, assumes termination of employment on the change of control date without cause or for good reason for awards for which such a termination is a condition to accelerated vesting following a change of control.

(10) Severance arrangements approved for executive officers on May 20, 2019 modified unvested stock option awards and performance share unit awards to provide for the continued vesting and expiration (as applicable) of such awards after termination of employment, and for acceleration of vesting of restricted stock unit awards upon termination of employment. As of January 1, 2020, all unvested restricted stock unit awards held by Ms. Cashman and Mr. Hoops were accelerated in connection with Ms. Cashman’s and Mr. Hoops’ termination of employment. Amounts shown in the table reflect awards actually accelerated and distributed to Ms. Cashman and Mr. Hoops as of January 1, 2020.

CEO Pay Ratio
Our CEO pay ratio is calculated in accordance with Item 402(u) of Regulation S-K, pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and provides a reasonable estimate of the ratio of our CEO’s annual total compensation to the median of the annual total compensation of all employees of Legg Mason, other than the CEO.

Mr. Sullivan had annual total compensation for fiscal year 2020 of $8,719,987 as reflected in the Summary Compensation Table on page 167. Our median employee’s annual total compensation for fiscal year 2020 was $180,500. The resulting ratio of our CEO’s annual total compensation to the annual total compensation of our median employee for fiscal year 2020 is 48 to 1.

During fiscal year 2020, Legg Mason made a reduction in staff in connection with a strategic restructuring, which resulted in a significant change to our employee population. Therefore, as of March 31, 2020, we identified a new median employee.

We identified the median employee by reviewing the fiscal 2020 salary (or wages plus overtime, as applicable) and annual cash bonus paid to all employees of Legg Mason and its subsidiaries worldwide, excluding our CEO, who were employed on March 31, 2020, which is the last day of Legg Mason’s last completed fiscal year. We included employees working on a full-time, part-time, or interim basis, as well as contractual employees (as determined by the legal framework in a particular jurisdiction for contractual status). We annualized the base salary, but not the cash incentive paid for the fiscal year, for any fulltime employees who were hired in fiscal year 2020 but did not work for us for the entire fiscal year. However, due to the timing of the payment of cash incentives by one of our subsidiaries, we made a reasonable estimate of the cash incentives paid for the fiscal year to employees of that subsidiary. Cost of living adjustments are not significant and were not applied. In order to facilitate an assessment of all employee compensation in U.S. dollars, we applied to the compensation paid to our non-U.S. employees a local currency-to-U.S. dollar exchange rate equal to the year to date for the twelve-month period ended March 31, 2020, divided by twelve. Once we identified the median employee, we calculated annual total compensation for that employee using the same methodology we use for our NEOs as shown in the Summary Compensation Table.

Our CEO pay ratio is disclosed to comply with rules adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act and is not intended as a measure of comparison with any other company.

Compensation of Directors
Director Compensation Table
The following table provides information about the compensation earned by our non-employee directors during fiscal year 2020.

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards($)		All Other Compensation ($) (2)	Total ($)
Robert E. Angelica	220,500	(3)	74,984	(4)	—	295,484
Carol Anthony “John” Davidson	225,875	(5)	125,012	(6)	33,323	384,210
Edward P. Garden (7)	250,833	(3)(8)	149,980	(4)(9)	—	400,813
Michelle J. Goldberg	173,500		125,012	(6)	13,301	311,813
Stephen C. Hooley (10)	129,500		125,007	(11)	—	254,507
Barry W. Huff (12)	37,499		—		—	37,499
John V. Murphy	195,750	(5)	125,012	(6)	—	320,762
Nelson Peltz (7)	240,833	(3)(8)	149,980	(4)(9)	—	390,813
Alison A. Quirk	180,500		125,012	(6)	—	305,512
W. Allen Reed (12)	36,999		—		—	36,999
Margaret Milner Richardson (12)	31,692		—		23,701	55,393
Kurt L. Schmoke (12)	28,008		—		30,085	58,093

(1)	In addition, non-employee directors receive reimbursement of actual expenses incurred for attendance at meetings or participating in company business.

(2)	Represents dividend equivalents paid on restricted stock units and reinvested in additional restricted stock units.

(3)	Includes $50,000 paid as a portion of the annual award under the Legg Mason, Inc. Non-Employee Director Equity Plan.

(4)	Includes value of 1,965 shares of common stock granted on July 30, 2019 as a portion of the annual award under the Legg Mason, Inc. Non-Employee Director Equity Plan.

(5)	Includes $18,750 paid to Mr. Davidson and $6,250 paid to Mr. Murphy for the Lead Independent Director Retainer.

(6)	Represents value of 3,276 restricted stock units or common stock granted on July 30, 2019 for the annual award under the Legg Mason, Inc. Non-Employee Director Equity Plan.

(7)	Messrs. Garden and Peltz were appointed to the Board of Directors effective May 20, 2019.

(8)	Includes $50,000 paid as an appointment award under the Legg Mason, Inc. Non-Employee Director Equity Plan.

(9)	Includes value of 2,028 shares of common stock granted on June 20, 2019 as an appointment award under the Legg Mason, Inc. Non-Employee Director after Messrs. Garden and Peltz joined the Board.

(10)	Mr. Hooley was appointed to the Board of Directors effective July 30, 2019.

(11)	Represents value of 3,396 shares of common stock granted on August 30, 2019 as an appointment award under the Legg Mason, Inc. Non-Employee Director Equity Plan after Mr. Hooley joined the Board.

(12)
Messrs. Huff, Reed, Schmoke and Ms. Richardson's terms as directors expired on July 30, 2019. Messrs. Huff, Reed, Schmoke and Ms. Richardson's reported compensation reflects amount received during fiscal year 2020 through the end of their Board service.

As of March 31, 2020, two of our non-employee directors held the following restricted stock units:

Name	Number of Restricted Stock Units
Carol Anthony “John” Davidson	23,789
Michelle J. Goldberg	10,451

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
We have listed below, as of March 31, 2020 (except as otherwise indicated), the beneficial ownership of Shares by (i) each of our directors, (ii) each of our “named executive officers” for the fiscal year ended March 31, 2020, (iii) all of our directors and executive officers as a group and (iv) each person known by us to be the beneficial owner of more than five percent (5%) of the number of outstanding Shares. The table is based on information we received from the directors, executive officers and filings made with the SEC. We are not aware of any other beneficial owner of more than five percent (5%) of the number of outstanding Shares as of March 31, 2020. Unless otherwise indicated, each of our directors and “named executive officers” has (a) the same business address as Legg Mason and (b) sole investment and voting power over all of the shares that he or she beneficially owns. All Share numbers have been rounded to the nearest whole number.

Name of Owner	Common Stock Beneficially Owned(1)(2)		Percent of Outstanding Common Stock(2)
BlackRock, Inc.	8,290,080	(3)	9.44%
Vanguard	7,821,495	(4)	8.91%
Nelson Peltz	3,881,704	**	4.42%
Ed Garden	3,881,704	**	4.42%
Joseph A. Sullivan	1,988,811	(5)(6)	2.27%
Peter H. Nachtwey	266,676	(5)	*
Terence A. Johnson	236,470	(5)	*
Thomas C. Merchant	148,733	(5)	*
Patricia Lattin	62,238	(5)	*
Thomas K. Hoops***	50,357	(5)	*
John V. Murphy	31,450		*
Robert Angelica	27,772		*
Carol Anthony ("John") Davidson	26,789	(7)	*
Frances L. Cashman***	21,729	(5)
Michelle J. Goldberg	10,451	(7)	*
Alison A. Quirk	7,237		*
Stephen Hooley	3,396		*
All current executive officers and directors as a group (13 persons)	6,691,727		7.62%

*	Less than one percent (1%).

**
These Shares are owned by certain funds and investment vehicles (which we refer to as the “Trian Funds”) managed by Trian, an institutional investment manager, and Trian. None of such Shares are held directly by Mr. Peltz or Mr. Garden. Of the Shares owned by the Trian Funds, 3,881,704 shares are held in commingled margin accounts with a prime broker. Mr. Peltz and Mr. Garden are members of Trian Fund Management GP, LLC, which is the general partner of Trian, and therefore are in a position to determine the investment and voting decisions made by Trian on its own behalf and on behalf of the Trian Funds. Accordingly, each of Mr. Peltz and Mr. Garden may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 under the Exchange Act) the Shares owned by the Trian Funds and Trian. Each of Mr. Peltz and Mr. Garden disclaims beneficial ownership of such Shares for all other purposes.

***	Ms. Cashman and Mr. Hoops terminated their employment with the Company effective January 1, 2020.

(1)	Except as otherwise indicated and except for Shares held by members of an individual’s family or in trust, all Shares are held with sole dispositive and voting power

(2)	Includes, for the individuals listed below, the following number of Shares subject to Company Options exercisable within sixty (60) days from March 31, 2020:

Name	Number of Shares
Joseph A. Sullivan	1,139,584
Terence A. Johnson	67,144
Peter H. Nachtwey	47,106
Thomas K. Hoops	38,557
Frances Cashman	21,729
Thomas C. Merchant	21,505
Patricia Lattin	5,628
All current executive officers and directors as a group (13 persons)	1,280,697

Also includes for the individuals listed below, the following number of deferred but vested Company Restricted Stock Units. Included in these numbers are deferred awards that will be distributed in April 2020 for  Messrs. Sullivan, Nachtwey, and Merchant in the amount of 9,445, 2,527 and 1,093 shares, respectively. Restricted Stock Units are not held with voting rights and cannot be transferred.

Name	Number of Shares
Joseph A. Sullivan	195,541
Peter H. Nachtwey	14,591
Thomas C. Merchant	20,078
All current executive officers and directors as a group (13 persons)	230,010

(3)
Represents Shares held by BlackRock, Inc., 40 East 52nd Street, New York, NY 10022, in its capacity as investment advisor. All of the Shares are held with sole dispositive power and none of the Shares are held with shared dispositive power. 7,940,085 Shares are held with sole voting power and none are held with shared voting power. The number of Shares in the preceding information is based upon a Schedule 13G report filed by BlackRock, Inc. reporting ownership as of December 31, 2019. The percentages are based on Legg Mason’s outstanding shares as of March 31, 2020.

(4)
Represents Shares held by The Vanguard Group, 100 Vanguard Boulevard, Malvern, PA 19355, in its capacity as investment advisor. 7,777,182 of the Shares are held with sole dispositive power and 44,313 of the Shares are held with shared dispositive power. 42,803 of the Shares are held with sole voting power and 12,258 are held with shared voting power. The number of Shares in the preceding information is based upon a Schedule 13G report filed by The Vanguard Group reporting ownership as of December 31, 2019. The percentages are based on Legg Mason’s outstanding shares as of March 31, 2020.

(5)    Includes, for the individuals listed below, the following number of unvested Company Restricted Stock Units. Company Restricted Stock Units are not held with voting rights and cannot be transferred.

Name	Number of Restricted Stock Units
Joseph A. Sullivan	103,083
Peter H. Nachtwey	29,485
Thomas C. Merchant	16,557
Terence A. Johnson	16,508
Patricia Lattin	9,417

(6)	Does not include 6,620.03 units of the Legg Mason Common Stock Fund held in the Legg Mason Profit Sharing and 401(k) Plan and Trust which translate into 4,406.89 Shares.
(7)    Includes, for the individuals listed below, the following number of Company Restricted Stock Units. Company Restricted Stock Units are payable on a one-for-one basis in Shares within sixty (60) days of the date on which the individual stops serving as a director of Legg Mason.

Name	Number of Restricted Stock Units
Carol Anthony "John" Davidson	23,789
Michelle J. Goldberg	10,451

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of March 31, 2020.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	6,977,045	(1)	$41.41	(2)	8,349,362	(3)(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	6,977,045		$41.41		8,349,362	(3)(4)

(1)
Includes 427,094 shares of Legg Mason Common Stock (“Common Stock”) that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock. Also includes 34,240 restricted stock units granted to non-employee directors as equity compensation that are converted into shares of Common Stock on a one-for-one basis upon distribution.

(2)
Weighted-average exercise price does not include phantom stock units or restricted stock units that will be converted into Common Stock on a one-for-one basis upon distribution at no additional cost, and were granted as described in footnote (1).

(3)
In addition, 201,125 shares of Common Stock may be issued under the Legg Mason & Co, LLC Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).

(4)
6,331,155 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 102,014 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as grants of stock or restricted stock units. 1,916,193 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Under our written policies and procedures regarding related party transactions, the Nominating & Corporate Governance Committee must approve all related party transactions between Legg Mason or one of its subsidiaries and a director, executive officer or immediate family member of a director or executive officer that would be required to be disclosed in our proxy statements. The policy also authorizes the Chairman of the Nominating & Corporate Governance Committee to approve, or reject, proposed related party transactions subject to ratification by the full committee at its next regularly scheduled meeting. The Nominating & Corporate Governance Committee uses its business judgment in deciding whether to approve related party transactions.

In the ordinary course of their asset management businesses, certain of our subsidiaries may from time to time invest client assets in companies in which Trian Fund Management, L.P. (“Trian”), its affiliates or its funds may be significant stockholders. Trian beneficially held 4.5% of our outstanding common stock as of March 31, 2020.

Certain funds managed by EnTrust Global (“EnTrust Global Funds”) have made investments and/or capital contributions in certain funds and investment vehicles (the “Trian Funds”) managed by Trian and certain management and incentive fees have been paid or allocated by the Trian Funds to Trian and its affiliates in connection with those investments and/or capital contributions. Mr. Peltz, as CEO and a Founding Partner of Trian, and Mr. Garden, as Chief Investment Officer and a Founding Partner of Trian, and certain of each of their respective immediate family members hold an economic interest in Trian and certain other affiliates which are entitled to fees paid or allocated in connection with investments and/or capital contributions made by EnTrust Global Funds. During the fiscal year ended March 31, 2020, there were an aggregate of $5,006,150 in management and incentive fees paid or allocated by the Trian funds to Trian and its affiliates in connection with EnTrust Global clients’ investments.

From time to time, our directors, executive officers and employees, members of their immediate families and companies, affiliates of companies or investment vehicles managed by companies that employ or are associated with our directors may have investments in various investment vehicles or accounts sponsored or managed by our subsidiaries or utilize our products or services in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable products or services provided to unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of our consolidated financial statements for the fiscal years ended March 31, 2020 and March 31, 2019 and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

	2020	2019
Audit Fees(1)	$7,494,000	$7,096,000
Audit-Related Fees(2)	1,060,000	1,257,000
Tax Fees(3)	1,120,000	1,330,000
All Other Fees(4)	813,000	877,000
Total Fees	$10,487,000	$10,560,000

(1)
Audit fees consisted of fees for the annual audit, including an audit of internal controls over financial reporting and quarterly reviews of our financial statements, and services provided for statutory audits of certain subsidiaries.

(2)
Audit-related fees consisted of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, attest services related to compliance with investment performance standards, fees for reviews of controls related to certain processes at asset management subsidiaries and services provided in connection with other statutory or regulatory filings or engagements including consents related to SEC filings.

(3)	Tax fees consisted primarily of tax advice and compliance for domestic and international matters.

(4)	All other fees included custody audits at certain subsidiaries and audit and tax services of consolidated investment vehicles and due diligence reviews.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of the report:

1.	The following consolidated financial statements are included in Item 8 of this Report:
All schedules to the consolidated financial statements for which provision is made in the accounting regulations of the SEC are not applicable or are not required and therefore have been omitted.

3.	Exhibits

2.1
Agreement and Plan of Merger, dated as of February 17, 2020, by and among Franklin Resources, Inc., Legg Mason, Inc. and Alpha Sub, Inc. (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the events on February 17, 2020)

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	Legg Mason, Inc. Amended and Restated Bylaws (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on June 12, 2018)
3.3	First Amendment to the Amended and Restated Bylaws. (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the events on February 17, 2020)
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

10.13
Form of Restricted Stock Unit Agreement for Non-U.S. Resident Executive under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.14	Form of Performance Share Unit Award Agreement (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.15
Form of Restricted Stock Unit Agreement under the Legg Mason, Inc. 2017 Equity Incentive Plan (incorporated by reference to the Legg Mason Annual Report on Form 10-K for the fiscal year ended March 31, 2018)*

10.16
Form of Restricted Stock Unit Agreement for Non-U.S. Resident Executive under the Legg Mason, Inc. 2017 Equity Incentive Plan (incorporated by reference to the Legg Mason Annual Report on Form 10-K for the fiscal year ended March 31, 2018)*

10.17	Form of Performance Share Unit Award Agreement (incorporated by reference to the Legg Mason Annual Report on Form 10-K for the fiscal year ended March 31, 2018)*
10.18	Form of Letter Agreement with Executives (incorporated by reference to the Legg Mason Annual Report on Form 10-K for the fiscal year ended March 31, 2019)*
10.19	Form of Transition Agreement with Executives (incorporated by reference to the Legg Mason Annual Report on Form 10-K for the fiscal year ended March 31, 2019)*
10.20	Lease Agreement, dated August 16, 2006, between Legg Mason and FC Eighth Ave., LLC (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.21
Credit Agreement, dated as of June 27, 2012, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; The Bank of New York Mellon and State Street Bank and Trust Company, as Joint Documentation Agents; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 28, 2012)

10.22
Incremental Revolving Facility Agreement, dated as of January 31, 2014, among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on February 4, 2014)

10.23
Legg Mason, Inc. Deferred Compensation Fund Plan, amended and restated effective September 1, 2014 (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)*

10.24
Form of director's service agreement dated April 1, 2013 between Legg Mason & Co (UK) Limited and Terence Johnson, (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2013)*

10.25
Form of director's service agreement dated April 1, 2015 between Legg Mason & Co (UK) Limited and Ursula Schliessler (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2015)*

10.26
Credit Agreement, dated as of December 29, 2015, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on December 31, 2015)

10.27
First Amendment, dated as of March 31, 2016, to the Credit Agreement, dated as of December 29, 2015, by and among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on April 1, 2016)

10.28
Second Amendment, dated as of September 7, 2016, to the Credit Agreement, dated as of December 29, 2015 (as amended by the First Amendment to the Credit Agreement, dated as of March 31, 2016), by and among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on September 7, 2016)

10.29
Third Amendment, dated as of March 31, 2017, to the Credit Agreement, dated as of December 29, 2015 (as amended by the First Amendment to the Credit Agreement, dated as of March 31, 2016, and the Second Amendment to the Credit Agreement, dated as of September 7, 2016), by and among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and each of the lenders from time to time party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on March 31, 2017)

10.30
Transaction Agreement, dated as of January 22, 2016, by and among EnTrustPermal Group Holdings LLC, a Delaware limited liability company, EP Partners Holdings LLC, a Delaware limited liability company, GH Onshore GP LLC, a Delaware limited liability company, and GH EP Holdings LLC, a Delaware limited liability company and EnTrustPermal LLC, a Delaware limited liability company, and solely for certain purposes specified therein,  Gregg S. Hymowitz and Legg Mason, Inc. (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q filed on February 9, 2016)

10.31
Form of Retention Letter Agreement with each Peter H. Nachtwey, Patricia Lattin and Thomas C. Merchant (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the events on April 29, 2020)*

10.32	Form of Non-Competition Agreement by and between Joseph A. Sullivan and Legg Mason, Inc. (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the events on April 29, 2020)*

10.33	Form of Retention Letter Agreement with Joseph A. Sullivan (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the events on April 29, 2020)*
10.34	Form of Retention Letter Agreement with Terence A. Johnson (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the events on April 29, 2020)*
10.35	Form of Deferred Cash Unit Agreement for U.S. Executives, filed herewith*
10.36	Form of Deferred Cash Unit Agreement for non-U.S. Executives, filed herewith*
21	Subsidiaries of the Company, filed herewith
23	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Certification of Chief Executive Officer, filed herewith
31.2	Certification of Principal Financial Officer, filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
Financial statements from the Annual Report on Form 10-K of Legg Mason, Inc. for the year ended March 31, 2020, filed on May 28, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page f this Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on May 28, 2020 is formatted in Inline XBRL.

*	These exhibits are management contracts or compensatory plans or arrangements.
ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

By: /s/ Joseph A. Sullivan
Joseph A. Sullivan, Chairman, President and Chief
Executive Officer
Date: May 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph A. Sullivan	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 28, 2020
Joseph A. Sullivan

/s/ Peter H. Nachtwey	Chief Financial Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)	May 28, 2020
Peter H. Nachtwey

/s/ Robert Angelica	Director	May 28, 2020
Robert E. Angelica

/s/ Carol A. Davidson	Director	May 28, 2020
Carol A. Davidson

/s/ Stephen C. Hooley	Director	May 28, 2020
Stephen C. Hooley

/s/ Edward P. Garden	Director	May 28, 2020
Edward P. Garden

/s/ Michelle J. Goldberg	Director	May 28, 2020
Michelle J. Goldberg

/s/ John V. Murphy	Director	May 28, 2020
John V. Murphy

/s/ Nelson Peltz	Director	May 28, 2020
Nelson Peltz

/s/ Alison A. Quirk	Director	May 28, 2020
Alison A. Quirk