Form 10-Q
period 2020-06-30
LEGG MASON, INC.
filed 2020-07-31
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-08529

LEGG MASON, INC.
(Exact name of registrant as specified in its charter)

MD	52-1200960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 International Drive	Baltimore,	MD	21202
(Address of principal executive offices)			Zip Code

(410)	539-0000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.10 par value	LM	New York Stock Exchange
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
As of July 28, 2020, there were 90,557,898 shares of the registrant's common stock outstanding.

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$931,605	$1,018,860
Cash and cash equivalents of consolidated investment vehicles	235	620
Restricted cash	20,496	28,133
Receivables:
Investment advisory and related fees	406,411	407,893
Other	66,918	47,634
Investment securities	413,310	338,894
Investment securities of consolidated investment vehicles	33,811	117,084
Other	89,344	80,030
Other current assets of consolidated investment vehicles	62	476
Total Current Assets	1,962,192	2,039,624
Fixed assets, net	126,113	134,423
Intangible assets, net	3,356,470	3,355,690
Goodwill	1,862,673	1,847,766
Deferred income taxes	165,948	161,977
Right-of-use assets	280,528	291,342
Other	162,534	152,985
Other assets of consolidated investment vehicles	979	22,313
TOTAL ASSETS	$7,917,437	$8,006,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accrued compensation	$261,779	$574,430
Accounts payable and accrued expenses	165,863	156,981
Short-term borrowings	250,000	—
Lease liabilities	77,191	77,814
Other	110,404	115,788
Other current liabilities of consolidated investment vehicles	273	1,044
Total Current Liabilities	865,510	926,057
Deferred compensation	104,354	95,293
Lease liabilities	269,041	278,737
Deferred income taxes	167,828	165,038
Other	28,992	32,167
Long-term debt, net	1,973,054	1,972,733
TOTAL LIABILITIES	3,408,779	3,470,025
Commitments and Contingencies (Note 9)
REDEEMABLE NONCONTROLLING INTERESTS	613,336	714,414
STOCKHOLDERS' EQUITY
Common stock, par value $0.10 per share; authorized 500,000,000 shares; issued 90,534,943 and 87,781,705 shares for June 30, 2020 and March 31, 2020, respectively	9,053	8,778
Additional paid-in capital	2,187,177	2,158,755
Employee stock trust	(19,126)	(19,778)
Deferred compensation employee stock trust	19,126	19,778
Retained earnings	1,831,364	1,820,412
Accumulated other comprehensive loss, net	(161,246)	(195,306)
Total stockholders' equity attributable to Legg Mason, Inc.	3,866,348	3,792,639
Nonredeemable noncontrolling interest	28,974	29,042
TOTAL STOCKHOLDERS' EQUITY	3,895,322	3,821,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,917,437	$8,006,120
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$245,459	$260,441
Funds	347,876	366,812
Performance fees	11,414	6,861
Distribution and service fees	59,859	69,937
Other	1,578	1,309
Total Operating Revenues	666,186	705,360
OPERATING EXPENSES
Compensation and benefits	353,208	379,828
Distribution and servicing	91,349	103,906
Communications and technology	62,358	55,274
Occupancy	32,007	25,624
Amortization of intangible assets	5,505	5,457
Contingent consideration fair value adjustments	—	(1,165)
Other	54,051	52,501
Total Operating Expenses	598,478	621,425
OPERATING INCOME	67,708	83,935
NON-OPERATING INCOME (EXPENSE)
Interest income	915	4,005
Interest expense	(28,581)	(28,483)
Other income (expense), net	31,120	10,599
Non-operating income (expense) of consolidated investment vehicles, net	(2,158)	9,561
Total Non-Operating Income (Expense)	1,296	(4,318)
INCOME BEFORE INCOME TAX PROVISION	69,004	79,617
Income tax provision	13,930	18,048
NET INCOME	55,074	61,569
Less: Net income attributable to noncontrolling interests	5,652	16,219
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$49,422	$45,350
NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. STOCKHOLDERS:
Basic	$0.54	$0.51
Diluted	0.54	0.51
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
NET INCOME	$55,074	$61,569
Other comprehensive income (loss):
Foreign currency translation adjustment	34,171	(9,964)
Changes in defined benefit pension plan	(111)	545
Total other comprehensive income (loss)	34,060	(9,419)
COMPREHENSIVE INCOME	89,134	52,150
Less: Comprehensive income attributable to noncontrolling interests	5,388	17,057
COMPREHENSIVE INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$83,746	$35,093
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
STOCKHOLDERS' EQUITY ATTRIBUTABLE TO LEGG MASON, INC.
COMMON STOCK
Beginning balance	$8,778	$8,556
Stock options exercised	152	30
Stock-based compensation	196	118
Employee tax withholdings by settlement of net share transactions	(73)	(38)
Ending balance	9,053	8,666
ADDITIONAL PAID-IN CAPITAL
Beginning balance	2,158,755	2,039,671
Stock options exercised	53,105	9,406
Deferred compensation employee stock trust	180	163
Stock-based compensation	7,213	21,893
Tax benefit on issuance of performance-based restricted share units related to the fiscal 2017 acquisition of Clarion Partners	4,980	—
Employee tax withholdings by settlement of net share transactions	(37,079)	(12,543)
Redeemable noncontrolling interest reclassification for affiliate management equity plans and affiliate noncontrolling interest	23	26,076
Ending balance	2,187,177	2,084,666
EMPLOYEE STOCK TRUST
Beginning balance	(19,778)	(21,416)
Shares issued to plans	(180)	(163)
Distributions	832	1,340
Ending balance	(19,126)	(20,239)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	19,778	21,416
Shares issued to plans	180	163
Distributions	(832)	(1,340)
Ending balance	19,126	20,239
RETAINED EARNINGS
Beginning balance	1,820,412	1,742,764
Net income attributable to Legg Mason, Inc.	49,422	45,350
Dividends declared ($0.40 per share in each period)	(36,628)	(37,627)
Reclassification to noncontrolling interest for net increase in estimated redemption value of affiliate management equity plan and affiliate noncontrolling interests	(1,842)	(2,381)
Ending balance	1,831,364	1,748,106
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET
Beginning balance	(195,306)	(131,236)
Foreign currency translation adjustment	34,171	(9,964)
Changes in defined benefit pension plan	(111)	545
Ending balance	(161,246)	(140,655)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO LEGG MASON, INC.	3,866,348	3,700,783
NONREDEEMABLE NONCONTROLLING INTEREST
Beginning balance	29,042	29,784
Net income attributable to noncontrolling interests	787	2,863
Distributions	(855)	(2,167)
Ending balance	28,974	30,480
TOTAL STOCKHOLDERS’ EQUITY	$3,895,322	$3,731,263
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$55,074	$61,569
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	19,448	16,496
Accretion and amortization of securities discounts and premiums, net	427	108
Stock-based compensation	7,421	23,834
Net unrealized (gains) losses on investments	(40,022)	(4,684)
Net (gains) losses and earnings on investments	11,830	(6,748)
Net (gains) losses of consolidated investment vehicles	2,158	(9,561)
Deferred income taxes	9,026	22,294
Contingent consideration fair value adjustments	—	(1,165)
Other	(21)	345
Decrease (increase) in assets:
Investment advisory and related fees receivable	2,639	235
Net (purchases) sales of trading and other investments	(42,790)	(4,817)
Other receivables	(1,638)	10,661
Other assets	(15,379)	(5,294)
Assets of consolidated investment vehicles	102,120	11,400
Increase (decrease) in liabilities:
Accrued compensation	(314,376)	(300,250)
Deferred compensation	9,061	12,084
Accounts payable and accrued expenses	8,558	(10,298)
Other liabilities	(24,260)	(5,398)
Other liabilities of consolidated investment vehicles	(768)	1,612
CASH USED IN OPERATING ACTIVITIES	$(211,492)	$(187,577)
(Continued)

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	$(5,762)	$(9,190)
Returns of capital and proceeds from sales and maturities of investments	65	488
Business investment	(250)	—
Business acquisition, net of cash acquired of $992	—	(10,247)
CASH USED IN INVESTING ACTIVITIES	(5,947)	(18,949)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term borrowings	250,000	—
Dividends paid	(36,266)	(30,131)
Distributions to affiliate noncontrolling interests	(13,676)	(16,230)
Net (redemptions) subscriptions attributable to noncontrolling interests	(95,228)	(8,232)
Purchase of affiliate noncontrolling interests	—	(10,548)
Employee tax withholdings by settlement of net share transactions	(37,152)	(12,581)
Issuances of common stock for stock-based compensation	53,437	9,599
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	121,115	(68,123)
EFFECT OF EXCHANGE RATES	(945)	(2,697)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(97,269)	(277,346)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
BEGINNING OF PERIOD	1,049,677	950,795
END OF PERIOD	$952,408	$673,449
Supplemental Disclosures
Cash paid for:
Income taxes	$4,587	$4,776
Interest	10,947	11,081
	As of June 30,
Reconciliation of cash, cash equivalents and restricted cash	2020	2019
Cash and cash equivalents	$931,605	$643,574
Restricted cash:
Corporate restricted cash	20,496	22,201
Cash and cash equivalents of consolidated investment vehicles	235	4,786
Affiliate employee benefit trust cash included in Other non-current assets	72	2,888
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$952,408	$673,449
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)
June 30, 2020
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

Pursuant to the Merger Agreement, each outstanding share of common stock of the Company will be converted into the right to receive from Franklin Templeton $50.00 in cash. All conditions to the closing of the Merger have been satisfied and the closing will take effect at the end of the day on July 31, 2020, the date this Report is being filed.

Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") a global pandemic, and recommended containment and mitigation measures worldwide.  This contagious disease outbreak has adversely affected workforces, customers and economies. During the three months ended June 30, 2020, global financial markets began to improve due to government intervention and the gradual reopening of impacted businesses. Despite the market improvements, uncertainty remains regarding the extent and duration of business disruptions related to COVID-19 as well as its impact on the global economy.  In addition, the United States has seen a resurgence of COVID-19 infections after the initial growth rate was reduced, thus putting into question the ability of impacted businesses to reopen within the United States. Therefore, management is currently unable to determine the extent of the potential impacts to its financial condition or results of operations.

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

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of June 30, 2020
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)	Investments measured at NAV		Total
Assets:
Cash equivalents(1)	$326,224	$259,387		$—	$—		$585,611
Equity investments:(2)
Seed capital investments	64,863	27,711		41,626	1,072		135,272
Investments related to long-term incentive plans	260,028	—		—	—		260,028
Other investments	7,936	1,518		—	—		9,454
Equity method investments:(3)
Seed capital investments(4)	—	5,000		41,716	12,695		59,411
Investments related to long-term incentive plans	—	2,500	(4)	—	8,556	(2)	11,056
Other investments(4)	—			141	8,333		8,474
Derivative assets(5)	4,173	—		—	—		4,173
Total(6)	$663,224	$296,116		$83,483	$30,656		$1,073,479
Liabilities:
Contingent consideration liabilities(7)	$—	$—		$(3,380)	$—		$(3,380)
Derivative liabilities(5)	(1,557)	—		—	—		(1,557)
Total	$(1,557)	$—		$(3,380)	$—		$(4,937)

	As of March 31, 2020
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Investments measured at NAV	Total
Assets:
Cash equivalents(1)	$594,514	$12,521	$—	$—	$607,035
Equity investments:(2)
Seed capital investments	48,940	19,538	38,895	1,360	108,733
Investments related to long-term incentive plans	210,891	—	—		210,891
Other investments	12,406	1,577	—	—	13,983
Equity method investments:(3)
Seed capital investments(4)	—	—	43,059	12,571	55,630
Investments related to long-term incentive plans(2)	—	—	—	5,287	5,287
Other investments(4)	—	—	48	8,371	8,419
Derivative assets(5)	4,716	—	—	—	4,716
Total(6)	$871,467	$33,636	$82,002	$27,589	$1,014,694
Liabilities:
Contingent consideration liabilities(7)	$—	$—	$(3,308)	$—	$(3,308)
Derivative liabilities(5)	(13,872)	—	—	—	(13,872)
Total	$(13,872)	$—	$(3,308)	$—	$(17,180)

(1)
Cash investments in actively traded money market funds are classified as Level 1.  Cash investments in time deposits and other are measured at amortized cost, which approximates fair value because of the short time between purchase of the instrument and its expected realization and are classified as Level 2.

(2)	Included in Investment securities on the Consolidated Balance Sheets.

(3)
Primarily investments in private equity and real estate funds. These equity method investments are investment companies that primarily record underlying investments at fair value. Therefore, the fair value of these investments is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee. Other equity method investments not measured at fair value on a recurring basis of $28,694 and $28,373 as of June 30, 2020 and March 31, 2020, respectively, are excluded from the tables above.

(4)	Included in Other noncurrent assets in the Consolidated Balance Sheets.

(5)	See Note 14.

(6)	The tables above exclude adjusted cost investments not measured at fair value on a recurring basis of $25,099 and $19,729 as of June 30, 2020 and March 31, 2020, respectively.

(7)	See Note 9.

The net realized and unrealized gains for investment securities classified as equity investments were $45,250 and $10,153 for the three months ended June 30, 2020 and 2019, respectively.
The net unrealized gains relating to equity investments still held as of the reporting date were $44,554 and $1,572 for the three months ended June 30, 2020 and 2019, respectively.
Seed capital investments represent investments made by Legg Mason to fund new and existing investment products and strategies. As of June 30, 2020 and March 31, 2020, seed capital investments totaled $210,980 and $192,760, respectively, with investments in excess of $1,000 in 41 funds in each period comprising over 85% of the total at each period end. Seed capital investments presented in the tables above exclude $16,297 and $28,397, as of June 30, 2020 and March 31, 2020, respectively, which is related to Legg Mason's investments in CIVs. See Note 16 for additional information regarding Legg Mason's investments in CIVs.

The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) are presented in the tables below:

	Balance as of March 31, 2020	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of June 30, 2020
Assets:
Equity investments - seed capital	$38,895	$2,655	$—	$—	$—	$76	$41,626
Equity method investments:
Seed capital investments	43,059	93	—	(232)	—	(1,204)	41,716
Other	48	—	—	(4)	—	97	141
	$82,002	$2,748	$—	$(236)	$—	$(1,031)	$83,483
Liabilities:
Contingent consideration liabilities	$(3,308)	$—	n/a	$—	n/a	$(72)	$(3,380)

	Balance as of March 31, 2019	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Balance as of June 30, 2019
Assets:
Equity investments - seed capital	$1,455	$—	$—	$(1,457)	$—	$2	$—
Equity method investments:
Seed capital investments	40,854	1,913	—	(678)	—	427	42,516
Other	1,218	—	—	(13)	—	17	1,222
	$43,527	$1,913	$—	$(2,148)	$—	$446	$43,738
Liabilities:
Contingent consideration liabilities	$(1,415)	$(3,389)	n/a	$—	n/a	$1,179	$(3,625)

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other non-operating income (expense), net, in the Consolidated Statements of Income. The change in unrealized gains for Level 3 investments and liabilities still held at the reporting date was $1,104 and $1,626, and for the three months ended June 30, 2020 and 2019, respectively.

As of April 1, 2020, Legg Mason adopted updated accounting guidance which modified the disclosure requirements for fair value measurements. Under the updated guidance companies are required to disclose the range and weighted average used to develop significant unobservable inputs used in Level 3 fair value measurements, which for Legg Mason were as follows:

As of June 30, 2020	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range (Weighted-Average)
Equity method investments - seed capital:
Real estate fund investments	$22,007	Discounted cash flows	Discount rate	5.5%-11.8% (6.7%)
			Exit capitalization rate	4.3%-8.9% (5.3%)
Real estate fund investments	19,709	Discounted cash flows	Discount rate	5.3%-8.8% (6.6%)
	$41,716		Exit capitalization rate	4.3%-9.4% (5.6%)
			Credit spreads	1.4%-8.3% (2.0%)
			Loan to value ratio	14.8%-76.8% (46.7%)
Equity investments - seed capital:
Real estate fund investments and loans	$41,626	Discounted cash flows	Discount rate	6.5%-6.5% (6.5%)
			Exit capitalization rate	6.0%-6.0% (6.0%)
			Credit spreads	9.3%-9.3% (9.3%)
			Loan to value ratio	82.9%-82.9% (82.9%)

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

		Fair Value Determined Using NAV			As of June 30, 2020
Category of Investment	Investment Strategy	June 30, 2020		March 31, 2020	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$11,638	(1)	$11,966	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	1,383		1,212	n/a	n/a
Private equity funds	Long/short equity	9,057	(2)	9,101	$5,622	Up to 9 years
Equity method investments related to long-term incentive plans	Alternatives, structured securities, short-dated fixed income	8,556	(2)	5,287	n/a	n/a
Other	Various	22		23	n/a	Various
Total		$30,656		$27,589	$5,622
n/a - not applicable

(1)	Liquidation restrictions: 6% monthly redemption, and 94% are not subject to redemption or are not currently redeemable.

(2)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of June 30, 2020.

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

5. Fixed Assets

The following table reflects the components of fixed assets as of:

	June 30, 2020	March 31, 2020
Software	$283,216	$279,038
Leasehold improvements	196,301	210,419
Equipment	161,932	162,372
Total cost	641,449	651,829
Less: accumulated depreciation and amortization	(515,336)	(517,406)
Fixed assets, net	$126,113	$134,423

Depreciation and amortization expense related to fixed assets was $13,945 and $11,040, for the three months ended June 30, 2020 and 2019, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	June 30, 2020	March 31, 2020
Amortizable intangible asset management contracts and other
Cost	$370,537	$369,193
Accumulated amortization	(266,736)	(259,982)
Net	103,801	109,211
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Clarion Partners fund management contracts	505,200	505,200
EnTrust Global fund management contracts	126,804	126,804
Other fund management contracts	466,036	460,033
Trade names	48,278	48,091
	3,252,669	3,246,479
Intangible assets, net	$3,356,470	$3,355,690

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

Given the level of market disruption associated with COVID-19 during the three months ended March 31, 2020, Legg Mason assessed whether a triggering event had occurred for each of its identifiable indefinite-life intangible assets and goodwill as of March 31, 2020. Certain indefinite-life intangible assets were determined to have had triggering events due to a combination of significant market volatility and uncertainty and limited excess fair value over the related carrying values in our most recent annual impairment testing as of October 31, 2019. Legg Mason updated the quantitative analyses for these indefinite-life intangible assets as of March 31, 2020 and determined that there was no impairment in the value of these assets.

Legg Mason also determined that no triggering events occurred during the three months ended June 30, 2020 that would require further impairment testing.

As a result of uncertainty regarding future market conditions and economic results, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment.

The assessed fair values of the EnTrust Global indefinite-life fund management contracts and trade name assets exceeded their respective carrying values of $126,804 and $10,300 by 10% and 6%, respectively, as of October 31, 2019. Given uncertain markets and the relatively limited excess fair value as of the most recent impairment test, the EnTrust Global fund management contracts asset was deemed to have had a triggering event as of March 31, 2020 and was tested for impairment. The related fair value exceeded its carrying value by approximately 1% as of March 31, 2020.

The EnTrust Global trade name asset was also deemed to have had a triggering event and was tested for impairment as of March 31, 2020. The resulting fair value of the EnTrust Global trade name asset exceeded the carrying value by approximately 3%.

Should market performance, flows, and/or related AUM levels decrease in the near term, or other factors change, such that cash flow projections deviate from current projections, it is reasonably possible that our indefinite-life intangible assets or goodwill could become impaired, and the impairment could be a material amount.

The change in carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2020	$3,009,666	$(1,161,900)	$1,847,766
Impact of excess tax basis amortization	(2,856)	—	(2,856)
Changes in foreign exchange rates	17,763	—	17,763
Balance as of June 30, 2020	$3,024,573	$(1,161,900)	$1,862,673

Amortizable Intangible Asset Management Contracts and Other

There were no impairments to amortizable management contract intangible assets during the three months ended June 30, 2020 or 2019.

As of June 30, 2020, amortizable intangible asset management contracts and other are being amortized over a weighted-average remaining life of 5.2 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Remaining fiscal 2021	$16,265
2022	21,415
2023	20,655
2024	19,825
2025	12,050
Thereafter	13,591
Total	$103,801

7. Short-Term Borrowings and Long-Term Debt

Short-term borrowings
Legg Mason maintains an unsecured credit agreement (as amended from time to time the "Credit Agreement") which provides for a $500,000 multi-currency revolving credit facility. Under the terms of the Merger Agreement, Legg Mason may not borrow more than $30,000 under the revolving credit facility, without the prior consent of Franklin Templeton.

On April 3, 2020, Legg Mason borrowed $250,000 under the Credit Agreement, with Franklin Templeton's consent, as a precautionary measure to provide additional liquidity for general corporate purposes amid heightened uncertainty due to the COVID-19 pandemic. These borrowings were repaid in full on July 21, 2020 using existing cash resources. There were no borrowings outstanding under the Credit Agreement as of March 31, 2020. As of June 30, 2020, the effective interest rate on the outstanding borrowings was 2.6%.

Long-term debt
Long-term debt, net, consists of the following:

	June 30, 2020				March 31, 2020
	Carrying Value	Unamortized Discount (Premium)	Unamortized Debt Issuance Costs	Maturity Amount	Carrying Value
3.95% Senior Notes due July 2024	$249,035	$184	$781	$250,000	$248,976
4.75% Senior Notes due March 2026	447,963	—	2,037	450,000	447,875
5.625% Senior Notes due January 2044	548,119	(2,877)	4,758	550,000	548,099
6.375% Junior Notes due March 2056	242,716	—	7,284	250,000	242,665
5.45% Junior Notes due September 2056	485,221	—	14,779	500,000	485,118
Total	$1,973,054	$(2,693)	$29,639	$2,000,000	$1,972,733

As of June 30, 2020, $250,000 of Legg Mason's long-term debt matures in fiscal 2025 and $1,750,000 matures after fiscal 2025.

As of June 30, 2020, the estimated fair value of long-term debt was $2,203,929. The fair value of debt was estimated using publicly quoted market prices and was classified as Level 2 in the fair value hierarchy.

8. Leases

Legg Mason leases over 1,357 square feet of office space with approximately one-third currently subleased to various firms, the majority of which are within the U.S. Office facilities and equipment are leased under various non-cancelable operating leases and certain equipment is also leased under financing leases. Legg Mason's current leases have remaining terms that vary up to 18 years. Certain leases provide for options to extend for periods of up to 12 years and/or options to terminate within seven years.
The following table reflects leases included in the Consolidated Balance Sheets as of:

	Classification	June 30, 2020	March 31, 2020
Operating leases:
Operating lease ROU assets	Right-of-use assets	$279,580	$290,167
Operating lease liabilities	Lease liabilities	345,384	355,483
Finance leases:
Property and equipment, gross	Right-of-use assets	$2,011	$2,011
Less: accumulated depreciation	Right-of-use assets	(1,063)	(836)
Property and equipment, net		$948	$1,175
Finance lease liabilities	Lease liabilities	$848	$1,068

ROU assets that involve subleased or vacant space aggregate $72,942 and $71,257 as of June 30, 2020 and March 31, 2020, respectively. These assets may become impaired if tenants are unable to service their obligations under the sublease, and/or if the estimates as to occupancy are not realized, either of which may be more likely as COVID-19 impacts evolve.
The components of lease expense included in the Consolidated Statements of Income were as follows:

		Three Months Ended June 30,
	Classification	2020	2019
Operating lease cost	Occupancy expense	$24,622	$20,921
Financing lease cost:
Amortization of right-of-use asset	Occupancy expense	237	241
Interest on lease liabilities	Interest expense	8	13
Total finance lease cost		245	254
Short-term lease cost	Occupancy expense	281	1,845
Variable lease cost(1)	Occupancy expense	6,232	5,003
Less: sublease billings	Occupancy expense	(5,769)	(6,234)
Net lease cost(2)		$25,611	$21,789
(1) Variable lease cost includes operating expenses, real estate and other taxes and other amounts that fluctuate in amount and are therefore excluded from fixed base rent.

(2)	Excludes other occupancy expense of $6,406 and $3,917 for the three months ended June 30, 2020 and 2019, respectively, related to leasehold amortization.

During the quarter ended June 30, 2020, in connection with Legg Mason's strategic restructuring, as further discussed in Note 15, it was determined that the carrying value of a right-of-use asset would not be recoverable. A related impairment charge of $3,681 (exclusive of accelerated depreciation of $2,740) was recognized in the quarter ended June 30, 2020, and is included in operating lease cost in the table above and in Occupancy expense in the Consolidated Statement of Income. The fair value of the right-of-use asset was estimated based on various Level 3 assumptions, that consider the prevailing rental rates in the applicable market and the amount of time it will take to secure a sublease agreement.

Undiscounted future cash flows for each of the next five fiscal years and thereafter related to operating and financing leases as of June 30, 2020 were as follows:

	Operating Leases	Finance Leases	Total
Remaining fiscal 2021	$66,931	$447	$67,378
2022	89,182	267	89,449
2023	88,240	128	88,368
2024	74,126	35	74,161
2025	30,495	4	30,499
Thereafter	30,975	—	30,975
Total lease payments	379,949	881	380,830
Less: Imputed interest	(34,565)	(33)	(34,598)
Present value of lease liabilities	$345,384	$848	$346,232

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	June 30, 2020		March 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	4.7	1.9	4.8	1.9
Weighted-average discount rates	4.0%	3.3%	3.9%	3.2%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,619	$22,871
Financing cash flows from finance leases	192	248

9. Commitments and Contingencies

As of June 30, 2020, Legg Mason had commitments to invest $16,723 in limited partnerships that make private investments. These commitments are expected to be outstanding, or funded as required, through the end of their respective investment periods ranging through fiscal 2030. Also, in connection with the acquisition of Clarion Partners in April 2016, Legg Mason committed to ultimately provide up to $100,000 of seed capital to Clarion Partners products.

As of June 30, 2020, Legg Mason also had future commitments totaling $89,606 related to multi-year agreements for certain services, of which $34,980 and $25,461 will be due during the remainder of fiscal 2021 and in fiscal 2022, respectively. The remaining $29,165 is due through fiscal 2028.

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

In management's opinion, an adequate accrual has been made as of June 30, 2020, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which probable losses become apparent or a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

Merger Agreement
The Company has made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of the Company’s business between the date of the signing of the Merger Agreement and the closing of the transactions contemplated under the Merger Agreement.

In connection with, and subject to, the Merger closing, Legg Mason has committed certain severance and retention payments to its employees aggregating up to approximately $125,000, subject to continuing employment through the closing of the Merger. There is also an affiliate deferred compensation arrangement that accelerates the vesting of approximately $48,000 upon closing of the Merger, substantially all of which will be settled by delivering fund shares held within a related trust.

Noncontrolling Interests
Legg Mason may be obligated to settle redeemable noncontrolling interests related to certain affiliates. As of June 30, 2020, affiliate redeemable noncontrolling interests, excluding amounts related to management equity plans, aggregated $518,642. In addition, as of June 30, 2020, the estimated redemption fair value for units under affiliate management equity plans (redeemable and nonredeemable) aggregated $83,895.

See Notes 10 and 13 for additional information regarding affiliate management equity plans and noncontrolling interests, respectively.

Contingent Consideration
As further discussed in Note 4, on April 10, 2019, Clarion Partners acquired a majority interest in Gramercy. The transaction included a potential contingent consideration payment of up to $3,726 (using the foreign exchange rate as of June 30, 2020, for the €3,315 potential payment), due on the fifth anniversary of closing upon the achievement of certain financial metrics. As of June 30, 2020 and March 31, 2020, contingent consideration liabilities totaling $3,380 and $3,308, respectively, were included in Other non-current liabilities in the Consolidated Balance Sheets.

10. Stock-Based Compensation

Legg Mason's stock-based compensation includes restricted stock units, stock options, an employee stock purchase plan, market and performance-based performance shares payable in common stock, affiliate management equity plans and deferred compensation payable in stock. Shares available for issuance under the equity incentive stock plan as of June 30, 2020, were 6,354. Options under Legg Mason’s equity incentive stock plans have been granted at prices not less than 100% of the fair market value on the date of grant. Options are generally exercisable in equal increments over four years and expire within eight years from the date of grant.

The components of Legg Mason's total stock-based compensation expense were as follows:

	Three Months Ended June 30,
	2020	2019
Restricted stock and restricted stock units	$7,054	$17,634
Stock options	166	1,154
Affiliate management equity plans	23	1,623
Performance share units	169	3,011
Employee stock trust	9	8
Employee stock purchase plan	—	254
Non-employee director awards	—	150
Total stock-based compensation expense	$7,421	$23,834

The Merger Agreement provides for the settlement of all outstanding share-based equity awards (vested and unvested), upon the Merger closing. The settlement of unvested awards accommodates Franklin Templeton's acquisition of Legg Mason, therefore, Legg Mason does not incur any related accelerated compensation expense. For fiscal 2020 incentive awards, the Merger Agreement prohibited Legg Mason from issuing equity awards to employees. Instead, employees received the same portion of their incentive awards that would have been paid as equity in the form of deferred cash units, which vest ratably over four years, beginning April 30, 2021. The deferred cash units will be accelerated and paid out in cash upon the completion of the Merger, consistent with the treatment of outstanding equity awards.

Restricted Stock
Restricted stock and restricted stock unit transactions are summarized below:

	Three Months Ended June 30,
	2020		2019
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	2,760	$36.43	3,045	$37.76
Granted	—	—	1,196	35.50
Vested	(1,159)	35.70	(1,199)	38.86
Canceled/forfeited	(13)	36.83	(30)	35.79
Unvested shares at June 30	1,588	$36.96	3,012	$36.45

Unamortized compensation cost related to unvested restricted stock awards at June 30, 2020, of $42,985 is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options
Stock option transactions under Legg Mason's equity incentive plans are summarized below:

	Three Months Ended June 30,
	2020		2019
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31, 2020	2,518	$41.41	4,115	$39.05
Exercised	(1,285)	35.26	(311)	31.83
Canceled/forfeited	(12)	39.65	(37)	40.63
Options outstanding at June 30	1,221	$47.90	3,767	$39.63

At June 30, 2020, options were exercisable for 1,106 shares, with a weighted-average exercise price of $48.93 and a weighted average remaining contractual life of 2.9 years. Unamortized compensation cost related to unvested options for 115 shares at June 30, 2020, was $383, which is expected to be recognized over a weighted-average period of 1.0 year.

Other
As of June 30, 2020 and 2019, non-employee directors held 35 and 100 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in unvested shares of restricted stock units in the table above,

Affiliate Management Equity Plans
In connection with the acquisition of Clarion Partners in April 2016, Legg Mason implemented a management equity plan for Clarion Partners that entitles certain of its key employees to participate in 15% of the future growth, if any, of the Clarion Partners enterprise value (subject to appropriate discounts) subsequent to the date of the grant. As of June 30, 2020, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $14,300.

Effective March 1, 2016, Legg Mason implemented a management equity plan for Royce Investment Partners ("Royce") key employees. Under the management equity plan, minority equity interests equivalent to a 24.5% interest in the Royce entity have been issued to certain key employees. Equity holders receive quarterly distributions of a portion of Royce's pre-tax income in amounts equal to the percentage of ownership represented by the equity they hold, subject to payment of Legg Mason's revenue share and reasonable expenses and subordination provisions in certain cases. As of June 30, 2020, the estimated aggregate redemption fair value of units under the plan, as if they were currently redeemable, was $10,000.

On March 31, 2014, Legg Mason implemented a management equity plan and granted units to key employees of its subsidiary ClearBridge Investments, LLC ("ClearBridge") that entitle them to participate in 15% of the future growth, if any, of the ClearBridge enterprise value (subject to appropriate discounts) subsequent to the grant date. Total compensation expense related to the ClearBridge affiliate management equity plan was $23 and $1,623 for the three months ended June 30, 2020 and 2019, respectively. The compensation expense for the three months ended June 30, 2019, included $1,600 related to the modification of the plan settlement features, which resulted in an increase in the fair value of the awards. This arrangement provides for one-half of the cost to be absorbed by the ClearBridge incentive pool. As of June 30, 2020, the estimated aggregate redemption fair value of vested units under the ClearBridge plan, as if they were currently redeemable, was approximately $59,595.

11. Revenue

The following table presents Total Operating Revenues disaggregated by asset class:

	Three Months Ended June 30,
	2020	2019
Equity	$249,583	$291,341
Fixed Income	277,380	282,911
Alternative	111,616	107,542
Liquidity	27,607	23,566
Total Operating Revenues	$666,186	$705,360

Revenues by geographic location are primarily based on the location of the advisor or domicile of fund families managed by Legg Mason and do not necessarily reflect where the customer resides or the currency in which the revenues are denominated. The following table presents Total Operating Revenues disaggregated by geographic location:

	Three Months Ended June 30,
	2020	2019
United States	$533,616	$553,760
United Kingdom	31,391	32,010
Other International	101,179	119,590
Total Operating Revenues	$666,186	$705,360

Certain sales commissions paid in connection with obtaining assets managed in retail separately managed accounts are capitalized as deferred costs. As of June 30, 2020 and March 31, 2020, capitalized sales commissions of $9,115 and $8,954, respectively, were included in Other current assets and $11,990 and $11,396, respectively, were included in Other non-current assets in the Consolidated Balance Sheets. Amortization related to capitalized sales commissions included in Compensation and benefits in the Consolidated Statements of Income was $2,606 and $2,284 for the three months ended June 30, 2020 and 2019, respectively. There were no impairment losses in relation to the capitalized costs during the three months ended June 30, 2020 and 2019.

12. Earnings Per Share

The following table presents the computations of basic and diluted EPS:

	Three Months Ended June 30,
	2020	2019
Basic weighted-average shares outstanding for EPS	89,823	86,297
Potential common shares:
Dilutive employee stock options	376	197
Diluted weighted-average shares outstanding for EPS	90,199	86,494

Net Income Attributable to Legg Mason, Inc.	$49,422	$45,350
Less: Earnings (distributed and undistributed) allocated to participating securities	904	1,510
Net Income (Distributed and Undistributed) Allocated to Shareholders (Excluding Participating Securities)	$48,518	$43,840
Net Income per share Attributable to Legg Mason, Inc. Shareholders
Basic	$0.54	$0.51
Diluted	0.54	0.51

The weighted-average shares exclude weighted-average unvested restricted shares deemed to be participating securities of 1,971 and 2,852 for the three months ended June 30, 2020 and 2019, respectively.

Options to purchase 735 and 2,464 shares for the three months ended June 30, 2020 and 2019, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related unamortized expense, exceed the average price of the common shares for the period and, therefore, the options are deemed antidilutive.

Further, market- and performance-based awards, such as those issued to Legg Mason executive officers, are excluded from potential dilution until the designated market or performance condition is met.

13. Noncontrolling Interests

Net income attributable to noncontrolling interests included the following amounts:

	Three months ended June 30,
	2020	2019
Net income attributable to redeemable noncontrolling interests	$4,865	$13,356
Net income attributable to nonredeemable noncontrolling interests	787	2,863
Total	$5,652	$16,219

The following tables present the changes in redeemable and nonredeemable noncontrolling interests:

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2020	$117,140	$525,422	$71,852	$714,414	$29,042
Net income attributable to noncontrolling interests	898	3,967	—	4,865	787
Subscriptions (redemptions), net	(95,233)	5	—	(95,228)	—
Distributions	—	(12,821)	—	(12,821)	(855)
Foreign exchange	—	264	—	264	—
Vesting/change in estimated redemption value	—	1,805	37	1,842	—
Balance as of June 30, 2020	$22,805	$518,642	$71,889	$613,336	$28,974

	Redeemable noncontrolling interests
	Consolidated investment vehicles(1) and other	Affiliate
		Noncontrolling interests	Management equity plans	Total	Nonredeemable noncontrolling interests(2)
Balance as of March 31, 2019	$103,630	$540,595	$48,151	$692,376	$29,784
Net income attributable to noncontrolling interests	6,477	6,879	—	13,356	2,863
Subscriptions (redemptions), net	(6,906)	—	—	(6,906)	—
Business acquisition	—	11,715	—	11,715	—
Purchase of affiliate noncontrolling interest put:				—
Payment (fair value portion)	—	(8,789)	—	(8,789)	—
Change in redemption value	—	(25,708)	—	(25,708)	—
Distributions	—	(14,063)	—	(14,063)	(2,167)
Foreign exchange	—	(837)	—	(837)	—
Vesting/change in estimated redemption value	—	801	2,812	3,613	—
Balance as of June 30, 2019	$103,201	$510,593	$50,963	$664,757	$30,480

(1) Related to VIEs and seeded investment products.
(2) Related to Royce management equity plan.

The following tables present the changes in redeemable noncontrolling interests by affiliate (exclusive of management equity plans):

	Redeemable noncontrolling interests
	EnTrust Global	Clarion Partners	Other	Total
Balance as of March 31, 2020	$379,090	$133,610	$12,722	$525,422
Net income (loss) attributable to noncontrolling interests	(1,177)	5,086	58	3,967
Subscriptions (redemptions), net	—	—	5	5
Distributions	(1,966)	(10,855)	—	(12,821)
Foreign exchange	—	—	264	264
Change in estimated redemption value	—	1,805	—	1,805
Balance as of June 30, 2020	$375,947	$129,646	$13,049	$518,642

	Redeemable noncontrolling interests
	EnTrust Global	Clarion Partners	RARE Infrastructure	Other	Total
Balance as of March 31, 2019	$380,684	$123,502	$35,181	$1,228	$540,595
Net income (loss) attributable to noncontrolling interests	2,884	4,118	106	(229)	6,879
Business acquisition	—	—	—	11,715	11,715
Distributions	(3,407)	(10,656)	—	—	(14,063)
Purchase of affiliate noncontrolling interest:
Payment (fair value portion)	—	—	(8,789)	—	(8,789)
Change in redemption value	—	—	(25,708)	—	(25,708)
Foreign exchange	—	—	(790)	(47)	(837)
Change in estimated redemption value	—	801	—	—	801
Balance as of June 30, 2019	$380,161	$117,765	$—	$12,667	$510,593

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

On May 10, 2019, Legg Mason purchased the 15% equity interest in RARE Infrastructure held by the firm's management team for total consideration of $21,988. The initial cash payment of $11,967, which included related dividends in arrears of $1,759, was paid on May 10, 2019. One-half of the remaining balance was paid in May 2020 and the remaining one-half will be due in May 2021, subject to certain conditions. The $11,440 difference between the fair value of the noncontrolling interest on the settlement date and the total consideration due (excluding dividends in arrears) was recorded as Compensation and benefits in the year ended March 31, 2020. The $25,708 difference between the fair value and the carrying value of the noncontrolling interest of $34,497 on the settlement date was recorded as an increase to additional paid in capital. This purchase was part of Legg Mason's strategic restructuring, as further discussed in Note 15, to pursue operational efficiencies between RARE Infrastructure and ClearBridge intended to reduce costs and enhance growth opportunities for both of the businesses.

14. Derivatives and Hedging

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Australian dollar, Singapore dollar, Japanese yen, and euro. All derivative transactions for which Legg Mason has certain legally enforceable rights of setoff are governed by International Swaps and Derivative Association ("ISDA") Master Agreements. For these derivative transactions, Legg Mason has one ISDA Master Agreement with each of the significant counterparties, which covers transactions with that counterparty. Each of the respective ISDA agreements provides for legally enforceable settlement netting and close-out netting between Legg Mason and that counterparty. Other assets recorded in the Consolidated Balance Sheets as of June 30, 2020 and March 31, 2020, were $4,173 and $4,716, respectively. Other liabilities recorded in the Consolidated Balance Sheets as of June 30, 2020 and March 31, 2020, were $1,557 and $13,872, respectively.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds and treasuries that benchmark the hedged seed capital investments and has entered into total return swap arrangements with respect to certain Legg Mason sponsored ETFs, as further discussed below.

Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended June 30, 2020, March 31, 2020 or June 30, 2019. As of June 30, 2020, Legg Mason had open currency forward contracts with aggregate notional amounts totaling $309,365, and open futures contracts relating to seed capital investments with aggregate notional amounts totaling $85,122. With the exception of the total return swap arrangement discussed below, these amounts are representative of the level of non-hedge designation derivative activity throughout the three months ended June 30, 2020 and 2019. As of June 30, 2020, the weighted-average remaining contract terms for currency forward contracts was seven months and for futures contracts relating to seed capital investments was three months.

Legg Mason has entered into various total return swap arrangements with financial intermediaries with respect to certain Legg Mason sponsored ETFs, which resulted in investments by each of the financial intermediaries in the respective ETF. Under the terms of each of the total return swap arrangements, Legg Mason receives the related investment gains and losses on the underlying shares of the ETF and pays a floating rate on the value of the underlying shares. Each of the total return swap arrangements allows either party to terminate all or part of the arrangement and provides for automatic termination upon occurrence of certain events. Each financial intermediary counterparty may hedge its total return swap position through an investment in the ETF and the financial intermediaries purchased interests in the related Legg Mason ETF on the date of the transactions. The aggregate notional amount for the total return swap outstanding as of June 30, 2020 was $1,505, with a weighted-average remaining contract term of seven months. The floating rate paid on the value of the underlying securities for the total return swap arrangement outstanding as of June 30, 2020 was three-month LIBOR plus 1.6%.

As further discussed in Note 16, the total return swap arrangements create variable interests in the underlying funds for Legg Mason, and, if significant, Legg Mason is deemed to be the primary beneficiary. Accordingly, Legg Mason may consolidate ETF products with significant open total return swap arrangements.

The following table presents the derivative assets and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount as of June 30, 2020
Derivative instruments not designated as hedging instruments
Currency forward contracts	$6,282	$(2,607)	$3,675	$—	$—	$3,675
Futures contracts relating to seed capital investments	—	—	—	338	2,632	2,970
Total return swaps	—	—	—	160	120	280
Total derivative instruments not designated as hedging instruments	$6,282	$(2,607)	$3,675	$498	$2,752	$6,925

The following table presents the derivative liabilities and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount as of June 30, 2020
Derivative instruments not designated as hedging instruments
Currency forward contracts	$497	$(1,574)	$(1,077)	$—	$—	$(1,077)
Futures contracts relating to seed capital investments	—	—	—	(480)	4,944	4,464
Total derivative instruments not designated as hedging instruments	$497	$(1,574)	$(1,077)	$(480)	$4,944	$3,387

The following table presents the derivative assets and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2020
Derivative instruments not designated as hedging instruments
Currency forward contracts	$4,493	$(1,709)	$2,784	$—	$—	$2,784
Futures contracts relating to:
Seed capital investments	—	—	—	1,802	2,206	4,008
Total return swaps	—	—	—	130	158	288
Total futures contracts	—	—	—	1,932	2,364	4,296
Total derivative instruments not designated as hedging instruments	$4,493	$(1,709)	$2,784	$1,932	$2,364	$7,080

The following table presents the derivative liabilities and related offsets, if any:

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Derivative Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net amount as of March 31, 2020

Derivative instruments not designated as hedging instruments
Currency forward contracts	$(11,482)	$4,368	$(7,114)	$—	$—	$(7,114)
Futures contracts relating to:
Seed capital investments	—	—	—	(3,203)	7,326	4,123
Total return swaps	—	—	—	(360)	754	394
Total futures contracts	—	—	—	(3,563)	8,080	4,517
Total return swaps	—	—	—	(3,195)	4,125	930
Total derivative instruments not designated as hedging instruments	$(11,482)	$4,368	$(7,114)	$(6,758)	$12,205	$(1,667)

The following table presents gains (losses) recognized in the Consolidated Statements of Income on derivative instruments. As described above, the currency forward contracts and futures and forward contracts for seed capital investments included below are economic hedges of interest rate and market risk of certain operating and investing activities of Legg Mason.

		Three months ended June 30,
		2020		2019
	Income Statement Classification	Gains	Losses	Gains	Losses
Derivatives not designated as hedging instruments
Currency forward contracts relating to:
Operating activities	Other expense	$9,260	$(2,278)	$3,639	$(5,484)
Seed capital investments	Other non-operating income (expense)	1,570	(2,909)	725	(564)
Futures contracts relating to:
Seed capital investments	Other non-operating income (expense)	337	(13,789)	311	(3,966)
Total return swaps	Other non-operating income (expense)	—	(1,962)	1	(803)
Total return swaps	Other non-operating income (expense)	1,672	—	1,249	—
Total gain (loss) from derivatives not designated as hedging instruments		$12,839	$(20,938)	$5,925	$(10,817)

15. Strategic Restructuring

In fiscal 2019, Legg Mason initiated a strategic restructuring to reduce costs, which included corporate and distribution functions, as well as efficiency initiatives at certain smaller affiliates that operate outside of revenue-sharing arrangements. The strategic restructuring was substantially complete as of June 30, 2020.

This plan involved restructuring costs beginning January 1, 2019, which were primarily comprised of employee termination benefits and retention incentives expensed over identified transition periods. The restructuring costs also included charges for consolidating leased office space and other costs, including professional fees. Legg Mason incurred cumulative strategic restructuring costs through June 30, 2020 of $88,408, including $8,022 incurred during the three months ended June 30, 2020. Any additional charges related to the strategic restructuring are not expected to be material.

The table below presents a summary of changes in the strategic restructuring liability from January 1, 2019 through June 30, 2020, and cumulative charges incurred to date:

	Compensation and benefits	Occupancy	Other	Total
Balance as of January 1, 2019	$—	$—	$—	$—
Accrued charges	—	2,090	6,504	8,594
Balance as of March 31, 2019	—	2,090	6,504	8,594
Accrued charges	44,919	4,426	7,887	57,232
Payments	(28,955)	(622)	(13,506)	(43,083)
Balance as of March 31, 2020	15,964	5,894	885	22,743
Accrued charges	858	3,681	474	5,013
Payments	(11,470)	(334)	(1,140)	(12,944)
Balance as of June 30, 2020	$5,352	$9,241	$219	$14,812
Non-cash charges(1)
Three months ended March 31, 2019	$—	$758	$—	$758
Year ended March 31, 2020	12,325	1,477	—	13,802
Three months ended June 30, 2020	269	2,740	—	3,009
Total	$12,594	$4,975	$—	$17,569
Cumulative charges incurred through June 30, 2020	$58,371	$15,172	$14,865	$88,408
(1) Includes stock-based compensation expense and accelerated fixed asset depreciation.

In addition to strategic restructuring charges of $8,022, during the three months ended June 30, 2020, Legg Mason also incurred merger related costs of $22,910, primarily for proxy solicitation and professional fees.

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

	June 30, 2020		March 31, 2020		June 30, 2019
	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)	Number of Consolidated Funds	Legg Mason Investment in Funds(1)
Sponsored investment partnerships	—	$—	2	$1,690	2	$11,224
Trust structure foreign mutual funds	5	15,806	5	19,303	7	25,966
Employee trust structure funds	—	—	1	5,188	1	4,544
ETFs(2)	1	491	2	2,216	3	2,874
Total	6	$16,297	10	$28,397	13	$44,608
(1) Represents Legg Mason's maximum risk of loss, excluding uncollected advisory fees.

(2)
Under the total return swap arrangements, Legg Mason receives the related investment gains and losses on investments in one of Legg Mason's ETFs with notional amounts totaling $1,505 as of June 30, 2020. See Note 14 for additional information regarding total return swaps.

The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

Legg Mason also consolidates certain VRE products with seed capital investments where Legg Mason maintains a controlling financial interest in the product. As of June 30, 2020, March 31, 2020, and June 30, 2019, Legg Mason consolidated three, four, and four VRE products with seed capital investments totaling $49,791, $41,774, and $20,548, respectively.

The financial information of certain consolidated investment products is included in Legg Mason's consolidated financial statements on a lag basis of up to three months based on the availability of the investment products' financial information. As of June 30, 2020, Legg Mason was the primary beneficiary of a sponsored collateralized loan obligation entity ("CLO") VIE which, based upon the availability of the related financial information, will be included in Legg Mason's consolidated financial statements beginning in the second quarter of fiscal 2021. Legg Mason invested $5,000 in the CLO’s $37,300 equity tranche on June 23, 2020, and as of June 30, 2020, the CLO’s assets (cash and cash equivalents and corporate loans) and liabilities (payables and notes payable) each aggregated $563,600.

The following tables reflect the impact of CIVs and other consolidated sponsored investment products in the Consolidated Balance Sheets and the Consolidated Statements of Income:
Consolidating Balance Sheets

	June 30, 2020				March 31, 2020
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Reclassifications & Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Reclassifications & Eliminations	Consolidated Totals
Current Assets	$1,940,093	$38,396	$(16,297)	$1,962,192	$1,942,583	$131,869	$(34,828)	$2,039,624
Non-current assets	5,954,266	979	—	5,955,245	5,945,353	22,313	(1,170)	5,966,496
Total Assets	$7,894,359	$39,375	$(16,297)	$7,917,437	$7,887,936	$154,182	$(35,998)	$8,006,120
Current Liabilities	$865,237	$273	$—	$865,510	$925,013	$1,044	$—	$926,057
Non-current liabilities	2,543,269	—	—	2,543,269	2,543,968	—	—	2,543,968
Total Liabilities	3,408,506	273	—	3,408,779	3,468,981	1,044	—	3,470,025
Redeemable Non-controlling interests	590,531	—	22,805	613,336	597,274	—	117,140	714,414
Total Stock-holders’ Equity	3,895,322	39,102	(39,102)	3,895,322	3,821,681	153,138	(153,138)	3,821,681
Total Liabilities and Equity	$7,894,359	$39,375	$(16,297)	$7,917,437	$7,887,936	$154,182	$(35,998)	$8,006,120

(1)	Other represents consolidated sponsored investment product VREs that are not designated as CIVs.

Consolidating Statements of Income

$51,439

	June 30, 2020				June 30, 2019
	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs and Other(1)	CIVs and Other(1)	Eliminations	Consolidated Totals
Total Operating Revenues	$666,232	$—	$(46)	$666,186	$705,485	$—	$(125)	$705,360
Total Operating Expenses	598,565	(6)	(81)	598,478	621,291	350	(216)	621,425
Operating Income (Loss)	67,667	6	35	67,708	84,194	(350)	91	83,935
Total Non-Operating Income (Expense)	439	(1,687)	2,544	1,296	(11,054)	10,085	(3,349)	(4,318)
Income (Loss) Before Income Tax Provision	68,106	(1,681)	2,579	69,004	73,140	9,735	(3,258)	79,617
Income tax provision	13,930	—	—	13,930	18,048	—	—	18,048
Net Income	54,176	(1,681)	2,579	55,074	55,092	9,735	(3,258)	61,569
Less: Net income attributable to noncontrolling interests	4,754	472	426	5,652	9,742	524	5,953	16,219
Net Income Attributable to Legg Mason, Inc.	$49,422	$(2,153)	$2,153	$49,422	$45,350	$9,211	$(9,211)	$45,350

(1) Other represents consolidated sponsored investment products (VREs) that are not designated as CIVs.

Non-Operating Income (Expense) of CIVs and Other includes interest income, interest expense, and net gains (losses) on investments.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

As of June 30, 2020 and March 31, 2020, financial assets of CIVs carried at fair value totaling $26,337 and $93,648, respectively, were valued using Level 1 inputs, $7,474 and $23,118, respectively, were valued using Level 2 inputs, and as of March 31, 2020, $2,029 were valued using NAV as a practical expedient.

Legg Mason's carrying value and maximum risk of loss for VIEs in which Legg Mason holds a variable interest, but for which it was not the primary beneficiary, were as follows:

	As of June 30, 2020		As of March 31, 2020
	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)	Equity Interests on the Consolidated Balance Sheet (1)	Maximum Risk of Loss (2)
Real Estate Investment Trusts	$2,922	$5,442	$2,922	$5,442
Other investment funds	39,102	40,886	33,365	52,230
Total	$42,024	$46,328	$36,287	$57,672

(1)	Amounts are related to investments in proprietary and other fund products.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $26,304,649 and $31,325,927 as of June 30, 2020 and March 31, 2020, respectively.

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

17. Subsequent Events

On July 17, 2020, Franklin Templeton and Legg Mason announced that all conditions to the closing of the Merger were satisfied. The closing will take effect at the end of the day on July 31, 2020, the date this Report is being filed.

On July 21, 2020, Legg Mason used existing cash resources to repay the total $250,000 of borrowings outstanding under the Credit Agreement.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that involve substantial risks or uncertainties. Forward-looking statements are typically identified by words or phrases such as “achieve,” “anticipate,” “assume,” “believe,” “continue,” “current,” “estimate,” “expect,” “intention,” “maintain,” “opportunity,” “position,” “potential,” “projection,” “remain,” “seek,” “sustain,” “trend” and similar expressions, or future or conditional verbs such as “could,” “may,” “should,” "will," "would" and similar expressions. Forward-looking statements are based on our current expectations and beliefs, and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance and achievements and the timing of certain events to differ materially from the results, performance, achievements or timing discussed, projected, anticipated or indicated in any forward-looking statement. Such risks, uncertainties and other factors include, among others, information or anticipated information relating to: our expectations regarding financial market conditions, including interest rate volatility, future investment performance of our affiliates, and future net client cash flows; the performance of our business, including revenues, net income, earnings per share, dividends, investments, capital expenditures, and other conditions; our expense levels; changes in our business or in the amount or composition of our client assets under management ("AUM"); the expected effects of acquisitions and other transactions, including the proposed merger between Legg Mason and Franklin Resources, Inc. ("Franklin Templeton"), and their effect on our business; changes in tax regulations and rates, including the effect on our estimated effective income tax rate; the expected costs and benefits of our ongoing strategic restructuring; and other regulatory or legislative changes.

Actual results may differ materially from those expressed in forward-looking information as a result of various factors, some of which are beyond our control, including, but not limited to, the foregoing factors as well as those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2020. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date of any such statement or to reflect the occurrence of unanticipated events.

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

Pursuant to the Merger Agreement, each outstanding share of common stock of the Company will be converted into the right to receive from Franklin Templeton $50.00 in cash. All conditions to the closing of the Merger have been satisfied and the closing will take effect at the end of the day on July 31, 2020, the date this Report is being filed.

Refer to the definitive proxy statement of the Company and Franklin Templeton, as filed by the Company with the U.S. Securities and Exchange Commission on April 16, 2020, for additional information on the Merger.

Business Overview
The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, commercial banks, insurance companies, and other financial services companies. The industry continues to experience disruption and challenges, including a shift to lower-fee passively managed products, which contributes to increasing fee pressure, the increased role of technology in asset management services, the introduction of new financial products and services by our competitors, and the consolidation of financial services firms through mergers and acquisitions, such as our pending acquisition by Franklin Templeton, as discussed above. The asset management industry is also subject to extensive and evolving regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes and keeping abreast of regulatory developments has required, and will continue to require, us to incur costs that impact our profitability.

Our revenues and net income are derived primarily from AUM and fees associated with our investment products. Accordingly, changes in global financial markets, the composition and level of AUM, net new business inflows (or outflows) and changes in the mix of investment products between asset classes and geographies may materially affect our results of operations. Our most significant operating expenses are employee compensation and benefits, a majority of which is variable and includes incentive compensation, and distribution and servicing expenses, which consist primarily of fees paid to third-party distributors for selling our asset management products and services. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices, interest rates, and changes in currency exchange rates, among other things. Periods of unfavorable market conditions are likely to have an adverse effect on our profitability. In addition, the diversification of services, vehicles, and products offered, investment performance, access to distribution channels, reputation in the market, attraction and retention of key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share, including, in particular, passive products, and corresponding flows out of products in which we do have market share. For a further discussion of factors that may affect our results of operations, refer to the discussion under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2020.

Global markets experienced extreme volatility beginning in the second half of February 2020 in reaction to the novel coronavirus ("COVID-19") pandemic. While global financial markets improved during the three months ended June 30, 2020, uncertainty remains about the extent and duration of business disruptions related to COVID-19 as well as its impacts on the global economy. This market uncertainty may have an impact on our business.

Our Strategy
Our strategy is to expand client choice through the diversification of our business across investment strategies, vehicles and access. We focus our strategic priorities on the four primary areas listed below.  Management considers these strategic priorities when evaluating our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below initiatives on which management currently focuses in evaluating our performance and financial condition. This strategy was developed based on the assumption that we continue as an independent company. Upon effectiveness of the Merger, we will be a subsidiary of Franklin Templeton.

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

Restructuring
During the fourth quarter of fiscal 2019, we initiated a strategic restructuring to reduce costs, which included corporate and distribution functions, as well as efficiency initiatives at certain smaller affiliates that operate outside of revenue-sharing arrangements. As of June 30, 2020, our strategic restructuring was substantially complete. During the three months ended June 30, 2020, we incurred $8.0 million, or $0.06 per diluted share, of costs related to the strategic restructuring, for cumulative costs of $88.4 million since January 1, 2019. These aggregate costs were significantly lower than our initial forecasted range of $120 million to $140 million. See Note 15 of Notes to Consolidated Financial Statements for additional information.
During the quarter ended June 30, 2020, we achieved annual run rate cost savings of $104 million. We realized an additional $12 million of savings related to the strategic restructuring during the three months ended June 30, 2020, for cumulative realized savings of $84 million since January 1, 2019.

In addition, during the three months ended June 30, 2020, we incurred $22.9 million, or $0.18 per diluted share, of merger related costs, primarily for proxy solicitation and professional fees.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
The quarter ended June 30, 2020 showed signs of recovery following an extreme downturn in the previous quarter due to the rapid spread of COVID-19. Almost all U.S. asset classes posted gains in the quarter ended June 30, 2020 in response to government stimulus spending, other government support actions, and gradual easing of shutdown measures. U.S. equities rebounded during the quarter and outperformed most major global equity markets. Developed international equity markets also rose as global economies began to reopen, although they were outperformed by U.S. equities. Emerging markets recorded their strongest quarter in a decade as consumer sentiment improved and drove demand for riskier assets.

As governments worldwide began to ease shutdown restrictions mid-quarter, riskier assets showed signs of recovery. Corporate and high-yield bonds performed the strongest during the quarter, and emerging markets also produced gains. Government bonds remained relatively stagnant throughout the quarter. The U.S. treasury yield remained at record lows throughout the quarter in response to quantitative easing by the government. U.S. stocks recorded their best quarterly performance in 20 years. All sectors performed well during the quarter, led by information technology. Energy and industrial sectors also posted gains.

The following table summarizes the returns for various major market indices:

	% Change for the Three Months Ended June 30,
Indices(1)	2020	2019
Dow Jones Industrial Average(2)	17.8%	2.6%
S&P 500(2)	20.0%	3.8%
Nasdaq Composite Index(2)	30.6%	3.6%
Barclays Capital U.S. Aggregate Bond Index	2.9%	3.1%
Barclays Capital Global Aggregate Bond Index	3.3%	3.3%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., Nasdaq Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

(2)	Excludes the impact of the reinvestment of dividends and stock splits.

The impact of the COVID-19 pandemic on U.S. and international financial markets may have a significantly negative impact on our AUM and results of operations during fiscal 2021, particularly in the near term. Given continued uncertainty and volatility, we cannot reasonably estimate the impact market conditions will have on our future results of operations, cash flows, or financial condition.

In addition, our industry continues to be impacted by migration from active to passive strategies. Together with continuing regulatory changes, these factors continue to put pressure on fees, contributing to the consolidation of products and managers on distribution platforms. These factors also continue to create significant flow challenges for active managers like ourselves.

Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019

Assets Under Management

Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Alternative		Liquidity
-	Large Cap Growth	-	U.S. Intermediate Investment Grade	-	Real Estate	-	U.S. Managed Cash
-	Equity Income	-	U.S. Long Duration	-	Hedge Funds	-	U.S. Municipal Cash
-	All Cap Growth	-	U.S. Credit Aggregate	-	Listed
-	International Equity	-	Global Opportunistic Fixed Income		Infrastructure
-	Large Cap Value	-	Global Fixed Income
-	Large Cap Core	-	U.S. Municipal
-	Small Cap Core	-	Global Sovereign
-	All Cap Value	-	Macro Opportunities
-	Small Cap Growth	-	Intermediate
-	Small Cap Value	-	Global Government
-	Emerging Markets Equity	-	Short Duration
-	Small/Mid Cap	-	High Yield
-	Mid Cap Core	-	Liability Driven
-	Small Cap International	-	Enhanced Liquidity
-	Global Equity	-	TIPS
-	All Cap Core

The components of the changes in our AUM (in billions) were as follows:

	Three Months Ended June 30,
	2020	2019
Beginning of period	$730.8	$758.0
Net client cash flows:
Investment funds, excluding liquidity products(1):
Subscriptions	16.7	17.9
Redemptions	(16.2)	(16.1)
Long-term separate account flows, net	(5.1)	(0.7)
Total long-term flows, net	(4.6)	1.1
Total liquidity flows, net	(5.2)	(1.6)
Total net client cash flows	(9.8)	(0.5)
Realizations(2)	(0.2)	(0.4)
Market performance and other(3)	59.7	21.9
Impact of foreign exchange	2.9	0.6
Acquisition	—	0.6
End of period	$783.4	$780.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

AUM at June 30, 2020 was $783.4 billion, an increase of $52.6 billion, or 7%, from March 31, 2020. Total net long-term client outflows were $4.6 billion, comprised of fixed income net outflows of $3.1 billion and equity net outflows of $2.0 billion, partially offset by alternative net inflows of $0.5 billion. There were $5.2 billion of net outflows in the liquidity asset class. Fixed income net outflows were primarily in products managed by Brandywine Global Investment Management ("Brandywine") and Western Asset Management Company ("Western Asset"). Equity net outflows were primarily from products managed by ClearBridge Investments (“ClearBridge”), Martin Currie, and QS Investors. Alternative net inflows were in products managed by Clarion Partners and EnTrust Global, partially offset by net outflows from products managed by RARE Infrastructure. In general, we earn higher fees and profits per dollar of alternative and equity AUM, and outflows in those asset classes more negatively impact our revenues and Net Income (Loss) Attributable to Legg Mason, Inc. than do outflows in the fixed income and liquidity asset classes. The positive impact of market performance and other was $59.7 billion. The positive impact of foreign exchange fluctuations was $2.9 billion.

Our net client cash flows also reflect the significant industry-wide flow pressure for active managers of equity and fixed income assets discussed above under the heading "Business Environment".

AUM by Asset Class
AUM by asset class (in billions) was as follows:

As of June 30,	2020	% of Total	2019	% of Total	% Change
Equity	$192.4	25%	$205.6	26%	(6)%
Fixed income	447.0	57	438.0	56	2
Alternative	73.7	9	70.1	9	5
Total long-term assets	713.1	91	713.7	91	—
Liquidity	70.3	9	66.5	9	6
Total	$783.4	100%	$780.2	100%	—%

Average AUM by asset class (in billions) was as follows:

Three months ended June 30,	2020	% of Total	2019	% of Total	% Change
Equity	$181.3	24%	$202.7	26%	(11)%
Fixed income	435.0	57	427.0	56	2
Alternative	73.8	9	69.3	9	6
Total long-term assets	690.1	90	699.0	91	(1)
Liquidity	74.3	10	66.9	9	11
Total	$764.4	100%	$765.9	100%	—%

The component changes in our AUM by asset class (in billions) were as follows:

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2020	$161.2	$420.2	$74.3	$655.7	$75.1	$730.8
Investment funds, excluding liquidity funds(1):
Subscriptions	5.4	10.1	1.2	16.7	—	16.7
Redemptions	(6.1)	(9.4)	(0.7)	(16.2)	—	(16.2)
Long-term separate account flows, net	(1.3)	(3.8)	—	(5.1)	—	(5.1)
Liquidity flows, net	—	—	—	—	(5.2)	(5.2)
Net client cash flows	(2.0)	(3.1)	0.5	(4.6)	(5.2)	(9.8)
Realizations(2)	—	—	(0.2)	(0.2)	—	(0.2)
Market performance and other(3)	33.1	27.3	(1.1)	59.3	0.4	59.7
Impact of foreign exchange	0.1	2.6	0.2	2.9	—	2.9
June 30, 2020	$192.4	$447.0	$73.7	$713.1	$70.3	$783.4

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(3)	Other primarily includes the reinvestment of dividends.

	Equity	Fixed Income	Alternative	Total Long-Term	Liquidity	Total
March 31, 2019	$202.0	$419.6	$68.6	$690.2	$67.8	$758.0
Investment funds, excluding liquidity funds(1):
Subscriptions	7.1	9.4	1.4	17.9	—	17.9
Redemptions	(8.9)	(6.4)	(0.8)	(16.1)	—	(16.1)
Long-term separate account flows, net	(1.8)	0.9	0.2	(0.7)	—	(0.7)
Liquidity flows, net	—	—	—	—	(1.6)	(1.6)
Net client cash flows	(3.6)	3.9	0.8	1.1	(1.6)	(0.5)
Realizations(2)	—	—	(0.4)	(0.4)	—	(0.4)
Market performance and other(3)	7.2	13.9	0.5	21.6	0.3	21.9
Impact of foreign exchange	—	0.6	—	0.6	—	0.6
Acquisition	—	—	0.6	0.6	—	0.6
June 30, 2019	$205.6	$438.0	$70.1	$713.7	$66.5	$780.2

(1)	Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

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

The component changes in our AUM by distribution channel (in billions):

	Global Distribution	Affiliate/Other	Total
March 31, 2020	$317.9	$412.9	$730.8
Net client cash flows, excluding liquidity	2.2	(6.8)	(4.6)
Liquidity flows, net	—	(5.2)	(5.2)
Net client cash flows	2.2	(12.0)	(9.8)
Realizations(1)	—	(0.2)	(0.2)
Market performance and other(2)	39.4	20.3	59.7
Impact of foreign exchange	2.0	0.9	2.9
June 30, 2020	$361.5	$421.9	$783.4

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(2)	Other primarily includes the reinvestment of dividends.

	Global Distribution	Affiliate/Other	Total
March 31, 2019	$339.3	$418.7	$758.0
Net client cash flows, excluding liquidity	4.0	(2.9)	1.1
Liquidity flows, net	—	(1.6)	(1.6)
Net client cash flows	4.0	(4.5)	(0.5)
Realizations(1)	—	(0.4)	(0.4)
Market performance and other(2)	11.1	10.8	21.9
Impact of foreign exchange	0.3	0.3	0.6
Acquisition	—	0.6	0.6
June 30, 2019	$354.7	$425.5	$780.2

(1)
Realizations represent investment manager-driven distributions primarily related to the sale of assets. Realizations are specific to our alternative managers and do not include client-driven distributions (e.g., client requested redemptions, liquidations or asset transfers).

(2)	Other primarily includes the reinvestment of dividends.

Operating Revenue Yield
We calculate operating revenue yields as the ratio of annualized total operating revenues, less performance fees, to average AUM. Our overall operating revenue yield, less performance fees, across all asset classes and distribution channels was 34 basis points ("bps") and 37 bps, for the three months ended June 30, 2020 and 2019, respectively. Our operating revenue yields by asset class and distribution channel were as follows:

Three Months Ended June 30,
	2020	2019
Asset Class:
Equity	55 bps	58 bps
Fixed Income	25 bps	26 bps
Alternative	56 bps	60 bps
Liquidity	15 bps	14 bps
Total	34 bps	37 bps

Distribution Channel:
Global Distribution	37 bps	41 bps
Affiliate/Other	32 bps	33 bps

Our total operating revenue yield decreased over the last year primarily due to product mix, the shift to lower fee vehicles and share classes and specific fee reductions. The operating revenue yields for managing equity and alternative assets declined over the last year primarily due to a shift in the mix of assets from higher fee to lower fee vehicles and share classes and from higher fee to lower fee earning affiliates, and specific fee reductions.

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

Investment Performance

For a discussion of market conditions during the three ended June 30, 2020, see "Business Environment."

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2020				As of June 30, 2019
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	57%	68%	67%	85%	75%	83%	84%	87%
Equity:
Large cap	17%	24%	13%	51%	60%	49%	65%	50%
Small cap	67%	73%	80%	50%	74%	68%	40%	42%
Total equity (includes other equity)	62%	62%	70%	56%	61%	56%	48%	52%
Fixed income:
U.S. taxable	74%	99%	95%	98%	97%	99%	95%	99%
U.S. tax-exempt (includes only one strategy)	0%	0%	0%	100%	0%	100%	100%	100%
Global taxable	45%	35%	50%	98%	45%	92%	86%	98%
Total fixed income	62%	76%	78%	98%	77%	97%	92%	99%
Alternative	78%	90%	79%	99%	98%	84%	98%	99%
The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages(2) for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2020				As of June 30, 2019
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (excludes liquidity)	59%	63%	74%	69%	72%	66%	72%	68%
Equity:
Large cap	27%	39%	70%	58%	70%	42%	70%	53%
Small cap	79%	73%	80%	46%	75%	76%	76%	50%
Total equity (includes other equity)	41%	48%	72%	55%	72%	51%	72%	50%
Fixed income:
U.S. taxable	88%	92%	92%	92%	93%	95%	91%	93%
U.S. tax-exempt	16%	8%	6%	17%	10%	28%	24%	54%
Global taxable	53%	48%	43%	77%	41%	76%	32%	82%
Total fixed income	75%	76%	76%	80%	73%	81%	73%	84%
Alternative (includes only three funds)	77%	77%	n/a	n/a	18%	24%	0%	87%
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

As of June 30, 2020 and 2019, approximately 88% and 89%, respectively, of total AUM is included in strategy AUM, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.
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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of June 30, 2020 and 2019, the U.S. long-term mutual fund assets represented in the data accounted for 19% and 18%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

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

Operating Revenues
The components of Total Operating Revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Investment advisory fees:
Separate accounts	$245.4	$260.5	$(15.1)	(6)%
Funds	347.9	366.8	(18.9)	(5)
Performance fees	11.4	6.9	4.5	65
Distribution and service fees	59.9	69.9	(10.0)	(14)
Other	1.6	1.3	0.3	23
Total Operating Revenues	$666.2	$705.4	$(39.2)	(6)%

Total Operating Revenues for the three months ended June 30, 2020, decreased $39.2 million, or 6%, to $666.2 million, as compared to $705.4 million for the three months ended June 30, 2019, driven by a $34.0 million decrease in investment advisory fees from funds and separate accounts and a $10.0 million decrease in distribution and service fees, reflecting a 1% decrease in average long-term AUM and a decrease in our operating revenue yield from 37 basis points to 34 basis points, as previously discussed. These decreases were offset in part by an increase in performance fees of $4.5 million, including an increase of $5.8 million in performance fees passed through as compensation expense, partially offset by a $1.2 million decrease in non-pass through performance fees.

Investment advisory fees from separate accounts decreased $15.1 million, or 6%, to $245.4 million, as compared to $260.5 million for the three months ended June 30, 2019. Fees earned on equity assets decreased $7.8 million, reflecting a decrease in average equity AUM. Fees earned on alternative and fixed income assets decreased $3.5 million and $3.4 million, respectively, reflecting a decrease in the average fee rates earned on alternative and fixed income AUM and a decrease in average alternative and fixed income AUM.

Investment advisory fees from funds decreased $18.9 million, or 5%, to $347.9 million, as compared to $366.8 million for the three months ended June 30, 2019. Fees earned on equity assets decreased $26.2 million, reflecting a reduction in average equity AUM and a reduction in the average fee rate earned on equity AUM. This decrease was partially offset by increases of $5.4 million and $2.1 million in fees earned on liquidity and alternative assets, respectively, driven by higher average AUM in each asset class, offset in part by a reduction in the average fee rates earned on liquidity and alternative AUM. Fees earned on fixed income assets remained relatively flat, as an increase in average fixed income AUM was substantially offset by a reduction in the average fee rates earned on fixed income AUM.

As of June 30, 2020 and 2019, approximately 10% and 12%, respectively, of our long-term average AUM was in accounts that were eligible to earn performance fees at some point during the respective fiscal year. Performance fees earned by Clarion Partners on assets invested with them prior to the acquisition closing in April 2016 are fully passed through to the Clarion Partners management team, per the terms of the acquisition agreement, and recorded as compensation expense, and therefore have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. We expect the majority of pass through performance fees at Clarion Partners to phase out by fiscal 2022. Excluding AUM eligible to earn pass through performance fees, approximately 7% of our long-term average AUM was in accounts that were performance fee eligible as of June 30, 2020 and 2019.

Investment advisory performance fees increased $4.5 million to $11.4 million, as compared to $6.9 million for the three months ended June 30, 2019, driven by a $7.0 million increase in performance fees at Clarion Partners, including an increase of $5.8 million in pass through performance fees, offset in part by a $1.8 million decrease in performance fees at RARE Infrastructure and a $1.8 million decrease in performance fees at Western Asset.

Distribution and service fees decreased $10.0 million, or 14%, to $59.9 million, as compared to $69.9 million for the three months ended June 30, 2019, primarily due to a reduction in the average fee rate earned on mutual fund AUM subject to distribution and service fees, reflecting a shift to lower fee share classes, and a decrease in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of Total Operating Expenses (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Compensation and benefits	$353.2	$379.8	$(26.6)	(7)%
Distribution and servicing	91.3	103.9	(12.6)	(12)
Communications and technology	62.4	55.3	7.1	13
Occupancy	32.0	25.6	6.4	25
Amortization of intangible assets	5.5	5.5	—	—
Contingent consideration fair value adjustments	—	(1.2)	1.2	n/m
Other	54.1	52.5	1.6	3
Total Operating Expenses	$598.5	$621.4	$(22.9)	(4)%
n/m - not meaningful

Operating expenses for the three months ended June 30, 2020 and 2019, incurred at the investment management affiliate level represented approximately 70% of total operating expenses in each period. The remaining operating expenses are corporate costs, including costs of our global distribution operations.

The components of Compensation and benefits (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Salaries, incentives and benefits	$324.5	$341.9	$(17.4)	(5)%
Restructuring costs	1.9	29.9	(28.0)	n/m
Performance fee pass through	6.8	1.0	5.8	n/m
Gains on deferred compensation and seed capital investments	20.0	7.0	13.0	n/m
	$353.2	$379.8	$(26.6)	(7)%
n/m - not meaningful

Compensation and benefits decreased 7% to $353.2 million for the three months ended June 30, 2020, as compared to $379.8 million for the three months ended June 30, 2019.

•
Salaries, incentives and benefits decreased $17.4 million, to $324.5 million, as compared to $341.9 million for the three months ended June 30, 2019. The decrease was driven by a $14.6 million decrease in net compensation at investment affiliates, primarily due to a decrease in operating revenue at certain affiliates, and $8.4 million in incremental savings from the strategic restructuring. These decreases were offset in part by a $2.7 million increase in sales commissions for distribution personnel.

•
Restructuring costs of $1.9 million for the three months ended June 30, 2020 were comprised of strategic restructuring costs of $1.1 million, affiliate charges of $0.7 million, and merger related costs of $0.1 million. Restructuring costs of $29.9 million for the three months ended June 30, 2019, were comprised of strategic restructuring costs of $28.7 million and affiliate charges of $1.2 million. The strategic restructuring costs in each period were primarily comprised of employee termination benefit costs, including severance and the acceleration of deferred compensation awards. See Note 15 of Notes to Consolidated Financial Statements for additional information. The affiliate charges in each period were comprised of severance costs associated with restructuring plans at certain affiliates.

Compensation as a percentage of operating revenues decreased to 53.0% for the three months ended June 30, 2020, as compared to 53.8% for the three months ended June 30, 2019, primarily due to the impact of the decrease in strategic restructuring costs, offset in part by the impact of an increase in market gains on deferred compensation and seed capital investments.

Distribution and servicing expense decreased $12.6 million, or 12%, to $91.3 million, as compared to $103.9 million for the three months ended June 30, 2019, reflecting a shift in average AUM subject to distribution and service fees to lower fee share classes, as previously discussed, and a decrease in average mutual fund AUM subject to distribution and service fees.

Communications and technology expense increased $7.1 million, or 13%, to $62.4 million, as compared to $55.3 million for the three months ended June 30, 2019, primarily due to $3.3 million of merger related costs recognized in the current year period, primarily related to the printing, filing and mailing costs for the proxy voting related to the Merger, and a $2.3 million increase in technology consulting costs, primarily at revenue-share based affiliates.

Occupancy expense increased $6.4 million, or 25%, to $32.0 million, as compared to $25.6 million for the three months ended June 30, 2019, primarily due to strategic restructuring costs of $6.4 million, largely related to office space vacated and subleased in the current year period.

Other expense increased $1.6 million, or 3%, to $54.1 million, as compared to $52.5 million for the three months ended June 30, 2019, primarily due to $19.6 million of merger related costs in the current period, which were substantially offset by reductions in travel and entertainment, conference, and advertising expenses, and savings from our strategic restructuring.

Non-Operating Income (Expense)
The components of Total Non-Operating Income (Expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Interest income	$0.9	$4.0	$(3.1)	(78)%
Interest expense	(28.6)	(28.5)	(0.1)	—
Other income (expense), net	31.1	10.6	20.5	n/m
Non-operating income (expense) of consolidated investment vehicles, net	(2.1)	9.6	(11.7)	n/m
Total Non-Operating Income (Expense)	$1.3	$(4.3)	$5.6	n/m
n/m -not meaningful

Interest income decreased $3.1 million, or 78%, to $0.9 million, as compared to $4.0 million for the three months ended June 30, 2019, primarily due to lower yields earned on interest-bearing investment balances, largely due to interest rate reductions associated with COVID-19.

Other income (expense), net, totaled income of $31.1 million for the three months ended June 30, 2020, as compared to income of $10.6 million for the three months ended June 30, 2019. The three months ended June 30, 2020 included net market gains of $20.0 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and net market gains on corporate investments not offset in compensation of $10.6 million. The three months ended June 30, 2019 included net market gains of $7.0 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and net market gains on corporate investments not offset in compensation of $3.1 million.

Non-operating income (expense) of CIVs, net, totaled expense of $2.1 million for the three months ended June 30, 2020, as compared to income of $9.6 million for the three months ended June 30, 2019. The change was due to activity of the CIVs during the respective periods. See Note 16 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of sponsored investment vehicles and net market gains on investments of certain CIVs.

Income Tax Provision
The income tax provision was $13.9 million for the three months ended June 30, 2020, as compared to $18.0 million for the three months ended June 30, 2019. The effective tax rate was 20.2% for the three months ended June 30, 2020, as compared to 22.7% for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 reflects a discrete tax benefit of $5.2 million recognized for vested stock awards with a vesting date stock price higher than the grant date exercise price, which decreased the effective tax rate by 7.5 percentage points. The three months ended June 30, 2019, reflects a benefit of $4.1 million resulting from the settlement of a prior year audit, discrete tax expense of $1.8 million recognized for vested stock awards with a grant date exercise price higher than the vesting date stock prices, and an increase in valuation allowances with respect to deferred tax assets of $0.6 million, which together decreased the effective tax rate by 2.1 percentage points.

CIVs and other consolidated sponsored investment products reduced the effective tax rate by 0.3 percentage points and 2.0 percentage points for the three months ended June 30, 2020 and 2019, respectively.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2020 was $49.4 million, or $0.54 per diluted share, as compared to $45.4 million, or $0.51 per diluted share, for the three months ended June 30, 2019. The increase in Net Income Attributable to Legg Mason, Inc. was primarily driven by savings from the strategic restructuring, lower travel and entertainment, conference, and advertising expenses, and net market gains on corporate investments. These increases were substantially offset by the net impact of lower operating revenues.

Operating margin was 10.2% for the three months ended June 30, 2020, as compared to 11.9% for the three months ended June 30, 2019.

Three Months Ended June 30, 2020, Compared to Three Months Ended March 31, 2020
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2020, was $49.4 million, or $0.54 per diluted share, as compared to $64.2 million, or $0.70 per diluted share, for the three months ended March 31, 2020. The decrease in Net Income Attributable to Legg Mason, Inc. was driven by a decrease in operating revenues, reflecting lower average AUM and a decrease in performance fees. A $13.9 million increase in strategic restructuring and merger related costs, also contributed to the decrease. These decreases were offset in part by a $13.1 million decrease in travel and entertainment, advertising and conference expenses.

Operating revenues decreased 7%, to $666.2 million for the three months ended June 30, 2020, as compared to $719.6 million for the three months ended March 31, 2020. The decrease in operating revenues was primarily due to a decrease in separate account and fund advisory fee revenues of $40.6 million, reflecting lower average AUM, as well as a $5.0 million decrease in performance fees that were not passed through as compensation expense, and a $1.5 million decrease in pass through performance fees.

Total operating expenses increased 8%, to $598.5 million for the three months ended June 30, 2020, as compared to $553.3 million for the three months ended March 31, 2020. Compensation and benefits expense increased $48.9 million, driven by a gain of $20.0 million in the market value of deferred compensation and seed investments, as compared to a loss of $32.5 million in the prior quarter. These gains and losses were offset by corresponding gains and losses in non-operating income (expense). Occupancy expense increased $6.5 million, primarily due to $6.4 million of strategic restructuring costs recognized in the current period, largely related to office space vacated and subleased during the period. Communications and technology expense increased $3.3 million, reflecting printing, filing and mailing costs for the proxy voting related to the Merger. These increases in operating expenses were offset in part by a decrease in other operating expense of $4.7 million, reflecting a $13.1 million decrease in travel and entertainment, advertising and conference expenses, which more than offset an increase in merger related costs of $6.3 million primarily related to proxy solicitation costs associated with the Merger.

Non-operating income (expense), net, totaled income of $1.3 million for the three months ended June 30, 2020, as compared to expense of $65.3 million for the three months ended March 31, 2020. The three months ended June 30, 2020, included net market gains of $20.0 million on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding increase in compensation expense, and $10.6 million of net market gains on corporate investments not offset in compensation expense. The three months ended March 31, 2020, included $32.5 million of net market losses on seed capital investments and assets invested for deferred compensation plans, which were offset by a corresponding decrease in compensation expense, and $12.6 million in losses on corporate investments. Non-operating income (expense), net, of CIVs was expense of $2.2 million for the three months ended June 30, 2020, compared to income of $1.4 million for the three months ended March 31, 2020.

Operating margin was 10.2% for the three months ended June 30, 2020, as compared to 23.1% for the three months ended March 31, 2020, reflecting lower revenues and higher strategic restructuring and merger related costs for the three months ended June 30, 2020.

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
We define Adjusted Net Income as Net Income (Loss) Attributable to Legg Mason, Inc. adjusted to exclude the following:

•	Restructuring costs, including:

◦	Corporate charges related to the ongoing strategic restructuring and merger related costs and other cost saving and business initiatives, including severance, lease and other costs; and

◦	Affiliate charges, including affiliate restructuring and severance costs, and certain one-time charges arising from the issuance of management equity plan awards

•	Amortization of intangible assets

•	Gains and losses on seed and other investments that are not offset by compensation or hedges

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

The calculations of Adjusted Net Income and Adjusted EPS are as follows (dollars in thousands, except per share amounts):

	Three Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019
Net Income Attributable to Legg Mason, Inc.	$49,422	$64,159	$45,350
Plus (less):
Restructuring costs:
Strategic restructuring and merger related(1)	30,932	17,035	32,898
Affiliate charges(2)	494	737	1,203
Amortization of intangible assets	5,505	5,636	5,457
Gains and losses on seed and other investments not offset by compensation or hedges	(8,077)	12,545	(6,411)
Acquisition and transition-related costs	557	—	—
Contingent consideration fair value adjustments	—	250	(1,165)
Income tax adjustments:(3)
Impacts of non-GAAP adjustments	(8,274)	(9,666)	(8,635)
Other tax items	(5,173)	2,477	(1,700)
Adjusted Net Income	$65,386	$93,173	$66,997

Net Income Per Diluted Share Attributable to Legg Mason, Inc. Shareholders	$0.54	$0.70	$0.51
Plus (less), net of tax impacts:
Restructuring costs:
Strategic restructuring and merger related	0.24	0.14	0.27
Affiliate charges	—	—	0.01
Amortization of intangible assets	0.04	0.05	0.04
Gains and losses on seed and other investments not offset by compensation or hedges	(0.06)	0.10	(0.05)
Acquisition and transition-related costs	0.01	—	—
Contingent consideration fair value adjustments	—	—	(0.01)
Other tax items	(0.06)	0.03	(0.02)
Adjusted Earnings per Diluted Share	$0.71	$1.02	$0.75

(1)	See Note 15 of Notes to Consolidated Financial Statements for additional information regarding our strategic restructuring initiatives.

(2)	See "Results of Operations" above for additional information regarding affiliate charges.

(3)	The non-GAAP effective tax rates for the three months ended June 30, 2020, March 31, 2020, and June 30, 2019, were 28.0%, 24.6% and 27.0%, respectively.

Adjusted Net Income was $65.4 million, or $0.71 per diluted share, for the three months ended June 30, 2020, $93.2 million, or $1.02 per diluted share, for the three months ended March 31, 2020, and $67.0 million, or $0.75 per diluted share, for the three months ended June 30, 2019.

The decrease for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was driven by a decrease in operating revenues, reflecting a decrease in investment advisory fees due to lower average long-term AUM and changes in the product mix, partially offset by the impact of savings from the strategic restructuring and lower travel and entertainment, advertising and conference expenses.

The decrease for the three months ended June 30, 2020, as compared to the three months ended March 31, 2020, was driven by lower investment advisory fees reflecting lower average AUM and changes in the product mix, as well as a $5.0 million decrease in performance fees that were not passed through as compensation expense.

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

We define Adjusted Operating Income, as Operating Income (Loss), adjusted to exclude the following:

•	Restructuring costs, including:

◦	Corporate charges related to the ongoing strategic restructuring and merger related costs and other cost saving and business initiatives, including severance, lease and other costs; and

◦	Affiliate charges, including affiliate restructuring and severance costs, and certain one-time charges arising from the issuance of management equity plan awards

•	Amortization of intangible assets

•	The impact on compensation expense of:

◦	Gains and losses on investments made to fund deferred compensation plans

◦	Gains and losses on seed capital investments by our affiliates under revenue sharing arrangements

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

The calculations of Operating Margin and Adjusted Operating Margin, are as follows (dollars in thousands):

	Three Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019
Operating Revenues, GAAP basis	$666,186	$719,587	$705,360
Plus (less):
Pass through performance fees	(6,809)	(8,306)	(1,030)
Operating revenues eliminated upon consolidation of investment vehicles	46	52	125
Distribution and servicing fees	(59,859)	(65,763)	(69,937)
Investment advisory fees	(31,612)	(34,038)	(33,950)
Adjusted Operating Revenues	$567,952	$611,532	$600,568
Operating Income, GAAP basis	$67,708	$166,254	$83,935
Plus (less):
Restructuring costs:
Strategic restructuring and merger related	30,932	17,035	32,898
Affiliate charges	633	737	1,203
Amortization of intangible assets	5,505	5,636	5,457
Gains (losses) on deferred compensation and seed investments, net	20,029	(32,540)	7,014
Acquisition and transition-related costs	557	—	—
Contingent consideration fair value adjustments	—	250	(1,165)
Operating loss of consolidated investment vehicles, net	(41)	165	259
Adjusted Operating Income	$125,323	$157,537	$129,601

Operating Margin, GAAP basis	10.2%	23.1%	11.9%
Adjusted Operating Margin	22.1	25.8	21.6
Adjusted EBITDA
We define Adjusted EBITDA as cash provided by (used in) operating activities plus (minus):

•	Interest expense, net of accretion and amortization of debt discounts and premiums

•	Current income tax expense (benefit)

•	Net change in assets and liabilities, which aligns with the Consolidated Statements of Cash Flows

•	Net (income) loss attributable to noncontrolling interests

•	Net gains (losses) and earnings on investments

•	Net gains (losses) on consolidated investment vehicles

•	Other

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

The calculations of Adjusted EBITDA are as follows (dollars in thousands):

	Three Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019
Cash provided by (used in) operating activities, GAAP basis	$(211,492)	$183,472	$(187,577)
Plus (less):
Interest expense, net of accretion and amortization of debt discounts and premiums	28,154	26,601	28,375
Current tax expense	4,904	179	(4,246)
Net change in assets and liabilities	378,185	(43,414)	303,077
Net change in assets and liabilities of consolidated investment vehicles	(101,352)	31,095	(13,012)
Net income attributable to noncontrolling interests	(5,652)	(11,224)	(16,219)
Net gains (losses) and earnings on investments	(11,830)	19,551	6,748
Net gains (losses) on consolidated investment vehicles	(2,158)	1,358	9,561
Other	24	(95)	(343)
Adjusted EBITDA	$78,783	$207,523	$126,364
Adjusted EBITDA for the three months ended June 30, 2020, March 31, 2020, and June 30, 2019, was $78.8 million, $207.5 million, and $126.4 million, respectively.

Liquidity and Capital Resources
As of June 30, 2020, we had approximately $650 million in cash and cash equivalents in excess of our working capital and regulatory requirements. On July 21, 2020, we used $250 million of cash to repay the outstanding borrowings on our unsecured revolving credit agreement (as amended from time to time the "Credit Agreement"), as further discussed below. The primary objective of our capital structure is to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. We review our overall funding needs and capital base on an ongoing basis to determine if the capital base meets the expected needs of our businesses.

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our operations have been principally funded by equity capital, long-term debt and retained earnings. At June 30, 2020, cash and cash equivalents, total assets, long-term debt, net, and stockholders' equity were $0.9 billion, $7.9 billion, $2.0 billion and $3.9 billion, respectively. Total assets include amounts related to CIVs and other consolidated sponsored investment products of $35 million.

Cash and cash equivalents are primarily invested in liquid domestic and non-domestic money market funds that hold principally domestic and non-domestic government and agency securities, bank deposits, corporate commercial paper, and short-term treasury bills. We have not recognized any losses on these investments. Our monitoring of cash and cash equivalents partially mitigates the potential that material risks may be associated with these balances.

The following table summarizes our Consolidated Statements of Cash Flows:

	Three Months Ended June 30,
	2020	2019
Cash flows used in operating activities	$(211.5)	$(187.6)
Cash flows used in investing activities	(6.0)	(18.9)
Cash flows provided by (used in) financing activities	121.1	(68.1)
Effect of exchange rate changes	(0.9)	(2.7)
Net change in cash, cash equivalents, and restricted cash	(97.3)	(277.3)
Cash, cash equivalents and restricted cash, beginning of period	1,049.7	950.8
Cash, cash equivalents and restricted cash, end of period	$952.4	$673.5

Cash outflows used in operating activities during the three months ended June 30, 2020 and 2019, were $211.5 million and $187.6 million, respectively, primarily related to annual payments for accrued compensation, offset in part by Net Income, adjusted for non-cash items, in each period.

Cash outflows used in investing activities during the three months ended June 30, 2020, were $6.0 million, primarily related to payments made for fixed assets. Cash outflows used in investing activities during the three months ended June 30, 2019, were $18.9 million, primarily related to the acquisition of Gramercy Europe (Jersey) Limited ("Gramercy").

Cash inflows provided by financing activities during the three months ended June 30, 2020, were $121.1 million, primarily related to $250 million of borrowings under the Credit Agreement, as further discussed below, and issuances of common stock for stock-based compensation of $53.4 million, offset in part by net redemptions attributable to noncontrolling interests in CIVs and other consolidated investment products of $95.2 million, funding of employee tax withholdings by settlement of net share transactions of $37.2 million, dividends paid of $36.3 million, and distributions to affiliate noncontrolling interest holders of $13.7 million. Cash outflows used in financing activities during the three months ended June 30, 2019, were $68.1 million, primarily related to dividends paid of $30.1 million, distributions to affiliate noncontrolling interest holders of $16.2 million and funding of employee tax withholdings by settlement of net share transactions of $12.6 million.

On April 3, 2020, we borrowed $250 million under the Credit Agreement to provide additional liquidity amid heightened uncertainty due to the COVID-19 pandemic. These borrowings were repaid in full on July 21, 2020 using existing cash resources. Based on our current level of operations, we expect that cash generated from our operating activities, together with available cash on hand, will be adequate to support our working capital needs for at least the next 12 months. Subject to the limitations contained in the Merger Agreement and if the closing of the Merger were not occurring, we would intend to utilize our available resources for activities including, but not limited to, acquisitions and seed capital investments in new and existing products. In addition to our ordinary operating cash needs, we anticipate other cash needs during the next 12 months, including various merger related payments, which are contingent upon the Merger closing, and will be made post-closing.

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

	EnTrust Global	Clarion Partners	Other	Total
Affiliate noncontrolling interests as of June 30, 2020	$375.9	$129.7	$13.0	$518.6

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

See Notes 9 and 13 of Notes to Consolidated Financial Statements for additional information.

Affiliate Management Equity Plans
In conjunction with the acquisition of Clarion Partners in April 2016, we implemented an affiliate management equity plan that entitles certain key employees of Clarion Partners to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts) subsequent to the date of the grant. In March 2016, we implemented an affiliate management equity plan with Royce. Under this management equity plan, as of June 30, 2020, noncontrolling interests equivalent to 24.5% in the Royce entity have been issued to its management team. In addition, we implemented an affiliate management equity plan in March 2014, that entitles certain key employees of ClearBridge to participate in 15% of the future growth, if any, of the enterprise value (subject to appropriate discounts). As of June 30, 2020, the estimated redemption fair value for units under management equity plans aggregated $84 million. Repurchases of units granted under the plans may impact future liquidity requirements, however, the amounts and timing of repurchases are too uncertain to project with any accuracy. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding affiliate management equity plans.

Future Outlook

Strategic Restructuring
As previously discussed, our strategic restructuring was substantially complete as of June 30, 2020. We incurred cumulative strategic restructuring costs of $88 million through June 30, 2020, approximately 20% of which were non-cash charges. These aggregate costs were significantly lower than our initial forecasted range of $130 million to $150 million. Approximately $55 million of these costs have been paid to date and approximately $10 million of the remaining costs represent lease obligations to be paid over the lease term. Any additional charges related to the strategic restructuring are not expected to be material. See Note 15 of Notes to Consolidated Financial Statements for additional information. During the quarter ended June 30, 2020, we achieved annual run rate cost savings of $104 million. As of June 30, 2020, we have realized cumulative savings of approximately $84 million.

Short-term Debt and Long-term Borrowings
As previously discussed, on April 3, 2020, we borrowed $250 million under the Credit Agreement, which was repaid in full on July 21, 2020. Upon the closing of the Merger, we intend to terminate the Credit Agreement.

Liquid Assets
Our liquid assets include cash, cash equivalents, and certain current investment securities. As of June 30, 2020, our total liquid assets of approximately $1.1 billion, included $292 million of cash, cash equivalents, and investments held by foreign subsidiaries. Other net working capital amounts of foreign subsidiaries were not significant.

Other
In connection with the acquisition of Clarion Partners in April 2016, we committed to ultimately provide up to $100 million of seed capital to Clarion Partners products.

In January 2016, we acquired a minority equity position in Precidian Investments, LLC ("Precidian"). Under the terms of the transaction, we acquired series B preferred units of Precidian that entitle us to approximately 20% of the voting and economic interests of Precidian, along with customary preferred equity protections. Precidian has executed license arrangements with various financial institutions to use the ActiveShares® product. On January 22, 2020, we provided notice of our intent to convert our preferred units to 75% of the common equity of Precidian on a fully diluted basis, subject to satisfaction of certain closing conditions within the nine months following our notice. We planned to use cash on hand for the related $25 million payment, however that event is after the closing of the Merger.

Our Consolidated Balance Sheet as of June 30, 2020, includes approximately 1% of total assets (8% of financial assets at fair value) and less than 1% of total liabilities (68% of financial liabilities measured at fair value) that meet the definition of Level 3.

Contractual and Contingent Obligations
We have contractual obligations to make future payments, principally in connection with our long-term debt, non-cancelable lease agreements, acquisition agreements and service agreements. On April 3, 2020, we borrowed $250 million under the

Credit Agreement to provide additional liquidity amid heightened uncertainty due to the COVID-19 pandemic. These borrowings were repaid in full on July 21, 2020. There were no other material changes to our contractual obligations during the three months ended June 30, 2020. See Notes 7, 8 and 9 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2020, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Item 4.        Controls and Procedures

As of June 30, 2020, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the three months ended June 30, 2020:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under the plans or programs
April 1, 2020 through April 30, 2020	59,458	$49.10	—	$—
May 1, 2020 through May 31, 2020	357,122	52.28	—	—
June 1, 2020 through June 30, 2020	311,226	50.00	—	—
Total	727,806	$51.05	—	$—

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
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2020, filed on July 31, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE:	July 31, 2020	/s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and
Chairman of the Board

DATE:	July 31, 2020	/s/ Peter H. Nachtwey
Peter H. Nachtwey
Senior Executive Vice President
and Chief Financial Officer